Form 10-Q
period 1997-09-30
TRIMERIS INC
filed 1997-11-14
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

      --------------------------------------------------------------------

                         Commission File Number 0-23155

                                 TRIMERIS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            56-1808663
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                              4727 University Drive
                          Durham, North Carolina 27707
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (919) 419-6050

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant
was required to file such reports),                     [ x ] Yes [   ] No

and (2) has been subject to such filing requirements for the past 90 days.
                                                        [   ] Yes [ x ] No

The number of shares outstanding of the registrant's common stock as of November 13, 1997 was 10,542,829.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                  For the Nine Months Ended September 30, 1997

                                      INDEX

PART 1.   FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Balance Sheets as of  September 30, 1997 and
          December 31, 1996                                                    1

          Statements of Operations for the Three and Nine Months
          Ended September 30, 1997 and 1996 and Period From
          Inception (January 7, 1993) Through September 30, 1997               2

          Statements of Cash Flows for the Nine Months
          Ended September 30, 1997 and 1996 and Period From
          Inception (January 7, 1993) Through September 30, 1997               3

          Notes to Financial Statements                                        4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            6

PART 2.   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   10

Item 2.   Changes in Securities and Use of Proceeds                           10

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

Signature Page                                                                13

Exhibit Index                                                                 14

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 (in thousands)

                                                               December 31,  September 30,
                                                                   1996          1997
                                                                   ----          ----
                                                                              (unaudited)

Assets
Current assets:
  Cash and cash equivalents                                      $    132      $    530
  Short-term investments                                               --         5,606
  Accounts receivable                                                  33            64
  Loans to employees                                                    3            --
  Prepaid expenses                                                     45           465
                                                                 --------      --------
    Total current assets                                              213         6,665

Property, furniture and equipment, net                                897           750
                                                                 --------      --------
Other assets:
  Equipment held for resale, net                                       54            23
  Exclusive license agreement, net                                     32            30
  Patent costs, net                                                   413           460
  Other, net                                                           75            87
                                                                 --------      --------
    Total other assets                                                574           600
                                                                 --------      --------
    Total assets                                                 $  1,684      $  8,015
                                                                 ========      ========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                               $    255      $    500
  Current installments of capital lease obligations                   500           313
  Accrued compensation                                                 77           529
  Accrued expenses                                                    686           437
                                                                 --------      --------
    Total current liabilities                                       1,518         1,779
Notes payable                                                         259           260
Capital lease obligations, less current installments                  316           274
                                                                 --------      --------
    Total liabilities                                               2,093         2,313
                                                                 --------      --------
Commitments and contingencies
Stockholders' equity (deficit):
  Series A, B, C, and D preferred stock at $.001 par value
    per share, 62,666,667 shares authorized, 33,468,899 and
    52,501,266 shares issued and outstanding at December 31,
    1996 and September 30, 1997, respectively                          33            53
  Common Stock at $.001 par value per share, 80,000,000
    shares authorized, 436,688 and 1,118,710 shares issued
    and outstanding at December 31, 1996 and September 30, 1997         1             1
  Additional paid-in capital                                       17,536        32,782
  Deficit accumulated during the development stage                (17,965)      (24,796)
  Deferred compensation                                                --        (2,103)
  Unrealized gain on short-term investments                            --            20
  Notes receivable from stockholders                                  (14)         (255)
                                                                 --------      --------
    Net stockholders' equity (deficit)                               (409)        5,702
                                                                 --------      --------
    Total liabilities and stockholders' equity                   $  1,684      $  8,015
                                                                 ========      ========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                           Cumulative
                                 Three Months          Nine Months       From Inception
                              Ended September 30,  Ended September 30,  (January 3, 1993)
                              ------------------   ------------------   To September 30,
                                1996      1997       1996      1997           1997
                                ----      ----       ----      ----           ----

Revenue                       $    --   $   129    $    --   $   341        $    500
                              -------   -------    -------   -------        --------
Operating expenses:
  Research and development      1,507     2,655      3,785     5,514          18,110
  General and administrative      424       875      1,226     1,661           6,521
                              -------   -------    -------   -------        --------
    Total operating
      expenses                  1,931     3,530      5,011     7,175          24,631
                              -------   -------    -------   -------        --------
Operating loss                 (1,931)   (3,401)    (5,011)   (6,834)        (24,131)
                              -------   -------    -------   -------        --------
Other income (expense):
  Interest income                   7        76         39       109             231
  Interest expense                (43)      (28)      (129)     (106)           (896)
                              -------   -------    -------   -------        --------
                                  (36)       48        (90)        3            (665)
                              -------   -------    -------   -------        --------
  Net loss                    $(1,967)  $(3,353)   $(5,101)  $(6,831)       $(24,796)
                              =======   =======    =======   =======        ========

Pro forma net loss per share  $ (0.41)  $ (0.45)   $ (1.12)  $ (1.06)
                              =======   =======    =======   =======
Pro forma weighted average
  shares used in per share
  computations                  4,820     7,451      4,567     6,422
                              =======   =======    =======   =======


                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Cumulative
                                                       Nine Months Ended   From Inception
                                                         September 30,    (January 3, 1993)
                                                       -----------------  To September 30,
                                                        1996       1997         1997
                                                        ----       ----         ----

Cash flows from operating activities:
  Net Loss                                            $(5,101)  $ (6,831)    $(24,796)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                          507        434        2,065
    Other amortization                                      5         21           47
    Amortization of deferred compensation                   -        233          233
    Provision for equipment held for resale                 -         31           92
    Stock issued for consulting services                    -          -            5
    Stock issued to repay interest on notes to
      stockholders                                          -          -          195
    Debt issued for research and development                -          -          193
    Loss on disposal of property and equipment              -          -           17
  Changes in operating assets and liabilities:
      Accounts receivable and loans to employees           (4)       (28)         (64)
      Prepaid expenses                                    (52)      (420)        (465)
      Other assets                                         80        (12)         (81)
      Accounts payable                                    182        245          500
      Accrued compensation                                 77        452          439
      Accrued expenses                                    145       (249)         437
                                                      -------   --------     --------
        Net cash used by operating activities          (4,161)    (6,124)     (21,183)
                                                      -------   --------     --------
Cash flows from investing activities:
  Purchases of short-term investments                       -     (5,586)      (5,586)
  Purchases of property and equipment                    (334)      (287)        (717)
  Equipment held for resale                                 -          -         (115)
  Organization costs                                        -          -           (8)
  Patent costs                                           (102)       (66)        (481)
                                                      -------   --------     --------
        Net cash used in investing activities            (436)    (5,939)      (6,907)
                                                      -------   --------     --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                 101          1        6,410
  Lease costs                                               -          -          (13)
  Principal payments under capital lease obligations     (119)      (229)      (1,527)
  Proceeds from issuance of Common Stock                   29          9           38
  Proceeds from issuance of Preferred Stock             3,250     12,777       23,896
  Repayment of notes receivable from stockholders           -         12           12
  Stock issuance costs                                    (24)      (109)        (196)
                                                      -------   --------     --------
        Net cash provided by financing activities       3,237     12,461       28,620
                                                      -------   --------     --------
Net increase (decrease) in cash and cash equivalents   (1,360)       398          530
Cash and cash equivalents, beginning of period          1,343        132            -
                                                      -------   --------     --------
Cash and cash equivalents, end of period              $   (17)  $    530     $    530
                                                      =======   ========     ========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.    BASIS OF PRESENTATION

      Trimeris, Inc. (the "Company") was incorporated on January 7, 1993 to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. These financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," to recognize the fact that the Company is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced.

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 1996 financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on October 6, 1997 (the "S-1 Registration Statement").

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    PRO FORMA NET LOSS PER SHARE

      The pro forma net loss per share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the initial filing of the S-1 Registration Statement, even when anti-dilutive, have been included in the calculation as if they were outstanding for all periods, using the treasury stock method. The pro forma net loss per common share gives effect to the mandatory conversion of all outstanding shares of Preferred Stock into 6,261,615 shares of Common Stock upon the completion of the Company's initial public offering in October, 1997.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 changes the computation of net income per share from the method currently prescribed by Accounting Principles Board Opinion No. 15. The Company intends to adopt SFAS 128 for periods ending after December 15, 1997 and to restate previously reported historical information at that time. Adoption of SFAS 128 is not expected to materially affect the Company's financial statements.

3.    STATEMENTS OF CASH FLOWS

      Deferred stock compensation of $2,336,000 was recognized during the nine months ended September 30, 1997 for stock options issued below market value. Interest of $129,000 and $106,000 was paid during the nine months ended September 30, 1996 and 1997, respectively.

4.    INITIAL PUBLIC OFFERING OF STOCK

      In October, 1997, the Company closed its initial public offering of common stock at $12 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters' over-allotment option closed in November, 1997, were approximately $34.5 million after deducting applicable issuance costs and expenses. In connection with the public offering, all the outstanding Preferred Stock was converted into approximately 6,261,615 shares of the Company's Common Stock.

5.    STOCK SPLIT

      Effective July 11, 1997, the Company declared a one for eight and one-half reverse stock split for common shareholders. This stock split has been retroactively applied and all periods presented have been restated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Statements in this Form 10-Q that are not historical fact are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of known and unknown risks and uncertainties, many of which are beyond the Company's control. Accordingly, the Company's actual prospective results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, in addition to those discussed herein under the heading "Factors That May Impact Future Operations" and elsewhere in this Form 10-Q, the following: (i) uncertainties associated with the Company's status as a development stage company with a limited operating history and a history of losses since inception; (ii) risks inherent in the Company's present reliance on a single product candidate; (iii) uncertainties, unanticipated developments or delays related to the Company's clinical trials and clinical trial strategy and the adverse impact such events may have on the Company's existing capital resources; (iv) the ability of the Company to maintain existing or enter into additional collaborative and/or licensing arrangements with third parties to assist in the commercialization, testing, manufacturing and marketing of its product candidates; (v) the Company's ability to obtain adequate additional funding needed to meet the substantial costs associated with the development of existing and new product candidates; (vi) the enactment of new or unanticipated regulatory requirements related to the testing and FDA approval of the Company's product candidates; (vii) the possibility of infringement of the Company's intellectual property rights and the Company's ability to protect its product candidates, technology and other proprietary information; (viii) the Company's ability to develop manufacturing, sales, marketing and distribution capabilities, and (ix) the Company's ability to effectively compete with other companies currently developing similar product candidates, including companies with substantially greater financial and technical resources. Further information regarding these factors, as well as other factors that could cause actual results to differ materially from those set forth in such forward-looking statements, is discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the 1996 financial statements and notes thereto included in the Company's S-1 Registration Statement, which should be read in conjunction with this Form 10-Q. The Company undertakes no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances arising after the date hereof.

Overview

      Trimeris commenced operations in January 1993, has a limited operating history and is a development stage company. Since its inception, substantially all of the Company's resources have been dedicated to the development, patenting, preclinical testing and a Phase I/II clinical trial of T-20, the Company's lead product candidate, the development of its proprietary technology platform and research and development and preclinical testing of other potential product candidates and compounds discovered by the Company. The Company has received revenue solely from SBIR grants and an investigative contract and has yet to generate any revenue from product sales or royalties, and there can be no assurance that it will be able to generate any such revenues or royalties in the future.

      Product candidates and compounds discovered by the Company and developed through the Company's product development programs will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. The Company has incurred losses since its inception and, as of September 30, 1997, had an accumulated deficit of approximately $24.8 million. Such losses have resulted principally from expenses incurred in the Company's research and development activities associated with the development, patenting, preclinical testing and a Phase I/II clinical trial of T-20, the development of its proprietary technology platform, research and development and preclinical testing of other potential product candidates and compounds discovered by the Company, and from general and administrative expenses. The Company expects to continue to incur substantial losses for the foreseeable future. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

REVENUE. There was no revenue recognized for the three months ended September 30, 1996. Revenue recognized for the three months ended September 30, 1997 consisted of approximately $129,000 of income from SBIR grants.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses increased from approximately $1.5 million for the three months ended September 30, 1996 to approximately $2.7 million for the three months ended September 30, 1997. The increase is primarily due to increased costs related to additional personnel and related laboratory research supplies to support these personnel, the completion of a Phase I/II clinical trial for T-20 in September 1997, and the purchase of drug product material for a Phase II clinical trial expected to begin in the fourth quarter of 1997. Total research personnel were 25 and 28 at September 30, 1996 and 1997, respectively. The Company expects its research and development expenses to increase substantially in the future due to continued expansion of product development activities, including preclinical testing and clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased from approximately $424,000 for the three months ended September 30, 1996 to approximately $875,000 for the three months ended September 30, 1997. The increase is due to costs related to additional personnel and consultants to support the Company's growth. The Company expects its administrative expenses to increase in the future to support the expansion of its product development activities and to meet the requirements of operating as a public company.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other expenses changed from approximately $36,000 in expense for the three months ended September 30, 1996 to $48,000 in income for the three months ended September 30, 1997. This change was primarily due to increased interest income due to larger cash balances.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

REVENUE. There was no revenue recognized for the nine months ended September 30, 1996. Revenue recognized for the nine months ended September 30, 1997 consisted of approximately $241,000 of income from SBIR grants and $100,000 from an investigative contract.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses increased from approximately $3.8 million for the nine months ended September 30, 1996 to approximately $5.5 million for the nine months ended September 30, 1997. The increase is primarily due to increased costs related to additional personnel and related laboratory research supplies to support these personnel, the continuation and completion of a Phase I/II clinical trial for T-20, and the purchase of drug product material for a Phase II clinical trial expected to begin in the fourth quarter of 1997. Total research personnel were 25 and 28 at September 30, 1996 and 1997, respectively. The Company expects its research and development expenses to increase substantially in the future due to continued expansion of product development activities, including preclinical testing and clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased from approximately $1.2 million for the nine months ended September 30, 1996 to approximately $1.6 million for the nine months ended September 30, 1997. The increase is due to costs related to additional personnel and consultants to support the Company's growth. The Company expects its administrative expenses to increase in the future to support the expansion of its product development activities and to meet the requirements of operating as a public company.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other expenses changed from approximately $90,000 in expense for the nine months ended September 30, 1996 to $3,000 in income for the nine months ended September 30, 1997. This change was primarily due to increased interest income due to larger cash balances.

Liquidity and Capital Resources

      Since inception, the Company has financed its operations primarily through the private placement of equity securities, the issuance of notes to stockholders and equipment lease financing. Net cash used by operating activities was approximately $4.2 million and approximately $6.1 million for the nine months ended September 30, 1996 and 1997, respectively. The cash used by operating activities was used primarily to fund research and development and general and administrative expenses. Cash provided by financing activities was approximately $3.2 million and approximately $12.5 million for the nine months ended September 30, 1996 and 1997, respectively. The cash provided by financing activities was primarily from the sale of equity securities.

      As of September 30, 1997, the Company had approximately $6.1 million in cash and cash equivalents and short-term investments. In October, 1997, the Company closed its initial public offering of common stock at $12 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters' over-allotment option closed in November, 1997, were approximately $34.5 million after deducting applicable issuance costs and expenses.

      The Company has experienced negative cash flows from operations since its inception and does not anticipate generating sufficient positive cash flows to fund its operations in the foreseeable future. The Company has expended, and expects to continue to expend in the future, substantial funds to pursue its product candidate and compound discovery and development efforts, including expenditures for continued clinical trials of T-20, research and development and preclinical testing of other product candidates and compounds discovered by the Company and the development of its proprietary technology platform. As of September 30, 1997, the Company had commitments to purchase approximately $1.3 million of product candidate materials. These expenditures may be financed with capital or operating leases, debt or working capital. The Company expects that its existing capital resources, together with the net proceeds received in its initial public offering of common stock closed in October, 1997, and the interest earned thereon, will be adequate to fund its capital requirements through 1998. However, the Company's future capital requirements and the adequacy of available funds will depend on many factors, including the results of the clinical trials relating to T-20, the progress and scope of the Company's product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of the Company's product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the United States Food and Drug Administration, administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions and other factors, many of which are outside of the Company's control. Thus, there can be no assurance that the Company's existing capital resources, including the proceeds from its initial public offering closed in October, 1997, together with the interest earned thereon, will be sufficient to fund the Company's capital requirements during the period discussed above. The Company believes that substantial additional funds will be required to continue to fund its operations and that the Company will be required to obtain additional funds through equity or debt financing or licenses, agreements or other arrangements with collaborative partners and others, or from other sources. The terms of any such equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all, or that such financings will be adequate to meet the Company's future capital requirements. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its preclinical testing, clinical trials and research and development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates or compounds, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Factors That May Affect Future Results

      The Company expects to incur substantial losses for the foreseeable future and expects losses to increase as the Company's research and development, preclinical testing and clinical trial efforts expand. The amount and timing of the Company's operating expenses will depend on several factors, many of which are beyond the Company's control, including the status of the Company's research and development activities, product candidate and compound discovery and development efforts, including preclinical testing and clinical trials, the timing of regulatory actions, the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights, the ability of the Company to establish, internally or through relationships with third parties, manufacturing, sales, marketing and distribution capabilities, technological and other changes in the competitive landscape, changes in the Company's existing research and development relationships and strategic alliances, evaluation of the commercial viability of potential product candidates and other factors, many of which are outside of the Company's control. As a result, the Company believes that period-to-period comparisons of financial results in the future are not necessarily meaningful and results of operations in prior periods should not be relied upon as an indication of future performance. Any deviations in results from operations from levels expected by securities analysts and investors could also have a material adverse effect on the market price of the Common Stock.

      The Company's ability to achieve profitability will depend, in part, upon its or its collaborated partners' ability to successfully develop and obtain regulatory approval for T-20 and other product candidates and compounds discovered by the Company, and to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

      The Company is currently attempting to develop a novel manufacturing process for T-20 which could be more cost-effective than currently available methods of production. There can be no assurance of success of this process development. Currently available manufacturing methodologies are expensive and such costs, as well as the Company's current dependence on third parties for the manufacture of its products, and product candidates could adversely affect the Company's profit margins and its ability to commercialize T-20. There can be no assurance that the Company will be able to manufacture T-20 on a cost-effective or timely basis.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        (a)  Not applicable.

        (b)  Not applicable.

        (c) Except as hereinafter set forth, there have been no securities sold by the Company during the quarter ended September 30, 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Common Stock amounts and prices in this section have been adjusted to reflect the 1-for-8.5 reverse stock split of the Company's Common Stock effected on July 11, 1997.

             (i) On July 1, 1997, the Company issued 10,589 shares of Common Stock to a key employee of the Company at a purchase price of $0.43 per share. From July 1, 1997 through September 30, 1997, the Company issued options to certain employees, directors, consultants and others to purchase an aggregate of 30,500 shares of Common Stock at a weighted average exercise price of $1.00 per share. None of such options have been exercised and all remain outstanding.

                   From July 1, 1997 to September 30, 1997, previously granted options to purchase an aggregate of 15,649 shares of Common Stock have been exercised at a weighted average exercise price of $.425 per share.

             (ii) No underwriters were involved in connection with the above-referenced sales of securities.

             (iii) The issuances of the compensatory stock awards and stock options, and the shares of Common Stock issued upon exercise thereof, all as referenced above and all of which were issued prior to the effectiveness of the S-1 Registration Statement, were issued in reliance upon the exemption provided by
                   Section 3(b) of the Securities Act and Rule 701 promulgated thereunder, as well as Section 4(2) of the Securities Act. Appropriate legends are affixed to the aforementioned securities.

        (d)  Use of Proceeds:

             The effective date of the S-1 Registration Statement, registering 2,875,000 shares of Common Stock of the Company, was October 6, 1997. A subsequent registration statement on Form S-1, SEC File No. 333-37319, filed pursuant to Rule 462(b) promulgated under the Securities Act and registering 287,500 additional shares of Common Stock, was filed and became effective on October 7, 1997.

             The date of the commencement of the offering of such registered shares was October 7, 1997, and the offering terminated on November 12, 1997, upon the closing of the underwriters' exercise of their over-allotment option with respect to 412,500 of the registered shares. The managing underwriters in the offering were UBS Securities LLC and NationsBanc Montgomery Securities, Inc.

             Information concerning the registered shares as of the date of this report is set forth below:

             Title of Security:                      Common stock

             Amount Registered:                        3,162,500
             Aggregate Price of the
             Offering Amount Registered:             $37,950,000
             Amount Sold:                              3,162,500
             Aggregate Offering Price of
             Amount Sold:                            $37,950,000


             A reasonable estimate of the amount of the expenses incurred to date by the Company in connection with the issuance and distribution of the registered shares is as follows:

             Underwriting Discounts and Commissions:       $  2,656,500
             Finders' Fee:                                 $          -
             Expenses Paid To or For Underwriters:         $          -
             Other Expenses:                               $    800,000
                                                           ------------
                 Total:                                    $  3,456,000
                                                           ============

             All of the expenses listed above were direct or indirect payments to others and not payments to directors, officers, affiliates or 10% stockholders of the Company. The amount of net offering proceeds to the Company after the total expenses listed above is approximately $34,494,000.

             A reasonable estimate of the amount of the net offering proceeds used by the Company from the effective date of the S-1 Registration Statement to the date of this report for each of the purposes listed below is as follows:

             Construction of Plant, Building and Facilities:       $          -
             Purchase and Installation of Machinery and
                 Equipment:                                        $          -
             Purchase of Real Estate:                              $          -
             Acquisition of Other Businesses:                      $          -
             Repayment of Indebtedness:                            $          -
             Working Capital:                                      $          -
             Temporary Investments:
                     Short Term:                                   $ 34,494,000
                     Long Term:                                    $          -
                     Other (specify):                              $          -
             Other Purposes for which at least 5% of the
                 Total Proceeds (or $100,000, whichever is less)
                 Has Been Used (Specify):                          $          -

             All of the above-referenced payments were direct or indirect payments to others and not payments to directors, officers, affiliates or 10% stockholders of the Company. The use of proceeds listed above does not represent a material change in the use of proceeds described in the Company's Prospectus filed as a part of the S-1 Registration Statement.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        The following matters were voted upon through the execution of written consents from stockholders, and approved as follows:

                                            Consent
        Matter                               Date            For        Against
        ------                               ----            ---        -------

        Amendment to Certificate of
          Incorporation                  July 11, 1997        *

        Amendment to Trimeris, Inc.
          New Stock Option Plan          July 11, 1997        *

        Approval of 1997 Employee
          Stock Purchase Plan            August 28, 1997      *

        Amendment to Certificate of
          Incorporation                  August 28, 1997      *

     * These matters were approved by a majority or greater of the stockholders entitled to vote on such matters.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and are incorporated herein by reference.

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Trimeris, Inc.
                                                ----------------
                                                  (Registrant)


November 12, 1997                          /s/ M. ROSS JOHNSON
-----------------                          ------------------------
                                                M. Ross Johnson
                                                President, Chief Executive
                                                Officer, and Chief Scientific
                                                Officer


November 12, 1997                          /s/ MATTHEW A. MEGARO
-----------------                          ------------------------
                                                Matthew A. Megaro
                                                Chief Operating Officer,
                                                Chief Financial Officer,
                                                Executive Vice President and
                                                Secretary (Principal Accounting
                                                and Financial Officer)

                                  EXHIBIT INDEX

Number                        Description
------                        -----------

11.1                          Computations of Loss Per Share

27.1                          Financial Data Schedule