Form 10-K
period 1997-12-31
TRIMERIS INC
filed 1998-03-31
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from _______ to _______

                         Commission File Number 0-23155

                                 TRIMERIS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               56-1808663
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                        4727 UNIVERSITY DRIVE, SUITE 100
                          DURHAM, NORTH CAROLINA 27707

          (Address of principal executive offices, including Zip Code)

                                 (919) 419-6050
               Registrant's telephone number, including area code:

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                 Common Stock, $.001 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 27, 1998 was approximately $67,731,000 (based on the last sale price of such stock as reported by the NASDAQ National Market System):

     The number of shares of the registrant's Common Stock outstanding as of March 27, 1998 was 10,551,410.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

                                 TRIMERIS, INC.

                             FORM 10-K ANNUAL REPORT

                   For the Fiscal Year Ended December 31, 1997

                                Table of Contents

Item Number                                                                     Page
-----------                                                                     ----
PART I.

Item 1.   Business                                                                1

Item 2.   Properties                                                             22

Item 3.   Legal Proceedings                                                      23

Item 4.   Submission of  Matters to a Vote of Security Holders                   23

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters  23

Item 6.   Selected Financial Data                                                25

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  26

Item 8.   Financial Statements and Supplementary Data                            29

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                               29

PART III.

Item 10.  Directors and Executive Officers of the Registrant                     30

Item 11.  Executive Compensation                                                 32

Item 12.  Security Ownership of Certain Beneficial Owners and Management         32

Item 13.  Certain Relationships and Related Transactions                         32

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       33

Signature Page                                                                   34

Exhibit Index                                                                    35

                                     PART I.


Item 1.  Business

     Statements in this Form 10-K that are not historical fact are forward-looking statements. These forward-looking statements include statements regarding Trimeris, Inc.'s (the "Company" or "Trimeris") expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond the Company's control. The results of the Company's previous clinical trials are not necessarily indicative of future clinical trials, and the Company's actual prospective results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein under the heading "Risk Factors", in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K. Further information regarding these factors, as well as other factors that could cause actual results to differ materially from those set forth in such forward-looking statements, is discussed under the heading "Risk Factors" included in the Company's S-1 Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission (the "SEC") on October 6, 1997 and from time to time in Trimeris' filings with the SEC, which should be read in conjunction with this Form 10-K. The Company undertakes no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances arising after the date hereof.

Overview

     Trimeris, Inc. was incorporated under Delaware law as SL-1 Pharmaceuticals, Inc. on January 7, 1993 and changed its name to Trimeris, Inc. on February 11, 1993. Trimeris is a biopharmaceutical company engaged in the discovery and development of novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. Viral fusion is a complex process by which viruses attach to and penetrate host cells. The Company's lead product candidate, T-20, inhibits fusion of Human Immunodeficiency Virus-1 ("HIV") with host cells. T-20 has been tested in a multidose Phase I/II clinical trial as a monotherapy for HIV-infected patients in the United States. The results from this clinical trial indicate that short-term administration of T-20 in an intravenous formulation is safe and well tolerated. Furthermore, all four patients in the clinical trial who received the highest dose of T-20 experienced a reduction in HIV viral load to below detectable levels (less than 500 copies/ml) during the treatment period. T-20 and the Company's other product candidates are designed to inhibit viral fusion, unlike other currently approved therapeutic agents that target replicating viruses inside already infected cells. The Company has developed a proprietary technology platform in the field of fusion inhibition, which is being applied to the discovery and development of novel products for the treatment of a variety of viral diseases.

     The Company is a development stage company. The Company completed its initial public offering in October 1997, raising approximately $34.5 million. Prior to that time, the Company financed its operations primarily through the private placement of equity securities, the issuance of notes to stockholders and equipment lease financing. Since inception, substantially all of the
Company's resources have been dedicated to the development, patenting, preclinical testing and a Phase I/II clinical trial of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of the Company's proprietary technology platform, and research and development and preclinical testing of other potential product candidates and compounds discovered by the Company. The Company has incurred losses since its inception and, as of December 31, 1997, had an accumulated deficit of approximately $29.4 million. The Company has received revenue solely from Small Business Innovation Research ("SBIR") grants and an investigative contract and has yet to generate any revenue from product sales or royalties, and there can be no assurance that it will be able to generate any such revenues or royalties in the future.

The Company's Technology

     The Company's academic founders, Dr. Dani Bolognesi and Dr. Thomas Matthews, both of the Duke University Center for AIDS Research, discovered a novel method to block HIV infection by inhibiting viral fusion with host cells. This discovery was licensed to the Company and led to the Company's development of its proprietary technology platform. The Company is using its proprietary technology platform to support its discovery and development programs. Unlike therapeutic agents targeting viral replication processes inside host cells, the Company's product candidates prevent one of the first steps in the infection process that occurs outside of the host cell. The Company's goal is to use its expertise in the field of fusion inhibition to discover, develop and market novel peptides or small molecules to inhibit viral fusion for the treatment of a variety of diseases.

     T-20, the Company's lead product candidate, inhibits HIV infection. T-20 is a proprietary 36 amino acid synthetic peptide that binds to a key peptide domain of the HIV gp41 protein and blocks HIV viral fusion by interfering with the interactions between peptide domains within viral proteins that are required for HIV entry into a host cell. In a multidose Phase I/II clinical trial, T-20 exhibited dose-dependent anti-HIV activity while eliciting no drug-related adverse events and no dose-limiting toxicities during the treatment period.

     Through its study of the HIV fusion process, the Company has developed a proprietary technology platform aimed at discovering antiviral compounds. The cornerstone of this platform is Computerized Anti-Fusion Searching Technology ("CAST"), a proprietary computer algorithm which identifies target sequences within certain viral proteins that have the potential to interact during the fusion process. Once identified by the CAST algorithm, these target sequences form the basis for designing highly selective and potent peptide inhibitors of viral fusion. CAST has enabled the Company to design product candidates for Respiratory Syncytial Virus ("RSV") and Human Parainfluenza Virus ("HPIV") fusion inhibition. The Company has identified, and has filed patent applications disclosing, numerous discrete peptide sequences, which include potential fusion targets in other viruses such as hepatitis B and C, influenza and herpes.

     In addition to viral targets, CAST has identified protein sequences which may have a role in bacterial pathogenesis, thus providing the Company with the basis for future work aimed at the potential discovery of antibiotic agents. Ultimately, the Company plans to explore CAST-identified sequences across a wide range of targets, including those associated with cancer, immunology and neurology.

Business Strategy

     The Company's goal is to become a leader in anti-fusion viral therapy. To achieve this objective, the principal elements of the Company's strategy are to:

     Validate fusion inhibition therapy by obtaining regulatory approval for T-20. T-20 has been shown in preclinical testing to inhibit HIV fusion. T-20 has been tested in a Phase I/II clinical trial, and the Company anticipates that a Phase II pivotal trial will begin in 1998. The Company believes that it will be able to conduct its pivotal T-20 clinical trials program pursuant to the accelerated approval procedure authorized by the FDA for drugs intended to treat serious or life-threatening illnesses. The Company believes that regulatory approval of T-20, if obtained, will provide important evidence to support the validity of viral fusion inhibition therapy.

     Leverage anti-fusion expertise to develop other antiviral therapies. The Company believes that its proprietary technology platform, including CAST, is applicable to many other viral targets that may be susceptible to fusion inhibition. For example, using CAST, the Company designed T-786 for treatment of RSV infection. Upon the successful completion of preclinical testing, the Company anticipates that it will file a request for authorization to conduct clinical trials on an investigational drug (an "IND") for T-786 in 1998. The Company also has research and discovery programs to identify compounds to inhibit fusion of other viruses, including HPIV, influenza, hepatitis B and C, and Epstein-Barr Virus ("EBV"). Additionally, as the Company refines and enhances CAST, the Company believes that it will be able to develop new, high-throughput screening assays for multiple targets.

     Tailor commercialization capabilities to specific product markets. The Company intends to evaluate the appropriate commercialization strategy for each of its product candidates, depending on the size and nature of the market. For example, the Company believes that it may develop its own capability to sell and market T-20 in the United States because a relatively small number of physicians write the majority of prescriptions for HIV drugs in the United States.

Programs and Product Candidates Under Development

     The following table describes the various stages of development of the Company's programs and product candidates:

     INDICATION             PRODUCT CANDIDATE              DEVELOPMENT STATUS(1)
     ----------             -----------------              ---------------------

     HIV                    T-20                           Phase I/II Completed
     RSV                    T-786                          Preclinical
     HIV                    Second generation inhibitors   Preclinical
     RSV                    Small molecules                Preclinical
     HPIV                   T-205                          Research
     HPIV                   Small molecules                Research
     HIV                    Small molecules                Research
     Influenza Virus        Small molecules                Discovery
     Hepatitis B Virus      Small molecules                Discovery
     Hepatitis C Virus      Small molecules                Discovery
     Epstein-Barr Virus     Small molecules                Discovery


(1) "Phase I/II Completed" indicates that the product candidate has been tested in a Phase I/II clinical trial for safety and preliminary indications of biological activity in a limited patient population. "Preclinical" indicates that the Company is testing a product candidate in animal models. "Research" indicates the Company is pursuing the discovery of prototype compounds and evaluating prototype compounds in in vitro testing. "Discovery" indicates that the Company is developing assay systems to screen chemical libraries of small molecules.

Clinical Development Program

     T-20

     T-20 is a proprietary compound which has demonstrated significant inhibition of HIV in preclinical testing. T-20 has been tested in a Phase I/II clinical trial in which T-20 exhibited dose-dependent anti-HIV activity while eliciting no drug-related adverse events and no dose-limiting toxicities during the treatment period. T-20 inhibits HIV viral fusion with host cells and thus operates by a completely different mechanism of action than any other currently-approved HIV antiviral. HIV targets primarily the human immune cells known as CD4+ T-cells and macrophages. HIV-infected cells ultimately lose their immune function, leading to eventual degeneration of the immune system, which results in opportunistic infections, neurological dysfunctions, neoplasms and death.

     In August 1997, the Company concluded a Phase I/II clinical trial in which an intravenous formulation of T-20 was administered to HIV-infected patients. The clinical trial consisted of four groups of four patients, with each group receiving a different dose of T-20. Patients received doses of T-20 at either 3 mg, 10 mg, 30 mg or 100 mg by bolus intravenous infusion every 12 hours for 14 consecutive days. No drug-related adverse events were recorded and no dose-limiting toxicities were observed for any patient during the treatment period. Furthermore, a dose-dependent decrease in HIV viral load and a dose-dependent increase in CD4+ T-cell count were observed. All four patients who received the 100 mg dose experienced a decrease in HIV viral load to below detectable levels (less than 500 copies/ml) during the treatment period.

     There can be no assurance that the results from the Phase I/II clinical trial will support future clinical trials or will be predictive of results that will be obtained in pivotal clinical trials.

     T-20 Clinical Development

     The Company believes that delivery of a continuous therapeutic dose of T-20 using a subcutaneous infusion delivery system may suppress HIV more effectively than other delivery mechanisms. Accordingly, the Company, together with MiniMed, Inc. ("MiniMed"), is developing a continuous, subcutaneous infusion delivery system for administering T-20. The Company believes that the ease of use of a continuous, subcutaneous infusion delivery system may increase patient compliance. In addition, the Company believes that such a system may reduce the amount of T-20 necessary to maintain effective HIV suppression. The Company has announced a Phase II clinical trial that will be conducted at the University of Alabama at Birmingham under the supervision of Dr. Michael Saag and Dr. Michael Kirby, the University of North Carolina under the supervision of Dr. Joseph Eron, and at the UCLA Medical Center under the supervision of Dr. Ron Mitsuyasu and Dr. Margrit Carlson. The Company is currently conducting non-human hypersensitivity studies with T-20 administered subcutaneously before initiation of continuous subcutaneous dosing in HIV positive subjects, as was requested by the FDA. The Phase II clinical trial will enroll up to 48 HIV-infected patients who have begun to fail their existing triple combination therapy. The first 10 days of this trial will assess the safety, plasma pharmacokinetics, and antiviral activity of multiple ascending doses of T-20, along with the optimal dosing for T-20 and the feasibility of T-20 administration via a MiniMed continuous subcutaneous infusion pump. At the completion of that period, subjects will be eligible to participate in an extension period of at least six months, during which T-20 will be administered in combination with SustivaTM (efavirenz), The Dupont Merck Pharmaceutical Company's ("Dupont Merck") non-nucleoside reverse transcriptase inhibitor in Phase III development, and two protease inhibitors. The Company has signed a letter of intent with Dupont Merck to conduct this trial and DuPont Merck has agreed to provide SustivaTM to Trimeris.

     After completion of the continuous, subcutaneous infusion Phase II trial, the Company intends to begin a pivotal Phase II trial in a larger population of HIV-infected patients who are either resistant to, or intolerant of, currently approved antiviral therapies (RT and protease inhibitors). Historically, pivotal Phase II trials of this type involving HIV antivirals have included approximately 300-400 patients and have taken approximately 18-24 months to complete. The Company anticipates that this pivotal Phase II trial will begin in the second half of 1998. Concurrently with the start of the pivotal Phase II trial, the Company intends to begin a study of T-20 in HIV-infected pediatric patients. Historically, studies of this type involving HIV antivirals have included approximately 40-60 pediatric patients and have taken approximately 18-30 months to complete.

     Throughout the T-20 clinical trial process, the Company intends to work with the FDA to design and implement a clinical trial strategy involving the administration of T-20 to HIV-infected patients in combination with approved HIV antiviral agents. The Company also believes that it will be able to conduct its T-20 clinical trial programs pursuant to the accelerated approval procedure authorized by the FDA for drugs intended to treat serious or life-threatening illnesses. However, there can be no assurance that T-20 will be eligible for accelerated development and/or approval under these regulations. Further, there can be no assurance that T-20 (if eligible for accelerated development and/or approval under these regulations) will be approved by the FDA for marketing on an accelerated basis, or at all. The anticipated timing of the Company's T-20 clinical trials may be delayed or cancelled for a number of reasons, including the receipt of unanticipated T-20 clinical trial results, additional non-clinical studies required by the FDA, changes in the focus of the Company or its collaborators, financial requirements and resources, manufacturing issues, technological developments and competitive factors. Accordingly, no assurance can be given that the Company's T-20 clinical trials will commence on their target dates, or at all. Delays in such clinical trials could have a material adverse effect on the Company's business, financial condition and results of operations.

     HIV Market And Existing Therapies

     HIV infection causes Acquired Immunodeficiency Syndrome ("AIDS"), which is one of the leading causes of death in the United States in men and women between the ages of 25 and 44. The World Health Organization estimates that, as of late 1996, approximately 750,000 people were infected with HIV in the United States, and approximately 510,000 people were infected in Western Europe.

     T-20 Commercialization Strategy

     The Company has entered into a strategic alliance with MiniMed under which the parties will collaborate to deliver T-20 using MiniMed's continuous infusion pump. MiniMed pumps, currently used for insulin therapy, are generally attached to a belt, strapped to a leg or draped on a cord around the neck. These pumps weigh approximately 3.5 ounces and are approximately the size of a pager. The Company expects that MiniMed will play an active role in the marketing of its pump for T-20 delivery and will provide patient support and product service for the pump and related disposable products. The Company plans to work directly with MiniMed to pursue necessary regulatory approvals for the delivery of T-20 using the MiniMed pump.

     The manufacture of peptides requires significant expertise, facilities and equipment. Accordingly, the Company has elected to work with third-party contract manufacturers to supply quantities of T-20 to be used in the Company's currently planned clinical trials. The Company may continue to rely on third-party manufacturers throughout the clinical and initial commercialization phases of T-20 development. The Company is currently attempting to develop a novel manufacturing process for T-20 which could be more cost-effective than currently available methods of production. There can be no assurance of success of this process development. Currently available manufacturing methodologies are expensive and such costs, as well as the Company's current dependence on third parties for the manufacture of its products and product candidates, could adversely affect the Company's profit margins and its ability to commercialize T-20. There can be no assurance that the Company will be able to manufacture T-20 on a cost-effective or timely basis.

     The Company does not currently have sales, marketing or distribution capabilities and is evaluating strategies for the sale, marketing and distribution of T-20, including developing internal capabilities and entering into collaborative arrangements. The Company believes that it may be feasible to develop internal sales, marketing and distribution capability for T-20, since the market for HIV therapeutics is comprised of a concentrated group of physicians in medical practices that treat HIV patients. The Company will continue to explore alternative opportunities to market T-20, either internally or in conjunction with appropriate marketing partners.

Preclinical Development Programs

     The Company is using its proprietary technology platform to discover and develop fusion inhibitors for other viral diseases where there are substantial unmet medical needs.

     T-786

     T-786 is the Company's lead product candidate for the treatment of RSV infection, which is a significant cause of pediatric bronchiolitis and pneumonia. T-786 shows potent, specific and selective inhibition of RSV infection in vitro. Each year in the United States, 11 out of 100 children younger than one year of age are infected with RSV, more than 90,000 infants are hospitalized with RSV infections, and over 4,500 deaths are attributed to RSV. Upon successful completion of preclinical tests, the Company anticipates that it will file an IND for T-786 in 1998.

     Second-Generation HIV Fusion Inhibitors

     Using CAST, the Company has designed proprietary second-generation, peptide HIV fusion inhibitors which bind to regions of the HIV fusion protein target that are different from the region bound by T-20. In preclinical testing, these second-generation compounds have been shown to be highly effective against a wide range of HIV strains in vitro. In preclinical testing, these compounds have demonstrated pharmaceutical characteristics distinct from T-20. The Company believes that these second-generation compounds could provide a range of future options for the continuing treatment of HIV infection.

     Anti-RSV Small Molecules

     The Company has identified a series of small-molecule inhibitors of RSV infection using its high-throughput screening assays. These assays were designed based upon the CAST platform. Using its proprietary knowledge of the chemical structure of these compounds, the Company has developed a number of analogs which have demonstrated potency against RSV in preclinical testing. Several of these analogs have also demonstrated low toxicity. The Company is continuing to synthesize analogs of these compounds to evaluate their pharmaceutical properties and will continue preclinical testing to identify lead compounds.

Research And Discovery Programs

     The Company is leveraging its proprietary technology platform and expertise in viral fusion to discover and develop lead compounds and product candidates to treat a variety of diseases caused by other viruses.

     Anti-HPIV Compounds

     Using CAST, the Company has developed a series of proprietary peptides which inhibit HPIV in vitro. T-205, the Company's lead anti-HPIV peptide, was derived from a coiled-coil domain of the HPIV fusion protein. T-205 shows specific, selective and potent inhibition of HPIV infection in vitro. HPIV is a cause of respiratory disease in young infants. There are no drugs currently approved for the treatment of HPIV. The Company is conducting a research program to evaluate T-205 and other peptide candidates for possible advancement to preclinical development.

     Anti-HIV Small Molecules

     The Company has identified a series of small-molecule compounds which inhibit HIV infection in vitro using the Company's high-throughput HIV screening assays. These assays were designed based on the CAST platform. The Company plans to continue screening its chemical libraries to discover additional anti-HIV small-molecule compounds.

     Influenza Virus

     The Company has initiated an early-stage discovery program to create a high-throughput screening assay based on CAST to identify potential small-molecule inhibitors of influenza viral fusion. The Company has established a collaboration with Dr. Judith White at the University of Virginia to assist in the discovery and development of fusion inhibitors for influenza virus.

     Hepatitis B And C Virus

     The Company has initiated early-stage discovery programs to create high-throughput screening assays that can identify potential small-molecule inhibitors of the hepatitis B and C viruses. Additionally, in collaboration with Dr. Timothy Block of the Thomas Jefferson Medical School, the Company plans to synthesize and test peptides derived from CAST-identified regions of the hepatitis B virus. The Company has been awarded a Phase I SBIR grant from the Department of Health and Human Services for this program.

     Epstein-Barr Virus

     The Company has initiated an early-stage discovery program in EBV through a collaboration with Dr. Joseph Pagano of the University of North Carolina at Chapel Hill. EBV causes infectious mononucleosis and has been linked to a variety of cancers. Dr. Pagano is working with the Company's scientists to develop a strategy for inhibiting a key protein required for EBV replication. Using CAST, the Company has identified key interactive peptide domains within this molecular target and has synthesized peptide inhibitors for the molecular target in vitro.

Manufacturing

     The Company has no experience in manufacturing pharmaceuticals, no commercial manufacturing capacity and limited experience in manufacturing process development. The Company has established relationships and intends to establish additional relationships with third-party manufacturers for the production of quantities of its product candidates or compounds sufficient to conduct its planned preclinical testing and clinical trials and the commercial production of any approved products or compounds.

    The Company and its third-party manufacturers have manufactured sufficient quantities of T-20 using solid-phase sequential peptide synthesis to complete preclinical testing and the Phase I/II clinical trial. The Company has entered into agreements with two contract manufacturers for the solid-phase sequential peptide synthetic manufacture of T-20 for use in clinical trials. The Company is currently attempting to develop a novel manufacturing process for T-20 which could be more cost-effective than currently available methods of production. There can be no assurance of success of this process development. Currently available manufacturing methodologies are expensive and such costs, as well as the Company's current dependence on third parties for the manufacture of its products, and product candidates could adversely affect the Company's profit margins and its ability to commercialize T-20. There can be no assurance that the Company will be able to manufacture T-20 on a cost-effective or timely basis.

     Commercial production of T-20 will require raw materials in amounts substantially greater than those being used in the current manufacturing campaigns. There can be no assurance that these materials will be available in sufficient quantities or on a cost-effective basis to support the commercial manufacture of T-20.

     There can be no assurance that the Company will be able to retain or establish relationships with any third-party manufacturers on acceptable terms, if at all, or that such third-party manufacturers will be able to manufacture products in commercial quantities under the FDA's current good manufacturing practices requirements ("GMP") on a cost-effective basis. The Company's dependence upon third parties for the manufacture of its products, product candidates and compounds may adversely affect the Company's profit margins and its ability to develop and commercialize product candidates, products and compounds on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products, product candidates or compounds or that third-party manufacturers will maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products, product candidates or compounds. Any failure to maintain existing or establish new relationships with third parties for the Company's manufacturing requirements on a timely basis and on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

Licensing And Collaborative Agreements

     The Company has an ongoing program of business development which may lead to the establishment of collaborative and licensing arrangements with collaborative partners, licensees and third parties to seek regulatory approval of and to manufacture and commercialize certain of its existing and potential product candidates and compounds. These collaborations could provide the Company with funding, research and development resources, access to libraries of diverse compounds and clinical development, manufacturing, sales, marketing and distribution capabilities. Accordingly, the Company's success could depend, in part, upon the subsequent success of such third parties in performing preclinical testing and clinical trials, obtaining the requisite regulatory approvals, scaling up manufacturing, successfully commercializing the licensed product candidates or compounds and otherwise performing their obligations. There can be no assurance that the Company will be able to maintain its existing arrangements or enter into acceptable collaborative and license arrangements in the future on acceptable terms, if at all, that such arrangements will be successful, that the parties with which the Company has or may establish arrangements will perform their obligations under the arrangements, or that potential collaborators will not compete with the Company by seeking alternative means of developing therapeutics for the diseases targeted by the Company. There can also be no assurance that the Company's existing or any future arrangements will lead to the development of product candidates or compounds with commercial potential, that the Company will be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology developed in connection with these arrangements, or that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure thereof. The Company currently has a license from Duke University (the "Duke License"), and in the future may require additional licenses from these or other parties, to effectively develop potential product candidates and compounds.

     In April 1997, the Company and MiniMed entered into an agreement (the "Minimed Agreement"), pursuant to which the Company and MiniMed will collaborate in the development and delivery of therapies for the treatment of targeted indications by combining the continuous infusion delivery pump of MiniMed and the antiviral product candidates and compounds being developed by the Company. The first collaborative project under the terms of the agreement will involve the continuous delivery of T-20. While MiniMed's continuous infusion pump has been approved for the continuous, subcutaneous infusion of other therapies, there can be no assurance that the FDA will approve on a timely basis, if at all, the use of the delivery of T-20 utilizing the MiniMed continuous infusion pump. The parties are also evaluating other product candidates and compounds for inclusion under the MiniMed Agreement. Under the terms of the MiniMed Agreement, a joint management committee will determine an implementation strategy for each collaborative project. The MiniMed Agreement contains certain exclusivity and noncompetition provisions, subject to the Company's right, under certain circumstances, to terminate such obligations with respect to T-20 in exchange for certain royalty payments. The failure of the Company and MiniMed to achieve their collective objectives could have a material adverse effect on the Company's business, financial condition and results of operations.

     Pursuant to the Duke License, the Company has obtained from Duke University an exclusive, worldwide, royalty-free license to all discoveries and inventions in the field of antiviral therapeutics emanating from the laboratories of Drs. Dani Bolognesi, Thomas J. Matthews, Michael Greenberg and Kent Weinhold of the Duke University Center for AIDS Research for the period from February 3, 1993 until February 2, 2000. The Company's rights to each of these discoveries and inventions expire upon the expiration of the life of the particular patent. Multiple discoveries and inventions have flowed to the Company under the Duke License and include those upon which United States patents have been issued. None of the technologies licensed by the Company from Duke University is the subject of a separate license agreement. Rather, the Company's rights to such technologies are licensed solely pursuant to the Duke License. While the Company believes it will be able to successfully negotiate an extension or renewal of the Duke License, there can be no assurance that the Company will be able to obtain such an extension or renewal or that such an extension or renewal will be on acceptable terms. The early termination of the Duke License or the failure of the Company to renew the Duke License on acceptable terms, if at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In September 1997, the Company obtained from The New York Blood Center ("NYBC") an exclusive, worldwide, royalty-bearing license under certain United States and foreign patents and patent applications relating to HIV peptides.

Sales, Marketing And Distribution

     The Company has no experience in sales, marketing or distribution of pharmaceuticals and currently has no personnel employed in any such capacities. However, the Company intends to develop such capability in certain areas. For example, because a relatively small number of physicians write the majority of prescriptions for HIV drugs in the United States, the Company intends to consider developing in-house sales, marketing and distribution capabilities to address the market. In other areas, however, the Company may rely on marketing partners or other arrangements with third parties which have established distribution systems and direct sales forces for the sales, marketing and distribution of such products and compounds. In the event that the Company is unable to reach agreement with one or more marketing partners to market these other products and compounds, it may be required to develop internal sales, marketing and distribution capabilities for such products and compounds. There can be no assurance that the Company will be able to establish sales, marketing or distribution capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all, or that any internal capabilities or third-party arrangements will be cost-effective. The failure to establish such capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, any third parties with which the Company establishes sales, marketing or distribution arrangements may have significant control over important aspects of the commercialization of the Company's products and compounds including market identification, marketing methods, pricing, composition of sales force and promotional activities. For example, the MiniMed Agreement contemplates that MiniMed will participate in the sales, marketing and distribution of any products jointly developed by the parties. There can be no assurance that the Company will be able to control the amount and timing of resources that MiniMed or any other third party may devote to the Company's products or compounds or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with the Company's products and compounds and the withdrawal of support for the Company's products and compounds.

Patents, Proprietary Technology And Trade Secrets

     The Company's success will depend, in part, on its ability, and the ability of its collaborators or licensors, to obtain protection for its products and technologies under United States and foreign patent laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties.

     As of December 31, 1997, the Company was the assignee or owner of one pending United States patent application, one pending patent application under the Patent Cooperation Treaty designating the United States, and 16 pending United States patent applications, along with certain corresponding foreign patent applications. In September 1997, the Company obtained from the New York Blood Center an exclusive, worldwide, royalty-bearing license under certain United States and foreign patents and patent applications relating to HIV peptides.

     The Company also relies on trade secrets, know-how and other proprietary information, which it seeks to protect, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. There can be no assurance that such agreements will provide adequate protection for the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized disclosure, that employees of the Company, consultants, advisors, or others, will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known, or be independently developed by, competitors.

Competition

     The Company is engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and rapidly changing. If successfully developed and approved, the product candidates and compounds that the Company is currently developing will compete with numerous existing therapies. For example, at least 11 drugs are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that the Company is targeting, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. The Company believes that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

     Although the Company believes that there is a significant future market for therapeutics that treat HIV and other viral diseases, the Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for the treatment of HIV developed by the Company's competitors, including Glaxo Wellcome plc, Merck & Co., Agouron Pharmaceuticals, Inc. and Abbot Laboratories, Inc., will not be more effective, or more effectively marketed and sold, than T-20, should it be successfully developed and receive regulatory approval, or any other therapeutic for HIV that may be developed by the Company. Competitive products or the development by others of a cure or new treatment methods may render the Company's technologies and products and compounds obsolete, noncompetitive or uneconomical prior to the Company's recovery of development or commercialization expenses incurred with respect to any such technologies or products or compounds. Many of the Company's competitors have significantly greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. For use individually or in combination therapy, many of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

     New developments in areas in which the Company is conducting its research and development are expected to continue at a rapid pace in both industry and academia. If the Company's product candidates and compounds are successfully developed and approved, the Company will face competition based on the safety and effectiveness of its products and compounds, the timing and scope of regulatory approvals, availability of manufacturing, sales, marketing and distribution capabilities, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than the Company. Accordingly, the Company's competitors may succeed in commercializing products more rapidly or effectively than the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

     Human   pharmaceutical   products  are  subject  to  lengthy  and  rigorous
preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. The regulatory approval process, which includes the establishment of the safety and effectiveness of each product candidate and compound for each target indication and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, typically takes a number of years, varying based upon the type, complexity and novelty of the pharmaceutical product. This process requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. To date, no product candidate or compound being evaluated by the Company has been submitted for approval by the FDA or any other regulatory authority for commercialization, and there can be no assurance that any such product candidate or compound will ever be approved for commercialization or that the Company will be able to obtain the labeling claims desired for its product candidates or compounds.

     The steps required by the FDA before new drugs may be marketed in the United States include: (i) preclinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational drug (an "IND"); (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of an New Drug Application (an "NDA"); and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

     In the United States, preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in preclinical testing must comply with FDA regulations regarding good laboratory practices. Preclinical testing results are submitted to the FDA as part of the IND and, unless there is objection by the FDA, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in the commencement of human clinical trials.

     Clinical trials, which involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator, are typically conducted in three sequential phases, although the phases may overlap with one another.

     Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with a targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety (adverse effects), dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacokinetics.

     Phase II clinical trials involve a small sample of the actual intended patient population and seek to assess the effectiveness of the drug for the specific targeted indications, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

     Phase III clinical trials are initiated to establish further clinical safety and effectiveness of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all physician labeling. The results of the research and product development, manufacturing, preclinical testing, clinical trials and related information are submitted to the FDA in the form of an NDA for approval of the marketing and shipment of the drug.

     There can be no assurance that, even after substantial time and expenditures, any of the Company's product candidates or compounds under development will receive commercialization approval in any country on a timely basis, or at all. If the Company is unable to demonstrate the safety and effectiveness of its product candidates and compounds to the satisfaction of the FDA or foreign regulatory authorities, the Company will be unable to commercialize its product candidates and compounds; and the Company's business, financial condition and results of operations would be materially and adversely affected. Furthermore, even if regulatory approval of a product candidate or compound is obtained, the approval may entail limitations on the indicated uses for which the product candidate or compound may be marketed.

     The Company and its existing and potential future collaborative partners are also subject to various federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's product development programs. Compliance with such laws, regulations and requirements may be costly and time-consuming and the failure to maintain such compliance by the Company or its existing and future collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

Third Party Reimbursement And Health Care Reform Measures

     In the United States and elsewhere, sales of prescription pharmaceuticals are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems and they may mandate predetermined discounts from list prices. If the Company succeeds in bringing one or more products or compounds to the market, there can be no assurance that these products or compounds will be considered cost-effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products or compounds on a competitive basis. Because of the high cost of the treatment of AIDS or HIV using combination therapy, many state legislatures are reassessing reimbursement policies for such therapy. In addition, an increasing emphasis on managed care in the United States to reduce the overall costs of health care has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement and/or adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations.

Human Resources

     As of December 31, 1997, the Company had 38 full-time employees, including a technical scientific staff of 29. None of the Company's employees are covered by collective bargaining arrangements, and management considers relations with its employees to be good.

Risk Factors

     In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business. This Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-K.

     Development Stage Company. The Company commenced operations in January 1993 and is subject to all of the business risks associated with a biopharmaceutical company in the early stage of development, including constraints on the Company's financial, personnel and other resources, and uncertainties regarding the Company's novel product discovery and development programs. Since inception, substantially all of the Company's resources have been dedicated to the development, patenting, preclinical testing and a Phase I/II clinical trial of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of the Company's proprietary technology platform, and research and development and preclinical testing of other potential product candidates and compounds discovered by the Company. The Company has yet to generate any revenues from product sales or royalties, and there can be no assurance that it will be able to generate any such revenues or royalties in the future. Product candidates and compounds discovered by the Company and developed through the Company's product development programs will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use.

     History Of Operating Losses; Accumulated Deficit; Uncertainty Of Future Profitability. The Company has incurred losses since its inception. As of
December 31, 1997, the Company's accumulated deficit was approximately $29.4 million. Such losses have resulted principally from expenses incurred in the Company's research and development activities associated with the development, patenting, preclinical testing and a Phase I/II clinical trial of T-20, the development of a manufacturing process for T-20, the development of its proprietary technology platform, research and development and preclinical testing of other potential product candidates and compounds discovered by the Company, and from general and administrative expenses. The Company expects to incur substantial losses for the foreseeable future and expects losses to increase as the Company's research and development, preclinical testing and clinical trial efforts expand. The amount and timing of the Company's operating expenses will depend on several factors, including the status of the Company's research and development activities, product candidate and compound discovery and development efforts, including preclinical testing and clinical trials, the timing of regulatory actions, the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights, the ability of the Company to establish, internally or through relationships with third parties, manufacturing, sales, marketing and distribution capabilities, technological and other changes in the competitive landscape, changes in the Company's existing research and development relationships and strategic alliances, evaluation of the commercial viability of potential product candidates and other factors, many of which are outside of the Company's control. As a result, the Company believes that period-to-period comparisons of financial results in the future are not necessarily meaningful and results of operations in prior periods should not be relied upon as an indication of future performance. Any deviations in results of operations from levels expected by securities analysts and investors could have a material adverse effect on the market price of the Common Stock. The Company's ability to achieve profitability will depend, in part, upon its or its collaborative partners' ability to successfully develop and obtain regulatory approval for T-20 and other product candidates and compounds discovered by the Company, and to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

     Dependence On A Single Product Candidate. T-20 is the only product candidate developed by the Company which has been tested in humans. The Company's success will depend, in significant part, upon the ability of the Company to establish the safety and effectiveness of T-20 in humans, to obtain the requisite regulatory approvals for the commercialization of T-20, to establish relationships for the commercial-scale production of T-20 at acceptable cost and with appropriate quality, to successfully market T-20, and to achieve market acceptance of T-20 by the medical community, including health care providers and third-party payors. Failure of the Company or its collaborative partners to successfully develop and commercialize T-20 would have a material adverse effect on the Company's business, financial condition and results of operations.

     Technological Uncertainty. The Company's product development programs are based upon a novel technology designed to facilitate the discovery of product candidates and compounds which are designed to treat viral infection through the inhibition of viral fusion. The Company is not aware of any other approved antiviral pharmaceutical products which target the inhibition of viral fusion. Accordingly, product development utilizing the Company's novel mechanism of action involves a high degree of risk, is highly uncertain, and could result in unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic effectiveness, any of which could slow or suspend the Company's product development efforts which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's technologies will lead to the discovery and development of any commercially viable products, that the Company's research or product development efforts as to any particular product candidate or compound will be successfully completed, that any such product candidates or compounds will be proven to be safe and effective, or that required regulatory approvals will be obtained. The Company's development programs are subject to the risks inherent in the development of new products using new technologies and approaches. There can be no assurance that unforeseen problems will not develop with these technologies or applications, that the Company will be able to address successfully technological challenges it encounters in its research and development programs or that commercially feasible product candidates or compounds will ultimately be developed by the Company.

     Uncertainties Related To Clinical Trials And Clinical Trial Strategy. Before obtaining required regulatory approvals for the commercial sale of any of its product candidates or compounds, the Company must demonstrate through preclinical testing and clinical trials that each product candidate or compound is safe and effective for use in humans for each target indication. To date, the Company has conducted initial preclinical testing of certain of its product candidates and has conducted a Phase I/II clinical trial of T-20. The Company intends to conduct a Phase II clinical trial and a pivotal clinical trial of T-20. These clinical trials will involve a relatively small patient population. No assurance can be given that the results of early clinical trials will support the commencement of further clinical trials of T-20, that the results of the clinical trials will support the Company's applications for regulatory approval, or that regulatory authorities will not require the Company to conduct additional clinical trials either prior to, or after, regulatory approval is obtained. The Company may find, at any stage of this complex process, that potential product candidates or compounds that appeared promising in preclinical testing and early clinical trials do not demonstrate safety or effectiveness on a larger scale in advanced clinical trials or do not receive the requisite regulatory approvals. Accordingly, any product development program undertaken by the Company may be curtailed, redirected or eliminated at any time, which could result in delays in conducting further preclinical testing and clinical trials, in unexpected adverse events in further preclinical testing and clinical trials, and in additional development expenses. Furthermore, administration of the Company's potential product candidates or compounds may prove to have undesirable or unintended side effects in humans. The occurrence of side effects could interrupt, delay or halt clinical trials of each such product candidate or compound and could delay or prevent its approval by the FDA or foreign regulatory authorities for any and all targeted indications. The Company or the FDA may suspend or terminate clinical trials at any time if it is believed that the trial participants are being exposed to unacceptable health risks. In addition, this Form 10-K reflects the Company's estimates regarding the timing of future preclinical testing and clinical trials. Such preclinical testing and clinical trials may be delayed or cancelled for a number of reasons, including the receipt of unanticipated, adverse or ambiguous results from preclinical testing or clinical trials, the demonstration of undesirable or unintended side effects, the inability to locate, recruit and qualify sufficient numbers of patients, lack of funding, the inability to locate or recruit scientists to undertake or complete planned preclinical testing or clinical trials, the redesign of the Company's preclinical testing or clinical trial programs, the inability to manufacture or acquire sufficient quantities of the particular product candidate or any other components required for preclinical testing or clinical trials, regulatory delays or other regulatory actions, changes in focus of the Company's or its collaborators' development efforts, and the disclosure of clinical trial results by competitors. Accordingly, no assurance can be given that the Company's preclinical testing or clinical trials will commence on their target dates, or at all. Delays in such testing and trials could delay regulatory approval for the Company's product candidates, delay commercialization of the Company's product candidates, increase operating expenses, result in the expenditure of additional capital, cause the diversion of management time and attention, or create adverse market perception about the Company and its product candidates, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The rate of completion of the Company's clinical trials will depend upon, among other factors, obtaining or manufacturing adequate amounts of the Company's product candidates from third-party manufacturers and sufficient patient enrollment. See "Business - Manufacturing" for a description of certain risks associated with the manufacturing of the Company's product candidates and compounds. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Delays in planned patient enrollment may result in increased costs or delays or both, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence On Collaborations And Licenses With Others. The Company intends to consider entering into collaborative and license arrangements with collaborative partners, licensees and third parties to seek regulatory approval of and to manufacture and commercialize certain of its existing and potential product candidates and compounds. Accordingly, the Company's success will depend, in part, upon the subsequent success of such third parties in performing preclinical testing and clinical trials, obtaining the requisite regulatory approvals, scaling up manufacturing, successfully commercializing the licensed product candidates or compounds and otherwise performing their obligations. There can be no assurance that the Company will be able to maintain its existing arrangements or enter into acceptable collaborative and license arrangements in the future on acceptable terms, if at all, that such arrangements will be successful, that the parties with which the Company has or may establish arrangements will perform their obligations under such arrangements, or that potential collaborators will not compete with the Company by seeking alternative means of developing therapeutics for the diseases targeted by the Company. There can also be no assurance that the Company's existing or any future arrangements will lead to the development of product candidates or compounds with commercial potential, that the Company will be able to obtain proprietary rights or licenses for the proprietary rights with respect to any technology or product candidates or compounds developed in connection with these arrangements, or that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure thereof. The Company currently has a license from Duke University, and in the future may require additional licenses from these or other parties, to effectively develop potential product candidates and compounds. Pursuant to the Duke License, the Company has obtained an exclusive, worldwide license to existing and certain future technologies in the field of antiviral therapeutics developed by several researchers at Duke University for the life of each particular patent filed in connection with such technologies. Unless the Duke License is renewed, the Company will not be entitled to any additional technologies developed after 2000 or after any earlier termination. The early termination of the Duke License due to the Company's failure to develop the licensed technologies or the failure of the Company to renew the Duke License on acceptable terms, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations. Pursuant to the MiniMed Agreement, the

Company and MiniMed have agreed to jointly design, develop and implement a system for the continual delivery of T-20 utilizing the MiniMed continuous infusion pump. The failure of the Company and MiniMed to achieve their collective objectives could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that such license or agreements can be maintained or that additional licenses can be obtained on acceptable terms, if at all, or will be renewable if obtained, or that the patents underlying such licenses, if any, will be valid and enforceable, or that the proprietary nature of the patented technology underlying such licenses will remain proprietary.

     Future Capital Needs; Uncertainty Of Additional Funding. The Company has experienced negative cash flows from operations since its inception and does not anticipate generating sufficient positive cash flows to fund its operations in the foreseeable future. The Company has expended, and expects to continue to expend in the future, substantial funds to pursue its product candidate and compound discovery and development efforts, including expenditures for continued clinical trials of T-20, the development of a manufacturing process for T-20, research and development and preclinical testing of other potential product candidates and compounds discovered by the Company and the development of its proprietary technology platform. The Company expects that its existing capital resources, together with the interest earned thereon, will be adequate to fund its capital requirements through 1998. However, the Company's future capital requirements and the adequacy of available funds will depend on many factors, including the results of the clinical trials relating to T-20, the progress and scope of the Company's product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of the Company's product development programs, the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the FDA, administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through the establishment of relationships with third parties, for manufacturing, sales, marketing and distribution functions and other factors, many of which are outside of the Company's control. Thus, there can be no assurance that the current capital resources, together with the interest earned thereon, will be sufficient to fund the Company's capital requirements during the period discussed above. The Company believes that substantial additional funds will be required to continue to fund its operations and that the Company will be required to obtain additional funds through equity or debt financings or licenses, agreements or other arrangements with partners and others, or from other sources. The terms of any such equity financings may be dilutive to stockholders, and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all, or that any such financings will be adequate to meet the Company's future capital requirements. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its preclinical testing, clinical trials and research and development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates or compounds, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainty Regarding Patents And Proprietary Rights. The Company's success will depend, in part, on its ability, and the ability of its collaborators or licensors, to obtain protection for its products and technologies under United States and foreign patent laws, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining, and maintaining, patent and trade secret protection for new technologies, products and processes.

     The Company has obtained rights to certain patents and patent applications and may, in the future, seek rights from third parties to additional patents and patent applications. Legal standards relating to the scope of claims and the validity of patents in the biopharmaceutical industry are uncertain and still evolving, and no assurance can be given as to the degree of protection that will be afforded any patents issued to, or licensed by, the Company. There can be no assurance that, if challenged by others in litigation, any patents assigned to or licensed by the Company, will not be found invalid. Furthermore, there can be no assurance that the Company's activities would not infringe patents owned by others. Defense and prosecution of patent matters can be expensive and time-consuming and, regardless of whether the outcome is favorable to the Company, can result in the diversion of substantial financial, management and other resources. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities and product sales. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. Moreover, the laws of certain countries may not protect the Company's proprietary rights to the same extent as U.S. law.

     The Company also relies on trade secrets, know-how and other proprietary information, which it seeks to protect, in part, through the use of confidentiality agreements with employees, consultants, advisors, and others. There can be no assurance that such agreements will provide adequate protection for the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure, that employees of the Company, consultants, advisors or others will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known, or be independently developed, by competitors.

     In January 1997, the United States Patent and Trademark Office (the "USPTO") instituted an interference proceeding between an issued patent licensed by the Company from Duke University and a pending patent application owned by a third party. An interference proceeding is an action, in the USPTO, to determine which, of several parties, is entitled to a patent. The Company believes that no interference-in-fact exists, i.e., that the parties to the interference are not claiming the same patentable invention, and, through its licensor, the Company is taking all reasonable action to have the interference proceeding dismissed. However, no assurance can be given that the interference proceeding will be dismissed. Failure of the Company's licensor to prevail in the interference proceeding and any loss of the involved patent rights could have a material adverse effect on the Company's business, financial condition and results of operations.

     Extensive Government Regulation; No Assurance Of Regulatory Approval. Human pharmaceutical products are subject to lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. The regulatory approval process, which includes the establishment of the safety and effectiveness of each product candidate and compound for each target indication and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, typically takes a number of years, varying based upon the type, complexity and novelty of the pharmaceutical product. This process requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. To date, no product candidate or compound being evaluated by the Company has been submitted for approval by the FDA or any other regulatory authority for commercialization, and there can be no assurance that any such product candidate or compound will ever be approved for commercialization or that the Company will be able to obtain the labeling claims desired for its product candidates or compounds. There can be no assurance that submission to the FDA of a request for authorization to conduct clinical trials on an investigational drug will be approved on a trial basis, if at all. There can be no assurance that if clinical trials are successfully completed, the Company will be able to submit an NDA in a timely manner or that any such NDA will be approved by the FDA. The approval process is affected by a number of factors, including the severity of the targeted indications, the availability of alternative treatments and the risks and benefits demonstrated in the clinical trials. Any failure of the Company to successfully complete its clinical trials and obtain approvals of corresponding NDAs would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is and will continue to be dependent upon the laboratories conducting its preclinical testing and clinical trials to maintain both good laboratory and good clinical practices, and, if any of the Company's product candidates or compounds obtain the requisite regulatory approvals, the Company will be dependent upon any third-party manufacturers of its products to maintain compliance with the FDA's GMP requirements. Various federal and foreign statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products.

     The process of obtaining these approvals and the subsequent compliance with appropriate United States and foreign statutes and regulations are time-consuming and will require the expenditure of substantial resources by the Company. In addition, these requirements and processes vary widely from country to country. The time required for completing preclinical testing and clinical trials is uncertain, and the FDA approval process is unpredictable and uncertain, and no assurance can be given that necessary approvals will be granted on a timely basis, or at all. The Company may decide to replace a product candidate or compound in preclinical testing and/or clinical trials with a modified product candidate or compound, thus extending the development period. In addition, the FDA or similar foreign regulatory authorities may require additional clinical trials, which could result in increased costs and significant development delays. Delays or rejections may also be encountered based upon changes in legislation, administrative action or FDA policy during the period of product development and FDA review, including changes in FDA policy relating to clinical testing guidelines for the use of the Company's product candidates or compounds in children. Similar delays or rejections may be encountered in other countries.

     While certain of the Company's product candidates and compounds, including T-20, have been and will continue to be designed to treat serious or life-threatening illnesses, such product candidates and compounds may not qualify for accelerated development and/or approval under FDA regulations and, even if some of the Company's product candidates or compounds qualify for accelerated development and/or approval, they may not be approved for marketing on an accelerated basis, or at all. There can be no assurance that, even after substantial time and expenditures, any of the Company's product candidates or compounds under development will receive commercialization approval in any country on a timely basis, or at all. If the Company is unable to demonstrate the safety and effectiveness of its product candidates and compounds to the satisfaction of the FDA or foreign regulatory authorities, the Company will be unable to commercialize its product candidates and compounds and the Company's business, financial condition and results of operations would be materially and adversely affected.

     The effect of governmental regulation may be to delay the marketing of new products or compounds for a considerable period of time, to impose costly requirements on the Company's activities or to provide a competitive advantage to other companies that compete with the Company. Adverse clinical results by others could have a negative impact on the regulatory process and timing with respect to the development and approval of the Company's product candidates or compounds. A delay in obtaining or failure to obtain regulatory approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The extent and character of potentially adverse governmental regulation that may arise from future legislation or administrative action cannot be predicted.

     In April 1997, the Company and MiniMed entered into the MiniMed Agreement pursuant to which the parties have agreed to jointly design, develop and implement a system for the delivery of T-20 utilizing the MiniMed continuous infusion pump. There can be no assurance that the FDA will approve, on a timely basis, if at all, the delivery of T-20 utilizing the MiniMed continuous infusion pump. The failure of the Company and MiniMed to collectively develop a continual T-20 delivery system which receives FDA approval on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and its existing and potential future collaborative partners are also subject to various federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's product development programs. Compliance with such laws, regulations and requirements may be costly and time-consuming and the failure to maintain such compliance by the Company or its existing and future collaborative partners could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, this Form 10-K reflects the Company's estimates regarding future regulatory submission dates. Regulatory submissions can be delayed, or plans to submit proposed products can be cancelled, for a number of reasons, including the receipt of unanticipated preclinical testing or clinical trial reports, changes in regulations, adoption of new, or unanticipated enforcement of existing, regulations, technological developments and competitive developments. Accordingly, no assurance can be given that the Company's anticipated submissions will be made on their target dates, or at all. Delays in such submissions could have a material adverse effect on the Company's business, financial condition and results of operations.

     Intense Competition. The Company is engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and rapidly changing. If successfully developed and approved, the product candidates and compounds that the Company is currently developing will compete with numerous existing therapies. For example, at least 11 drugs are currently approved for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that the Company is targeting, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. The Company believes that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. The Company anticipates that it will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. There can be no assurance that existing products or new products for the treatment of HIV developed by the Company's competitors, including Glaxo Wellcome plc, Merck & Co., Inc., Agouron Pharmaceuticals Inc. and Abbott Laboratories, Inc., will not be more effective, or more effectively marketed and sold, than T-20, should it be successfully developed and receive regulatory approval, or any other therapeutic for HIV that may be developed by the Company. Competitive products or the development by others of a cure or new treatment methods may render the Company's technologies and products and compounds obsolete, noncompetitive or uneconomical prior to the Company's recovery of development or commercialization expenses incurred with respect to any such technologies or products or compounds. Many of the Company's competitors have significantly greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Many of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

     New developments in areas in which the Company is conducting its research and development are expected to continue at a rapid pace in both industry and academia. If the Company's product candidates and compounds are successfully developed and approved, the Company will face competition based on the safety and effectiveness of its products and compounds, the timing and scope of regulatory approvals, availability of manufacturing, sales, marketing and distribution capabilities, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not develop more effective or more affordable technologies or products, or achieve earlier patent protection, product development or product commercialization than the Company. Accordingly, the Company's competitors may succeed in commercializing products more rapidly or effectively than the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Lack Of Manufacturing Capabilities. The Company has no experience in manufacturing pharmaceuticals, no commercial manufacturing capacity and limited experience in manufacturing process development. The Company has established relationships and intends to establish additional relationships with third-party manufacturers for the production of quantities of its product candidates or compounds sufficient to conduct its planned preclinical testing and clinical trials and the commercial production of any approved products or compounds. There can be no assurance that the Company will be able to retain or establish relationships with third-party manufacturers on acceptable terms, if at all, or that such third-party manufacturers will be able to manufacture products in commercial quantities under current GMP requirements on a cost-effective basis. The Company's anticipated peptide-based therapeutics are difficult and expensive to manufacture using existing technologies. The Company, and its third-party manufacturers, are currently  using  solid-phase  sequential  peptide  synthesis to manufacture
T-20. This chemical methodology is inherently inefficient and complex. The Company is currently attempting to develop a novel manufacturing process for T-20 which could be more cost-effective than currently available methods of production. There can be no assurance of success of this process development. Currently available manufacturing methodologies are expensive and such costs, as well as the Company's current dependence on third parties for the manufacture of its products, and product candidates, could adversely affect the Company's profit margins and its ability to commercialize T-20. There can be no assurance that the Company will be able to manufacture T-20 on a cost-effective or timely basis. The Company's dependence upon third parties for the manufacture of its products, product candidates and compounds may materially and adversely affect the Company's profit margins and its ability to develop and commercialize product candidates, products and compounds on a timely and competitive basis. Further, there can be no assurance that manufacturing or quality control problems will not arise in connection with the manufacture of the Company's products, product candidates or compounds or that third-party manufacturers will maintain the necessary governmental licenses and approvals to continue manufacturing the Company's products, product candidates or compounds. Any failure to maintain existing or establish new relationships with third parties for the Company's manufacturing requirements on a timely basis and on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

     Lack Of Sales, Marketing And Distribution Capabilities. The Company has no experience in sales, marketing or distribution of pharmaceuticals and currently has no personnel employed in any such capacities. Some therapeutics for HIV can be marketed to a concentrated group of physicians in a relatively narrow geographic scope. The Company may consider developing internal sales, marketing and distribution capabilities for T-20, should it be successfully developed and receive regulatory approval. For the remainder of the Company's product candidates and compounds, should they be successfully developed and receive regulatory approval, the Company may rely on marketing partners or other arrangements with third parties which have established distribution systems and direct sales forces for the sales, marketing, and distribution of such products and compounds. In the event that the Company is unable to reach agreement with one or more marketing partners to market these other products and compounds, the Company would be required to develop internal sales, marketing and distribution capabilities for such products and compounds. There can be no assurance that the Company will be able to establish sales, marketing or distribution capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all, or that any internal capabilities or third-party arrangements will be cost-effective. The failure to establish such capabilities would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, any third parties with which the Company establishes sales, marketing or distribution arrangements may have significant control over important aspects of the commercialization of the Company's products and compounds, including market identification, marketing methods, pricing, composition of sales force and promotional activities. For example, the MiniMed Agreement contemplates that MiniMed will participate in the sales, marketing and distribution of any products jointly developed by the parties. There can be no assurance that the Company will be able to control the amount and timing of resources that MiniMed or any other third party may devote to the Company's products or compounds or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with the Company's products and the withdrawal of support for the Company's products.

     Uncertainty Of Market Acceptance. The Company's success will depend upon the acceptance by the medical community, including health care providers and third-party payors, of the Company's antifusion technology as a safe and effective means of treating viral infection. The Company's success will additionally be dependent upon the acceptance by the medical community, including health care providers and third-party payors, of any products or compounds developed by the Company. The degree of market acceptance will depend upon a number of factors, including the establishment and demonstration in clinical trials of the safety and effectiveness of the Company's products and compounds, the receipt and scope of regulatory approvals, the demonstration of the potential advantages of the Company's products and compounds over existing treatment methods, and the reimbursement policies of government and third-party payors with respect to antiviral therapeutics based upon blocking viral fusion. Moreover, companies that market and sell

HIV antivirals and other HIV-related therapeutics have from time to time been subject to protests and boycotts by patient advocacy and activist groups. These protests and boycotts have focused on, among other things, availability of such therapeutics and pricing concerns. Market acceptance of such therapeutics, including any products or compounds that the Company may develop, will be dependent, in part, on the continued support by such groups. There can be no assurance that the Company's products or compounds will achieve significant market acceptance on a timely basis, or at all. Failure of some or all of the Company's products, if successfully developed, to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence On Third Parties For Clinical Trials. The Company has engaged, and intends to continue to engage, third-party contract research organizations ("CROs") to perform certain functions in connection with the development of the Company's product candidates and compounds. The Company intends to design clinical trials, but have CROs conduct the clinical trials, and the Company will rely on the CROs to perform many important aspects of the clinical trials. As a result, these aspects of the Company's product development programs will be outside the direct control of the Company. There can be no assurance that the CROs or other third parties will perform all of their obligations under their arrangements with the Company. In addition, there can be no assurance that any such arrangements will be renewed or any new arrangements will be available on acceptable terms, if at all, or that any such arrangements, if entered into, will be successful. In the event that the CROs do not perform clinical trials in a satisfactory manner or breach their obligations to the Company, the commercialization of any product candidate or compound may be delayed or precluded, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainty Of Third-Party Reimbursement And Health Care Reform Measures. In the United States and elsewhere, sales of prescription pharmaceuticals are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems and they may mandate predetermined discounts from list prices. If the Company succeeds in bringing one or more products or compounds to the market, there can be no assurance that these products or compounds will be considered cost-effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company or its potential collaborative partners to sell the Company's products or compounds on a competitive basis. The business and financial condition of pharmaceutical companies will continue to be affected by economic, political and regulatory influences, including the efforts of governments and third-party payors to contain or reduce the cost of health care through various means. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. Because of the high cost of the treatment of AIDS or HIV using combination therapy, many state legislatures are reassessing reimbursement policies for such therapy. In addition, an increasing emphasis on managed care in the United States to reduce the overall costs of health care has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether legislative or regulatory proposals will be adopted or the effect those proposals or managed care efforts may have, the announcement and/or adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations.

     Hazardous Materials. The Company's product development programs involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds, including Class IV type hazardous materials. Although the Company believes that its handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages or fines that result and any such liability could exceed the resources of the Company. The Company may incur substantial additional costs to comply with environmental regulations if the Company develops manufacturing capacity.

     Absence Of Product Liability Insurance; Insurance Risks. The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. There can be no assurance that product liability claims will not be asserted against the Company. In addition, the use of pharmaceutical products that may be developed by the Company's potential collaborators in clinical trials and the subsequent sale of products by the Company or its potential collaborators may cause the Company to bear a portion of those risks. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not currently have any product liability insurance relating to clinical trials or any products or compounds it may develop and there can be no assurance that the Company will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against potential liabilities. Furthermore, there can be no assurance that any collaborators or licensees of the Company will agree to indemnify the Company, be sufficiently insured, or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     Need To Attract And Retain Key Officers, Employees And Consultants. The Company is highly dependent upon the efforts of the principal members of its scientific and management staff. The loss of the services of one or more members of the Company's scientific or management staff could significantly delay or prevent the achievement of the Company's research, development or business objectives and could have a material adverse effect on the Company's business, financial condition and results of operations. At present, the Company only has individual employment agreements with Dr. M. Ross Johnson, the Company's President, Chief Executive Officer and Chief Scientific Officer, and Mr. Matthew
A. Megaro, the Company's Chief Operating Officer, Chief Financial Officer, Executive Vice President and Secretary. In addition, the Company relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist the Company in formulating its research and development strategy. The loss of the services of certain members of the Company's Scientific Advisory Board or certain consultants could materially and adversely affect the Company to the extent that the Company is pursuing research or development in areas of such scientific advisor's or consultant's expertise. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the areas of the Company's activities by academic institutions, biotechnology companies and pharmaceutical companies and there can be no assurance that the Company will be able to continue to attract and retain the qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise. The loss of, or failure to recruit, scientific, technical, and managerial personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's scientific advisors and consultants may be employed by or have consulting agreements with entities other than the Company, some of which may compete with the Company. To the extent that members of the Company's Scientific Advisory Board or the consultants have consulting arrangements with or become employed by any competitor of the Company, the Company's business, financial condition or results of operations could be materially and adversely affected. Under certain circumstances, inventions or processes independently discovered by the scientific advisors or the consultants will remain the property of such persons or their employers. In addition, the institutions with which the scientific advisors and the consultants are affiliated may make available the research services of their scientific and other skilled personnel, including the scientific advisors and the consultants, to competitors of the Company pursuant to sponsored research agreements. Under such sponsored research agreements, such institutions may be obligated to assign or license to a competitor of the Company patents and other proprietary information that may result from research sponsored by an entity other than the Company, including research performed by a scientific advisor or a consultant for a competitor of the Company.

     The Company requires all employees, consultants and certain of its contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of their ideas, developments, discoveries or inventions developed during the course of their service to the Company. However, no assurance can be given that competitors of the Company will not gain access to trade secrets and other proprietary information developed by the Company and disclosed to the scientific advisors and the consultants.

     Control By Directors, Executive Officers And Affiliated Entities. The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 28.7% of the Company's outstanding shares of Common. As a result, these stockholders, if acting together, are able to significantly influence all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers and consolidations, sales of all or substantially all of the assets of the Company or other business combination transactions. This may discourage a tender offer for the Company's Common Stock or a change in control of the Company.

     Anti-Takeover Effect Of Certain Charter And Bylaw Provisions. The Company's Board of Directors is authorized to issue up to 10,000,000 shares of Preferred Stock and to determine the price, rights, preferences and limitations of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, such issuance could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law (the "DGCL") which, subject to certain exceptions, prohibits the Company from engaging in certain business combinations with certain stockholders (each, an "interested stockholder") for a period of three years after the date of the transaction in which the stockholder became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of the Company. The Company's Third Amended and Restated Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors, the Company's Third Amended and Certificate of Incorporation and certain provisions of the DGCL may have the effect of delaying, deterring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price and may adversely affect the market price, and the voting and other rights of the holders, of the Common Stock.

      Possible Volatility Of Stock Price. The Company's stock price has fluctuated substantially since its initial public offering was completed in October 1997. The market price of the Common Stock, like that of the securities of many other biotechnology and pharmaceutical companies, is likely to be highly volatile. Factors such as announcements of technological innovations or new products by the Company or its competitors, preclinical testing or clinical trial results relating to or regulatory approvals or disapprovals of the Company's or competitors' product candidates, government regulation, health care legislation, developments or disputes concerning patent or other proprietary rights of the Company or its competitors, including litigation, fluctuations in the Company's operating results, changes in the recommendations of securities analysts, and market prices of the capital stock of biotechnology and pharmaceutical companies in general could have a significant impact on the future market price of the Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, in the past, following periods of volatility in the market price of the securities of companies in the biotechnology and pharmaceutical industries, securities class action litigation has often been instituted against those companies. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operations. The realization of any of the risks described in these "Risk Factors" could have a dramatic and adverse impact on the market price of the Common Stock.

     No Dividends. The Company has not paid cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future.

Item 2.  Properties

     The Company currently leases approximately 21,000 square feet of laboratory and office space at 4727 University Drive, Suite 100, Durham, North Carolina. The Company leases this space under a sublease agreement which expires on September 30, 1999. Depending on the results of clinical trials and the progress of the Company's product development programs, the Company may require facilities in addition to those currently under lease. The Company believes that there will be suitable facilities available as needed.

Item 3.  Legal Proceedings

     The Company is not a party to any material legal proceedings as of the date of this Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                    PART II.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has traded on the NASDAQ National Market System under the NASDAQ symbol "TRMS" since the Company's initial public offering at $12.00 per share was consummated on October 7, 1998. The Company has not paid cash dividends in the past and none are expected to be paid in the future. As of March 20, 1998, the Company had approximately 118 shareholders of record, and believes it has approximately 500 beneficial shareholders. The following table sets forth the high and low closing sales prices for the Company's Common Stock since public trading commenced on October 7, 1997. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                                Year ended December 31, 1997
                                                    High            Low
                                                -------------- ---------------
        1st Quarter...........................        *              *
        2nd Quarter...........................        *              *
        3rd Quarter...........................        *              *
        4th Quarter...........................     $17.00          $11.88


*    The Company's Common Stock began trading on October 7, 1997.


Use of Proceeds:

     The effective date of the Company's Registration Statement on Form S-1, registering 2,875,000 shares of Common Stock of the Company, was October 6, 1997. A subsequent registration statement on Form S-1, SEC File No. 333-37319, filed pursuant to Rule 462(b) promulgated under the Securities Act and registering 287,500 additional shares of Common Stock, was filed and became effective on October 7, 1997.

     The date of the commencement of the offering of such registered shares was October 7, 1997, and the offering terminated on November 12, 1997, upon the closing of the underwriters' exercise of their over-allotment option with respect to 412,500 of the registered shares. The managing underwriters in the offering were UBS Securities LLC and NationsBanc Montgomery Securities, Inc.

Information concerning the registered shares as of the date of this report is set forth below:

                                   Title of Security:                            Common Stock
                                   ------------------                            ------------
       Amount Registered:........................................................     3,162,500
       Aggregate Price of the Offering Amount Registered:........................  $ 37,950,000
       Amount Sold:..............................................................     3,162,500
       Aggregate Offering Price of Amount Sold:..................................  $ 37,950,000

Actual expenses incurred to date by the Company in connection with the issuance and distribution of the registered shares are as follows:

       Underwriting Discounts and Commissions:...................................  $  2,656,500
       Finders' Fee:.............................................................          --
       Expenses Paid To or For Underwriters:.....................................          --
       Other Expenses:...........................................................       761,500
                                                                                   ------------
       Total:....................................................................  $  3,418,000
                                                                                   ============

All of the expenses listed above were direct or indirect payments to others and not payments to directors, officers, affiliates or 10% stockholders of the Company. The amount of net offering proceeds to the Company after the total expenses listed above is approximately $34,532,000.

A reasonable estimate of the amount of the net offering proceeds used by the Company from the effective date of the Registration Statement on Form S-1 to the date of this report for each of the purposes listed below is as follows:

   Construction of Plant, Building and Facilities:               $       --
   Purchase and Installation of  Machinery and  Equipment        $       --
   Purchase of Real Estate:                                      $       --
   Acquisition of Other  Businesses:                             $       --
   Repayment of Indebtedness:                                    $       --
   Working Capital:                                              $       --
   Temporary Investments:                                        $       --
   Short Term:                                                   $  34,532,000
   Long Term:                                                    $       --
   Other (specify):                                              $       --
   Other Purposes for which at least 5% of  the Total Proceeds
      (or $100,000, whichever is less) Has Been Used             $       --

     All of the above-referenced payments were direct or indirect payments to others and not payments to directors, officers, affiliates or 10% stockholders of the Company. The use of proceeds listed above does not represent a material change in the use of proceeds described in the Company's Prospectus filed as a part of the Registration Statement on Form S-1.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's Statements of Operations for the years ended December 31, 1995, 1996 and 1997 and with respect to the Company's Balance Sheets as of December 31, 1996 and 1997 are derived from the audited Financial Statements of the Company which are included elsewhere in this Form 10-K and are qualified by reference to such Financial Statements and the related Notes thereto. Statements of Operations data for the period from inception (January 7, 1993) through December 31, 1993 and the year ended December 31, 1994 and Balance Sheet data at December 31, 1993, 1994 and 1995 are derived from audited Financial Statements of the Company not included herein. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                Period
                                 from                                                     Cumulative
                               Inception                                                     from
                               (January                                                    Inception
                                7, 1993)                                                   (January 7,
                                through          For the Years Ended December 31,           1993) to
                               December    --------------------------------------------   December 31,
                               31, 1993      1994        1995        1996        1997        1997
                               --------    --------    --------    --------    --------   -----------
                                                (in thousands, except per share data)
Statements of Operations
Data:
Revenue .....................  $   --      $   --      $    104    $     55    $    431    $    590
                               --------    --------    --------    --------    --------    --------
Operating expense:
Research and development
   expenses .................       691       2,747       4,012       5,146       9,734      22,330
General and administrative
   expenses .................       631         947       1,520       1,761       2,596       7,456
                               --------    --------    --------    --------    --------    --------
Total operating expenses ....     1,322       3,694       5,532       6,907      12,330      29,786
                               --------    --------    --------    --------    --------    --------
Operating loss ..............    (1,322)     (3,694)     (5,428)     (6,852)    (11,899)    (29,196)
                               --------    --------    --------    --------    --------    --------
Interest income .............        16           8          49          47         584         706
Interest expense ............        (5)       (258)       (360)       (167)       (113)       (903)
                               --------    --------    --------    --------    --------    --------
Total other income ..........        11        (250)       (311)       (120)        471        (197)
                               ========    ========    ========    ========    ========    ========
Net loss ....................  $ (1,311)   $ (3,944)   $ (5,739)   $ (6,972)   $(11,428)   $(29,393)
                               ========    ========    ========    ========    ========    ========
Basic net loss per share(1) .                                         (1.48)      (1.55)
                                                                   ========    ========
Weighted average shares used
 in computing basic net loss
 per share(1) ...............                                         4,705       7,395
                                                                   ========    ========

(1)  Computed on the basis described in Note 1 to Financial Statements.

                                                          As of December 31,
                                      ---------------------------------------------------------
                                        1993         1994        1995        1996       1997
                                      --------    ----------  ---------   ----------  ---------
                                                                (in thousands)
Balance Sheet Data:
Cash and cash equivalents             $    509    $    277    $  1,343    $    132    $ 32,557
Working capital (deficiency)               183      (4,067)        322      (1,305)     34,733
Total assets                             1,802       1,873       3,058       1,684      38,844
Long-term notes payable and capital
  lease obligations, less current
  portion                                  401         751         703         575         240
Accumulated deficit                     (1,311)     (5,254)    (10,994)    (17,965)    (29,393)
Total stockholders' equity (deficit)       701      (3,236)      1,324        (409)     35,810


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. The results of the Company's previous clinical trials are not necessarily indicative of future clinical trials and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the headings "Risk Factors" and "Business", as well as those discussed elsewhere in this Form 10-K. Further information regarding these factors, as well as other factors that could cause actual results to differ materially from those set forth in such forward-looking statements, is discussed under the heading "Risk Factors" included in the Company's S-1 Registration Statement as declared effective by the Securities and Exchange Commission (SEC) on October 6, 1997 and from time to time in Trimeris' filings with the SEC, which should be read in conjunction with this Form 10-K. The Company undertakes no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances arising after the date hereof.

Overview

     Trimeris commenced operations in January 1993, has a limited operating history and is a development stage company. Since its inception, substantially all of the Company's resources have been dedicated to the development, patenting, preclinical testing and a Phase I/II clinical trial of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of its proprietary technology platform and research and development and preclinical testing of other potential product candidates and compounds discovered by the Company. The Company has incurred losses since its inception and, as of December 31, 1997, had an accumulated deficit of approximately $29.4 million. The Company has received revenue solely from SBIR grants and an investigative contract and has yet to generate any revenue from product sales or royalties, and there can be no assurance that it will be able to generate any such revenues or royalties in the future.

    Product candidates and compounds discovered by the Company and developed through the Company's product development programs will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. The Company has incurred losses since its inception. Such losses have resulted principally from expenses incurred in the Company's research and development activities associated with the development, patenting, preclinical testing and a Phase I/II clinical trial of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of its proprietary technology platform, research and development and preclinical testing of other potential product candidates and compounds discovered by the Company, and from general and administrative expenses. The Company expects to incur substantial losses for the foreseeable future and expects losses to increase as the Company's research and development, preclinical testing, drug production, and clinical trial efforts expand. The amount and timing of the Company's operating expenses will depend on several factors, including the status of the Company's research and development activities, product candidate and compound discovery and development efforts, including preclinical testing and clinical trials, the timing of regulatory actions, the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights, the ability of the Company to establish, internally or through relationships with third parties, manufacturing, sales, marketing and distribution capabilities, technological and other changes in the competitive landscape, changes in the Company's existing research and development relationships and strategic alliances, evaluation of the commercial viability of potential product candidates and other factors, many of which are outside of the Company's control. As a result, the Company believes that period-to-period comparisons of financial results in the future are not necessarily meaningful and results of operations in prior periods should not be relied upon as an indication of future performance. Any deviations in results from operations from levels expected by securities analysts and investors could have a material adverse effect on the market price of the Common Stock. The Company's ability to achieve profitability will depend, in part, upon its or its collaborated partners' ability to successfully develop and obtain regulatory approval for T-20 and other product candidates and compounds discovered by the Company, and to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

Results Of Operations

Comparison Of Years Ended December 31, 1995, 1996 And 1997

     Revenue. Total revenue was approximately $104,000, $55,000 and $431,000 for 1995, 1996 and 1997, respectively. An SBIR grant was received in 1995, and revenue was recognized as earned under this grant in 1995 and 1996. During 1997, approximately $331,000 was received under SBIR grants, and $100,000 was received under an investigative contract.

     Research And Development Expenses. Total research and development expenses increased from approximately $4.0 million in 1995 to approximately $5.1 million in 1996 and increased to approximately $9.7 million in 1997. The increases are primarily due to increased costs related to additional personnel and related laboratory research supplies to support these personnel. During 1996, the Company began a Phase I/II clinical trial for T-20 and incurred costs associated with these clinical trials which continued into 1997. To supply the clinical trials during 1997, the Company purchased drug material from third party manufacturers, and created an in-house group dedicated to the development of an improved manufacturing process. Total research personnel were 25, 25 and 29 at December 31, 1995, 1996 and 1997, respectively. The Company expects its research and development expenses to increase substantially in the future due to continued expansion of product development activities, including preclinical research and testing, expanded clinical trials, and the manufacture of drug material.

     General And Administrative Expenses. Total general and administrative expenses increased from approximately $1.5 million in 1995 to approximately $1.8 million in 1996, and increased to approximately $2.6 million in 1997. These increases are primarily due to increased costs related to additional personnel and professional fees incurred in the patent application process. The Company expects its administrative expenses to increase in the future to support the expansion of its product development activities.

     Other Income (Expense). Other income (expense) consists of interest income and expense. Total other expense decreased from approximately $311,000 in 1995 to approximately $120,000 in 1996 due to decreased interest expense on capital leases. Total other income was approximately $471,000 in 1997 due to a slight decrease in interest expense on capital leases and a significant increase in interest income due to investment of proceeds received in the Company's initial public offering in October, 1997.


Liquidity And Capital Resources

     Since inception, the Company has financed its operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, and an initial public offering in October 1997. Net cash used by operating activities was approximately $4.8 million, approximately $5.8 million and approximately $9.0 million in 1995, 1996 and 1997, respectively. The cash used by operating activities was used primarily to fund research and development and general and administrative expenses. Cash provided by financing activities was approximately $6.1 million, approximately $4.8 million, and approximately $46.5 million in 1995, 1996 and 1997, respectively. The cash provided by financing activities was primarily from the sale of equity securities and notes to stockholders.

     As of December 31, 1997, the Company had approximately $37.4 million in cash and cash equivalents and short-term investments, compared to approximately $132,000 as of December 31, 1996. The increase resulted from the receipt of approximately $12.8 million from the sale of private equity securities and the Company's initial public offering of $34.5 million during 1997, partially offset by approximately $9.0 million used by operations.

     The Company has experienced negative cash flows from operations since its inception and does not anticipate generating sufficient positive cash flows to fund its operations in the foreseeable future. The Company has expended, and expects to continue to expend in the future, substantial funds to pursue its product candidate and compound discovery and development efforts, including expenditures for continued clinical trials of T-20, research and development and preclinical testing of other product candidates and compounds discovered by the Company, manufacture of drug material, and the development of its proprietary technology platform. As of December 31, 1997, the Company had commitments of approximately $1 million to purchase product candidate materials and fund various clinical studies, and expects to expend approximately $1 million in capital expenditures during 1998. These expenditures may be financed with capital or operating leases, debt or working capital. The Company expects that its existing capital resources, together with the interest earned thereon, will be adequate to fund its capital requirements through 1998. However, the Company's future capital requirements and the adequacy of available funds will depend on many factors, including the results of the clinical trials relating to T-20, the progress and scope of the Company's product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of the Company's product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the FDA, administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions and other factors, many of which are outside of the Company's control. Thus, there can be no assurance that the current cash and investment balance, together with the interest earned thereon, will be sufficient to fund the Company's capital requirements during the period discussed above. The Company believes that substantial additional funds will be required to continue to fund its operations and that the Company will be required to obtain additional funds through equity or debt financing or licenses, agreements or other arrangements with collaborative partners and others, or from other sources. The terms of any such equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all, or that such financings will be adequate to meet the Company's future capital requirements. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its preclinical testing, clinical trials and research and development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates or compounds, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Net Operating Loss Carryforwards

     As of December 31, 1997, the Company had a net operating loss carryforward of approximately $28.3 million. The Company has recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and therefore recognized no tax benefit. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 6 of Notes to Financial Statements.

Accounting and Other Matters

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. The provisions of Statement 130 are effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this statement in fiscal 1998 and will make the necessary disclosures of comprehensive income for periods beginning in 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The provisions of Statement 131 are effective for fiscal years beginning after December 15, 1997. Adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statements does not change any measurement or recognition provisions, and thus will not materially impact the Company. This statement is effective for fiscal years beginning after December 15, 1997.

     The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the financial statements of Trimeris and monitors the status of changes to issued exposure drafts and to proposed effective dates.

     The Company has reviewed its critical computer applications for the impact that the year 2000 and the requirement for four digit fields to identify the year will have on its operations. The Company believes that the cost to convert any non-compliant critical applications will be immaterial, and the consequences of any non-compliant applications will be insignificant.

Item 8.  Financial Statements and Supplementary Data

     The  information  required  by Item 8 is  included  in Item 14 of this Form
10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with the Company's independent auditors, KPMG Peat Marwick LLP.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 as to directors is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

     The following table sets forth certain information with respect to executive officers, directors and certain key employees of the Company:

NAME                                  AGE        POSITION
----                                  ---        --------
M. Ross Johnson, Ph.D...............   53        President, Chief Executive Officer, Chief Scientific
                                                   Officer and Director

Matthew A. Megaro...................   39        Chief Operating Officer, Chief Financial Officer,
                                                   Executive Vice President and Secretary

Samuel Hopkins, Ph.D................   39        Vice President of Medical Affairs

Dennis M. Lambert, Ph.D.............   50        Vice President of Biological and Molecular Sciences

M.C. Kang, Ph.D.....................   46        Director of Chemistry

Michael A. Recny, Ph.D..............   42        Director of Business Development

Timothy J. Creech...................   37        Director of Finance and Administration

Jesse I. Treu, Ph.D.(1).............   50        Chairman of the Board of Directors

Dani P. Bolognesi, Ph.D.(2).........   57        Director

Brian H. Dovey(2)...................   56        Director

Charles A. Sanders, M.D.(1)(2)......   66        Director

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

M. Ross Johnson, Ph.D. joined the Company as Chief Scientific Officer and a Director in January 1995 and was named President and Chief Executive Officer in March 1996. Prior to joining the Company, Dr. Johnson was President and Chief Executive Officer of Parnassus Pharmaceuticals, Inc. ("Parnassus"), a biopharmaceutical company, from March 1994 to October 1994. In October 1994, Parnassus filed for protection under the United States Bankruptcy Code. From 1987 to March 1994, Dr. Johnson served as Vice President of the Chemical Development Division and Division of Chemistry, respectively, at Glaxo, a multinational pharmaceutical company. Prior to joining Glaxo, Dr. Johnson held a number of scientific management positions at Pfizer Inc., a multinational pharmaceutical company. Dr. Johnson received his Ph.D. degree in Organic Chemistry from the University of California at Santa Barbara.

Matthew A. Megaro joined the Company as Chief Financial Officer and Vice President of Business Development in March 1995 and was named Chief Operating Officer, Executive Vice President and Secretary of the Company in June 1997. Prior to joining the Company, Mr. Megaro was Chief Operating Officer of Parnassus from January 1994 to October 1994. In October 1994, Parnassus filed for protection under the United States Bankruptcy Code. Prior to joining Parnassus, Mr. Megaro was Chief Financial Officer and Vice President of Finance and Administration of Athena Neurosciences, Inc., a biopharmaceutical company, from 1988 to January 1994.

Samuel Hopkins, Ph.D. joined the Company as Director of Drug Development in April 1995 and was named Vice President of Medical Affairs in June 1997. Prior to joining the Company, Dr. Hopkins was Director of Oncology and Antiviral Drug Product Development and Senior Clinical Research Scientist, respectively, at Cato Research, Ltd., a contract research organization from 1991 to April 1995. From 1987 to 1991, Dr. Hopkins was a Senior Research Scientist in the Division of Virology at Burroughs Wellcome Co., a multinational pharmaceutical company.
Dr. Hopkins received his Ph.D. degree in Biochemisty and Biophysics from the Medical College of Virginia.

Dennis M. Lambert, Ph.D. joined the Company as Director of Virology in March 1993, was named Senior Director of Virology and Molecular Biology in September 1995, and was named Vice President of Biological Molecular Sciences in June
1997. Prior to joining the Company, Dr. Lambert was Assistant Director, Department of Molecular Virology and Host Defense, at SmithKline Beecham Corp., a pharmaceutical company, from 1988 to July 1993. Dr. Lambert received his Ph.D. degree in Microbiology/Virology from Indiana State University at Terre Haute.

M.C. Kang, Ph.D. joined the Company as a consultant in October 1995 and was named Director of Chemistry in August 1996. Prior to joining the Company, Dr. Kang held various positions at Glaxo from 1990 to October 1995, most recently serving as Director of Chemical Development. Prior to joining Glaxo, Dr. Kang was a Development Chemist in the Medical Products Division at E.I. DuPont de Nemours and Company, a chemical company from 1986 to 1990. Dr. Kang received his Ph.D. degree in Synthetic Organic Chemistry from Oregon State University.

Michael A. Recny, Ph.D. joined the Company as Director of Biochemical Sciences in March 1995, and was named Director of Business Development in November 1996. Prior to joining the Company, Dr. Recny was Senior Director of Biological Sciences at Parnassus from November 1993 to October 1994. From 1988 to November 1993, Dr. Recny was Director of Protein Biochemistry at Procept, Inc., a biopharmaceutical company. Prior to joining Procept, Inc., Dr. Recny was a Staff Scientist/Laboratory Head at Genetics Institute Inc., a biopharmaceutical company. Dr. Recny received his Ph.D. degree in Biochemistry from the University of Illinois at Urbana-Champaign.

Timothy  J.  Creech,  C.P.A.  joined  the  Company as  Director  of Finance  and
Administration in July 1997. Prior to joining the Company, Mr. Creech was Corporate Controller at Performance Awareness Corporation, a software company, from July 1996 to June 1997. From December 1993 to July 1996, Mr. Creech was Director of Finance at Avant! Corporation, a software company. From 1990 to December 1993, Mr. Creech was a senior manager at KPMG Peat Marwick LLP, independent auditors for the Company.

Jesse I. Treu, Ph.D. has been Chairman of the Board of Directors of the Company since its inception. Dr. Treu has been a general partner of Domain Associates, a venture capital firm specializing in investments in life sciences, since 1986. Dr. Treu serves on the Boards of Directors of Biosite Diagnostics, Inc. and GelTex Pharmaceuticals, Inc. Dr. Treu received his Ph.D. in Physics from Princeton University.

Dani P. Bolognesi, Ph.D. was a founder of the Company and has been a Director since its inception. Dr. Bolognesi has held a number of positions at Duke University since 1971, and now serves as James B. Duke Professor of Surgery, Professor of Microbiology/Immunology, Vice Chairman of the Department of Surgery for Research and Development and Director of the Duke University Center for AIDS Research. Dr. Bolognesi is the Co-Chair of the National Institute of Allergy and Infectious Diseases Vaccine Working Group ("NIAID"), Chair of the Office of AIDS Research Coordinating Committee for Vaccines, Chair of the Office of AIDS Research Task Force Vaccine Research and Development Area Review Panel, Chair of the panel to recommend strategies for the long-term care of the United States biomedical chimpanzee population, and is a member of the NIAID Vaccine Selection Committee. Dr. Bolognesi received his Ph.D. in Virology from Duke University.

Brian H. Dovey has been a Director of the Company since its inception. Mr. Dovey has been a general partner of Domain Associates, a venture capital firm specializing in investments in life sciences, since 1988. Mr. Dovey is President of the National Venture Capital Association and is a member of the Boards of Trustees of the Coriell Institute and the University of Pennsylvania School of Nursing. Mr. Dovey is Chairman of the Board of Directors of Creative BioMolecules and also serves on the Boards of Directors of Connetics Corporation, Geron Corporation, NABI and Vivus, Inc.

Charles A. Sanders, M.D. has been a Director of the Company since October 1996. From 1989 to May 1995, Dr. Sanders was Chairman of the Board of Directors and Chief Executive Officer of Glaxo and a member of the Board of Directors of Glaxo plc. Prior to joining Glaxo, Dr. Sanders held a number of positions at Squibb Corporation, a multinational pharmaceutical corporation, including Vice Chairman, Chief Executive Officer of the Science and Technology Group and Chairman of the Science and Technology Committee of the Board. Dr. Sanders serves on the Boards of Directors of Magainin Pharmaceuticals, Vertex Pharmaceuticals and Staff Mark, Inc. Dr. Sanders received an M.D. degree from Southwestern Medical College of the University of Texas.

The information required by Item 10 as to the filings of Forms 3, 4, and 5 as required by Section 16(a) of the Securities Exchange Act of 1994 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Item 11.   Executive Compensation

     The information required by Item 11 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Item 13.   Certain Relationships and Related Transactions

         The information required by Item 13 is incorporated by reference from the Company's Proxy to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following documents are filed as part of this report:

                                                                                     Page Number
                                                                                     -----------
(a) 1. Financial Statements
       Independent Auditors' Report .................................................... F-1
       Balance Sheets as of  December 31, 1996 and 1997 ................................ F-2
       Statements of Operations for the Years Ended December 31,
         1995,  1996 and 1997 and for the period from Inception to December 31, 1997.... F-3
       Statements of Stockholders' Equity (Deficit) for the Years Ended
         December 31, 1993, 1994, 1995, 1996 and 1997................................... F-4
       Statements of Cash Flows for the Years Ended December 31,
         1995, 1996 and 1997 and for the period from Inception to December 31, 1997..... F-5
       Notes to Financial Statements.................................................... F-6

(a)2.  Financial Statement Schedules

     All financial statement schedules required under Regulation S-X are omitted as the required information is not applicable.


(a)3.  Exhibits

     The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and are incorporated by reference.


(b)    Reports on Form 8-K

       None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Trimeris, Inc.
                                              (Registrant)


March  30, 1998                               /s/  M. ROSS JOHNSON
                                              --------------------
                                              M. Ross Johnson
                                              President, Chief Executive Officer
                                              and Chief Scientific Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                 Capacity                                   Date
     ---------                                 --------                                   ----

/s/  M. ROSS JOHNSON                     President (principal executive               March 30 , 1998
----------------------------             officer), Chief Executive Officer
     M. Ross Johnson                     Chief Scientific Officer and Director


/s/  MATTHEW A. MEGARO                   Chief Operating Officer, Chief Financial     March  30, 1998
----------------------------             Officer, Executive Vice President and
     Matthew A. Megaro                   Secretary (principal accounting officer and
                                         principal financial officer)


/s/  JESSE I. TREU.                      Chairman of the Board of Directors           March  30, 1998
----------------------------
     Jesse I. Treu, Ph.D.


/s/ DANI P. BOLOGNESI                    Director                                     March 30, 1998
----------------------------
    Dani P. Bolognesi, Ph.D.


/s/ BRIAN H. DOVEY                       Director                                     March 30, 1998
----------------------------
    Brian H. Dovey

/s/ CHARLES A. SANDERS                   Director                                     March 30, 1998
----------------------------
    Charles A. Sanders, M.D.

                                  EXHIBIT INDEX


(a)   Exhibits

     1.1*     Form of Underwriting Agreement
     3.1*     Second Restated Certificate of Incorporation of the Registrant.
     3.2*     Form of Third Amended and Restated Certificate of Incorporation of the Registrant (to be
                 filed with the Secretary of  State of Delaware upon the completion of the Offering).
     3.3*     Bylaws of the Registrant.
     3.4*     Form of Amended and Restated Bylaws of the Registrant (to be adopted upon the completion of the Offering).
     4.1*     Specimen certificate for shares of Common Stock.
     4.2*     Description of Capital Stock (contained in the Third Amended and Restated  Certificate of
                 Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).
     5.1*     Opinion  of  Hutchison  & Mason  PLLC with  respect  to the legality of the shares being registered.
     10.1*    License Agreement dated February 3, 1993, between the Registrant and Duke University.
     10.2 *   Sublease Agreement dated November 19, 1993, by and among the Registrant, Sphinx
                 Pharmaceutical Corporation and University Place Associates and as amended by the
                 Lease  Amendment  dated August 15, 1994, and Second Agreement of Sublease dated
                 January 16, 1995.
     10.3*    Cooperation and Strategic  Alliance  Agreement dated April 21, 1997, between the Registrant and MiniMed Inc.
     10.4*    Trimeris, Inc. Amended and Restated Stock Incentive Plan.
     10.5*    Trimeris, Inc. Employee Stock Purchase Plan.
     10.6*    Form of Promissory Notes executed by certain executive officers in favor of the Registrant, and related collateral documents.
     10.7*    Form of Stock Restriction Agreements between the Registrant and certain executive officers.
     10.8*    Form of Stock Pledge  Agreement  between the  Registrant and certain executive  officers.
     10.9 *   Employment  Offer Letter with M. Ross Johnson dated  December 15, 1994.
     10.10*   Employment  Offer Letter with Matthew A. Megaro  dated  February  23,  1995.
     10.11 *  Sixth Amended  and  Restated Registration Rights Agreement dated
              June 27, 1997, by and among the Registrant and certain
              stockholders of the Registrant.
     10.12 *  Agreement with Max N. Wallace dated July 10, 1997.
     10.13 *  Form of Indemnification Agreements.
     10.14 *  License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.
     11.1     Computation of Basic Net Loss Per Share.
     27       Financial Data Schedule

----------------
*    Previously filed with Form S-1 on October 7, 1997.

All financial statement schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Financial Statements and Notes thereto.