Form 10-Q
period 1998-03-31
TRIMERIS INC
filed 1998-05-12
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

--------------------------------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

          The number of shares outstanding of the registrant's common stock as of May 8, 1998 was 10,551,410.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                    For the Three Months Ended March 31, 1998

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                 Page

Item 1.        Financial Statements

               Balance Sheets as of  March 31, 1998 (unaudited) and
               December 31, 1997                                                        1

               Statements of Operations (unaudited) for the Three Months Ended
               March 31, 1998 and 1997 and Period From
               Inception (January 7, 1993) Through March 31, 1998                       2

               Statements of Cash Flows (unaudited) for the Three Months Ended
               March 31, 1998 and 1997 and Period From
               Inception (January 7, 1993) Through March 31, 1998                       3

               Notes to Financial Statements (unaudited)                                4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                6

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                                       10

Item 2.        Changes in Securities and Use of Proceeds                               10

Item 3.        Defaults Upon Senior Securities                                         10

Item 4.        Submission of Matters to a Vote of Security Holders                     10

Item 5.        Other Information                                                       10

Item 6.        Exhibits and Reports on Form 8-K                                        10

Signature Page                                                                         11

Exhibit Index                                                                          12

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 (in thousands)


                                                                        December 31,         March 31,
                                                                            1997               1998
                                                                            ----               ----
                                                                                            (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                            $     32,557      $   29,583
   Short-term investments                                                     4,863            4,104
   Accounts receivable                                                          101              137
   Prepaid expenses                                                               6               21
                                                                        -----------       ----------
     Total current assets                                                    37,527           33,845

Property, furniture and equipment, net                                          756              870
                                                                        -----------       ----------
Other assets:
   Exclusive license agreement, net                                              30               29
   Patent costs, net                                                            442              457
   Equipment deposits                                                            86              108
   Other, net                                                                     3                3
                                                                        -----------       ----------
     Total other assets                                                         561              597
                                                                        -----------       ----------
     Total assets                                                       $    38,844       $   35,312
                                                                        ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $       722       $      434
   Current installments of capital lease obligations                            259              188
   Accrued compensation                                                         608              450
   Accrued expenses                                                           1,205            1,030
                                                                        -------------     ----------
     Total current liabilities                                                2,794            2,102
Capital lease obligations, less current installments                            240              216
                                                                        -----------       ----------
     Total liabilities                                                        3,034            2,318
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value per share,
     62,667 shares authorized, zero shares issued and outstanding at
     December 31, 1997 and March 31, 1998 (unaudited)                            --               --
   Common Stock at $.001 par value per share, 80,000
     shares authorized, 10,549 and 10,551 shares issued
     and outstanding at December 31, 1997 and
     March 31, 1998 (unaudited)                                                  11               11
   Additional paid-in capital                                                67,360           67,361
   Deficit accumulated during the development stage                         (29,393)         (32,360)
   Deferred compensation                                                     (1,950)          (1,800)
   Notes receivable from stockholders                                          (218)            (218)
                                                                        ------------      -----------
     Net stockholders' equity                                                35,810           32,994
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $     38,844      $   35,312
                                                                        ============      ==========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)




                                                                          Cumulative
                                                                        From Inception
                                                 Three Months         (January 3, 1993)
                                                Ended March 31,          To March 31,
                                                1997       1998             1998
                                                ----       ----             ----
Revenue                                     $      50   $      90        $       680
                                            ---------   ---------        -----------
Operating expenses:
   Research and development                     1,448       2,583             24,913
   General and administrative                     415       1,040              8,496
                                            ---------   ---------        -----------

     Total operating expenses                   1,863       3,623             33,409
                                            ---------   ---------        -----------

Operating loss                                 (1,813)     (3,533)           (32,729)
                                            ----------  ----------       ------------

Other income (expense):
   Interest income                                  4         584              1,290
   Interest expense                               (37)        (18)              (921)
                                            ----------  ----------       ------------
                                                  (33)        566                369
                                            ----------  ---------        -----------

   Net loss                                 $  (1,846)  $  (2,967)       $   (32,360)
                                            ==========  ==========       ============

Basic net loss per share                    $    (0.34) $    (0.28)
                                            =========== ===========

Weighted average shares used in per share
   computations                                 5,462      10,620
                                            =========   =========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              Cumulative
                                                                                           From Inception
                                                               Three Months Ended         (January 3, 1993)
                                                                       March 31,                To March 31,
                                                             1997             1998              1998
                                                             ----             ----              ----
Cash flows from operating activities:
   Net loss                                               $(1,846)         $ (2,967)         $(32,360)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                             162               104             2,293
     Other amortization                                         7                 5                42
     Amortization of deferred compensation                      -               150               536
     Provision for equipment held for resale                    -                 -                61
     Stock issued for consulting services                       -                 -                 5
     Stock issued to repay interest on notes to
       stockholders                                             -                 -               195
     Debt issued for research and development                   -                 -               194
     Loss on disposal of property and equipment                 -                 -                16
   Changes in operating assets and liabilities:
       Accounts receivable and loans to employees              (4)              (36)             (137)
       Prepaid expenses                                        33               (15)              (21)
       Other assets                                            (6)              (26)             (113)
       Accounts payable                                         5              (288)              434
       Accrued compensation                                    61              (158)              450
       Accrued expenses                                      (158)             (175)              940
                                                          --------         ---------         --------
         Net cash used by operating activities             (1,746)           (3,406)          (27,465)
                                                          --------         ---------         ---------
Cash flows from investing activities:
   Purchases of short-term investments                          -            (3,000)           (7,863)
   Sales of short-term investments                                            3,759             3,759
   Purchases of property and equipment                         (1)             (218)             (853)
   Equipment held for resale                                    -                 -               (61)
   Organization costs                                           -                 -                (8)
   Patent costs                                                (5)              (15)             (464)
                                                          --------         ---------         ---------
         Net cash provided (used) by investing activities      (6)              526            (5,490)
                                                          --------         --------          ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                      -                 -             6,150
   Lease costs                                                  -                 -               (13)
   Principal payments under capital lease obligations        (149)              (95)           (1,922)
   Proceeds from issuance of Common Stock                       -                 -                31
   Proceeds from issuance of Preferred Stock                3,793                 -            23,896
   Proceeds from initial public offering, net                   -                 -            34,532
   Proceeds from exercise of stock options                      -                 1                10
   Repayment of notes receivable from stockholders              -                 -                50
   Stock issuance costs                                         -                 -              (196)
                                                          -------          --------          ---------
         Net cash provided (used) by financing activities   3,644               (94)           62,538
                                                          -------          ---------         --------
Net increase (decrease) in cash and cash equivalents        1,892            (2,974)           29,583
Cash and cash equivalents, beginning of period                132            32,557                 -
                                                          -------          --------          --------
Cash and cash equivalents, end of period                  $ 2,024          $ 29,583          $ 29,583
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

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 1997 financial statements and notes thereto included in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission on March 31, 1998, and the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on October 6, 1997 and amended pursuant to Rule 462 (b) on October 7, 1997 (the "S-1 Registration Statement").

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

2. BASIC NET LOSS PER SHARE

   For periods beginning with the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. Prior period per share data has been restated to reflect the adoption of SFAS No. 128. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"), all common shares and common equivalent shares issued during the twelve-month period prior to the initial filing of the registration statement relating to the Company's initial public offering, even when anti-dilutive, have been included in the calculation as if they were outstanding for all periods, using the treasury stock method. The basic net loss per common share gives retroactive effect to the conversion of all outstanding shares of Preferred Stock into 6,261,615 shares of Common Stock upon the completion of the Company's initial public offering.

3. STATEMENTS OF CASH FLOWS

   Interest of approximately $18,000 and $37,000 was paid during the three months ended March 31, 1997 and 1998, respectively.

4. INITIAL PUBLIC OFFERING OF STOCK

   In October, 1997, the Company closed its initial public offering of common stock at $12 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters' over-allotment option which closed in November, 1997, were approximately $34.5 million after deducting applicable issuance costs and expenses. In connection with the public offering, all the outstanding Preferred Stock was converted into approximately 6,261,615 shares of the Company's Common Stock.

5.   STOCK SPLIT

   Effective July 11, 1997, the Company declared a one for eight and one-half reverse stock split for common shareholders. This stock split has been retroactively applied and all periods presented have been restated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


    Statements in this Form 10-Q that are not historical fact are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of known and unknown risks and uncertainties, many of which are beyond the Company's control. Accordingly, the Company's actual prospective results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, in addition to those discussed herein under the heading "Factors That May Impact Future Operations" and elsewhere in this Form 10-Q, the following: (i) uncertainties associated with the Company's status as a development stage company with a limited operating history and a history of losses since inception; (ii) risks inherent in the Company's present reliance on a single product candidate; (iii) uncertainties, unanticipated developments or delays related to the Company's clinical trials and clinical trial strategy and the adverse impact such events may have on the Company's existing capital resources; (iv) the ability of the Company to maintain existing or enter into additional collaborative and/or licensing arrangements with third parties to assist in the commercialization, testing, manufacturing and marketing of its product candidates; (v) the Company's ability to obtain adequate additional funding needed to meet the substantial costs associated with the development of existing and new product candidates; (vi) the enactment of new or unanticipated regulatory requirements related to the testing and United States Food and Drug Administration ("FDA") approval of the Company's product candidates and the ability to receive FDA approval for the Company's product candidates; (vii) the possibility of infringement of the Company's intellectual property rights and the Company's ability to protect its product candidates, technology and other proprietary information; (viii) the Company's ability to develop manufacturing, sales, marketing and distribution capabilities, (ix) the Company's dependence on third parties for clinical trials, (x) the Company's ability to obtain third-party reimbursement for any products that may be approved by the FDA, (xi) the Company's ability to recruit and retain key employees, and (xii) the Company's ability achieve market acceptance of its product candidates and to effectively compete with other companies currently developing similar product candidates, including companies with substantially greater financial and technical resources. Further information regarding these factors, as well as other factors that could cause actual results to differ materially from those set forth in such forward-looking statements, is discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the 1997 financial statements and notes thereto included in the Company's 1997 Form 10-K, which should be read in conjunction with this Form 10-Q. The Company undertakes no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances arising after the date hereof.

OVERVIEW

   Trimeris commenced operations in January 1993, has a limited operating history and is a development stage company. Since its inception, substantially all of the Company's resources have been dedicated to the development, patenting, preclinical testing and a Phase I/II clinical trial of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of its proprietary technology platform and research and development and preclinical testing of other potential product candidates and compounds discovered by the Company. The Company has received revenue solely from SBIR grants and an investigative contract and has yet to generate any revenue from product sales or royalties, and there can be no assurance that it will be able to generate any such revenue or royalties in the future.

   Product candidates and compounds discovered by the Company and developed through the Company's product development programs will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. The Company has incurred losses since its inception and, as of March 31, 1998 had an accumulated deficit of approximately $32.4 million. Such losses have resulted principally from expenses incurred in the Company's research and development activities associated with the development, patenting, preclinical testing and a Phase I/II clinical trial of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of its proprietary technology platform, research and development and preclinical testing of other potential product candidates and compounds discovered by the Company, and from general and administrative expenses. The Company expects to continue to incur substantial losses for the foreseeable future. There can be no assurance that the Company will ever generate significant revenue or achieve profitable operations.


RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1998

REVENUE. Revenue recognized for the three months ended March 31, 1997 and 1998 consisted of approximately $50,000 and $90,000 of income from SBIR grants, respectively.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses increased from approximately $1.4 million for the three months ended March 31, 1997 to approximately $2.6 million for the three months ended March 31, 1998. The increase is primarily due to increased costs related to additional personnel and related laboratory research supplies to support these personnel, preclinical animal studies, and the manufacture of drug product material for a Phase II clinical trial expected to begin in mid-1998. Total research personnel were 25 and 38 at March 31, 1997 and 1998, respectively. The Company expects its research and development expenses to increase substantially in the future due to continued expansion of product development activities, including preclinical research and testing, expanded clinical trials, and the manufacture of drug material.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased from approximately $415,000 for the three months ended March 31, 1997 to approximately $1.0 million for the three months ended March 31, 1998. The increase is due to costs related to additional personnel and consultants to support the Company's growth and additional professional fees required to support the Company's obligations as a publicly traded Company. The Company expects its administrative expenses to increase in the future to support the expansion of its product development activities.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other expenses changed from approximately $33,000 in expense for the three months ended March 31, 1997 to $566,000 in income for the three months ended March 31, 1998. This change was primarily due to increased interest income due to larger cash balances.


LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has financed its operations primarily through the private placement of equity securities, the issuance of notes to stockholders and equipment lease financing and the Company's initial public offering, which provided approximately $34.5 million after deducting applicable issuance costs and expenses. Net cash used by operating activities was approximately $1.8 million and approximately $3.4 million for the three months ended March 31, 1997 and 1998, respectively. The cash used by operating activities was used primarily to fund research and development and general and administrative expenses. Cash provided by financing activities was approximately $3.7 million for the three months ended March 31, 1997, primarily from the sale of equity securities, compared to a use of approximately $94,000 for the three months ended March 31, 1998.

   As of March 31, 1998, the Company had approximately $33.7 million in cash and cash equivalents and short-term investments, compared to approximately $37.4 million as of December 31, 1997.

   The Company has experienced negative cash flows from operations since its inception and does not anticipate generating sufficient positive cash flows to fund its operations in the foreseeable future. The Company has expended, and expects to continue to expend in the future, substantial funds to pursue its product candidate and compound discovery and development efforts, including expenditures for continued clinical trials of T-20, research and development and preclinical testing of other product candidates and compounds discovered by the Company and the development of its proprietary technology platform. As of March 31, 1998, the Company had commitments to purchase approximately $2.0 million of drug product materials. These expenditures may be financed with capital or operating leases, debt or working capital. The Company expects that its existing capital resources and the interest earned thereon, will be adequate to fund its capital requirements through 1998. However, the Company's future capital requirements and the adequacy of available funds will depend on many factors, including the results of the clinical trials relating to T-20, the progress and scope of the Company's product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of the Company's product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the United States Food and Drug Administration (the "FDA"), administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions and other factors, many of which are outside of the Company's control. Thus, there can be no assurance that the Company's existing capital resources together, with the interest earned thereon, will be sufficient to fund the Company's capital requirements during the period discussed above. The Company believes that substantial additional funds will be required to continue to fund its operations and that the Company will be required to obtain additional funds through equity or debt financing or licenses, agreements or other arrangements with collaborative partners and others, or from other sources. The terms of any such equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all, or that such financings will be adequate to meet the Company's future capital requirements. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its preclinical testing, clinical trials and research and development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates or compounds, which could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company expects to incur substantial losses for the foreseeable future and expects losses to increase as the Company's research and development, preclinical testing and clinical trial efforts expand. The amount and timing of the Company's operating expenses will depend on several factors, many of which are beyond the Company's control, including the status of the Company's research and development activities, product candidate and compound discovery and development efforts, including preclinical testing and clinical trials, the timing of regulatory actions, the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights, the ability of the Company to establish, internally or through relationships with third parties, manufacturing, sales, marketing and distribution capabilities, technological and other changes in the competitive landscape, changes in the Company's existing research and development relationships and strategic alliances, evaluation of the commercial viability of potential product candidates and other factors. As a result, the Company believes that period-to-period comparisons of financial results in the future are not necessarily meaningful and results of operations in prior periods should not be relied upon as an indication of future performance. Any deviations in the Company's clinical trial schedule, results from the Company's clinical trials, or the Company's financial results, from the expectations of securities analysts and investors could have a material adverse effect on the market price of the Common Stock.

    The Company's ability to achieve profitability will depend, in part, upon its or its collaborated partners' ability to successfully develop and obtain regulatory approval for T-20 and other product candidates and compounds discovered by the Company, and to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. Achievement of these goals is dependent upon many factors which are beyond the control of the Company, including, but not limited to, results of planned and future clinical trials, changes in the requirements of the FDA, results of preclinical studies, the Company's ability to obtain third-party reimbursement for any products that may be approved by the FDA, and the development of competitive therapies. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Use of Proceeds:

                  The following information updates and supplements the information regarding use of proceeds originally filed in the Company's Form 10-Q, for the quarter ended September 30, 1997, as amended to date, and relates to securities sold by the Company pursuant to the S-1 Registration Statement. Through March 31, 1998, the Company has used approximately $845,000 of the total net proceeds from its initial public offering of $34,532,000 for working capital. The unused proceeds of $33,687,000 are invested in temporary investments, primarily short-term corporate debt securities. All proceeds used or invested were direct or indirect payments to others. This use of proceeds does not represent a material change in the use of proceeds described in the Company's Prospectus filed as a part of the S-1 Registration Statement.

Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

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




                                               Trimeris, Inc.
                                               --------------
                                                (Registrant)



May  12, 1998                        /s/  M.ROSS JOHNSON
                                          M. Ross Johnson
                                          President, Chief Executive
                                          Officer, and Chief Scientific
                                          Officer


May 12, 1998                         /s/  MATTHEW A. MEGARO
------------                         ----------------------
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

                                  EXHIBIT INDEX
                                  -------------


Number                                   Description
------                                   -----------

11.1                                     Computations of Basic Loss Per Share

27.1                                     Financial Data Schedule