Form 10-Q
period 1998-06-30
TRIMERIS INC
filed 1998-08-14
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the registrant's common stock as of August 12, 1998 was 10,590,026.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                     For the Six Months Ended June 30, 1998

                                      INDEX
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements                                            Page

        Balance Sheets as of  June 30, 1998 (unaudited) and
        December 31, 1997 ............................................    1

        Statements of Operations (unaudited) for the Three and
        Six Months Ended June 30, 1998 and 1997 and Period From
        Inception (January 7, 1993) Through June 30, 1998 ............    2

        Statements of Cash Flows (unaudited) for the Six Months
        Ended June 30, 1998 and 1997 and Period From Inception
        (January 7, 1993) Through June 30, 1998 ......................    3

        Notes to Financial Statements (unaudited) ....................    4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..........................    6

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings ............................................   11

Item 2. Changes in Securities and Use of Proceeds ....................   11

Item 3. Defaults Upon Senior Securities ..............................   11

Item 4. Submission of Matters to a Vote of Security Holders ..........   11

Item 5. Other Information ............................................   11

Item 6. Exhibits and Reports on Form 8-K .............................   12

Signature Page .......................................................   13

Exhibit Index ........................................................   14

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                                 December 31,        June 30,
                                                                                                    1997               1998
                                                                                                   --------          --------
                                                                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ...............................................................        $ 32,557          $ 22,834
  Short-term investments ..................................................................           4,863             5,894
  Accounts receivable .....................................................................             101               110
  Prepaid expenses ........................................................................               6                15
                                                                                                   --------          --------
   Total current assets ...................................................................          37,527            28,853

Property, furniture and equipment, net ....................................................             756             1,425
                                                                                                   --------          --------
Other assets:
  Exclusive license agreement, net ........................................................              30                28
  Patent costs, net .......................................................................             442               506
  Equipment deposits ......................................................................              86               108
  Other, net ..............................................................................               3                 3
                                                                                                   --------          --------
   Total other assets .....................................................................             561               645
                                                                                                   --------          --------
   Total assets ...........................................................................        $ 38,844          $ 30,923
                                                                                                   ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................................        $    722          $    209
  Current installments of capital lease obligations .......................................             259               348
  Accrued compensation ....................................................................             608               478
  Accrued expenses ........................................................................           1,205             1,171
                                                                                                   --------          --------
   Total current liabilities ..............................................................           2,794             2,206
Capital lease obligations, less current installments ......................................             240               717
                                                                                                   --------          --------
   Total liabilities ......................................................................           3,034             2,923
                                                                                                   --------          --------
Commitments and contingencies
Stockholders' equity:
  Series A, B, C, and D preferred stock at $.001 par value per share, 62,667 shares authorized, zero shares issued and outstanding at December 31, 1997
   and June 30, 1998 (unaudited)                                                                         --                --
  Common Stock at $.001 par value per share, 80,000 shares authorized, 10,549 and 10,590 shares issued and outstanding at December 31, 1997 and
   June 30, 1998 (unaudited) ..............................................................              11                11
  Additional paid-in capital ..............................................................          67,360            67,547
  Deficit accumulated during the development stage ........................................         (29,393)          (37,690)
  Deferred compensation ...................................................................          (1,950)           (1,650)
  Notes receivable from stockholders ......................................................            (218)             (218)
                                                                                                   --------          --------
   Net stockholders' equity ...............................................................          35,810            28,000
                                                                                                   --------          --------
   Total liabilities and stockholders' equity .............................................        $ 38,844          $ 30,923
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                                                  Cumulative
                                                                                                                  From Inception
                                                                        Three Months            Six Months       (January 3, 1993)
                                                                        Ended June 30,         Ended June 30,       To June 30,
                                                                    --------------------    ---------------------    --------
                                                                      1997        1998        1997         1998        1998
                                                                    --------    --------    --------     --------    --------
Revenue .........................................................   $    162    $     85    $    212     $    175    $    765
                                                                    --------    --------    --------     --------    --------
Operating expenses:
  Research and development ......................................      1,411       4,650       2,859        7,233      29,563
  General and administrative ....................................        371       1,187         786        2,227       9,683
                                                                    --------    --------    --------     --------    --------
   Total operating expenses .....................................      1,782       5,837       3,645        9,460      39,246
                                                                    --------    --------    --------     --------    --------
Operating loss ..................................................     (1,620)     (5,752)     (3,433)      (9,285)    (38,481)
                                                                    --------    --------    --------     --------    --------
Other income (expense):
  Interest income ...............................................         29         454          33        1,038       1,744
  Interest expense ..............................................        (41)        (32)        (78)         (50)       (953)
                                                                    --------    --------    --------     --------    --------
                                                                         (12)        422         (45)         988         791
                                                                    --------    --------    --------     --------    --------
  Net loss ......................................................   $ (1,632)   $ (5,330)   $ (3,478)    $ (8,297)   $(37,690)
                                                                    ========    ========    ========     ========    ========
Basic net loss per share ........................................   $  (0.26)   $  (0.50)   $  (0.59)    $  (0.78)
                                                                    ========    ========    ========     ========
Weighted average shares used in per share computations ..........      6,326      10,632       5,897       10,627
                                                                    ========    ========    ========     ========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                               Cumulative
                                                                                                               From Inception
                                                                                Six Months Ended             (January 3, 1993)
                                                                                     June 30,                   To June 30,
                                                                           ---------------------------           --------
                                                                             1997               1998              1998
                                                                           --------           --------           --------
Cash flows from operating activities:
  Net loss ...........................................................     $ (3,478)          $ (8,297)          $(37,690)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation ......................................................          300                239              2,428
   Other amortization ................................................           66                 10                 47
   Amortization of deferred compensation .............................         --                  300                686
   Provision for equipment held for resale ...........................         --                 --                   61
   Stock issued for consulting services ..............................         --                 --                    5
   Stock issued to repay interest on notes to
     stockholders ....................................................         --                 --                  195
   Debt issued for research and development ..........................         --                 --                  194
   Loss on disposal of property and equipment ........................         --                 --                   16
  Changes in operating assets and liabilities:
     Accounts receivable and loans to employees ......................           (9)                (9)              (110)
     Prepaid expenses ................................................         (266)                (9)               (15)
     Other assets ....................................................          (12)               (30)              (117)
     Accounts payable ................................................           82               (513)               209
     Accrued compensation ............................................         --                 (130)               478
     Accrued expenses ................................................         (183)               (34)             1,081
                                                                           --------           --------           --------
      Net cash used by operating activities ..........................       (3,500)            (8,473)           (32,532)
                                                                           --------           --------           --------
Cash flows from investing activities:
  Purchases of short-term investments ................................         --               (4,790)            (9,653)
  Sales of short-term investments ....................................                           3,759              3,759
  Purchases of property and equipment ................................         (102)              (130)              (765)
  Equipment held for resale ..........................................         --                 --                  (61)
  Organization costs .................................................         --                 --                   (8)
  Patent costs .......................................................          (32)               (64)              (513)
                                                                           --------           --------           --------
      Net cash provided (used) by investing activities ...............         (134)            (1,225)            (7,241)
                                                                           --------           --------           --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ............................         --                 --                6,150
  Lease costs ........................................................         --                 --                  (13)
  Principal payments under capital lease obligations .................         (256)              (212)            (2,039)
  Proceeds from issuance of Common Stock .............................            2               --                   31
  Proceeds from issuance of Preferred Stock ..........................       12,777               --               23,896
  Proceeds from initial public offering, net .........................         --                 --               34,532
  Proceeds from exercise of stock options ............................         --                    5                 14
  Proceeds from employee stock purchase plan exercise ................         --                  182                182
  Repayment of notes receivable from stockholders ....................         --                 --                   50
  Stock issuance costs ...............................................         (109)              --                 (196)
                                                                           --------           --------           --------
      Net cash provided (used) by financing activities ...............       12,414                (25)            62,607
                                                                           --------           --------           --------
Net increase (decrease) in cash and cash equivalents .................        8,780             (9,723)            22,834
Cash and cash equivalents, beginning of period .......................          132             32,557               --
                                                                           --------           --------           --------
Cash and cash equivalents, end of period .............................     $  8,912           $ 22,834           $ 22,834
                                                                           ========           ========           ========

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

3. STATEMENTS OF CASH FLOWS

  Interest of approximately $56,000 and $50,000 was paid during the six months ended June 30, 1997 and 1998, respectively. Capital leases of $195,000 and $760,000 were incurred for the six months ended June 30, 1997 and 1998, respectively for the purchase of new furniture and equipment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Statements in this Form 10-Q that are not historical fact are forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of known and unknown risks and uncertainties, many of which are beyond the Company's control. Accordingly, the Company's actual prospective results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, in addition to those discussed herein under the heading "Factors That May Affect Future Results" and elsewhere in this Form 10-Q, the following: (i) uncertainties associated with the Company's status as a development stage company with a limited operating history and a history of losses since inception; (ii) risks inherent in the Company's present reliance on a single product candidate; (iii) uncertainties, unanticipated developments or delays related to the Company's technology, clinical trials and clinical trial strategy and the adverse impact such events may have on the Company's existing capital resources; (iv) the ability of the Company to maintain existing or enter into additional collaborative and/or licensing arrangements with third parties to assist in the commercialization, testing, manufacturing and marketing of its product candidates; (v) the Company's ability to obtain adequate additional funding needed to meet the substantial costs associated with the development of existing and new product candidates; (vi) the enactment of new or unanticipated regulatory requirements related to the testing and United States Food and Drug Administration ("FDA") approval of the Company's product candidates and the ability to receive FDA approval for the Company's product candidates; (vii) the possibility of infringement of the Company's intellectual property rights and the Company's ability to protect its product candidates, technology and other proprietary information; (viii) the Company's ability to develop manufacturing, sales, marketing and distribution capabilities; (ix) the Company's dependence on third parties for clinical trials, (x) the Company's ability to obtain third-party reimbursement for any products that may be approved by the FDA; (xi) the Company's ability to recruit and retain key employees; and (xii) the Company's ability to achieve market acceptance of its product candidates and to effectively compete with other companies currently developing similar product candidates, including companies with substantially greater financial and technical resources. Further information regarding these factors, as well as other factors that could cause actual results to differ materially from those set forth in such forward-looking statements, is discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the 1997 financial statements and notes thereto included in the Company's 1997 Form 10-K, which should be read in conjunction with this Form 10-Q. The Company undertakes no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances arising after the date hereof.

OVERVIEW

  Trimeris commenced operations in January 1993, has a limited operating history and is a development stage company. Since its inception, substantially all of the Company's resources have been dedicated to the development, patenting, preclinical testing, nonclinical animal studies, and a Phase I/II clinical trial of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of its proprietary technology platform and research and development and preclinical testing of other potential product candidates and compounds discovered by the Company. The Company has received revenue solely from SBIR grants and an investigative contract and has yet to generate any revenue from product sales or royalties, and there can be no assurance that it will be able to generate any such revenue or royalties in the future.

  Product candidates and compounds discovered by the Company and developed through the Company's product development programs will require significant additional, time-consuming and costly research and development, preclinical testing, nonclinical animal studies, and extensive clinical trials prior to submission of any regulatory application for commercial use. The Company has incurred losses since its inception and, as of June 30, 1998 had an accumulated deficit of approximately $37.7 million. Such losses have resulted principally from expenses incurred in the Company's research and development activities associated with the development, patenting, preclinical testing, nonclinical animal studies, and a Phase I/II clinical trial of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of its proprietary technology platform, research and development and preclinical testing of other potential product candidates and compounds discovered by the Company, and from general and administrative expenses. The Company expects to continue to incur substantial losses for the foreseeable future. There can be no assurance that the Company will ever generate significant revenue or achieve profitable operations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1998

REVENUE. Revenue recognized for the three months ended June 30, 1998 consisted of approximately $85,000 of income from SBIR grants. Revenue recognized for the three months ended June 30, 1997 consisted of approximately $62,000 of income from SBIR grants and $100,000 from an investigative contract which was completed in 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses increased from approximately $1.4 million for the three months ended June 30, 1997 to approximately $4.7 million for the three months ended June 30, 1998. The increase is primarily due to increased costs related to additional personnel and related laboratory research supplies to support these personnel, nonclinical animal studies, and the purchase and manufacture of drug product material for future T-20 Phase II clinical trials. Total research personnel were 28 and 43 at June 30, 1997 and 1998, respectively. The Company expects its research and development expenses to increase substantially in the future due to continued expansion of product development activities, including preclinical research and testing, nonclinical animal studies, expanded clinical trials, and the manufacture of drug material.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased from approximately $371,000 for the three months ended June 30, 1997 to approximately $1.2 million for the three months ended June 30, 1998. The increase is due to costs related to additional personnel and consultants to support the Company's growth and additional professional fees required to support the Company's obligations as a publicly traded Company. The Company expects its administrative expenses to increase in the future to support the expansion of its product development activities and to meet the requirements of operating as a public company.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other expenses changed from approximately $12,000 in expense for the three months ended June 30, 1997 to $422,000 in income for the three months ended June 30, 1998. This change was primarily due to increased interest income due to larger cash balances.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1998

REVENUE. Revenue recognized for the nine months ended June 30, 1998 consisted of approximately $175,000 of income from SBIR grants. Revenue recognized for the three months ended June 30, 1997 consisted of approximately $112,000 of income from SBIR grants and $100,000 from an investigative contract which was completed in 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses increased from approximately $2.9 million for the six months ended June 30, 1997 to approximately $7.2 million for the six months ended June 30, 1998. The increase is primarily due to increased costs related to additional personnel and related laboratory research supplies to support these personnel, nonclinical animal studies, and the purchase and manufacture of drug product material for future T-20 Phase II clinical trials. Total research personnel were 28 and 43 at June 30, 1997 and 1998, respectively. The Company expects its research and development expenses to increase substantially in the future due to continued expansion of product development activities, including preclinical testing, nonclinical animal studies and clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased from approximately $786,000 for the six months ended June 30, 1997 to approximately $2.2 million for the six months ended June 30, 1998. The increase is due to costs related to additional personnel and consultants to support the Company's growth and additional professional fees required to support the Company's obligations as a publicly traded Company. The Company expects its administrative expenses to increase in the future to support the expansion of its product development activities and to meet the requirements of operating as a public company.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other expenses changed from approximately $45,000 in expense for the six months ended June 30, 1997 to approximately $1.0 million in income for the six months ended June 30, 1998. This change was primarily due to increased interest income due to larger cash balances.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations primarily through the private placement of equity securities, the issuance of notes to stockholders and equipment lease financing and the Company's initial public offering, which provided approximately $34.5 million after deducting applicable issuance costs and expenses. Net cash used by operating activities was approximately $3.5 million and approximately $8.5 million for the six months ended June 30, 1997 and 1998, respectively. The cash used by operating activities was used primarily to fund research and development and general and administrative expenses. Cash provided by financing activities was approximately $12.4 million for the six months ended June 30, 1997, primarily from the sale of equity securities, compared to a use of approximately $25,000 for the six months ended June 30, 1998.

  As of June 30, 1998, the Company had approximately $28.7 million in cash and cash equivalents and short-term investments, compared to approximately $37.4 million as of December 31, 1997.

  The Company has experienced negative cash flows from operations since its inception and does not anticipate generating sufficient positive cash flows to fund its operations in the foreseeable future. The Company has expended, and expects to continue to expend in the future, substantial funds to pursue its product candidate and compound discovery and development efforts, including expenditures for continued nonclinical animal studies and clinical trials of T-20, research and development and preclinical testing of other product candidates and compounds discovered by the Company and the development of its proprietary technology platform. As of June 30, 1998, the Company had commitments to conduct nonclinical animal studies of approximately $1.0 million. These expenditures may be financed with capital or operating leases, debt or working capital. The Company expects that its existing capital resources and the interest earned thereon will be adequate to fund its capital requirements through 1998. However, the Company's future capital requirements and the adequacy of available funds will depend on many factors, including the results of the clinical trials relating to T-20, the progress and scope of the Company's product development programs, the magnitude of these programs, the results of preclinical testing, nonclinical animal studies and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of the Company's product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the United States Food and Drug Administration (the "FDA"), administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions and other factors, many of which are outside of the Company's control. Thus, there can be no assurance that the Company's existing capital resources, together with the interest earned thereon, will be sufficient to fund the Company's capital requirements during the period discussed above. The Company believes that substantial additional funds will be required to continue to fund its operations and that the Company will be required to obtain additional funds through equity or debt financing or licenses, agreements or other arrangements with collaborative partners and others, or from other sources. The terms of any such equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all, or that such financings will be adequate to meet the Company's future capital requirements. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its preclinical testing, clinical trials and research and development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates or compounds, which could have a material adverse effect on the Company's business, financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   The Company expects to incur substantial losses for the foreseeable future and expects losses to increase as the Company's research and development, preclinical testing, nonclinical animal studies and clinical trial efforts expand. The amount and timing of the Company's operating expenses will depend on several factors, many of which are beyond the Company's control, including the status of the Company's research and development activities, product candidate and compound discovery and development efforts, including preclinical testing, nonclinical animal studies and clinical trials, the timing of regulatory actions, the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights, the ability of the Company to establish, internally or through relationships with third parties, manufacturing, sales, marketing and distribution capabilities, technological and other changes in the competitive landscape, changes in the Company's existing research and development relationships and strategic alliances, evaluation of the commercial viability of potential product candidates and other factors. As a result, the Company believes that period-to-period comparisons of financial results in the future are not necessarily meaningful and results of operations in prior periods should not be relied upon as an indication of future performance. Any deviations in the Company's clinical trial schedule, results from the Company's clinical trials, or the Company's financial results, from the expectations of securities analysts and investors could have a material adverse effect on the market price of the Common Stock.

   The Company's ability to achieve profitability will depend, in part, upon its or its collaborated partners' ability to successfully develop and obtain regulatory approval for T-20 and other product candidates and compounds discovered by the Company, and to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. Achievement of these goals is dependent upon many factors which are beyond the control of the Company, including, but not limited to, results of planned and future clinical trials, changes in the requirements of the FDA, results of preclinical and nonclinical studies, the Company's ability to obtain third-party reimbursement for any products that may be approved by the FDA, the Company's ability to develop, or enter into favorable agreements with third parties to develop, efficient manufacturing and distribution processes for its products, and the development of competitive therapies. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

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

T-20 CLINICAL TRIALS

In August 1997, T-20 completed TRI-001, a multi-dose, dose escalation Phase I/II trial which assessed the safety, plasma pharmacokinetics and antiviral activity of T-20 as a monotherapy over 14 days. No drug-related adverse effects were seen in any of the 16 patients tested. The four patients in the highest dose group experienced a reduction in viral load to below detectable levels (less than 500 copies/ml) during the treatment period.

In July 1998, TRI-003, a Phase II clinical trial that will enroll up to 78 patients at up to 12 sites in the United States was announced. TRI-003 is designed to assess the anitiviral activity, safety and plasma pharmacokinetics of multiple doses of T-20 therapy administered via an infusion device developed by MiniMed, Inc., a product currently approved for insulin infusion by diabetics. At entry all enrolled patients may either be on no other antiretroviral therapy or a stable regimen which will not change during the trial. TRI-003 replaces TRI-002 which was a smaller study announced in June 1998 and was limited to patients who had failed the protease inhibitor indinavir.

The Company is currently considering various other Phase II trials which will evaluate the chronic effect of T-20 used alone and with other antiretroviral drugs. The Company is also considering other Phase II trials which will evaluate T-20's use in other acute indications.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      None

Item 2.     Changes in Securities and Use of Proceeds

      (a)   Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) Use of Proceeds:

            The following information updates and supplements the information regarding use of proceeds originally filed in the Company's Form 10-Q for the quarter ended September 30, 1997, as amended to date, and relates to securities sold by the Company pursuant to the S-1 Registration Statement. Through June 30, 1998, the Company has expended approximately $5,804,000 of the total net proceeds from its initial public offering of $34,532,000 for working capital. The unused proceeds of $28,728,000 are invested in temporary investments, primarily short-term corporate debt securities. All proceeds used or invested were direct or indirect payments to others. This use of proceeds does not represent a material change in the use of proceeds described in the Company's Prospectus filed as a part of the S-1 Registration Statement.

Item 3.     Defaults Upon Senior Securities

      Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

      The following matters were voted upon at the Company's Annual Stockholders' Meeting held on June 17, 1998:

                               FOR           AGAINST     WITHHELD
Election of the following
  Directors:
  Jeffrey M. Lipton        8,902,343              0       3,222

  Brian H. Dovey           8,855,509              0      50,056

Amendment to the Company's
  Amended And Restated
  Stock Incentive Plan     6,064,607      1,523,990     291,481

Appointment of KPMG Peat
   Marwick LLP as
   independent accountants
   for the year ended
   December 31, 1998       8,904,853            312         400

Item 5.     Other Information

      Any stockholder proposal submitted outside the processes of Rule 14a-8 under the Securities and Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Stockholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Company after
 April 4, 1999.

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

                                       Trimeris, Inc.
                                       (Registrant)

August 12, 1998                       /s/  M.ROSS JOHNSON
                                           M. Ross Johnson
                                           President, Chief Executive
                                           Officer, and Chief Scientific
                                           Officer

August 12, 1998                       /s/  MATTHEW A. MEGARO
                                           Matthew A. Megaro
                                           Chief Operating Officer,
                                           Chief Financial Officer,
                                           Executive Vice President and
                                           Secretary (Principal Accounting
                                           and Financial Officer)

                                  EXHIBIT INDEX
Number                      Description


10.1 Master Lease Agreement dated May 28, 1998 between the Company and Finova Technology Finance, Inc.

10.2 Prototype Defined Contribution Plan and Trust for the Trimeris, Inc. Employee 401 (k) Plan

10.3 Adoption Agreement for the Trimeris, Inc. Employee 401 (k) Plan

11.1 Computations of Basic Loss Per Share

27.1 Financial Data Schedule