Form 10-Q
period 1998-09-30
TRIMERIS INC
filed 1998-11-13
CIK 911326

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No




The number of shares outstanding of the registrant's common stock as of November 12, 1998 was 10,593,477.

                                  TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                   For the Nine Months Ended September 30, 1998

                                      INDEX

PART 1.   FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements

          Balance Sheets as of  September 30, 1998 (unaudited) and
          December 31, 1997                                                 1

          Statements of Operations (unaudited) for the Three and
          Nine Months Ended September 30, 1998 and 1997 and Period
          From Inception (January 7, 1993) Through September 30, 1998       2

          Statements of Cash Flows (unaudited) for the Nine Months
          Ended September 30, 1998 and 1997 and Period From Inception
          (January 7, 1993) Through September 30, 1998                      3

          Notes to Financial Statements (unaudited)                         4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         6

PART 2.   OTHER INFORMATION

Item 1.   Legal Proceedings                                                11

Item 2.   Changes in Securities and Use of Proceeds                        11
          -----------------------------------------

Item 3.   Defaults Upon Senior Securities                                  11

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 11
          --------------------------------

Signature Page                                                             12

Exhibit Index                                                              13

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                  TRIMERIS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEETS
                                  (in thousands)

                                                                                December 31,    September 30,
                                                                                  1997               1998
                                                                                  ----               ----
                                                                                                (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                     $ 32,557          $ 21,457
  Short-term investments                                                           4,863             3,402
  Accounts receivable                                                                101                56
  Prepaid expenses                                                                     6               223
                                                                                --------          --------
   Total current assets                                                           37,527            25,138

Property, furniture and equipment, net                                               756             1,665
                                                                                --------          --------
Other assets:
  Exclusive license agreement, net                                                    30                28
  Patent costs, net                                                                  442               531
  Equipment deposits                                                                  86               139
  Other, net                                                                           3                 2
                                                                                --------          --------
   Total other assets                                                                561               700
                                                                                --------          --------
   Total assets                                                                 $ 38,844          $ 27,503
                                                                                ========          ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                              $    722          $    780
  Current installments of capital lease obligations                                  259               400
  Accrued compensation                                                               608               697
  Accrued expenses                                                                 1,205             1,316
                                                                                --------          --------
   Total current liabilities                                                       2,794             3,193
Capital lease obligations, less current installments                                 240               838
                                                                                --------          --------
   Total liabilities                                                               3,034             4,031
                                                                                --------          --------
Commitments and contingencies
Stockholders' equity:
  Series A, B, C, and D preferred stock at $.001 par value
   per share, 62,667 shares authorized, zero
   shares issued and outstanding at December 31,
   1997 and September 30, 1998 (unaudited)                                          --                --
  Common Stock at $.001 par value per share, 80,000 shares authorized, 10,549 and 10,593 shares issued and outstanding at December 31, 1997 and
   September 30, 1998 (unaudited)                                                     11                11
  Additional paid-in capital                                                      67,360            67,549
  Deficit accumulated during the development stage                               (29,393)          (42,370)
  Deferred compensation                                                           (1,950)           (1,500)
  Notes receivable from stockholders                                                (218)             (218)
                                                                                --------          --------
   Net stockholders' equity                                                       35,810            23,472
                                                                                --------          --------
   Total liabilities and stockholders' equity                                   $ 38,844          $ 27,503
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

                                  TRIMERIS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                   (unaudited)




                                                                                     Cumulative
                                                                                   From Inception
                                      Three Months              Nine Months       (January 3, 1993)
                                   Ended September 30,       Ended September 30,    To September 30,
                                   1997       1998        1997           1998           1998
                                   ----       ----        ----           ----           ----

Revenue ....................   $    129    $     95    $    341       $    270         $    860
                               --------    --------    --------       --------         --------

Operating expenses:
  Research and development .      2,655       4,135       5,514         11,368           33,698
  General and administrative        875         994       1,661          3,221           10,677
                               --------    --------    --------       --------         --------

   Total operating
     expenses ..............      3,530       5,129       7,175         14,589           44,375
                               --------    --------    --------       --------         --------

Operating loss .............     (3,401)     (5,034)     (6,834)       (14,319)         (43,515)
                               --------    --------    --------       --------         --------

Other income (expense):
  Interest income ..........         76         395         109          1,433            2,139
  Interest expense .........        (28)        (41)       (106)           (91)            (994)
                               --------    --------    --------       --------         --------
                                     48         354           3          1,342            1,145
                               --------    --------    --------       --------         --------

  Net loss .................   $ (3,353)   $(4,680)    $(6,831)      $(12,977)        $ (42,370)
                               ========    ========    ========       ========         ========

Basic net loss per share$ ..      (0.45)   $ (0.44)    $ (1.06)        $(1.22)
                               ========    =======    ========       ========

Weighted average
  shares used in per share
  computations .............      7,451      10,662       6,422         10,639
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

                                  TRIMERIS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)

                                                                                 Cumulative
                                                                               From Inception
                                                           Nine Months Ended  (January 3, 1993)
                                                            September 30,      To September 30,
                                                            1997       1998         1998
                                                            ----       ----         ----
Cash flows from operating activities:
  Net loss                                               $ (6,831)   $(12,977)   $(42,370)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation                                               434         413       2,602
   Other amortization                                          21          12          49
   Amortization of deferred compensation                      233         450         836
   Provision for equipment held for resale                     31        --            61
   Stock issued for consulting services                      --          --             5
   Stock issued to repay interest on notes to
     stockholders                                            --          --           195
   Debt issued for research and development                  --          --           194
   Loss on disposal of property and equipment                --          --            16
  Changes in operating assets and liabilities:
     Accounts receivable and loans to employees               (28)         45         (56)
     Prepaid expenses                                        (420)       (217)       (223)
     Other assets                                             (12)        (62)       (149)
     Accounts payable                                         245          58         780
     Accrued compensation                                     452          89         697
     Accrued expenses                                        (249)        111       1,226
                                                         --------    --------    --------
      Net cash used by operating activities                (6,124)    (12,078)    (36,137)
                                                         --------    --------    --------
Cash flows from investing activities:
  Purchases of short-term investments                      (5,586)    (13,810)    (18,673)
  Sales of short-term investments                            --        15,271      15,271
  Purchases of property and equipment                        (287)       (257)       (892)
  Equipment held for resale                                  --          --           (61)
  Organization costs                                         --          --            (8)
  Patent costs                                                (66)        (89)       (538)
                                                         --------    --------    --------
      Net cash provided (used) by investing activities     (5,939)      1,115      (4,901)
                                                         ========    ========    ========
Cash flows from financing activities:
  Proceeds from issuance of notes payable                       1        --         6,150
  Lease costs                                                --          --           (13)
  Principal payments under capital lease obligations .       (229)       (326)     (2,153)
  Proceeds from issuance of Common Stock                        9        --            31
  Proceeds from issuance of Preferred Stock                12,777        --        23,896
  Proceeds from initial public offering, net                 --          --        34,532
  Proceeds from exercise of stock options                    --             7          16
  Proceeds from employee stock purchase plan exercise        --           182         182
  Repayment of notes receivable from stockholders              12        --            50
  Stock issuance costs                                       (109)       --          (196)
                                                         --------    --------    --------
      Net cash provided (used) by financing activities     12,461        (137)     62,495
                                                         --------    --------    --------
Net increase (decrease) in cash and cash equivalents .        398     (11,100)     21,457
Cash and cash equivalents, beginning of period                132      32,557        --
                                                         --------    --------    --------
Cash and cash equivalents, end of period                 $    530    $ 21,457    $ 21,457
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

3. STATEMENTS OF CASH FLOWS

  Interest of approximately $106,000 and $91,000 was paid during the nine months ended September 30, 1997 and 1998, respectively. Capital leases of $195,000 and $1,064,000 were incurred for the nine months ended September 30, 1997 and 1998, respectively, for the purchase of new furniture and equipment.

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

5.    STOCK SPLIT

  Effective July 11, 1997, the Company declared a one for eight and one-half reverse stock split for common stockholders. This stock split has been retroactively applied and all periods presented have been restated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Statements in this Form 10-Q that are not historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based largely on the Company's expectations and are subject to a number of known and unknown risks and uncertainties, many of which are beyond the Company's control. Accordingly, the Company's actual prospective results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, in addition to those discussed herein under the heading "Factors That May Affect Future Results" and elsewhere in this Form 10-Q, the following: (i) uncertainties associated with the Company's status as a development stage company with a limited operating history and a history of losses since inception; (ii) risks inherent in the Company's present reliance on a single product candidate; (iii) uncertainties, unanticipated developments or delays related to the Company's technology, clinical trials and clinical trial strategy and the adverse impact such events may have on the Company's existing capital resources; (iv) the ability of the Company to maintain existing or enter into additional collaborative and/or licensing arrangements with third parties to assist in the commercialization, testing, manufacturing and marketing of its product candidates; (v) the Company's ability to obtain adequate additional funding needed to meet the substantial costs associated with the development of existing and new product candidates; (vi) the enactment of new or unanticipated regulatory requirements related to the testing and United States Food and Drug Administration ("FDA") approval of the Company's product candidates and the ability to receive FDA approval for the Company's product candidates; (vii) the possibility of infringement of the Company's intellectual property rights and the Company's ability to protect its product candidates, technology and other proprietary information; (viii) the Company's ability to develop manufacturing, sales, marketing and distribution capabilities; (ix) the Company's dependence on third parties for clinical trials; (x) the Company's ability to obtain third-party reimbursement for any products that may be approved by the FDA; (xi) the Company's ability to recruit and retain key employees; (xii) year 2000 risks; and (xiii) the Company's ability to achieve market acceptance of its product candidates and to effectively compete with other companies currently developing similar product candidates, including companies with substantially greater financial and technical resources. Further information regarding these factors, as well as other factors that could cause actual results to differ materially from those set forth in such forward-looking statements, is discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the 1997 financial statements and notes thereto included in the Company's 1997 Form 10-K, which should be read in conjunction with this Form 10-Q. The Company undertakes no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances arising after the date hereof.

Overview

  Trimeris commenced operations in January 1993, has a limited operating history and is a development stage company. Since its inception, substantially all of the Company's resources have been dedicated to the development, patenting, preclinical testing, nonclinical animal studies, and human clinical trials of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of its proprietary technology platform and research and development and preclinical testing of other potential product candidates and compounds discovered by the Company. The Company has received revenue solely from SBIR grants and an investigative contract and has yet to generate any revenue from product sales or royalties, and there can be no assurance that it will be able to generate any such revenue or royalties in the future.

  Product candidates and compounds discovered by the Company and developed through the Company's product development programs will require significant additional, time-consuming and costly research and development, preclinical testing, nonclinical animal studies, and extensive clinical trials prior to submission of any regulatory application for commercial use. The Company has incurred losses since its inception and, as of September 30, 1998 had an accumulated deficit of approximately $42.4 million. Such losses have resulted principally from expenses incurred in the Company's research and development activities associated with the development, patenting, preclinical testing, nonclinical animal studies, and human clinical trials of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, the development of its proprietary technology platform, research and development and preclinical testing of other potential product candidates and compounds discovered by the Company, and from general and administrative expenses. The Company expects to continue to incur substantial losses for the foreseeable future. There can be no assurance that the Company will ever generate significant revenue or achieve profitable operations.


Results of Operations


 COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

REVENUE. Revenue recognized for the three months ended September 30, 1998 consisted of approximately $95,000 of income from SBIR grants. Revenue recognized for the three months ended September 30, 1997 consisted of approximately $129,000 of income from SBIR grants.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses increased from approximately $2.7 million for the three months ended September 30, 1997 to approximately $4.1 million for the three months ended September 30, 1998. The increase is primarily due to increased costs related to additional personnel and related laboratory research supplies to support these personnel, nonclinical animal studies, the purchase and manufacture of drug product material for future T-20 Phase II clinical trials, and costs related to the Company's current Phase II clinical trial for T-20 ("TRI-003"). Total research personnel were 28 and 49 at September 30, 1997 and 1998, respectively. The Company expects its research and development expenses to increase substantially in the future due to continued expansion of product development activities, including preclinical research and testing, nonclinical animal studies, expanded clinical trials, and the manufacture of drug material.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased from approximately $875,000 for the three months ended September 30, 1997 to approximately $994,000 for the three months ended September 30, 1998. The increase is due to costs related to additional personnel and consultants to support the Company's growth and additional professional fees required to support the Company's obligations as a publicly traded Company. The Company expects its administrative expenses to increase in the future to support the expansion of its product development activities and to meet the requirements of operating as a public company.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income increased from approximately $48,000 for the three months ended September 30, 1997 to approximately $354,000 for the three months ended September 30, 1998. This increase was primarily due to increased interest income due to larger cash balances.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

REVENUE. Revenue recognized for the nine months ended September 30, 1998 consisted of approximately $270,000 of income from SBIR grants. Revenue recognized for the nine months ended September 30, 1997 consisted of approximately $241,000 of income from SBIR grants and $100,000 from an investigative contract.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses increased from approximately $5.5 million for the nine months ended September 30, 1997 to approximately $11.4 million for the nine months ended September 30, 1998. The increase is primarily due to increased costs related to additional personnel and related laboratory research supplies to support these personnel, nonclinical animal studies, the purchase and manufacture of drug product material for future T-20 Phase II clinical trials, and costs related to TRI-003. Total research personnel were 28 and 49 at September 30, 1997 and 1998, respectively. The Company expects its research and development expenses to increase substantially in the future due to continued expansion of product development activities, including preclinical testing, nonclinical animal studies and clinical trials.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased from approximately $1.7 million for the nine months ended September 30, 1997 to approximately $3.2 million for the nine months ended September 30, 1998. The increase is due to costs related to additional personnel and consultants to support the Company's growth and additional professional fees required to support the Company's obligations as a publicly traded Company. The Company expects its administrative expenses to increase in the future to support the expansion of its product development activities and to meet the requirements of operating as a public company.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income increased from approximately $3,000 for the nine months ended September 30, 1997 to approximately $1.3 million for the nine months ended September 30, 1998. This increase was primarily due to increased interest income due to larger cash balances.

Liquidity and Capital Resources

  Since inception, the Company has financed its operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing and the Company's initial public offering, which provided approximately $34.5 million after deducting applicable issuance costs and expenses. Net cash used by operating activities was approximately $6.1 million and approximately $12.1 million for the nine months ended September 30, 1997 and 1998, respectively. The cash used by operating activities was used primarily to fund research and development and general and administrative expenses. Cash provided by financing activities was approximately $12.4 million for the nine months ended September 30, 1997, primarily from the sale of equity securities, compared to a use of approximately $137,000 for the nine months ended September 30, 1998.

  As of September 30, 1998, the Company had approximately $24.9 million in cash and cash equivalents and short-term investments, compared to approximately $37.4 million as of December 31, 1997.

  The Company has experienced negative cash flows from operations since its inception and does not anticipate generating sufficient positive cash flows to fund its operations in the foreseeable future. The Company has expended, and expects to continue to expend in the future, substantial funds to pursue its product candidate and compound discovery and development efforts, including expenditures for continued nonclinical animal studies and clinical trials of T-20, research and development and preclinical testing of other product candidates and compounds discovered by the Company and the development of its proprietary technology platform. As of September 30, 1998, the Company had commitments to conduct nonclinical animal studies of approximately $1.0 million, and commitments to purchase drug material for use in clinical trials of approximately $1.2 million. These expenditures may be financed with capital or operating leases, debt or working capital. The Company expects that its existing capital resources and the interest earned thereon will be adequate to fund its capital requirements through 1998. However, the Company's future capital requirements and the adequacy of available funds will depend on many factors, including the results of the clinical trials relating to T-20, the progress and scope of the Company's product development programs, the magnitude of these programs, the results of preclinical testing, nonclinical animal studies and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of the Company's product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the United States Food and Drug Administration (the "FDA"), administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions and other factors, many of which are outside of the Company's control. Thus, there can be no assurance that the Company's existing capital resources, together with the interest earned thereon, will be sufficient to fund the Company's capital requirements during the period discussed above. The Company believes that substantial additional funds will be required to continue to fund its operations and that the Company will be required to obtain additional funds through equity or debt financing or licenses, agreements or other arrangements with collaborative partners and others, or from other sources. The terms of any such equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit the Company's ability to pursue certain courses of action. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all, or that such financings will be adequate to meet the Company's future capital requirements. If adequate funds are not available, the Company may be required to delay, scale-back or eliminate certain aspects of its preclinical testing, clinical trials and research and development programs or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or product candidates or compounds, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Factors That May Affect Future Results

   The Company expects to incur substantial losses for the foreseeable future and expects losses to increase as the Company's research and development, preclinical testing, nonclinical animal studies and clinical trial efforts expand. The amount and timing of the Company's operating expenses will depend on several factors, many of which are beyond the Company's control, including the status of the Company's research and development activities, product candidate and compound discovery and development efforts, including preclinical testing, nonclinical animal studies and clinical trials, the timing of regulatory actions, the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights, the ability of the Company to establish, internally or through relationships with third parties, manufacturing, sales, marketing and distribution capabilities, technological and other changes in the competitive landscape, changes in the Company's existing research and development relationships and strategic alliances, evaluation of the commercial viability of potential product candidates and other factors. As a result, the Company believes that period-to-period comparisons of financial results in the future are not necessarily meaningful and results of operations in prior periods should not be relied upon as an indication of future performance. Any deviations in the Company's clinical trial schedule, results from the Company's clinical trials, or the Company's financial results, from the expectations of securities analysts and investors could have a material adverse effect on the market price of the Common Stock. In addition, any adverse movements in the stock market in general, technology stocks, or biotechnology stocks could have a material adverse effect on the market price of the Common Stock.

   The Company's ability to achieve profitability will depend, in part, upon its or its collaborative partners' ability to successfully develop and obtain regulatory approval for T-20 and other product candidates and compounds discovered by the Company, and to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. Achievement of these goals is dependent upon many factors which are beyond the control of the Company, including, but not limited to, results of planned and future clinical trials, changes in the requirements of the FDA, results of preclinical and nonclinical studies, the Company's ability to obtain third-party reimbursement for any products that may be approved by the FDA, the Company's ability to develop, or enter into favorable agreements with third parties to develop efficient manufacturing and distribution processes for its products, and the development of competitive therapies. There can be no assurance that the Company will ever generate significant revenues or achieve profitable operations.

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

   In September 1998, TRI-003, a Phase II clinical trial that will enroll up to 78 patients at up to 12 sites in the United States, was initiated. TRI-003 is designed to assess the anitiviral activity, safety and plasma pharmacokinetics of T-20 in six treatment arms. Four distinct doses will be administered by continuous subcutaneous infusion via an infusion device developed by MiniMed Inc. (NASDAQ: MNMD), a product currently approved for insulin infusion by diabetics, and two distinct doses will be administered via intermittent subcutaneous injection. At entry all enrolled patients may either be on no other antiretroviral therapy or a stable regimen which will not change during the trial. Results from TRI-003 are expected to be reported in early 1999.

   The Company is currently considering various other Phase II trials which will evaluate the chronic effect of T-20 when used alone and with other antiretroviral drugs. The Company is also considering other Phase II trials which will evaluate T-20's use in other acute indications. The Company expects that data from TRI-003 and any other Phase II trials conducted should provide a basis for initiating pivotal clinical trials during 1999.

Year 2000 Compliance

   The Company recognizes the importance of ensuring that its computer and business systems will not be adversely affected by Year 2000 issues, which result from the fact that many computer programs use only two digits to identify a year in the date field. The Company is in the process of implementing a plan to target and resolve any Year 2000 issues. The plan includes identifying all critical applications, including vendors and suppliers, assessing their compliance with Year 2000 issues, and developing contingency plans for any non-compliant critical applications. The Company expects to have completed its review and assessment of all critical systems and applications by mid-1999. To date, the Company has not identified any critical applications or vendors that are Year 2000 non-compliant. The Company believes that, based on currently available information, the cost to convert any non-compliant critical applications will not be material and will not have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance that there will not be some unexpected costs incurred or delays encountered during the completion of the Company's Year 2000 plan, and such costs or delays could have an adverse effect on future results of operations.

                            PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      None

Item 2.     Changes in Securities and Use of Proceeds

      (a)   Not applicable.

      (b) Not applicable.

      (c) Not applicable.

      (d) Use of Proceeds:

            The following information updates and supplements the information regarding use of proceeds originally filed in the Company's Form 10-Q for the quarter ended September 30, 1997, as amended to date, and relates to securities sold by the Company pursuant to the S-1 Registration Statement. Through September 30, 1998, the Company has expended approximately $9,673,000 of the total net proceeds from its initial public offering of $34,532,000 for working capital. The unused proceeds of $24,859,000 are invested in temporary investments, primarily short-term corporate debt securities. All proceeds used or invested were direct or indirect payments to others. This use of proceeds does not represent a material change in the use of proceeds described in the Company's Prospectus filed as a part of the S-1 Registration Statement.

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




                                                    Trimeris, Inc.
                                                    (Registrant)



November 12, 1998                            /s/  M.ROSS JOHNSON
                                                M. Ross Johnson
                                                President, Chief Executive
                                                Officer, and Chief Scientific
                                                Officer


November 12, 1998                            /s/  MATTHEW A. MEGARO
-----------------                            ---------------------------
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

                                  EXHIBIT INDEX





Number                      Description


11.1                        Computations of Basic Loss Per Share

27.1                        Financial Data Schedule