Form 10-K
period 1998-12-31
TRIMERIS INC
filed 1999-03-31
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 25, 1999 was approximately $152,692,000 (based on the last sale price of such stock as reported by the NASDAQ National Market System):

The number of shares of the registrant's Common Stock outstanding as of March 25, 1999 was 10,683,355

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

                                 TRIMERIS, INC.

                             FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                Table of Contents


Item Number                                                                Page

PART I.

Item 1.     Business                                                          1

Item 2.     Properties                                                       21

Item 3.     Legal Proceedings                                                21

Item 4.     Submission of  Matters to a Vote of Security Holders             21

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                          22

Item 6.     Selected Financial Data                                          24

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            25

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       29

Item 8.     Financial Statements and Supplementary Data                      29

Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         29

PART III.

Item 10.    Directors and Executive Officers of the Registrant               30

Item 11.    Executive Compensation                                           30

Item 12.    Security Ownership of Certain Beneficial Owners and Management   31

Item 13.    Certain Relationships and Related Transactions                   31

PART IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K 31

Signature Page                                                             II-1


Exhibit Index                                                              II-2

                                     PART I.

Item 1.  BUSINESS

      STATEMENTS IN THIS FORM 10-K THAT ARE NOT HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING TRIMERIS, INC.'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE AND ARE SUBJECT TO A NUMBER OF KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. WHILE WE BELIEVE THESE STATEMENTS ARE ACCURATE, OUR BUSINESS IS DEPENDENT ON MANY FACTORS, SOME OF WHICH ARE DISCUSSED IN THE "RISK FACTORS" AND "BUSINESS" SECTIONS OF THIS FORM 10-K. MANY OF THESE FACTORS ARE BEYOND OUR CONTROL AND ANY OF THESE AND OTHER FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-K. THE RESULTS OF OUR PREVIOUS CLINICAL TRIALS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF FUTURE CLINICAL TRIALS. PLEASE READ THE "RISK FACTOR" SECTION IN THIS 1998 FORM 10-K FOR
FURTHER INFORMATION REGARDING THESE FACTORS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THE STATEMENTS CONTAINED IN THIS REPORT TO REFLECT EVENTS OR CIRCUMSTANCES THAT OCCUR SUBSEQUENT TO THE DATE OF THIS FORM 10-K.


OVERVIEW

   Trimeris, Inc. was incorporated under Delaware law as SL-1 Pharmaceuticals, Inc. on January 7, 1993 and changed its name to Trimeris, Inc. on February 11, 1993. Trimeris is a biopharmaceutical company engaged in the discovery and development of a new class of therapeutic agents, fusion inhibitors, that block viral infection by inhibiting viral fusion with host cells. We are a development stage company. We completed our initial public offering in October 1997, raising approximately $34.5 million. Prior to that time, we financed operations primarily through the private placement of equity securities, the issuance of notes to stockholders and equipment lease financing. Since our inception, substantially all of our resources have been dedicated to the development, patenting, preclinical testing and clinical trials of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, and research and development and preclinical testing of other potential product candidates and compounds. We have incurred losses since inception and, as of December 31, 1998, had an accumulated deficit of approximately $48.4 million. We have received revenue solely from Small Business Innovation Research ("SBIR") grants and an investigative contract and have not generated any revenue from product sales or royalties, and we may never be able to generate any significant revenues, or be profitable.



OVERVIEW OF VIRAL FUSION

    We have developed a proprietary technology platform in the field of fusion inhibition, which is being applied to the discovery and development of novel products for the treatment of a variety of viral diseases. Viral fusion is a complex process by which viruses attach to and penetrate host cells. Our lead product candidate, T-20, inhibits fusion of Human Immunodeficiency Virus-1 ("HIV") with host cells. T-20 is currently in Phase II clinical trials in the United States. The results of Phase II clinical trials completed to date indicate that administration of T-20 via continuous subcutaneous infusion or twice daily subcutaneous injection for up to twenty-eight days is safe and well tolerated. Furthermore, a dose-related reduction of viral load was observed in HIV infected subjects with extensive prior antiretroviral exposure and high viral loads, reducing HIV in the blood by greater than 90% in the higher dose groups without significant side effects. T-20 and our other product candidates are designed to inhibit viral entry into the cell, unlike other currently approved therapeutic agents that target replicating viruses inside already infected cells.

TRIMERIS TECHNOLOGY

      Our academic founders, Dr. Dani Bolognesi and Dr. Thomas Matthews, both of the Duke University Center for AIDS Research, discovered a novel method to block HIV infection by inhibiting viral fusion with host cells. This discovery was licensed to Trimeris and led to the development of our proprietary technology platform. We are using our proprietary technology platform to support our discovery and development programs. Unlike therapeutic agents targeting viral replication processes inside host cells, our product candidates prevent one of the first steps in the infection process that occurs outside of the host cell. Our goal is to use our expertise in the field of fusion inhibition to discover, develop and market novel peptides or small molecules to inhibit viral fusion for the treatment of a variety of diseases.

      T-20, the lead product candidate, inhibits HIV infection. T-20 is a patented 36 amino acid synthetic peptide that binds to a key peptide domain of the HIV gp41 protein and blocks HIV viral fusion by interfering with the interactions between peptide domains within viral proteins that are required for HIV entry into a host cell.

      Through our study of the HIV fusion process, we have developed a proprietary technology platform which identifies target sequences within certain viral proteins that have the potential to interact during the fusion process. Once identified, these target sequences form the basis for designing highly selective and potent peptide inhibitors of viral fusion. We have identified, and filed patent applications disclosing, numerous discrete peptide sequences which include potential fusion targets in other viruses such as Respiratory Syncytial Virus ("RSV"), Human Parainfluenza Virus ("HPIV"), hepatitis B and C, influenza and herpes.

BUSINESS STRATEGY

      Trimeris' goal is to become the leader in the development and commercialization of a new class of drugs, fusion inhibitors. To achieve this objective, the principal elements of our strategy are to:

VALIDATE FUSION INHIBITION THERAPY BY OBTAINING REGULATORY APPROVAL FOR T-20. T-20 has been shown in Phase II clinical testing to be safe and well-tolerated and to result in a dose-related reduction of viral load in HIV infected subjects with extensive prior antiretroviral exposure and high viral loads over a twenty-eight day treatment period. T-20 has received fast track designation from the United States Food and Drug Administration ("FDA") for the treatment of HIV infected individuals. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease, and this designation is intended to expedite the review of these drugs. We believe that regulatory approval of T-20, if obtained, will provide important evidence to support the validity of viral fusion inhibition therapy.

LEVERAGE ANTI-FUSION EXPERTISE TO DEVELOP OTHER ANTIVIRAL THERAPIES. We believe that our proprietary technology platform is applicable to many other viral targets that may be susceptible to fusion inhibition. For example, we have designed peptides for treatment of RSV infection, and second generation peptides for treatment of HIV. We also have research and discovery programs to identify compounds to inhibit fusion of other viruses, including HPIV, influenza, hepatitis B and C, and Epstein-Barr Virus ("EBV").

TAILOR COMMERCIALIZATION CAPABILITIES TO SPECIFIC PRODUCT MARKETS. We intend to evaluate the appropriate commercialization strategy for each of our product candidates, depending on the size and nature of the market.

PROGRAMS AND PRODUCT CANDIDATES UNDER DEVELOPMENT

    The following table describes the various stages of development of our programs and product candidates:

       INDICATION          PRODUCT CANDIDATE             DEVELOPMENT STATUS(1)
       ----------          -----------------             --------------------
       HIV                 T-20                          Phase II
       HIV                 Second generation peptides    Preclinical
       RSV                 Peptides                      Research
       RSV                 Small molecules               Research
       HPIV                T-205                         Research
       HPIV                Small molecules               Research
       HIV                 Small molecules               Research
       Influenza Virus     Small molecules               Discovery
       Hepatitis B Virus   Small molecules               Discovery
       Hepatitis C Virus   Small molecules               Discovery
       Epstein-Barr Virus  Small molecules               Discovery


(1) "Phase II " indicates that the product candidate has been tested in a Phase II clinical trial for safety and preliminary indications of biological activity in a limited patient population. "Preclinical" indicates that we are testing a product candidate in animal models. "Research" indicates we are pursuing the discovery of prototype compounds and evaluating prototype compounds in IN VITRO testing. "Discovery" indicates that we are developing assay systems to screen chemical libraries of small molecules.

T-20 CLINICAL DEVELOPMENT PROGRAM

      T-20 is a proprietary compound which has demonstrated significant inhibition of HIV in clinical trials. T-20 is currently in Phase II clinical trials. T-20 inhibits HIV viral fusion with host cells and thus operates by a completely different mechanism of action than any other currently-approved HIV antiviral drug. HIV targets primarily the human immune cells known as CD4+ T-cells and macrophages. HIV-infected cells ultimately lose their immune function, leading to eventual degeneration of the immune system, which results in opportunistic infections, neurological dysfunctions, neoplasms and death.

      PHASE I/II - TRI-001

      In August 1997, we concluded a Phase I/II clinical trial in which an intravenous formulation of T-20 was administered to HIV-infected patients. The clinical trial consisted of four groups of four patients, with each group receiving a different dose of T-20. Patients received doses of T-20 at either 3 mg, 10 mg, 30 mg or 100 mg by bolus intravenous infusion every 12 hours for 14 consecutive days. No drug-related adverse events were recorded and no dose-limiting toxicities were observed for any patient during the treatment period. Furthermore, a dose-dependent decrease in HIV viral load and a dose-dependent increase in CD4+ T-cell count were observed. All four patients who received the 100 mg dose experienced a decrease in HIV viral load to below detectable levels (less than 400 copies/mL) during the treatment period.

      PHASE II - TRI-002

      In July 1998, we began a single site Phase II trial. T-20 was given for ten days as a monotherapy via continuous subcutaneous infusion at a dose of 50mg per day, and then a triple combination regimen of nevirapine, nelfinavir and saquinavir was added to T-20. One patient is currently enrolled in this trial and has been in the trial for over six months. Prior to participation in this trial, this patient had failed four antiretrovirals, had a baseline viral load of approximately 481,000 copies/mL and a baseline CD4+ cell count of 260. After five months on therapy, the patient has sustained a greater than 99% decrease in viral load, and a 380 cell increase in CD4+ cells, with no evidence of systemic toxicities associated with T-20 therapy. There has been no detectable increase in anti-T-20 antibodies during the treatment period.

      PHASE II - TRI-003

      In January 1999, we concluded a Phase II clinical trial ("TRI-003") in which T-20 was given for twenty-eight days to 78 HIV infected adults with extensive prior antiretroviral exposure and high viral loads. Four distinct doses were administered by continuous subcutaneous infusion and two doses were administered via twice-daily subcutaneous injection. T-20 was either added to a stable antiretroviral regimen or administered as monotherapy. The average number of anti-HIV medications that the patients in this trial had previously failed was nine, including an average of 3 protease inhibitors. The average baseline viral load of the study population was approximately 100,000 copies/mL.

      The average maximum reduction in HIV viral load ranged from 50% to 97.5% across the treatment groups. Preliminary analysis indicates that patients with baseline viral loads less than 100,000 copies/mL may have achieved more substantial viral load reductions of longer durability than patients with viral loads greater than 100,000 copies/mL.

      Mild to moderate local skin irritation at the site of infusion or injection was observed in most patients. However, only two patients discontinued T-20 due to side effects during this trial. No treatment related serious Grade 3 or 4 systemic toxicities were observed.

      Preliminary pharmacokinetic analyses indicate that both continuous subcutaneous infusion and twice-daily subcutaneous injection resulted in consistent plasma concentrations of T-20, with little peak-to-trough variation throughout the dosing period. As a result, we expect T-20 to be administered in future trials via twice-daily subcutaneous injection.

      The previous results from our clinical trials may not support future clinical trials or be predictive of results that will be obtained in pivotal clinical trials.

      FUTURE T-20 CLINICAL DEVELOPMENT

      During 1999 we expect to initiate several additional Phase II trials. Based on the results of TRI-003, T-20 is expected to be administered via twice-daily subcutaneous injection in these trials. We have initiated a Phase II trial to continue T-20 therapy for patients who participated in TRI-001 and TRI-003. The primary purpose of this trial is to collect long-term safety data. Patients in this trial will add T-20 to their individualized combination of antiretrovirals.

      Based on the results of TRI-003, a Phase II trial is planned for 1999 that should more accurately define the long-term safety and durability of T-20 when used in combination with other antiretroviral drugs. A pediatric clinical trial is also planned for 1999 to assess the safety, pharmacokinetics and preliminary antiviral activity in children.

      Based on the results of these Phase II trials, we intend to begin a pivotal trial in a larger population of HIV-infected patients who are either resistant to, or intolerant of, currently approved antiviral therapies (reverse transcriptase and protease inhibitors) in late 1999. Historically, pivotal trials of this type involving HIV antivirals have included approximately 300-400 patients and have taken approximately 18-24 months to complete.

      T-20 has received fast track designation from the FDA for the treatment of HIV infected individuals. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease, and this designation is intended to expedite the review of these drugs. Throughout the T-20 clinical trial process, we intend to work with the FDA to design and implement a clinical trial strategy involving the administration of T-20 to HIV-infected patients in combination with approved HIV antiviral agents. However, T-20 may never be approved by the FDA for marketing on an accelerated basis, or at all. The anticipated timing of our T-20 clinical trials may be delayed or cancelled for a number of reasons, including the receipt of unanticipated T-20 clinical trial results, additional non-clinical studies required by the FDA, changes in the focus of Trimeris or its collaborators, financial requirements and resources, manufacturing issues, technological developments and competitive factors. Therefore, T-20 clinical trials may not commence on their target dates, or at all. Delays in these clinical trials could have a material adverse effect on our business, financial condition and results of operations.

      HIV MARKET AND EXISTING THERAPIES

      HIV infection causes Acquired Immunodeficiency Syndrome ("AIDS"). The World Health Organization estimates that, as of the end of 1998, approximately 890,000 people were infected with HIV in the North America, and approximately 500,000 people were infected in Western Europe. Globally, the World Health Organization estimates that the AIDS epidemic has infected over 33 million people worldwide. There are currently 13 approved antitretrovirals for treating HIV infection that target reverse transcriptase and protease, two enzymes required for HIV to replicate in cells. Worldwide sales from these HIV antiretrovirals were approximately $3 billion in 1997.

      T-20 COMMERCIALIZATION STRATEGY

      We do not currently have sales, marketing or distribution capabilities. We are evaluating strategies for the sale, marketing and distribution of T-20, including developing internal capabilities and/or entering into collaborative arrangements. We believe that it may be possible to develop internal sales, marketing and distribution capability for T-20, since the market for HIV therapeutics is comprised of a concentrated group of physicians in medical practices that treat HIV patients. We will continue to explore alternative opportunities to market T-20, either internally or in conjunction with appropriate marketing partners.

      MANUFACTURING

      The manufacture of peptides requires significant expertise and capital investment. As a result, we have elected to work with third-party contract manufacturers to supply quantities of T-20 to be used in currently planned clinical trials. We expect to rely on third-party manufacturers throughout the clinical and initial commercialization phases of T-20 development. Our dependence on third parties for the manufacture of products and product candidates could adversely affect our profit margins and our ability to commercialize T-20. We have developed a novel manufacturing process for T-20 which could be more cost-effective than previously available methods of production. However, the process may be more costly than previously available processes, or the process may not be capable of producing commercial quantities of T-20. Currently available peptide manufacturing processes are expensive which could limit our ability to commercialize T-20. If we are unable to develop a more cost-effective and scalable process, we may not be able to commercialize T-20 on a profitable basis, if at all.


PRECLINICAL DEVELOPMENT PROGRAMS

      We are using our proprietary technology platform to discover and develop fusion inhibitors for other viral diseases where there are substantial unmet medical needs.

      SECOND-GENERATION HIV FUSION INHIBITORS

      We have designed proprietary second-generation peptide HIV fusion inhibitors which bind to regions of the HIV fusion protein target that are different from the region bound by T-20. In preclinical testing, these second-generation compounds have been shown to be highly effective against a wide range of HIV strains IN VITRO, including strains resistant to T-20. We believe that these second-generation compounds could provide a range of future options for the continuing treatment of HIV infection.

      RSV

      We have identified lead peptides that treat RSV infection, which is a significant cause of pediatric bronchiolitis and pneumonia. These peptides show potent, specific and selective inhibition of RSV infection IN VITRO. RSV affects the elderly and immune compromised individuals and is also thought to be a co-factor in otitis media. Each year in the United States, 11 out of 100 children younger than one year of age are infected with RSV, more than 90,000 infants are hospitalized with RSV infections, and over 4,500 deaths are attributed to RSV.


      ANTI-RSV SMALL MOLECULES

      We have identified small-molecule inhibitors of RSV infection which are also active against RSV in preclinical animal model testing. We have developed proprietary molecular screens which will enable us to search for additional small molecule fusion inhibitors that are active against RSV.

RESEARCH AND DISCOVERY PROGRAMS

      We are using our proprietary technology platform and expertise in viral fusion to discover and develop lead compounds and product candidates to treat a variety of diseases caused by other viruses.

      ANTI-HPIV COMPOUNDS

      We have developed a series of proprietary peptides which inhibit HPIV IN VITRO. T-205, our lead anti-HPIV peptide, was derived from a coiled-coil domain of the HPIV fusion protein. T-205 shows specific, selective and potent inhibition of HPIV infection IN VITRO. HPIV is a cause of respiratory disease in young infants. There are no drugs currently approved for the treatment of HPIV. We are conducting a research program to evaluate T-205 and other peptide candidates for possible advancement to preclinical development.

      ANTI-HIV SMALL MOLECULES

      We have developed advanced solution based screens to search for small molecule inhibitors of HIV. These screens will be used to search for small molecule fusion inhibitors that are active against HIV.

      INFLUENZA VIRUS

      We have initiated an early-stage discovery program to create a high-throughput screening assay to identify potential small-molecule inhibitors of influenza viral fusion. We have established a collaboration with Dr. Judith White at the University of Virginia to assist in the discovery and development of fusion inhibitors for influenza virus.

      HEPATITIS B AND C VIRUS

      We have early-stage discovery programs to create high-throughput screening assays that can identify potential small-molecule inhibitors of the hepatitis B and C viruses. Additionally, in collaboration with Dr. Timothy Block of the Thomas Jefferson Medical School, we plan to synthesize and test peptides derived from identified regions of the hepatitis B virus. We have been awarded a Phase I SBIR grant from the Department of Health and Human Services to fund this program.

      EPSTEIN-BARR VIRUS

      We initiated an early-stage discovery program in EBV through a collaboration with Dr. Joseph Pagano of the University of North Carolina at Chapel Hill. EBV causes infectious mononucleosis and has been linked to a variety of cancers. Dr. Pagano is working with us to develop a strategy for inhibiting a key protein required for EBV replication. We have identified interactive peptide domains within this molecular target and have synthesized peptide inhibitors that are active IN VITRO.

MANUFACTURING

      The manufacture of peptides requires significant expertise and capital investment. We have no experience in manufacturing pharmaceuticals, no commercial manufacturing capacity and limited experience in manufacturing process development. As a result, we have elected to work with third-party contract manufacturers to supply quantities of T-20 to be used in currently planned clinical trials. We expect to rely on third-party manufacturers throughout the clinical and initial commercialization phases of T-20 development. Our dependence on third parties for the manufacture of products and product candidates could adversely affect our profit margins and our ability to commercialize T-20.

      We, along with our third-party manufacturers, have manufactured sufficient quantities of T-20 using solid-phase sequential peptide synthesis and fragment peptide synthesis to complete preclinical testing and the Phase II clinical trial. We have developed a novel manufacturing process for T-20 which could be more cost-effective than previously available methods of production. T-20 was manufactured using this process during 1998. However, this process may be more costly than previously available methods, or the process may not be capable of producing commercial quantities of T-20 under the FDA's current good manufacturing practices requirements ("GMP"). Currently available peptide manufacturing processes are expensive, which could limit our ability to commercialize T-20. If we are unable to develop a more cost-effective and scalable process, we may not be able to commercialize T-20 on a profitable basis, if at all.

      Commercial production of T-20 will require raw materials in amounts substantially greater than those being used in the current manufacturing campaigns. We may not be able to obtain these materials in sufficient quantities or on a cost-effective basis to support the commercial manufacture of T-20.

LICENSING AND COLLABORATIVE AGREEMENTS

      We have an ongoing program of business development which may lead to the establishment of collaborative and licensing arrangements with collaborative partners, licensees and third parties. The purpose of these arrangements would be to seek regulatory approval of and to develop, manufacture and commercialize certain of our existing and potential product candidates and compounds. These collaborations could provide us with funding, research and development resources, access to libraries of diverse compounds and clinical development, manufacturing, sales, marketing and distribution capabilities. Our success could depend, in part, upon the subsequent success of such third parties in performing preclinical testing and clinical trials, obtaining the requisite regulatory approvals, scaling up manufacturing, successfully commercializing the licensed product candidates or compounds and otherwise performing their obligations. We may not be able to maintain our existing arrangements or enter into acceptable collaborative and license arrangements in the future on acceptable terms, if at all. Such arrangements may not be successful, potential collaborators may not perform their obligations under the arrangements, or they may compete with us by seeking alternative means of developing therapeutics for the diseases targeted by our products. Our current and future arrangements may never lead to the development of product candidates or compounds with commercial potential, we may not be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology developed in connection with these arrangements, and we may not be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure. We currently have a license for existing and some future technologies in the field of antiviral therapeutics developed by several researchers at Duke University (the "Duke License"), and in the future may require additional licenses from Duke or other parties, to effectively develop potential product candidates and compounds.

      In April 1997, we entered into an agreement with MiniMed,Inc. (the "MiniMed Agreement"), under which we will collaborate with MiniMed in the development and delivery of therapies for the treatment of certain diseases by using the continuous infusion delivery pump developed by MiniMed with our antiviral product candidates and compounds. The first collaborative project was the continuous delivery of T-20 in TRI-003. While MiniMed's continuous infusion pump has been approved for the continuous, subcutaneous infusion of other therapies, it may not be approved for the delivery of T-20. Under the MiniMed Agreement, a joint management committee will determine an implementation strategy for each collaborative project. The MiniMed Agreement contains certain exclusivity and noncompetition provisions, subject to our right, under certain circumstances, to terminate such obligations with respect to T-20 in exchange for making certain royalty payments to MiniMed.

      We have obtained from Duke University, under the Duke License, an exclusive, worldwide, royalty-free license to all discoveries and inventions in the field of antiviral therapeutics emanating from the laboratories of Drs. Dani Bolognesi, Thomas J. Matthews, Michael Greenberg and Kent Weinhold of the Duke University Center for AIDS Research for the period from February 3, 1993 until February 2, 2000. Our rights to each of these discoveries and inventions expire upon the expiration of the life of the particular patent. We have received multiple discoveries and inventions under the Duke License, some of which have been patented. None of the technologies licensed us from Duke University is the subject of a separate license agreement. Our rights to these technologies are licensed under the Duke License. We believe we will be able to successfully negotiate an extension or renewal of the Duke License, but we may not be able to. If the Duke License were to terminate early, or we are unable to renew the Duke License on acceptable terms, it could have a material adverse effect on our business, financial condition and results of operations.

      In September 1997, we obtained from The New York Blood Center ("NYBC") an exclusive, worldwide, royalty-bearing license under certain United States and foreign patents and patent applications relating to HIV peptides.

SALES, MARKETING AND DISTRIBUTION

      We have no experience in sales, marketing or distribution of pharmaceuticals and currently have no personnel employed in any such capacities. We may develop such capability in certain areas. In other areas, however, we may rely on marketing partners or other arrangements with third parties which have established distribution systems and direct sales forces for the sales, marketing and distribution of such products and compounds. In the event that we are unable to reach agreement with one or more marketing partners to market these other products and compounds, we may be required to develop internal sales, marketing and distribution capabilities for such products and compounds. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all. If we are unable to do this, it would have a material adverse effect on our business, financial condition and results of operations.

      If we establish sales, marketing or distribution arrangements with other parties, they may have significant control over important aspects of the commercialization of our products and compounds including market identification, marketing methods, pricing, composition of sales force and promotional activities. We may not be able to control the amount and timing of resources that any other third party may devote to our products or compounds or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with our products and compounds.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

      Our success will depend, in part, on our ability, and the ability of our collaborators or licensors, to obtain protection for our products and technologies under United States and foreign patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties.

      As of December 31, 1998, we owned or had licensed from Duke under the Duke license four issued United States patents, twenty-seven pending United States patent applications, and certain corresponding foreign patents and patent applications. In September 1997, we obtained from the New York Blood Center an exclusive, worldwide, royalty-bearing license under certain United States and foreign patents and patent applications relating to HIV peptides.

      We also rely on trade secrets, know-how and other proprietary information, which we seek to protect, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. These agreements may not provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized disclosure. Employees of the Company, consultants, advisors, or others, could disclose such trade secrets or proprietary information to competitors, which would be detrimental to Trimeris.

COMPETITION

      We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and rapidly changing. If successfully developed and approved, our products will compete with numerous existing therapies. For example, at least 13 drugs are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that we are targeting, and some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

      We believe that there is a significant future market for therapeutics that treat HIV and other viral diseases, however, we anticipate that we will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. Existing products or new products for the treatment of HIV developed by our competitors, including those in the following list, may be more effective or more effectively marketed than any products eventually marketed by us.

Glaxo Wellcome plc,                 Merck & Co.
E. I. Du Pont De Nemours & Co.      Agouron Pharmaceuticals, Inc.
Abbott Laboratories, Inc.

      Competitive products or the development by others of a cure or new treatment methods may make our technologies and products and compounds obsolete, noncompetitive or uneconomical prior to the recovery of development or commercialization expenses. Many of our competitors have significantly greater financial, technical and human resources than us and may be better equipped to develop, manufacture, sell, market and distribute products. In addition, many of these companies have extensive experience in preclinical testing and clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceutical products. Many of these competitors also have products that have been approved or are in late-stage development and operate large, well-funded research and development programs. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

      New developments in our areas of research and development are expected to continue at a rapid pace in both industry and academia. If our product candidates and compounds are successfully developed and approved, we will face competition based on the safety and effectiveness of the products and compounds, the timing and scope of regulatory approvals, availability of manufacturing, sales, marketing and distribution capabilities, reimbursement coverage, price and patent position. Our competitors may develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than we can. Our competitors may succeed in commercializing products more rapidly or effectively than we do, which could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

      Human pharmaceutical products are subject to lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. The regulatory approval process, which includes the establishment of the safety and effectiveness of each product candidate and compound for each target indication and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, typically takes a number of years, varying based upon the type, complexity and novelty of the pharmaceutical product. This process is expensive and gives larger companies with greater financial resources a competitive advantage over us. We have never submitted a product candidate or compound for approval by the FDA or any other regulatory authority for commercialization, and our product candidates or compounds may never be approved for commercialization or obtain the desired labeling claims.

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

      In the United States, preclinical testing includes both IN VITRO and IN VIVO laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in preclinical testing must comply with FDA regulations regarding good laboratory practices. Preclinical testing results are submitted to the FDA as part of the IND and, unless there is objection by the FDA, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may never result in the commencement of human clinical trials.

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

      Our product candidates or compounds under development may never receive commercialization approval in any country on a timely basis, or at all, even after substantial time and expenditures. If we are unable to demonstrate the safety and effectiveness of our product candidates and compounds to the satisfaction of the FDA or foreign regulatory authorities, we will be unable to commercialize our product candidates and compounds; and our business, financial condition and results of operations would be materially and adversely affected. Even if regulatory approval of a product candidate or compound is obtained, the approval may limit the indicated uses for which the product candidate or compound may be marketed.

      Both we and our existing and potential future collaborative partners are also subject to various federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our product development programs. Compliance with such laws, regulations and requirements may be costly and time-consuming and the failure to maintain such compliance by us or our existing and future collaborative partners could have a material adverse effect on our business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT AND HEALTH CARE REFORM MEASURES

      In the United States and elsewhere, sales of prescription pharmaceuticals are dependent, in part, on the availability of reimbursement to the consumer from third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems and they may mandate predetermined discounts from list prices. If we succeed in bringing one or more products or compounds to the market, these products or compounds may not be considered cost-effective and reimbursement to the consumer may not be sufficient to allow us to sell its products or compounds on a competitive basis. Because of the high cost of the treatment of AIDS or HIV using combination therapy, many state legislatures are reassessing reimbursement policies for such therapy. In addition, an increasing emphasis on managed care in the United States to reduce the overall costs of health care has increased, and will continue to increase the pressure on pharmaceutical pricing. We cannot predict whether legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business, but the announcement and/or adoption of such proposals or efforts could have a material adverse effect on our business, financial condition and results of operations.

HUMAN RESOURCES

      As of December 31, 1998, we had 56 full-time employees, including a technical scientific staff of 41. None of our employees are covered by collective bargaining arrangements, and management considers relations with its employees to be good.

SCIENTIFIC ADVISORY BOARD

      We have assembled a Scientific Advisory Board (the "SAB") comprised of individuals (the "Scientific Advisors") who are leaders in the fields of viral disease research and treatment.

      Members of the SAB review our research, development and operating activities and are available for consultation with management and staff relating to their respective areas of expertise. The SAB holds regular meetings. Several of the individual Scientific Advisors have separate consulting relationships with us and meet more frequently, on an individual basis, with management and staff to discuss our ongoing research and development projects. Certain of the Scientific Advisors own our common stock and/or hold options to purchase our common stock. The Scientific Advisors are expected to devote only a small portion of their time to our business.

      The Scientific Advisors are all employed by other entities. Each Scientific Advisor has entered into a letter agreement with us that contains confidentiality and non-disclosure provisions that prohibit the disclosure of confidential information to anyone else. Such letter agreements also provide that all inventions, discoveries or other intellectual property that come to the attention of or are discovered by the Scientific Advisor while performing services under this letter agreement will be assigned to us. The current members of the SAB are as follows:


ROBERT C. GALLO, M.D. Professor and Director, Institute of Human Virology -- University of Maryland Biotechnology Institute.

ERIC HUNTER, PH.D. Professor of Microbiology, Director, Center for AIDS Research -- The University of Alabama at Birmingham.

THOMAS J. MATTHEWS, PH.D. Associate Professor of Experimental Surgery -- Duke University.

JOSEPH S. PAGANO, M.D. Professor of Medicine and Microbiology and Immunology, Director of The Lineberger Comprehensive Cancer Center -- The University of North Carolina at Chapel Hill.

JEROME J. SCHENTAG, PHARM.D. Professor of Pharmacy and Pharmaceutics, Director, The Clinical Pharmacokinetics Laboratory, Millard Fillmore Hospital, Director, Center for Clinical Pharmacy Research -- The State University of New York at Buffalo School of Pharmacy.

JUDITH M. WHITE, PH.D. Professor of Cell Biology and Microbiology -- University of Virginia.

RICHARD J. WHITLEY, M.D. Loeb Eminent Scholar Chair in Pediatrics, Professor of Pediatrics, Microbiology and Medicine -- The University of Alabama at Birmingham.


RISK FACTORS

      This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Form 10-K.

      WE ARE A EARLY STAGE COMPANY WITH A HISTORY OF LOSSES AND AN UNCERTAIN FUTURE.

      We formed our company and began operations in January 1993. There are many business risks associated with a biopharmaceutical company such as ours in the early stage of development. For example, we may not be able to obtain sufficient financial, personnel and other resources to continue to develop our product candidates. We also may not be successful in discovering or developing any product candidates or compounds that ultimately achieve regulatory approval or have commercial viability.

      None of our product candidates have been approved by any regulatory authorities, and we will have to invest significant additional time and funds in research and development and extensive clinical trials before we can submit our product candidates for regulatory approval. We do not expect any of our product candidates to be available commercially before 2001 at the earliest. We cannot assure you that any of our product candidates or compounds will ever be commercially available.

      We have incurred losses since our beginning. As of December 31, 1998, our accumulated deficit was approximately $48.4 million. Since inception we have spent our funds on our product development efforts, primarily the development of T-20.

      We expect that we will incur substantial losses for the foreseeable future. We also expect our losses to increase as we expand our research and development, preclinical testing and clinical trial efforts.

        Our operating expenses are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

      o     the status of our research and development activities,
      o the progress of our product candidates through preclinical testing and clinical trials,
      o     the timing of regulatory actions,
      o our ability to establish manufacturing, sales, marketing and distribution capabilities, either internally or through relationships with third parties,
      o     technological and other changes in the competitive landscape,
      o changes in our existing or future research and development relationships and strategic alliances, and
      o     the commercial viability of our product candidates.

     As a result, we believe that comparing financial results for one period against another period are not necessarily meaningful, and you should not rely on our results of operations in prior periods as a predictor of our future performance. Also, if our results of operations for a period deviate from the levels expected by securities analysts and investors, this could have a material adverse effect on the market price of our stock.

      We have not yet generated any revenues from product sales or royalties. We cannot assure you that we will ever be able to generate any such revenues or royalties or that we will ever be profitable.

      THE SUCCESS OF OUR BUSINESS DEPENDS ON THE SUCCESS OF T-20.

      T-20 is our lead product candidate and our only candidate that has been tested in humans. Our success will depend, to a great degree, on the success of T-20. In particular, we must be able to:

      o     establish the safety and effectiveness of T-20 in humans,

      o     obtain regulatory approvals so that we can commercialize T-20,

      o establish relationships for the commercial-scale production of T-20 at an acceptable cost and with the appropriate quality, and

      o successfully market T-20 and achieve market acceptance of T-20 by the medical community, including health care providers and third-party payors.

      If we or our collaborative partners fail to successfully develop and commercialize T-20, this failure will have a material adverse effect on our business, financial condition and results of operations.

      WE WILL NEED TO RAISE FUNDS IN THE NEAR FUTURE.

      Based on our current plan, we anticipate that our existing capital resources, together with the interest earned thereon, will not be adequate to fund our capital requirements through 1999, and we will need additional financing. In the event this financing is not obtained, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, in order to provide sufficient liquidity through the first quarter of 2000.

      We may raise these additional funds through equity or debt financings. If we raise funds by selling equity, our stockholders may be diluted. Any debt financings may contain terms that restrict our ability to pursue certain courses of action. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to certain of our technologies or product candidates or compounds. If this occurs, it could have a material adverse effect on our business, financial condition and results of operations.

      We cannot assure you that we will be able to obtain adequate funds in the future or that we will be able to obtain the funds on acceptable terms. If adequate funds are not available, we will be required to delay, scale-back or eliminate certain aspects of our preclinical testing, clinical trials and research and development programs.

      HUMAN CLINICAL TRIAL RESULTS AND CLINICAL TRIAL STRATEGY ARE UNCERTAIN AND WE ARE DEPENDENT ON THIRD PARTIES FOR PERFORMANCE OF OUR CLINICAL TRIALS.

      In order to obtain the regulatory approvals that we need to sell commercially any of our product candidates or compounds, we must demonstrate that each product candidate or compound is safe and effective for use in humans for each target indication. We attempt to demonstrate this through preclinical testing and clinical trials for each product candidate or compound. This is a very complex and lengthy process. To date, we have conducted initial preclinical testing of certain of our product candidates and a Phase I/II clinical trial of T-20 that enrolled 16 patients. We have recently completed TRI-003, a T-20 Phase II clinical trial involving 78 patients for which we just announced preliminary results. We expect that the complete data from TRI-003 plus data from additional Phase II trials will form the basis for a pivotal clinical trial of T-20 to begin in late 1999.

      Because we have enrolled a relatively small number of patients, we cannot assure you that the results of these early clinical trials will support further clinical trials of T-20. We may not be able to demonstrate that potential product candidates or compounds that appeared promising in preclinical testing and early clinical trials are safe or effective in advanced clinical trials that involve larger numbers of patients. We also cannot assure you that the results of the clinical trials we have conducted and still intend to conduct will support our applications for regulatory approval. Regulatory authorities may require us to conduct additional clinical trials either before or after we obtain the approval.


      We may redesign or delay our preclinical testing and clinical trials, for some or all of the following reasons:

      o We may receive unanticipated, adverse or ambiguous results from our preclinical testing or clinical trials.
      o We may discover undesirable side effects which delay or extend the trials.
      o We may be unable to locate, recruit and qualify a sufficient number of patients for our trials.
      o We may not be able to manufacture sufficient quantities of the particular product candidate or any other components needed for our preclinical testing or clinical trials.
      o     We may encounter regulatory delays or other regulatory actions.
      o We or our collaborators may change the focus of our development efforts.
      o Our competitors may disclose clinical trial results that force us to reevaluate our own clinical trials.

      We have engaged, and intend to continue to engage, third-party contract research organizations to perform certain functions for us related to the development of our product candidates and compounds. We intend to design our clinical trials but to have these contract research organizations actually conduct the clinical trials. We will therefore be relying on these contract research organizations to perform many important aspects of our clinical trials. The failure by the contract research organizations to perform our clinical trials satisfactorily or their breach of their obligations to us could delay or prevent the commercialization of any of our product candidates or compounds. If this occurred, it would have a material adverse effect on our business, financial condition and results of operations.

      Accordingly, we cannot assure you that our preclinical testing or clinical trials will begin or be completed on the dates we estimate for them. Any delays in our testing and trials could delay regulatory approval for or commercialization of our product candidates. These delays could increase our operating expenses, cause us to need additional capital, divert management's time and attention, or create adverse market perception about us and our product candidates. If any of these things happened, it could have a material adverse effect on our business, financial condition and results of operations.

      OUR BUSINESS IS BASED ON NOVEL TECHNOLOGY.

      Our product development programs are based on novel technology. Our technology platform is designed to discover product candidates and compounds which treat viral infection by inhibiting viral fusion, or attacking the virus before it enters the cell. We are not aware of any other approved antiviral pharmaceutical products which target the inhibition of viral fusion. Accordingly, developing products that use this novel mechanism of action is highly risky and uncertain, and we could encounter unanticipated developments, clinical or regulatory delays, unexpected adverse side effects or inadequate therapeutic effectiveness, any of which could slow or suspend our product development efforts. If any of these unanticipated results occurred, it could have a material adverse effect on our business, financial condition and results of operations.

      We cannot assure you that we will be able to use our novel technology platform to discover and successfully develop any commercially viable products. We also cannot assure you that we will be able to complete our research or product development efforts for any particular product candidate or compound, or that any of the product candidates or compounds we develop will prove to be safe and effective. We may not be able to obtain the required regulatory approvals for those products. Our development programs are subject to the risks inherent in the development of new products using new technologies and approaches. We may encounter unforeseen problems with these technologies or applications and technological challenges in our research and development programs that we are not able to resolve.

      WE HAVE NO EXPERIENCE MANUFACTURING PHARMACEUTICAL PRODUCTS.

      The manufacture of peptides requires significant expertise and capital investment. We have no experience in manufacturing pharmaceuticals, no commercial manufacturing capacity and limited experience in manufacturing process development. As a result, we have elected to work with third-party contract manufacturers to supply quantities of T-20 to be used in currently planned clinical trials. We expect to rely on third-party manufacturers throughout the clinical and initial commercialization phases of T-20 development. Our dependence on third parties for the manufacture of products and product candidates could adversely affect our profit margins and our ability to commercialize T-20.

      Trimeris and its third-party manufacturers have manufactured sufficient quantities of T-20 using solid-phase sequential peptide synthesis and fragment peptide synthesis to complete preclinical testing and the Phase II clinical trial. We are currently attempting to develop a novel manufacturing process for T-20 which could be more cost-effective than currently available methods of production. T-20 was manufactured using this process during 1998. This process may be more costly than current methods or the process may not be capable of producing commercial quantities of T-20 under the FDA's current good manufacturing practices requirements ("GMP"). Currently available peptide manufacturing processes are expensive, which could limit our ability to commercialize T-20 on a profitable basis, if at all.

      Commercial production of T-20 will require raw materials in amounts substantially greater than those being used in the current manufacturing campaigns. We may not be able to obtain these materials in sufficient quantities or on a cost-effective basis to support the commercial manufacture of T-20.

      WE HAVE NO SALES, MARKETING OR DISTRIBUTION CAPABILITIES.

      We have no experience in sales, marketing or distribution of pharmaceuticals and currently have no personnel employed in any such capacities. We may develop such capability in certain areas. We may rely on marketing partners or other arrangements with third parties which have established distribution systems and direct sales forces for the sales, marketing, and distribution of products and compounds. In the event that we are unable to reach agreement with one or more marketing partners we may be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all. If we are unable to do this, it would have a material adverse effect on our business, financial condition and results of operations.

      If we establish sales, marketing or distribution arrangements with other parties, they may have significant control over important aspects of the commercialization of our products and compounds including market identification, marketing methods, pricing, composition of sales force and promotional activities. We may not be able to control the amount or timing of resources that any other third party may devote to our products or compounds.

      OUR STOCK PRICE IS VOLATILE.

      Our stock price has fluctuated substantially since our initial public offering was completed in October 1997. The market price of our common stock, like that of the securities of many other biotechnology and pharmaceutical companies, is likely to be highly volatile.

      In addition, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, in the past, class action lawsuits have often been instituted against biotechnology and pharmaceutical companies following periods of volatility in the market price of such companies' stock. If litigation were instituted against us on this basis, it could result in substantial costs and would divert management's attention and resources. This would have a material adverse effect on our business, financial condition and results of operations.

      In addition, if any of the risks described elsewhere in these "Risk Factors" becomes a reality, it could have a dramatic and adverse impact on the market price of our common stock.

      WE MAY DEPEND ON COLLABORATIONS AND LICENSES WITH OTHERS.

      We have entered into license and other agreements and may enter into additional agreements with partners or collaborators to assist us in:

      o seeking regulatory approval for our product candidates and compounds, and
      o developing, manufacturing and commercializing some of our product candidates and compounds.

      Accordingly, our success will depend, in part, upon our partners' success in performing preclinical testing and clinical trials, obtaining the requisite regulatory approvals, scaling up manufacturing, successfully commercializing the product candidates or compounds we license to them and otherwise performing their obligations.

      Our reliance on partners and collaborators exposes us to a number of risks, including the following:

      o We may not be able to maintain our existing arrangements or enter into arrangements in the future on terms that are acceptable to us.
      o     These collaborative arrangements may not be successful.
      o Our partners may not perform their obligations under our agreements with them.
      o Our potential collaborators may compete with us by seeking alternative means of developing therapeutics for the diseases we have targeted.
      o Our collaborative arrangements may not lead to the development of product candidates or compounds that have any commercial potential.
      o We may not be able to obtain proprietary rights, or licenses for the proprietary rights, for any technology or product candidates or compounds developed through these arrangements.
      o We may not be able to protect the confidentiality or prevent the disclosure of any proprietary rights and information developed in our collaborative arrangements.

      We currently have an exclusive, worldwide license from Duke University which gives us rights to existing and some future technologies in the field of antiviral therapeutics developed by several researchers at Duke University. The license is for the life of each patent filed in connection with these technologies. Unless the Duke License is renewed, we will not be entitled to any additional technologies developed after 2000 or after any earlier termination of the license agreement. If we fail to develop the technologies licensed to us, the agreement may be terminated early. If the agreement is terminated early or if we are unable to renew the agreement on terms that are acceptable to us, our business, financial condition and results of operations could be adversely affected.

      In the future we may find that we need additional licenses from these or other parties to effectively develop potential product candidates and compounds. We cannot assure you that we will be able to maintain our existing license agreements or that we can obtain additional licenses on acceptable terms. We also cannot assure you that the patents underlying such licenses, if any, will be valid and enforceable, or that the proprietary nature of the patented technology underlying these licenses will remain proprietary.


      THERE IS UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM MEASURES WHICH COULD LIMIT THE AMOUNT WE CHARGE FOR OUR PRODUCTS.

      In the United States and elsewhere, sales of prescription drugs are dependent, in part, on the consumer's ability to be reimbursed for the cost of the drugs by third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. We cannot assure you that will be reimbursed any products we may commercialize at a level that will allow us or our potential collaborative partners to sell our products or compounds on a competitive basis.

      Economic, political and regulatory influences, including the efforts of governments and third-party payors to contain or reduce the cost of health care through various means, will continue to affect the business and financial condition of pharmaceutical companies. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. Because of the high cost of the treatment of AIDS or HIV using combination therapy, many state legislatures are reassessing reimbursement policies for such therapy. In addition, an increasing emphasis on managed care in the United States to reduce the overall costs of health care has and will continue to increase the pressure on pharmaceutical pricing. We cannot predict whether legislative or regulatory proposals will be adopted or the effect that those proposals or managed care efforts may have, but there is a risk that the announcement and/or adoption of these types of proposals or efforts could have a material adverse effect on our business, financial condition and results of operations.


      THERE IS UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS.

      Our success will depend, in part, on our or our collaborators' ability to obtain protection for our products and technologies under United States and foreign patent laws. Our success will also depend on our ability to preserve our trade secrets and to operate without infringing the proprietary rights of any third parties.

      Because it takes so long and costs so much to develop new products and bring them to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. We have obtained rights to certain patents and patent applications and may, in the future, seek rights from third parties to additional patents and patent applications. Legal standards relating to the scope of claims and the validity of patents in the biopharmaceutical industry are uncertain and still evolving. Consequently, we cannot assure you whether or how much protection will be afforded to any of our patents or patents that we license. There is also the risk that third parties may successfully challenge our patents in court. Furthermore, it is possible that our activities may be found to infringe patents owned by others.

      Defending and prosecuting patent matters can be expensive and time-consuming and, regardless of whether we are successful in these matters, a substantial amount of our financial, management and other resources will be required. If we are not successful, we could incur significant liability to third parties. We may also have to attempt to acquire licenses from third parties or we may be required to cease any related research and development activities and product sales. We cannot assure you that in that case we would be able to obtain the licenses we need or that we could negotiate the licenses on terms acceptable to us.

      Another risk we face in this area is that the laws of certain countries may not protect our proprietary rights to the same extent as United States law.

      We also rely in our business on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, we cannot assure you that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. There is also the risk that our employees, consultants, advisors or others will not maintain the confidentiality of such trade secrets or proprietary information, or that this information may become known in some other way or be independently developed by our competitors.

      WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION; OUR PRODUCTS MAY NOT RECEIVE REGULATORY APPROVAL.

      Human pharmaceutical products must undergo lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. To have a product candidate approved, we must establish that the product candidate is safe and effective for each target indication. The FDA must confirm that we and our clinical testing and manufacturing partners maintained good laboratory, clinical and manufacturing practices. The regulatory approval process typically takes a number of years, varying based upon the type, complexity and novelty of the pharmaceutical product. Because of the considerable time and expense required, this process gives larger companies with greater financial resources a competitive advantage over us.

      To date, none of our product candidates or compounds has been submitted for approval by the FDA or any other regulatory authority for commercialization and we cannot assure you that any of our products will ever by approved. T-20 has received fast track designation from the FDA for the treatment of HIV infected individuals. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease, and this designation is intended to expedite the review of these drugs. However, this fast track designation does not mean that T-20 will be approved for commercialization by the FDA in the future.

      Our estimates of future regulatory submission dates may also prove to be inaccurate. Our regulatory submissions can be delayed or we may cancel plans to submit proposed products for a number of reasons, including:

      o     unanticipated preclinical testing or clinical trial reports,
      o     changes in regulations, or the adoption of new regulations,
      o     unanticipated enforcement of existing regulations,
      o     unexpected technological developments, and
      o     developments by our competitors.

      Consequently, we cannot assure you that our anticipated submissions will be made on their target dates, or at all. If there are substantial delays in these submissions, it could have a material adverse effect on our business, financial condition and results of operations.

      A number of federal, state and local laws regulate safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents. We must comply with these laws. We use some of these hazardous substances in our product development programs. It is expensive and time-consuming to comply with these laws. If we fail to comply, it could have a material adverse effect on our business, financial condition and results of operations.

      WE FACE INTENSE COMPETITION.

      We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and rapidly changing. We expect that new developments in the areas in which we are conducting our research and development will continue at a rapid pace in both industry and academia.

      If we successfully develop our product candidates and gain approval for those products, they will compete with numerous existing therapies. For example, at least 13 drugs are currently approved for the treatment of HIV. In addition, a number of companies are developing novel drugs that target the same diseases that we are targeting. Some companies, including several multinational pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies.

      We also believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. We expect to face intense and increasing competition in the future as these new products enter the market and advanced technologies become available. Even if we are able to successfully develop T-20 and it receives regulatory approval, we cannot assure you that existing or new products for the treatment of HIV developed by our competitors who have substantially more resources than us, including Glaxo Wellcome plc, Merck & Co., Inc., Agouron Pharmaceuticals Inc., E.I. Dupont De Nemours & Co. and Abbott Laboratories, Inc., will not be more effective, or more effectively marketed and sold, than T-20 or any other therapeutic for HIV that we may develop.

      Our competition will not only come from these larger companies, however. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the value of their inventions and are more actively seeking to commercialize the technology they have developed.

      Several factors will help determine whether we will be able to compete successfully in our market, including the following:

      o     the safety and effectiveness of our products and compounds
      o the speed with which we can gain regulatory approval for our products and the scope of those approvals
      o our ability to manufacture, sell, market and distribute our products, or to find someone else to handle these functions for us in a timely and cost efficient manner
      o     the availability of reimbursement coverage for our products
      o     whether we are able to offer our products at a competitive price
      o the strength of our patents and the speed with which we can obtain patents on our products and technologies

      We cannot assure you that our competitors will not surpass us in some or all of these areas. If this happens, it could have a material adverse effect on our business, financial condition and results of operations.

      WE USE HAZARDOUS MATERIALS.

      We use hazardous materials, chemicals, viruses and various radioactive compounds, including Class IV type hazardous materials, in our product development programs. We believe that our handling and disposing of such materials comply with the standards prescribed by state and federal regulations, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were such an accident or injury, we could be held liable for any damages or penalized with fines. The amount of any such liability and fines could exceed our resources. Additionally, if we develop internal manufacturing capability, we may incur substantial additional costs to comply with environmental regulations.

      WE ARE EXPOSED TO PRODUCT LIABILITY RISKS.

      Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. We cannot assure you that product liability claims will not be asserted against us. In addition, the use in our clinical trials of pharmaceutical products that our potential collaborators may develop and the subsequent sale of such products by us or our potential collaborators may cause us to bear a portion of product liability risks. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

      We do not currently have any product liability insurance relating to clinical trials or any products or compounds we may develop. We cannot assure you that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our collaborators or licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

      WE CANNOT BE CERTAIN OF OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

      We depend on members of our management and scientific staffs for our success. The future recruitment and retention of qualified scientific personnel to perform research and development work is also critical to our success. We cannot be certain that we will attract and retain qualified personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on scientific advisors and other consultants to assist us in formulating our research and development strategy. These consultants are employed by other parties and may have commitments to, or advisory or consulting agreements with, other entities, which may limit their availability to us.


      WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS.

      Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders.

      WE DO NOT PLAN TO PAY DIVIDENDS.

      We have not paid cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

      WE MAY BE ADVERSELY AFFECTED BY YEAR 2000.

      We recognize the importance of ensuring that our computer and business systems will not be adversely affected by Year 2000 issues. The Year 2000 problem results from the fact that many computer programs use only two digits to identify a year in the date field. We have adopted a Year 2000 compliance plan and formed a team assigned to the task of identifying and resolving any Year 2000 issues that may affect our business. The plan includes identifying all critical applications, including vendors and suppliers, assessing their compliance with Year 2000 issues, and developing contingency plans for any non-compliant critical applications.

      We expect to have completed our review and assessment of all critical systems and applications by mid-1999. To date, we have not identified any critical applications or vendors that are Year 2000 non-compliant. Our most significant Year 2000 risk is that the systems of other parties on which we rely, specifically our key suppliers, will not be compliant on a timely basis. We believe that, based on currently available information, the cost to convert any non-compliant critical applications will not be material and will not have a material adverse effect on our results of operations or financial condition. However, we may encounter some unexpected costs or encounter delays during the completion of our Year 2000 plan. Such costs or delays could have an adverse effect on our future results of operations.

ITEM 2. PROPERTIES

      We currently lease approximately 21,000 square feet of laboratory and office space at 4727 University Drive, Suite 100, Durham, North Carolina. We lease this space under a sublease agreement that expires on September 30, 1999. We are currently negotiating the extension of this lease and a lease on additional office space. We believe that there will be suitable facilities available should additional space be needed.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any material legal proceedings as of the date of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock has traded on the NASDAQ National Market System under the NASDAQ symbol "TRMS" since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the future. As of March 26, 1999 we believe we had approximately 188 shareholders of record, and believe we had approximately 600 beneficial shareholders. The following table sets forth the high and low bid prices for our Common Stock for 1997 and 1998. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                        YEAR ENDED DECEMBER 31,

                                          1997            1998
                                     HIGH     LOW     HIGH    LOW
                                    ------- -------- ------- ------

   1st Quarter....................     *        *     $13.88  $7.00
   2nd Quarter....................     *        *      $9.88  $5.38
   3rd Quarter....................     *        *      $7.19  $3.88
   4th Quarter....................   $16.88  $11.88   $11.25  $3.50


*  Our Common Stock began trading on October 7, 1997.

      For the 1st Quarter of 1999 through March 29, 1999, the high bid was $27.69 and the low bid was $11.13.


USE OF PROCEEDS:

      The effective date of our Registration Statement on Form S-1, registering 2,875,000 shares of Common Stock of the Company, was October 6, 1997. A subsequent registration statement on Form S-1, SEC File No. 333-37319, filed pursuant to Rule 462(b) promulgated under the Securities Act and registering 287,500 additional shares of Common Stock, was filed and became effective on October 7, 1997.

      The date of the commencement of the offering of such registered shares was October 7, 1997, and the offering terminated on November 12, 1997, upon the closing of the underwriters' exercise of their over-allotment option with respect to 412,500 of the registered shares. The managing underwriters in the offering were UBS Securities LLC and NationsBanc Montgomery Securities, Inc.

      Information concerning the registered shares as of the date of this report is set forth below:


                     TITLE OF SECURITY:                          COMMON STOCK

Amount Registered:.........................................          3,162,500
Aggregate Price of the Offering Amount  Registered:........     $   37,950,000
Amount Sold:...............................................          3,162,500
Aggregate Offering Price of Amount Sold:...................     $   37,950,000

Actual expenses incurred to date by the Company in connection with the issuance and distribution of the registered shares are as follows:

Underwriting Discounts and Commissions:......................    $    2,656,500
Finders' Fee:................................................                --
Expenses Paid To or For Underwriters:........................                --
Other Expenses:..............................................           761,500
                                                                 --------------
Total:.......................................................    $    3,418,000
                                                                 ==============

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

A reasonable estimate of the amount of the net offering proceeds used by the Company from the effective date of the Registration Statement on Form S-1 to the date of this report for each of the purposes listed below is as follows:

Construction of Plant, Building and Facilities:................    $         -
Purchase and Installation of  Machinery and  Equipment.........    $         -
Purchase of Real Estate:.......................................    $         -
Acquisition of Other  Businesses:..............................    $         -
Repayment of Indebtedness:.....................................    $         -
Working Capital:...............................................    $14,356,000
Temporary Investments:.........................................    $         -
Short Term:....................................................    $20,176,000
Long Term:.....................................................    $         -
Other (specify):...............................................    $         -
Other Purposes for which at least 5% of  the Total Proceeds
   (or $100,000, whichever is less) Has Been Used..............    $         -


    All of the above-referenced payments were direct or indirect payments to others and not payments to directors, officers, affiliates or 10% stockholders of the Company. The use of proceeds listed above does not represent a material change in the use of proceeds described in the Company's Prospectus filed as a part of the Registration Statement on Form S-1.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

      The selected financial data below is taken from the audited Financial Statements of the Company which are included elsewhere in this Form 10-K, or from audited Financial Statements not included in this Form 10-K. Please read the Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" while reading this selected financial data.


                                                                                            CUMULATIVE
                                                                                                FROM
                                                                                             INCEPTION
                                                                                             (JANUARY 7,
                                                   FOR THE YEARS ENDED DECEMBER 31,            1993) TO
                                ----------------------------------------------------------   DECEMBER 31,
                                  1994          1995       1996        1997          1998        1998
                                ---------    --------   -------    ----------    ---------   ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                         C>

STATEMENTS OF OPERATIONS
DATA:
Revenue                         $      -     $   104   $     55     $    431     $    363       $    953
                               ---------    --------   --------    ---------    ---------      ---------
Operating expense:
Research and development           2,747       4,012      5,146        9,734       16,421         38,751
 expenses........
General and administrative           947       1,520      1,761        2,596        4,572         12,028
 expenses........              ---------    --------   --------    ---------    ---------      ---------
Total operating expenses....       3,694       5,532      6,907       12,330       20,993         50,779
                               ---------    --------   --------    ---------    ---------      ---------
Operating loss.....               (3,694)     (5,428)    (6,852)     (11,899)     (20,630)       (49,826)
                               ---------    --------   --------    ---------    ---------      ---------
Interest income....                    8          49         47          584        1,755          2,461
Interest expense...                 (258)       (360)      (167)        (113)        (127)        (1,030)
                               ---------    --------   --------    ---------    ---------      ---------
Total other income expense)         (250)       (311)      (120)         471        1,628          1,431
                               ---------    --------   --------    ---------    ---------      ---------
Net loss...........             $ (3,944)   $ (5,739)  $ (6,972)    $(11,428)    $(19,002)      $(48,395)
                               =========    ========   ========    =========    =========      =========
Basic net loss per share (1)                           $  (1.48)    $  (1.55)    $  (1.78)
                                                       ========    =========     ========
Weighted average shares used
 in computing basic net                                   4,705        7,395       10,647
 loss per share (1).                                   =========   =========    =========


(1)Computed on the basis described in Note 1 to Financial Statements.


                                                  AS OF DECEMBER 31,
                               ----------------------------------------------------------
                                1994        1995         1996        1997         1998
                               -------    ---------    ---------   ---------    ---------
                                                    (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and cash equivalents..    $  277     $  1,343     $   132     $ 32,557     $ 16,920

Working capital (deficiency)   (4,067)         322      (1,305)      34,733       16,562
Total assets...............     1,873        3,058        1,684      38,844       22,872
Long-term notes payable and
capital                           751          703          575         240          853
  lease obligations, less
current portion............
Accumulated deficit........    (5,254)    (10,994)     (17,965)     (29,393)     (48,395)
Total stockholders' equity     (3,236)       1,324        (409)      35,810       18,016
(deficit)..................



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      THIS DISCUSSION OF OUR FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS AND NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS IN THIS SECTION AND OTHER SECTIONS ARE FORWARD-LOOKING. WHILE WE BELIEVE THESE STATEMENTS ARE ACCURATE, OUR BUSINESS IS DEPENDENT ON MANY FACTORS, SOME OF WHICH ARE DISCUSSED IN THE "RISK FACTORS" AND "BUSINESS" SECTIONS OF THIS FORM 10-K. MANY OF THESE FACTORS ARE BEYOND OUR CONTROL AND ANY OF THESE AND OTHER FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-K. THE RESULTS OF OUR PREVIOUS CLINICAL TRIALS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF FUTURE CLINICAL TRIALS. PLEASE READ THE "RISK FACTORS" SECTION IN THIS FORM 10-K. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THE STATEMENTS CONTAINED IN THIS REPORT TO REFLECT EVENTS OR CIRCUMSTANCES THAT OCCUR SUBSEQUENT TO THE DATE OF THIS FORM 10-K.

OVERVIEW

      Trimeris commenced operations in January 1993, has a limited operating history and is a development stage company. Since our inception, substantially all of our resources have been dedicated to the development, patenting, preclinical testing and clinical trials of T-20, the development of a manufacturing process for T-20, production of drug material for future clinical trials, and research and development and preclinical testing of other potential product candidates and compounds. We have lost money since inception and, as of December 31, 1998, had an accumulated deficit of approximately $48.4 million. We have only received revenue from SBIR grants and an investigative contract and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

      Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses for the foreseeable future and expect losses to increase as our research and development, preclinical testing, drug production, and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including the status of our research and development activities, product candidate and compound discovery and development efforts, including preclinical testing and clinical trials, the timing of regulatory actions, the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights, our ability to establish, internally or through relationships with third parties, manufacturing, sales, marketing and distribution capabilities, technological and other changes in the competitive landscape, changes in our existing research and development relationships and strategic alliances, evaluation of the commercial viability of potential product candidates and other factors, many of which are outside of our control. As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied upon as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, upon our own or our collaborative partners' ability to successfully develop and obtain regulatory approval for T-20 and other product candidates and compounds, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

      REVENUE. Total revenue was approximately $55,000, $431,000 and $363,000 for 1996, 1997 and 1998, respectively. Revenue for 1996 and 1998 resulted from SBIR grants. During 1997, approximately $331,000 was received under SBIR grants, and $100,000 was received under an investigative contract.

      RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses increased from approximately $5.1 million in 1996 to approximately $9.7 million in 1997 and increased to approximately $16.4 million in 1998. The increases are primarily due to initiation of clinical trials for T-20, and increased costs related to additional personnel to support these trials. During 1996, we began a Phase I/II clinical trial for T-20 and incurred costs associated with these clinical trials which continued into 1997. To supply the clinical trials during 1997, we purchased drug material from third party manufacturers, and created an in-house group dedicated to the development of an improved manufacturing process. We began a Phase II clinical trial for T-20 during 1998, increased the number of personnel in our clinical support group, and continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials. Total research personnel were 25, 29 and 41 at December 31, 1996, 1997 and 1998, respectively. We expect research and development expenses to increase substantially in the future due to continued preclinical research and testing of product candidates, expanded clinical trials for T-20 and other product candidates, the manufacture of drug material for these trials, and increased number of personnel to support these activities.

      GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses increased from approximately $1.8 million in 1996 to approximately $2.6 million in 1997, and increased to approximately $4.6 million in 1998. These increases are primarily due to increased costs related to additional personnel to support our product development activities, professional fees incurred in the patent application process and costs to support our obligations as a publicly traded company. We expect administrative expenses to increase in the future to support the expansion of product development activities.

      OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other expense was approximately $120,000 in 1996, primarily consisting of interest expense on capital leases. Total other income was approximately $471,000 in 1997 and approximately $1.6 million in 1998. This resulted from a significant increase in interest income due to investment of proceeds received in our initial public offering completed in October 1997.



LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, and an initial public offering in October 1997. Net cash used by operating activities was approximately $5.8 million, approximately $9.0 million and approximately $16.8 million in 1996, 1997 and 1998, respectively. The cash used by operating activities was used primarily to fund research and development of T-20 and other product candidates. Cash provided by financing activities was approximately $4.8 million and $46.5 million in 1996 and 1997, respectively. The cash provided by financing activities was primarily from the sale of equity securities and notes to stockholders.

      As of December 31, 1998, we had approximately $20.2 million in cash and cash equivalents and short-term investments, compared to approximately $37.4 million as of December 31, 1997. The decrease was a result of the use of approximately $16.8 million by operations.

      We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We have expended, and expect to continue to expend in the future, substantial funds to pursue our product candidate and compound discovery and development efforts, including expenditures for continued clinical trials of T-20, research and development and preclinical testing of other product candidates and compounds, manufacture of drug material, and the development of our proprietary technology platform. As of December 31, 1998, we had commitments of approximately $4 million to purchase product candidate materials and fund various clinical studies, and expect to expend approximately $1 million in capital expenditures during 1999. These expenditures may be financed with capital or operating leases, debt or working capital.

      Based on our current plan, we expect that existing capital resources, together with the interest earned thereon, will not be adequate to fund our capital requirements through 1999. We believe that substantial additional funds will be required to continue to fund operations and that we will be required to obtain additional funds through equity or debt financing and/or licenses, agreements or other arrangements with collaborative partners and others, and/or from other sources during 1999. The terms of any such equity financings may be dilutive to stockholders and the terms of any debt financings may contain restrictive covenants which limit our ability to pursue certain courses of action. There can be no assurance that such funds will be available to us on acceptable terms, if at all, or that such financings will be adequate to meet our future capital requirements. If adequate funds are not available, we will be required to delay, scale-back or eliminate certain aspects of our preclinical testing, clinical trials and research and development programs in order to provide sufficient liquidity through the first quarter of 2000, or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidates or compounds, which could have a material adverse effect on our business, financial condition and results of operations, and the price of our common stock.

      Our future capital requirements and the adequacy of available funds will depend on many factors, including the results of clinical trials relating to T-20, the progress and scope of our product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of our product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the FDA, administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions and other factors, many of which are outside of our control.

NET OPERATING LOSS CARRYFORWARDS

      As of December 31, 1998, we had a net operating loss carryforward of approximately $45.6 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 6 of Notes to Financial Statements.

ACCOUNTING AND OTHER MATTERS

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement of Operations included in the financial statements includes all elements of comprehensive income.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. We currently operate in one segment in one geographic area, and have no customers.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". We currently have no pension plan or postretirement benefits, therefore this statement has no effect on our financial statements.

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

YEAR 2000 COMPLIANCE

      STATE OF READINESS

      We have adopted a Year 2000 compliance plan and formed a team assigned to the task of identifying and resolving any Year 2000 issues that may affect our business. Our compliance plan has four phases: inventory, assessment, remediation and testing. We have completed an inventory of all of our computer systems, computer related equipment and equipment with embedded processors. We are currently in the process of assessing those systems. We have completed this assessment with respect to approximately 80% of our systems and expect to complete our assessment of the remaining systems by April 1999. Although we cannot control whether and how third parties will address the Year 2000 issue, we also are in the process of contacting critical vendors and suppliers to assess their ability to ensure smooth delivery of products without disruptions caused by Year 2000 problems. In the course of our assessment, we have not yet identified any Year 2000 issues that would affect our ability to do business; however, our assessment is not complete, and there can be no assurance that there are no Year 2000 issues that may affect us. Once we complete the assessment phase, we will prioritize and implement necessary repairs or replacements to equipment and software to achieve Year 2000 compliance. We expect to complete this phase by mid-1999. The final phase will consist of a testing program for all repairs. We anticipate that all testing will be completed by October 1999.

      COSTS

      We have not prepared estimates of costs to remediate Year 2000 problems; however, based on currently available information, including the results of our assessment to date and our replacement schedule for equipment, we do not believe that the costs associated with Year 2000 compliance will have a material adverse effect on our business, results of operations or financial condition.

      YEAR 2000 RISKS

      Although we believe that our Year 2000 compliance plan is adequate to address Year 2000 concerns, we may experience negative consequences as a result of undetected defects or the non-compliance of third parties with whom we interact. Furthermore, there may be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed, such as unexpected costs of correcting equipment that has not yet been fully evaluated. If realized, these risks could result in an adverse effect on our business, results of operations and financial condition.

      We believe that our greatest risk stems from the potential non-compliance of our suppliers. We depend on a limited number of suppliers for certain materials, components, services, including electrical service, and equipment necessary to operate our research effort and our clinical trials. Accordingly, if those suppliers are unable to process or fill our orders, provide us with services, or otherwise interact with us because of Year 2000 problems, we could experience material adverse effects to our business. We are in the process of assessing the Year 2000 status of our suppliers and are investigating alternative sources of supply.

      CONTINGENCIES

      We have not yet developed a contingency plan to address what would happen in the event we are unable to address the Year 2000 issue. The contingency plan is expected to be completed after the inquiry of vendors and customers is completed.


ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Our exposure to market risk is primarily in our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. We have an investment policy that sets minimum credit quality standards for our investments. The policy also limits the amount of money we can invest in any one issue, issuer or type of instrument. We have not experienced any material loss in our investment portfolio.

      The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 1998. All of our investments mature in eighteen months or less.

                                         Carrying             Average
                                          Amount              Interest
                                        (thousands)            Rate

Cash equivalents - fixed rate             $ 16,661               5.60 %
Short-term investments - fixed rate          3,256               6.45 %
Overnight cash investments - fixed rate        427               4.43 %
                                        -----------          ----------
Total investment securities               $ 20,344               5.71 %
                                          ========           ==========


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 is included in Item 14 of this Form
10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Company's independent auditors, KPMG LLP.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 as to directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following documents are filed as part of this report:

                                                                     Page Number

(a)1. Financial Statements

      Independent Auditors' Report........................................F-1
      Balance Sheets as of  December 31, 1997 and 1998....................F-2
      Statements of Operations for the Years Ended December 31,
        1996, 1997 and 1998 and for the period from Inception
        to December 31, 1998............................................. F-3
      Statements of Stockholders' Equity (Deficit) for the period from Inception to December 31, 1995, and for the Years Ended
        December 31,1996, 1997 and 1998...................................F-4
      Statements of Cash Flows for the Years Ended December 31,
        1996, 1997 and 1998 and for the period from Inception
        to December 31, 1998..............................................F-5
      Notes to Financial Statements.......................................F-6


(a)2. Financial Statement Schedules

      All financial statement schedules required under Regulation S-X are omitted as the required information is not applicable.


(a)3. Exhibits

      The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and are incorporated by reference.


(b)   Reports on Form 8-K

      None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Trimeris, Inc.:

We have audited the accompanying balance sheets of Trimeris, Inc. (A Development Stage Company) (the "Company") as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998 and for the cumulative period from the date of inception to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, and for the cumulative period from the date of inception to December 31, 1998, in conformity with generally accepted accounting principles.

February 4, 1999                                                       KPMG LLP

Raleigh, North Carolina

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                   AS OF DECEMBER 31,
                                                            --------------------------------
                                                                 1997              1998
                                                            --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents...........................        $   32,557      $     16,920
  Short-term investments .............................             4,863             3,256
  Accounts receivable.................................               101                68
  Prepaid expenses....................................                 6               321
                                                            --------------    --------------
  Total current assets................................            37,527            20,565
                                                            --------------    --------------
Property, furniture and equipment, net of accumulated
   depreciation of $2,169 and $2,775 at December 31, 1997            756             1,598
   and 1998, respectively.............................      --------------    --------------

Other assets:
   Exclusive license agreement, net of accumulated
     amortization of $11 and $14 at December 31, 1997
     and 1998,  respectively..........................                30                27
   Patent costs,  net of accumulated  amortization of
     $6 and $13 at December 31, 1997 and 1998, respectively          442               534
       Equipment deposits.............................                86               147
   Other assets, net of accumulated  amortization of
     $18 and $20 at December 31, 1997 and 1998,
     respectively.......................................               3                 1
                                                            --------------    --------------
          Total other assets............................             561               709
                                                            --------------    --------------
          Total assets..................................     $    38,844     $      22,872
                                                            ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable....................................      $      722     $       1,176
    Current installments of obligations under capital leases         259               471
    Accrued compensation................................             608               829
    Accrued expenses....................................           1,205             1,527
                                                            --------------    --------------
         Total current liabilities......................           2,794             4,003
Obligations under capital leases, excluding   current
    installments........................................             240               853
                                                            --------------    --------------
Total liabilities.......................................           3,034             4,856
                                                            --------------    --------------

Stockholders' equity (deficit):
    Preferred  Stock at $0.001 par value per share  10,000
       shares authorized; issued and outstanding zero shares
       at December 31, 1997 and 1998...................              --                --
    Common   Stock  at  $0.001   par   value  per   share.
       Authorized 30,000 shares; issued and outstanding
       10,549 and 10,637 shares at December 31, 1997
       and  1998,  respectively........................                11                11
    Additional paid-in capital..........................           67,360            68,406
    Deficit accumulated during the development stage....          (29,393)          (48,395)
    Deferred compensation...............................           (1,950)           (1,788)
    Notes receivable from stockholders..................             (218)             (218)
                                                            --------------    --------------
       Total stockholders' equity...................               35,810            18,016
Commitments and contingencies (notes 2, and 9)              --------------    --------------
    Total liabilities and stockholders' equity ...          $      38,844     $      22,872
                                                            ==============    ==============

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                 CUMULATIVE
                                                                                   FROM
                                                                                  INCEPTION
                                                                                 (JANUARY 7,
                                         FOR THE YEARS ENDED DECEMBER 31,          1993) TO
                                      ----------------------------------          DECEMBER 31,
                                     1996          1997             1998            1998
                                  ----------    -----------      -----------    --------------

Revenue......................   $       55      $      431         $   363           $    953
                                  ----------    -----------      -----------    --------------
Operating expenses:
  Research and development...        5,146          9,734           16,421            38,751
  General and administrative.        1,761          2,596            4,572            12,028
                                  ----------    -----------      -----------    --------------
    Total operating expenses.        6,907         12,330           20,993            50,779
                                  ----------    -----------      -----------    --------------
  Operating loss.............       (6,852)       (11,899)         (20,630)          (49,826)
                                 ----------    -----------      -----------    --------------
Other income (expense):
  Interest income............           47            584            1,755             2,461
  Interest expense...........         (167)          (113)            (127)           (1,030)
                                 ----------    -----------      -----------    --------------
                                       (120)           471            1,628             1,431
                                 ----------    -----------      -----------    --------------
  Net loss...................   $    (6,972)     $ (11,428)       $ (19,002)         $(48,395)
                                 ==========    ===========      ===========    ==============
Basic net loss per share.....   $     (1.48)       $ (1.55)          $(1.78)
                                 ==========    ===========      ===========
Weighted average shares used
  in per share computations..         4,705          7,395           10,647
                                  ==========    ===========      ===========


                           See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1995 AND THE YEARS
                          ENDED DECEMBER 31, 1996 1997
                                    AND 1998
                                 (IN THOUSANDS)





                        PREFERRED STOCK        COMMON STOCK                     DEFICIT
                       ------------------    ------------------                ACCUMULATED                   NOTES           NET
                                                                 ADDITIONAL    DURING THE                  RECEIVABLE   STOCKHOLDERS
                       NUMBER OF     PAR     NUMBER OF     PAR     PAID-IN     DEVELOPMENT  DEFERRED         FROM          EQUITY
                        SHARES      VALUE     SHARES      VALUE    CAPITAL       STAGE    COMPENSATION    STOCKHOLDER     (DEFICIT)
                        -------    -------    -------    -------   -------      -------      -------        -------       --------

Balance at January
   7, 1993...........        --     $   --         --     $   --      $ --       $ --         $  --         $    --        $   --
Issuances of Common          --         --        246         --        15         --            --              --            15
   Stock.............
Issuances of Series
   A Preferred Stock      3,000          3         --         --     1,997         --            --              --         2,000
Issuances of Series
   B Preferred Stock     20,636         21         --         --    10,297         --            --              --        10,318
Stock issuance costs.        --         --         --         --       (61)        --            --              --           (61)
Common Stock issued
 in exchange for
   exclusive license.        --         --         96         --        41         --            --              --            41
Common Stock issued
   in exchange
   for  consulting
   services..........        --         --         11         --        4          --            --              --             4
Loss for the period..        --         --         --         --       --     (10,993)           --              --       (10,993)
                        -------    -------    -------    -------   -------    -------       -------         -------       --------
Balance as of
   December 31, 1995.    23,636         24        353         --    12,293    (10,993)          --               --         1,324
Issuances of Common
   Stock.............        --         --         84          1        28         --           --               --            29
Issuances of Series
   B Preferred Stock.     6,500          6         --         --     3,244         --           --               --         3,250
Issuances of Series
   C Preferred Stock.     3,333          3         --         --     1,997         --           --               --         2,000
Stock issuance costs.        --         --         --         --       (26)        --           --               --           (26)
Loss for the period..        --         --         --         --        --     (6,972)          --               --        (6,972)
Notes receivable
   from stockholders
    for the purchase
   of shares.........        --         --         --         --        --         --           --              (14)          (14)
                         -------    -------    -------    -------   -------    -------      -------         -------       --------
Balance as of
   December 31, 1996.    33,469         33        437          1     17,536    (17,965)        --               (14)         (409)
Issuances of Series
   C Preferred Stock.     9,984         10         --         --      5,981         --         --                --         5,991
Issuances of Series
   D Preferred Stock.     9,048          9         --         --      6,777         --         --                --         6,786
Issuances of Common
   Stock.............        --         --        656          1        255         --         --              (254)            2
Conversion of
   Preferred Stock to
     Common Stock.....  (52,501)       (52)     6,262          6         46         --         --                --            --
Issuance of shares
   in initial public
    offering, net....        --         --      3,163          3     34,529         --         --                --        34,532
Exercise of stock
   options...........        --         --         32         --         9          --         --                --             9
Repayment of notes
   receivable from
    Stockholders.....        --         --         --         --        --          --         --                50            50

Repurchase of Common
   Stock.............        --         --         (1)        --        --          --         --                --            --
Stock issuance costs.        --         --         --         --      (109)         --         --                --          (109)
Issuances of Common
   Stock and
    options at below
   market value......        --         --         --         --     2,336          --     (2,336)               --            --
Amortization of
   deferred
    compensation.....        --         --         --         --        --          --        386                --           386
Loss for the period..        --         --         --         --        --     (11,428)        --                --       (11,428)
                        -------    -------    -------    -------   -------     -------    -------             -------     --------
Balance as of
   December 31, 1997.        --         --     10,549         11    67,360     (29,393)    (1,950)               (218)     35,810
Exercise of stock
   options...........        --         --         28         --        10          --         --                  --          10
Issuance of stock
   options to
   consultants               --         --         --         --       545          --       (545)                 --          --
Issuance of stock
   for 401(K) match          --         --         20         --       236          --         --                  --         236
Issuance of stock
   under Employee
   Stock Purchase
   Plan                      --         --         40         --       255          --         --                  --         255
Amortization of
   deferred compensation.    --         --         --         --        --          --        707                  --         707
Loss for the period..        --         --         --         --        --      (19,002)       --                  --     (19,002)
                        -------    -------    -------    -------   -------      -------    -------             -------    --------
Balance as of
   December 31, 1998.        --     $   --   $ 10,637      $  11   $ 68,406    $(48,395)   $(1,788)            $  (218)   $ 18,016
                        =======    =======    =======    =======    =======     =======    =======             =======    ========

                       See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                             CUMULATIVE FROM
                                                FOR THE YEARS ENDED DECEMBER 31,                INCEPTION
                                         --------------------------------------------      (JANUARY 7, 1993) TO
                                              1996           1997            1998            DECEMBER 31, 1998
                                         -------------    ----------    -------------     --------------------
Cash flows from operating activities:
   Net loss..........................   $    (6,972)     $  (11,428)    $   (19,002)          $   (48,395)
   Adjustments to reconcile net loss
     to net cash used by operating
     activities:
     Depreciation and amortization
       of  property, furniture and
       equipment.....................           690             558             606                 2,795
     Amortization of deferred
       compensation..................            --             386             707                 1,093
     Other amortization..............             9              11              12                    49
     401 (K) plan stock match                    --              --             236                   236
     Provision for equipment held
       for resale....................            --              --              --                    61
     Stock issued for consulting                 --              --              --                     5
       services......................
     Stock issued to repay interest
       on notes to stockholders......            --              --              --                   195
     Debt issued for research and
       development...................           194              --              --                   194
     Loss on disposal of property
       and equipment...........                  --              --              --                    16
     Decrease (increase) in assets:
     Accounts receivable and loans
       to employees..................           (35)            (65)             33                   (68)
     Prepaid expenses................           (36)             39            (315)                 (321)
     Other assets....................            --             (18)            (61)                 (148)
     Increase (decrease) in liabilities:
     Accounts payable................           137             467             454                 1,176
     Accrued compensation............           329             279             221                   829
     Accrued expenses................          (145)            771             322                 1,437
                                       -------------    -----------    -------------       ---------------
     Net cash used by operating
       activities....................        (5,829)         (9,000)        (16,787)              (40,846)
                                       ------------      ----------   -------------       ---------------
Cash flows from investing activities:
     Purchase of property, furniture
       and equipment                            (27)           (205)           (212)                 (847)
     Net sale (purchase) of short-term
       investments...................            --          (4,863)          1,607                (3,256)
     Equipment held for resale.......             7              54              --                   (61)
     Organizational costs............            --              --              --                    (8)
     Patent coxts....................          (116)            (34)            (99)                 (548)
                                      -------------      ----------   -------------       ---------------
       Net cash provided (used)
         by investing activities.....          (136)         (5,048)          1,296                (4,720)
                                      -------------      ----------   -------------       ---------------
Cash flows from financing activities:
     Proceeds (payments) from notes
         payable.....................            92            (259)             --                 6,150
     Lease costs.....................            --             --               --                   (13)
     Principal payments under capital
         lease obligations ..........          (577)           (529)           (411)               (2,238)
     Proceeds from issuance of Common
         Stock ......................            15               2              --                    31
     Proceeds from issuance of
         Preferred Stock.............         5,250          12,777              --                23,896
     Proceeds from initial public offering,
         net. .......................           --           34,532              --                34,532
     Proceeds from exercise of stock
        options......................           --                9              10                    19
     Employee stock purchase plan
        stock issuance...............           --               --             255                   255
     Repayment of notes receivable from
        stockholders.................           --               50              --                    50
     Stock issuance costs............          (26)            (109)             --                  (196)
                                      -------------      ----------   -------------       ---------------
     Net cash provided (used) by financing
        activities...................        4,754           46,473            (146)               62,486
                                      -------------      ----------   -------------       ---------------
     Net increase (decrease) in cash and
        cash equivalents..........          (1,211)          32,425         (15,637)               16,920

Cash and cash equivalents at
beginning of  period..............           1,343              132          32,557                    --
                                      -------------      ----------   -------------        ---------------
Cash and cash equivalents at end
of  period........................     $       132       $   32,557   $      16,920             $  16,920
                                      =============      ==========   =============       ===============
Supplemental disclosure of cash flow information:
Cash paid during the period for
interest..........................     $       154       $      126  $          127            $      944
                                      =============      ==========   =============       ===============

     Supplemental disclosures of noncash investing and financing activities are described in Note 7.
                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION

       Trimeris, Inc. (the "Company") was incorporated on January 7, 1993 to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. The financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," to recognize the fact that the Company is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced.

      Management expects to raise adequate capital to fund its research and development and administrative expenses. The ability of the Company to raise these funds is dependent on current and potential investors and corporate partners. These financial statements do not include any adjustments that might be necessary if the Company is unable to raise these funds.

    CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost and consist primarily of overnight commercial paper, variable rate demand notes, commercial paper, and short-term debt securities. The carrying amount of cash and cash equivalents approximates fair value.

    SHORT-TERM INVESTMENTS

       Short-term investments, which consist of short-term corporate debt securities, are reported at fair value, and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Fair value is determined using available market information. At December 31, 1997 and 1998, cost approximated the fair value of short-term investments. There were no realized gains or losses on investments sold during 1996, 1997 or 1998.

    CONCENTRATION OF CREDIT AND MARKET RISK AND OFF BALANCE SHEET RISK

       The Company invests its excess cash primarily in short-term marketable securities, and, in accordance with its investment policy, limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year. There were no realized gains or losses on these investments during 1996, 1997 or 1998.

    PROPERTY, FURNITURE AND EQUIPMENT

       Property, furniture and equipment are recorded at cost. Property, furniture and equipment under capital leases are initially recorded at the present value of minimum lease payments at the inception of the lease.

       Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property, furniture and equipment held under capital leases and leasehold improvements are amortized using the straight line method over the lesser of the lease term or estimated useful life of the asset.

    INTANGIBLE ASSETS

       The recoverability of the carrying values of intangible assets is evaluated on an ongoing basis, primarily by comparing the estimated profitability related to the asset compared to its carrying value. Provision against the carrying value of the asset is recorded when impairment is identified.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

       The exclusive license is amortized using the straight-line method over seventeen years. The costs of patents are capitalized and are amortized using the straight-line method over the remaining lives of the patents from the date the patents are granted. Financing costs were incurred as part of the Company's capital lease agreements and are amortized straight-line over the lease term.


    RESEARCH AND DEVELOPMENT

        Research and development costs, including the cost of producing drug material for clinical trials, are charged to operations as incurred.

    INCOME TAXES

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    NET LOSS PER SHARE

       In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"), all common shares and common equivalent shares issued during the twelve-month period prior to the initial filing of the registration statement relating to the Company's initial public offering, even when anti-dilutive, have been included in the calculation as if they were outstanding for all periods, using the treasury stock method. The basic net loss per common share gives retroactive effect to the conversion of all outstanding shares of Preferred Stock into 6,261,615 shares of Common Stock upon the completion of the Company's initial public offering.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

    STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. However, in accordance with SFAS No. 123, compensation costs for stock options granted to certain non-employees is recorded at fair value.

    STOCK SPLIT

        Effective July 11, 1997, the Company declared a one for eight and one-half reverse stock split for common stockholders. This stock split has been retroactively applied and all periods presented have been restated. The conversion prices for the Preferred Stock were adjusted for this reverse stock split.


2.  LEASES

        The Company is obligated under various capital leases for furniture and equipment that expire at various dates during the next four years. The gross amount of furniture and equipment and related accumulated amortization recorded under capital leases and included in property, furniture and equipment were as follows at December 31, 1997 and 1998 (in thousands):


                                                     1997                    1998
                                               -----------------       -----------------
Furniture and equipment.....................   $         2,326         $         1,996
Less accumulated amortization...............            (1,655)                   (630)
                                               -----------------       -----------------
                                               $           671         $         1,366
                                               =================       =================

        The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through September 1999. Rental expense, including maintenance charges, for operating leases during 1996, 1997 and 1998 was $552,000, $612,000, and $638,000 respectively.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

         Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 (in thousands) are:

                                                   CAPITAL               OPERATING
                                                    LEASES                 LEASES
                                               -----------------       -----------------
Year ending December 31:
   1999.....................................        $       608             $ 463
   2000.....................................
                                                            512               --
   2001.....................................
                                                            386               --
   2002.....................................
                                                             44               --
                                               -----------------       -----------------
Total minimum lease payments................              1,550             $ 463
                                                                       =================
Less amount representing interest..........
                                                            226
                                               -----------------
Present value of net minimum capital lease
     payments...............................              1,324
Less current installments of obligations
     under capital leases...................                471
                                               -----------------

Obligations under capital leases,  excluding
    current installments....................        $       853
                                               =================

        Additionally, under a warrant agreement dated August 24, 1993 with a lessor, the Company issued warrants to acquire Series B Preferred Stock at the initial Series B Preferred Stock per share offering price, such that the aggregate purchase price for the shares equals $119,000. The warrants shall be exercisable prior to the earlier of the tenth annual anniversary date of the grant date or fifth anniversary date of Trimeris' Initial Public Offering. The shares have not been issued as of December 31, 1998.

        During the year ended December 31, 1995, the lease with the aforementioned lessor was amended to increase the credit limit by $750,000 to $2.0 million. As part of this amendment, Trimeris granted the lessor additional warrants to purchase shares valued at $71,000 of Series B Preferred Stock at the initial per share offering price. These shares have not been issued at December 31, 1998.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

3. STOCKHOLDERS' EQUITY (DEFICIT)

        In connection with the Company's initial public offering, the Company's Certificate of Incorporation was restated to grant the Company the authority to issue 40,000,000 shares of stock consisting of 30,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

        At December 31, 1997 and 1998, loans with an interest rate of 8% totaling $218,000 were outstanding to employees of the Company for purchase of shares of the Company's Common Stock. This amount has been presented as contra-equity in the statement of stockholders' equity (deficit).

    INITIAL PUBLIC OFFERING

        In October 1997, the Company closed its initial public offering of common stock at $12 per share. The net proceeds of the offering were $34,532,000 after deducting applicable costs and expenses. In connection with the public offering, all outstanding shares of Preferred Stock were converted into 6,261,615 shares of Common Stock.

    PREFERRED STOCK

        Prior to the conversion of the Preferred Stock into Common Stock in connection with the initial public offering, Preferred Stockholders had certain rights regarding dividends, liquidation preferences, conversion rights, voting rights, and restrictions on future debt or equity issuances. The Board of Directors has the authority to issue future shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders.

    EQUITY FINANCING

        An initial investment of $2 million was provided by Domain Partners II, L.P. ("Domain") and Biotechnology Investments Limited ("BIL") to fund the start-up phase of the Company.

        During the year ended December 31, 1995, Domain, BIL and others invested an additional $3.9 million to fund continued operations of the Company through the purchase of shares of Series B Preferred Stock. In addition, the Company exchanged notes payable, including accrued interest, of $6.4 million for shares of Series B Preferred Stock. These notes were payable to Domain and BIL and were entered into during the years ended December 31, 1994 and 1995. A total of 20,635,564 shares were issued for a total consideration of $10.3 million.

        In March and October 1996 and April, 1997, Domain, BIL, and others invested an additional $11.3 million to fund continued operations of the Company through the purchase of Series B Preferred Stock and Series C Preferred Stock. In June, 1997, various other investors invested $6.8 million through the purchase of Series D Preferred Stock.

        Common Stock was issued during 1994, 1995, and 1996 through the purchase by Company personnel and through the exercise of stock options.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

4.  STOCK OPTION PLAN

         In 1993, the Company adopted a stock option plan which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. New Stock Option Plan (the "Stock Option Plan") was implemented that replaced the 1993 plan. Under the Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 1,602,941 shares of Common Stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company's Common Stock on the date of grant and an option's maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $.34 to $12.56 per share. The vesting period occurs ratably over four years. At December 31, 1998 there were approximately 181,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at inception of the Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $.43. No more grants will be made under the 1993 plan.

Stock option transactions for the years ended December 31, 1996, 1997 and 1998 are as follows:

                              WEIGHTED                  WEIGHTED                WEIGHTED
                              AVERAGE                   AVERAGE                 AVERAGE
                    1996      EXERCISE       1997       EXERCISE     1998       EXERCISE
                               PRICE                     PRICE                   PRICE
                   --------   ---------    ---------    --------    --------    ---------
Options
outstanding
at January 1...     166,000    $ 0.34        483,000     $0.34       267,000     $ 0.75
  Granted......     572,000      0.34        144,000      1.56       820,000       7.91
  Exercised....     (28,000)     0.34       (341,000)     0.34       (28,000)      0.35
  Cancelled....    (227,000)     0.34        (19,000)     0.34       (24,000)      6.16
                   --------   ---------    ---------    --------    --------    ---------

Options
outstanding
at end of
period.........    483,000    $   0.34      267,000     $ 0.75     1,035,000    $  6.31
                   ========   =========    =========    ========   =========    =========

The following summarizes information about stock options outstanding as of December 31, 1998:


                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     ---------------------------------------    -------------------------
                                    WEIGHTED
                       NUMBER        AVERAGE      WEIGHTED                     WEIGHTED
                    OUTSTANDING      REMAINING    AVERAGE                      AVERAGE
    RANGE OF           AS OF      CONTRACTUAL     EXERCISE      NUMBER         EXERCISE
 EXERCISE PRICE       12/31/98         LIFE        PRICE      EXERCISABLE       PRICE
------------------   ----------    ----------   ------------    ---------     -----------
$           0.34       195,000          7.72    $    0.34        133,000      $  0.34
$           1.00        31,000          8.65    $    1.00         11,000      $  1.00
$      5.88-9.75       802,000          9.33    $    7.91        168,000      $  7.94
$   12.00-$12.56         7,000          8.93    $   12.36          3,000      $ 12.23
                     ----------    ----------   ------------    ---------     -----------
$    0.34-$12.56     1,035,000          9.00    $    6.31        315,000      $  4.54
                     ==========    ==========   ============    =========     ===========


         The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For the year ended December 31, 1997, the Company recorded a deferred charge of $2,336,000, representing the difference between the exercise price and the deemed fair value of the Company's Common Stock for 348,000 shares of Common Stock and 132,000 shares subject to Common Stock Options granted in the second and third quarters of 1997. The deferred compensation will be amortized to expense over the period the shares and options vest, generally four years.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

         SFAS 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and basic loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31:


                                  1996         1997        1998
                              -----------   ---------   ---------
Net loss:
As reported ................  $   (6,972)   $(11,428)   $(19,002)
Compensation cost recorded
   under APB 25 and SFAS
   123 .....................          --         386         707
Additional compensation cost
   resulting from:
     Common Stock Options ..          --        (100)       (821)
     Restricted Stock ......          --        (240)       (415)
                               ---------    --------    --------
Pro forma ..................   $  (6,972)   $(11,382)   $(19,531)
                               =========    ========    ========
Basic Loss Per Share:
   As reported .............   $   (1.48)   $  (1.55)   $  (1.78)
   Pro forma ...............   $   (1.48)   $  (1.54)   $  (1.83)


        The fair value of common stock options and restricted stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:


                 Estimated dividend yield                         0.00%
                 Expected stock price volatility                  29.00%-72.00%
                 Risk-free interest rate                          5.07-6.00%
                 Expected life of options                         5-7 years

        The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects or reported net income for future years because pro forma net loss reflects compensation costs only for stock options granted in 1996, 1997 and 1998 and does not consider compensation cost for stock options granted prior to January 1, 1995.


5. INCOME TAXES

        At December 31, 1998, the Company has net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $45.6 million which expire in varying amounts between 2010 and 2018. The Company has NOL's for state tax purposes of approximately $45.6 million which expire in varying amounts between 2000 and 2013. Additionally, the Company has research and development credits of $1.1 million which expire in varying amounts between 2008 and 2013.

        The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

Company's NOL's are limited, and the Company has taxable income which exceeds the permissible yearly NOL, the Company would incur a federal income tax liability even though NOL's would be available in future years.

        The components of deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1998 are as follows:

                                           1997                1998
                                      ----------------    ---------------
                                                (in thousands)
         Deferred tax assets:
         Tax loss carryforwards            $   11,094        $    17,777
         Tax credits                              339              1,123
         Reserves and accruals                    257              1,028
         Start-up costs                            76                 --
                                      ----------------    ---------------
                                               11,766             19,928

         Valuation allowance                 (11,766)           (19,928)
                                      ----------------    ---------------

         Net deferred asset                        --                 --

         Deferred tax liabilities:
         Deferred tax liability                    --                 --
                                      ----------------    ---------------
         Net deferred tax assets
         and (liability)                   $      --        $       --
                                      ================    ===============


        The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

6. EMPLOYEE BENEFIT PLANS

    401 (K) PLAN

        The Company has adopted a 401(k) Profit Sharing Plan (the "Plan") covering all qualified employees. The effective date of the Plan is January 1, 1994.

        Participants may elect a salary reduction from 1% to 12% as a contribution to the Plan. Modifications of the salary reductions may be made quarterly. The Plan permits the Company to match participants' contributions. Beginning in 1998, the Company matched 100% of a participant's contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company's stock on the last trading day of the year. During 1998, 20,000 shares were issued, and compensation expense of $236,000 was recognized. These shares vest ratably based on a participant's years of service and are fully vested after four years of service.

        The normal retirement age shall be the later of a participant's 65th birthday or the fifth anniversary of the first day of the Plan year in which participation commenced. The Plan does not have an early retirement provision.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

        EMPLOYEE STOCK PURCHASE PLAN

        The Company has an Employee Stock Purchase Plan which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the date of the grant or the date the right to purchase is exercised. No shares were issued under this plan during 1996 or 1997, and 40,000 shares were issued under this plan in 1998.


7. SUPPLEMENTARY CASH FLOW INFORMATION

        Capital lease obligations of $330,000, $211,000 and $1,236,000 were incurred in 1996, 1997 and 1998, respectively, for leases of new furniture and equipment.

        During 1995, the Company exchanged notes payable to stockholders, including accrued interest of $6.4 million for Series B Preferred Stock.

        Shares issued under the license and consulting agreements have been valued by the Board of Directors taking into consideration the fair value of the most recently issued preferred stock or the value of the services, whichever is more readily determinable.


8. COMMITMENTS AND CONTINGENCIES

        The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Trimeris, Inc.
                                                     --------------
                                                      (Registrant)


March  30, 1999                              /s/  DANI P. BOLOGNESI
---------------                              --------------------------
                                                 Dani P. Bolognesi
                                                 Chief Executive Officer
                                                 and Chief Scientific Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                         Capacity                                     Date
    ---------                         --------                                     ----
/s/  DANI P. BOLOGNESI            Chief Executive Officer (principal           March 30, 1999
-------------------------         executive officer), Chief                    ---------------
    Dani P. Bolognesi             Scientific Officer and Director

/s/ MATTHEW A. MEGARO             President, Chief Financial                   March 30, 1999
-------------------------         Officer, and Secretary                       ---------------
    Matthew A. Megaro             (principal accounting officer and
                                  principal financial officer)

/s/ JESSE I. TREU                 Chairman of the Board of Directors           March 30, 1999
-------------------------                                                      ---------------
    Jesse I. Treu, Ph.D.

s/ JEFFREY M. LIPTON              Vice Chairman of the Board of Directors      March 30, 1999
------------------------                                                       --------------
    Jeffrey M. Lipton.

/s/ BRIAN H. DOVEY                Director                                     March 30, 1999
-----------------------                                                        --------------
    Brian H. Dovey

/s/ CHARLES A. SANDERS            Director                                     March 30, 1999
-----------------------                                                        --------------
    Charles A. Sanders, M.D.

s/ J. RICHARD CROUT               Director                                     March 30, 1999
----------------------                                                         --------------
    J. Richard Crout, M.D.

                                  EXHIBIT INDEX

  (a) Exhibits
    3.1 *     Second Restated Certificate of Incorporation of the Registrant.
    3.2 *     Third Amended and Restated Certificate of Incorporation of the Registrant.
    3.3 *     Bylaws of the Registrant.
    3.4 *     Amended and Restated Bylaws of the Registrant.
    4.1 *     Specimen certificate for shares of Common Stock.
    4.2 *     Description of Capital Stock (contained in the Third Amended and Restated Certificate of
                   Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).
    10.1 *    License Agreement dated February 3, 1993, between the Registrant and Duke University.
    10.2 *    Sublease Agreement dated November 19, 1993, by and among the Registrant, Sphinx
               Pharmaceutical Corporation and University Place Associates and as amended by the
               Lease Amendment dated August 15, 1994, and Second Agreement of Sublease dated
               January 16, 1995.
    10.3 *    Cooperation and Strategic Alliance Agreement dated April 21, 1997, between the Registrant and MiniMed Inc.
    10.4 *    Trimeris, Inc. Amended and Restated Stock Incentive Plan.
    10.5 *    Trimeris, Inc. Employee Stock Purchase Plan.
    10.6 *    Form of Promissory Notes executed by certain executive officers in favor of the Registrant, and related collateral documents.
    10.7 *    Form of Stock Restriction Agreements between the Registrant and certain executive officers.
    10.8 *    Form of Stock Pledge Agreement between the Registrant and certain executive officers.
    10.9 *    Employment Offer Letter with M. Ross Johnson dated December 15, 1994.
    10.10 *   Employment Offer Letter with Matthew A. Megaro dated February 23, 1995.
    10.11 *   Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.
    10.12 *   Agreement with Max N. Wallace dated July 10, 1997.
    10.13 *   Form of Indemnification Agreements.
    10.14 *   License Agreement dated September 9, 1997 between the Registrant and The New
               York Blood Center.
    10.15 **  Master Lease Agreement dated May 28, 1998 between the Company and Finova
               Technology Finance, Inc.
    10.16 **  Prototype Defined Contribution Plan and Trust for the Trimeris, Inc. Employee
               401 (k) Plan
    10.17 **  Adoption Agreement for the Trimeris, Inc. Employee 401 (k) Plan
    11.1      Computation of Basic Net Loss Per Share.
    23        Consent of KPMG LLP
    27        Financial Data Schedule

----------------


* Incorporated by reference to Trimeris' Registration Statement on Form S-1 (File No. 333-31109) initially filed with the Commission on July 11, 1997.

** Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

    All financial statement schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Financial Statements and Notes thereto.