Form 10-Q
period 1999-03-31
TRIMERIS INC
filed 1999-05-17
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No




         The number of shares outstanding of the registrant's common stock as of May 10, 1999 was 10,683,355.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                    For the Three Months Ended March 31, 1999

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                         Page
------------------------------------                                                         ----

Item 1.        Financial Statements
               --------------------

               Balance Sheets as of  March 31, 1999 (unaudited) and
               December 31, 1998                                                                1

               Statements of Operations (unaudited) for the Three Months Ended
               March 31, 1999 and 1998 and Period From
               Inception (January 7, 1993) Through March 31, 1999                               2

               Statements of Cash Flows (unaudited) for the Nine Months Ended
               March 31, 1999 and 1998 and Period From
               Inception (January 7, 1993) Through March 31, 1999                               3

               Notes to Financial Statements (unaudited)                                        4

Item 2.        Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Operations                                                        6
               -------------------------

Item 3.        Quantitative and Qualitative Disclosures  About Market Risk
               -----------------------------------------------------------

PART 2.        OTHER INFORMATION
--------------------------------

Item 1.        Legal Proceedings                                                               11
               -----------------

Item 2.        Changes in Securities and Use of Proceeds                                       11
               -----------------------------------------

Item 3.        Defaults Upon Senior Securities                                                 11
               -------------------------------

Item 4.        Submission of Matters to a Vote of Security Holders                             11
               ---------------------------------------------------

Item 5.        Other Information                                                               11
               -----------------

Item 6.        Exhibits and Reports on Form 8-K                                                11
               --------------------------------

Signature Page                                                                                 12
--------------

Exhibit Index                                                                                  13
-------------


                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)


                                                                                      December 31,       March 31,
                                                                                          1998             1999
                                                                                          ----             ----
                                                                                                        (unaudited)
ASSETS
Current assets:
      Cash and cash equivalents                                                       $   16,920        $   9,831
   Short-term investment                                                                   3,256            4,151
   Accounts receivable                                                                        68               46
   Prepaid expenses                                                                          321              333
                                                                                        -----------       ----------
     Total current assets                                                                  20,565           14,361

Property, furniture and equipment, net                                                      1,598            1,721
                                                                                         -----------       ----------
Other assets:
   Exclusive license agreement, net                                                            27               27
   Patent costs, net                                                                          534              541
   Equipment deposits                                                                         147              147
   Other, net                                                                                   1                1
                                                                                          -----------        ----------
     Total other assets                                                                       709              716
                                                                                        -----------       ----------
     Total assets                                                                     $    22,872       $   16,798
                                                                                        ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $   1,176       $      387
   Current installments of capital lease obligations                                          471              452
   Accrued compensation                                                                       829            1,156
   Accrued expenses                                                                         1,527            1,173
                                                                                      -------------     ----------
     Total current liabilities                                                              4,003            3,168
Capital lease obligations, less current installments                                          853              745
                                                                                       -----------       ----------
     Total liabilities                                                                       4,856            3,913
                                                                                       -----------       ----------
Commitments and contingencies
Stockholders' equity:

   Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 1998
     and March 31, 1999 (unaudited)                                                             --               --
   Common Stock at $.001 par value per share, 30,000
     shares authorized, 10,637 and 10,683 shares issued
     and outstanding at December 31, 1998 and
     March 31, 1999 (unaudited)                                                                11               11
   Additional paid-in capital                                                              68,406           68,435
   Deficit accumulated during the development stage                                       (48,395)         (53,762)
   Deferred compensation                                                                   (1,788)          (1,605)
   Notes receivable from stockholders                                                        (218)            (194)
                                                                                         ------------      -----------
     Net stockholders' equity                                                              18,016           12,885
                                                                                          -----------       ----------
     Total liabilities and stockholders' equity                                       $     22,872      $   16,798
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Cumulative
                                                                from Inception
                                          Three Months         (January 7, 1993)
                                          Ended March 31,          to March 31,
                                           1998       1999             1999
                                           ----       ----             ----

Revenue                              $    90       $    81         $   1,034
                                       ---------   ---------        -----------

Operating expenses:
   Research and development            2,583         3,964            42,715
   General and administrative          1,040         1,673            13,701
                                      ---------   ---------        -----------

     Total operating expenses          3,623         5,637            56,416
                                     ---------   ---------        -----------

Operating loss                        (3,533)      (5,556)           (55,382)
                                      ----------  ----------       ------------

Other income (expense):
   Interest income                       584          231              2,692
   Interest expense                      (18)         (42)            (1,072)
                                      ----------  ----------       ------------
   Total other income (expense)          566          189              1,620
                                      ---------   ---------        -----------

   Net loss                        $  (2,967)   $  (5,367)       $   (53,762)
                                    ==========  ==========       ============

Basic net loss per share          $    (0.28)   $  (0.50)
                                    ==========  ===========

Weighted average shares used in per share
   computations                       10,620      10,777
                                     =========   =========




                       See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Cumulative
                                                                                           from Inception
                                                               Three Months Ended         (January 7, 1993)
                                                                       March 31,                to March 31,
                                                             1998             1999              1999
                                                             ----             ----              ----
Cash flows from operating activities:
   Net loss                                               $(2,967)         $ (5,367)         $(53,762)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                             104               183             2,978
     Amortization of deferred compensation                    150               183             1,098
     Other amortization                                         5                 5               232
     401(K) plan stock match                                    -                 -               236
     Provision for equipment held for resale                    -                 -                61
     Stock issued for consulting services                       -                 -                 5
     Stock issued to repay interest on notes to
       stockholders                                             -                 -               195
     Debt issued for research and development                   -                 -               194
     Loss on disposal of property and equipment                 -                 -                16
   Increase (decrease) in assets:
       Accounts receivable and loans to employees             (36)               22               (46)
       Prepaid expenses                                       (15)              (12)             (333)
       Other assets                                           (26)               (5)             (153)
   Decrease (increase) in liabilities:
       Accounts payable                                      (288)             (789)              387
       Accrued compensation                                  (158)              327             1,156
       Accrued expenses                                      (175)             (354)            1,083
                                                          --------         ---------         --------
         Net cash used by operating activities             (3,406)           (5,807)          (46,653)
                                                          --------         ---------         ---------
Cash flows from investing activities:
   Purchases of property, furniture and equipment              (218)           (306)           (1,153)
   Net sales (purchases) of short-term investments            759              (895)           (4,151)
   Equipment held for resale                                    -                 -               (61)
   Organization costs                                           -                 -                (8)
   Patent costs                                               (15)               (7)             (555)
                                                          --------         ---------         ---------
         Net cash provided (used) by investing activities     526            (1,208)           (5,928)
                                                          -------          ---------         ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                      -                 -             6,150
   Lease costs                                                  -                 -               (13)
   Principal payments under capital lease obligations         (95)             (127)           (2,365)
   Proceeds from issuance of Common Stock                       -                 -                31
   Proceeds from issuance of Preferred Stock                    -                 -            23,896
   Proceeds from initial public offering, net                   -                 -            34,532
   Proceeds from exercise of stock options                      1                29                48
   Employee stock purchase plan stock issuance                  -                 -               255
   Repayment of notes receivable from stockholders              -                24                74
   Stock issuance costs                                         -                 -              (196)
                                                          -------          --------          ---------
         Net cash provided (used) by financing activities     (94)              (74)           62,412
                                                          --------         ---------         --------
Net increase (decrease) in cash and cash equivalents       (2,974)           (7,089)            9,831
Cash and cash equivalents at beginning of period           32,557            16,920                 -
                                                          -------          --------          --------
Cash and cash equivalents at end of period                $29,583          $  9,831          $  9,831
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

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 1998 financial statements and notes thereto included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

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

2. BASIC NET LOSS PER SHARE

   For periods beginning with the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net loss per common share is replaced with basic loss per common share which is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Fully diluted net income per common share is replaced with diluted net income per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. Prior period per share data has been restated to reflect the adoption of SFAS No. 128. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"), all common shares and common equivalent shares issued during the twelve-month period prior to the initial filing of the registration statement relating to the Company's initial public offering, even when anti-dilutive, have been included in the calculation as if they were outstanding for all periods, using the treasury stock method. The basic net loss per common share gives retroactive effect to the conversion of all outstanding shares of Preferred Stock into 6,261,615 shares of Common Stock upon the completion of the Company's initial public offering in October 1997.

3. STATEMENTS OF CASH FLOWS

   Interest of approximately $37,000 and $42,000 was paid during the three months ended March 31, 1998 and 1999, respectively.

4. INITIAL PUBLIC OFFERING OF STOCK

   In October 1997, the Company closed its initial public offering of common stock at $12 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters' over-allotment option which closed in November 1997, were approximately $34.5 million after deducting applicable issuance costs and expenses. In connection with the public offering, all the outstanding preferred stock was converted into 6,261,615 shares of the Company's common stock.

5.   STOCK SPLIT

   Effective July 11, 1997, the Company declared a one for eight and one-half reverse stock split for common stockholders. This stock split has been retroactively applied and all periods presented have been restated.

6.   SUBSEQUENT EVENT

   The Company filed a registration statement on Form S-3 proposing to sell 2.5 million shares (2.875 million shares if the underwriters' over-allotment is exercised) of common stock on April 20, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



    This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of our 1998 Form 10-K which should be read in conjunction with this Form 10-Q. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please carefully read the "Risk Factors" section set forth below. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

OVERVIEW

         We began our operations in January 1993 and are a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

o the development, patenting, preclinical testing and clinical trials of T-20,

o        the development of a manufacturing process for T-20,

o        production of drug material for future clinical trials, and

o research and development and preclinical testing of other potential product candidates.

     We have lost money since inception and, as of March 31, 1999, had an accumulated deficit of approximately $53.8 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, and an investigative contract and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

     Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses for the foreseeable future and expect losses to increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

o        the status of our research and development activities,

o product candidate discovery and development efforts, including preclinical testing and clinical trials,

o        the timing of regulatory actions,

o the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

o our ability to establish, internally or through relationships with third parties, manufacturing, sales, marketing and distribution capabilities,

o        technological and other changes in the competitive landscape,

o changes in our existing research and development relationships and strategic alliances,

o evaluation of the commercial viability of potential product candidates, and

o        other factors, many of which are outside of our control.

     As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or our collaborative partners' ability to successfully develop and obtain regulatory approval for T-20 and other product candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.


RESULTS OF OPERATIONS


 COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1999

REVENUE. Total revenue was $90,000 and $81,000 for the three months ended March 31, 1998 and 1999, respectively and was entirely derived from SBIR grants.


RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $2.6 million and $4.0 million for the three months ended March 31, 1998 and 1999, respectively. Expenses increased during the three months ended March 31, 1999 because we:

o completed one Phase II clinical trial and initiated another Phase II clinical trial for T-20,

o        completed preclinical studies and filed an NDA for T-1249, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

Total research personnel were 38 and 41 at March 31, 1998 and 1999, respectively. We expect research and development expenses to increase substantially in the future due to:

o        continued preclinical research and testing of product candidates,

o        expanded clinical trials for T-20, T-1249 and other product candidates,

o        the manufacture of drug material for these trials, and

o        increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $1.0 million and $1.7 million for the three months ended March 31, 1998 and 1999, respectively. Expenses increased during the three months ended March 31, 1999 because we:

o        accrued severance costs for our former Chief Executive Officer,

o initiated and completed market research on the sales potential of T-20, and

o        incurred professional fees in the patent application process.

We expect administrative expenses to increase in the future to support the expansion of product development activities.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $566,000 and $189,000 for the three months ended March 31, 1998 and 1999, respectively. The decrease was due to decreased interest income because of lower cash and investment balances during 1999.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing and an initial public offering in October 1997. Net cash used by operating activities was $3.4 million and $5.8 million for the three months ended March 31, 1998 and 1999, respectively. The cash used by operating activities was used primarily to fund research and development relating to T-20 and other product candidates. Cash used by financing activities was $94,000 and $74,000 for the three months ended March 31, 1998 and 1999, respectively. The cash used by financing activities was primarily payments under our capital lease obligations.

     As of March 31, 1999, we had $14.0 million in cash and cash equivalents and short-term-investments, compared to $20.2 million as of December 31, 1998. The decrease was primarily a result of the use of approximately $5.8 million by operations.

     We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We have expended, and expect to continue to expend in the future, substantial funds to pursue our product candidate and compound discovery and development efforts, including:

o expenditures for clinical trials of T-20, T-1249 and other product candidates,

o research and development and preclinical testing of other product candidates,

o        manufacture of drug material, and

o        the development of our proprietary technology platform.

     As of March 31, 1999, we had commitments of approximately $4 million to purchase product candidate materials and fund various clinical studies, and expect to expend approximately $1 million in capital expenditures during the remainder of 1999. These expenditures may be financed with capital or operating leases, debt or working capital. We have filed a registration statement on Form S-3 proposing to sell 2.5 million shares (2.875 million shares if the underwriters' over-allotment is exercised) of our common stock in an underwritten public stock offering. We expect that the proceeds from this proposed offering, together with the interest earned thereon, will be adequate to fund our capital requirements through 1999. We believe that substantial additional funds will be required after 1999. If we do not complete the offering, we expect that our existing capital resources together with the interest earned thereon will not be adequate to fund our capital requirements through 1999.

     In the event we do not complete the proposed public offering, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs. In addition, we will be required to obtain additional funds, which may be raised through equity or debt financings. If we raise funds by selling equity, our stockholders' interest may be diluted. Any debt financings may contain restrictive terms that limit our operating flexibility. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or product candidates. This could have a material adverse effect on our business, financial condition or results of operations.


YEAR 2000 COMPLIANCE

    STATE OF READINESS. We have adopted a Year 2000 compliance plan and formed a team to identify and resolve any Year 2000 issues that may affect our business. Our compliance plan has four phases: inventory, assessment, remediation and testing. We have completed an inventory of all of our computer systems, computer-related equipment and equipment with embedded processors. We are currently in the process of assessing those systems. We have completed this assessment with respect to most of our systems and expect to complete our assessment of the remaining systems by mid-1999. Although we cannot control whether and how third parties will address the Year 2000 issue, we also are in the process of contacting critical vendors and suppliers to assess their ability to ensure smooth delivery of products without disruptions caused by Year 2000 problems. In the course of our assessment, we have not yet identified any Year 2000 issues that would affect our ability to do business; however, our assessment is not complete, and there can be no assurance that there are no Year 2000 issues that may affect us. Once we complete the assessment phase, we will prioritize and implement necessary repairs or replacements to equipment and software to achieve Year 2000 compliance. We expect to complete this phase by mid-1999. The final phase will consist of a testing program for all repairs. We anticipate that all testing will be completed by October 1999.

    COSTS. We have not prepared estimates of costs to remediate Year 2000 problems; however, based on currently available information, including the results of our assessment to date and our replacement schedule for equipment, we do not believe that the costs associated with Year 2000 compliance will have a material adverse effect on our business, financial condition and results of operations.

    RISKS. Although we believe that our Year 2000 compliance plan is adequate to address Year 2000 concerns, we may experience negative consequences as a result of undetected defects or the non-compliance of third parties with whom we interact. Furthermore, there may be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed, such as unexpected costs of correcting equipment that has not yet been fully evaluated. If realized, these risks could result in a material adverse effect on our business, financial condition and results of operations.

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

    CONTINGENCIES. We have not yet developed a contingency plan to address what would happen in the event we are unable to address the Year 2000 issue. The contingency plan is expected to be completed after the inquiry of vendors and customers is completed.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

CLINICAL DEVELOPMENT

    The following discussion highlights certain aspects of our on-going and planned clinical development programs. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.


    T-20

         PHASE II - T20-205

    In March 1999, we initiated a roll-over Phase II trial to continue T-20 therapy for patients who participated in the earlier clinical trials of T-20. The primary purpose of this trial is to collect data relating to the safety of long-term administration of T-20. Patients in this trial will add T-20 to their individualized anti-HIV drug combinations and will remain on therapy for as long as they demonstrate acceptable safety and antiviral responses. Approximately two-thirds of the patient population eligible for enrollment has already enrolled in this study. We expect to have our initial long-term safety data from this trial in the third quarter of 1999.

         PHASE II - T20-204 (PEDIATRIC)

    In cooperation with the Division of AIDS of the National Institute of Allergy and Infectious Diseases, we are planning to commence a clinical trial in 1999 to assess the safety, pharmacokinetics and preliminary antiviral activity of T-20 in children. We expect to enroll 12 HIV-infected children. We expect to begin this pediatric trial in the second quarter of 1999 and complete it by early 2000. We will use the results from this trial to design larger scale pediatric trials that we expect to commence following culmination of the safety and pharmacokinetic trial.

         PHASE II - T20-206

    Based on the results of TRI-003, a Phase II trial is planned for 1999 that should assess the long-term safety and efficacy of T-20 when used in combination with other anti-HIV drugs. The trial is designed to run for 48 weeks, with formal data collection at 16 and 48 weeks. It will be a multi-site, randomized, controlled comparison of three different doses of T-20 in combination with a background regimen of a nucleoside RT inhibitor, a protease inhibitor and a non-nucleoside RT inhibitor. We intend to collect data from up to 68 patients who complete treatment. We expect to commence the trial in the second quarter of 1999.

         PIVOTAL TRIAL

    Based on the results of these Phase II trials, we intend to begin a pivotal trial late in the fourth quarter of 1999 in a larger population of HIV-infected patients who are either resistant to, or intolerant of, currently-approved anti-HIV drugs. Historically, pivotal trials of this type involving anti-HIV drugs have included approximately 300 to 400 patients and have taken approximately 18 months to complete.

    T-1249

    We are developing T-1249, our second drug candidate for HIV fusion inhibition. We have filed an IND for T-1249 with the FDA, and we expect to begin a Phase I clinical trial in the second quarter of 1999. In the trial, T-1249 will be administered once or twice daily, depending on the patient group, by subcutaneous injection in up to 60 HIV-infected adults for 14 days.

RISK FACTORS

Our business is subject to certain risks and uncertainties. The following discussion highlights some of these risks. If any of the following risks materialize, our business, financial condition and results of operations could be materially adversely affected.


WE ARE AN EARLY STAGE COMPANY WITH AN UNCERTAIN FUTURE.

We formed our company and began operations in January 1993. Accordingly, we have only a limited operating history for you to evaluate our business. There are many business risks associated with a biopharmaceutical company in the early stage of development, such as ours. For example, we may not be able to obtain sufficient financial, personnel and other resources to continue to develop our product candidates. We also may not be successful in discovering or developing any product candidates that ultimately achieve regulatory approval or have commercial viability.

We have not yet generated any revenues from product sales or royalties. We have never submitted a product candidate for approval by the FDA or any other regulatory authority for commercialization. We will have to invest significant additional time and funds in research and development and extensive clinical trials before we can submit our product candidates for regulatory approval. Our product candidates may never obtain regulatory approval, and therefore, may never be commercially available.

WE HAVE NEVER MADE MONEY AND EXPECT OUR LOSSES TO CONTINUE.

We have incurred losses since we began operating. As of March 31, 1999, our accumulated deficit was approximately $53.8 million. Since inception, we have spent our funds on our product development efforts, relating primarily to the development of T-20. We expect that we will incur substantial losses for the foreseeable future. We also expect our losses to significantly increase as we expand our research and development, preclinical testing and clinical trial efforts. We have not yet generated any revenues from product sales or royalties. We cannot assure you that we will ever be able to generate any such revenues or royalties or, if we generate any revenues or royalties, that we will ever be profitable.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE.

Based on our current plan, we anticipate that our existing capital resources, together with the net proceeds of our proposed public offering and the interest earned, will be adequate to fund our capital requirements through 1999. We believe that substantial additional funds will be required after 1999. In the event this financing is not obtained, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs.

We may raise these additional funds through equity or debt financings. If we raise funds by selling equity, our stockholders' interest may be diluted. Any debt financings may contain restrictive terms that limit our operating flexibility. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or product candidates. This could have a material adverse effect on our business, financial condition and results of operations.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF OUR FUTURE RESULTS.

Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

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

As a result, we believe that comparing financial results for one period against another period is not necessarily meaningful, and you should not rely on our results of operations in prior periods as an indication of our future performance. Also, if our results of operations for a period deviate from the levels expected by securities analysts and investors, it could have a material adverse effect on the market price of our common stock.

WE ARE HEAVILY DEPENDENT ON OUR LEAD PRODUCT CANDIDATE, T-20.

T-20 is our lead product candidate and our only candidate that has been tested in humans. Our success will depend, to a great degree, on the success of T-20. In particular, we must be able to:

o        establish the safety and efficacy of T-20 in humans,

o        obtain regulatory approvals so that we can commercialize T-20,

o establish relationships for the commercial-scale production of T-20 at an acceptable cost and with the appropriate quality, and

o successfully market T-20 and achieve acceptance of T-20 by the medical community, including health care providers and third-party payors.

We may rely on our collaborative partners in connection with many of these matters. We may not be able to control the amount or timing of resources that our partners may devote to these matters. If we or our collaborative partners fail to successfully develop and commercialize T-20, our business, financial condition and results of operations will be materially and adversely affected.

WE FACE MANY UNCERTAINTIES RELATING TO OUR HUMAN CLINICAL TRIAL RESULTS AND CLINICAL TRIAL STRATEGY.

In order to obtain the regulatory approvals that we need to sell commercially any of our product candidates, we must demonstrate that each product candidate is safe and effective for use in humans for each target indication. We attempt to demonstrate this through preclinical testing and clinical trials for each product candidate. This is a very complex and lengthy process. To date, we have conducted initial preclinical testing of some of our product candidates and a Phase I/II clinical trial of T-20 that enrolled 16 patients. We have also recently completed a Phase II clinical trial of T-20 involving 78 patients.

Because these clinical trials have been limited to a relatively small number of patients, we cannot assure you that the results of these early clinical trials will support further clinical trials of T-20. We may not be able to demonstrate that potential product candidates that appeared promising in preclinical testing and early clinical trials will be safe or effective in advanced clinical trials that involve larger numbers of patients. We also cannot assure you that the results of the clinical trials we have conducted and still intend to conduct will support our applications for regulatory approval. As a result, our product development programs may be curtailed, redirected or eliminated at any time.

We may redesign, delay or cancel our preclinical testing and clinical trials, for some or all of the following reasons:

o unanticipated, adverse or ambiguous results from our preclinical testing or clinical trials,

o        undesirable side effects which delay or extend the trials,

o our inability to locate, recruit and qualify a sufficient number of patients for our trials,

o difficulties in manufacturing sufficient quantities of the particular product candidate or any other components needed for our preclinical testing or clinical trials,

o        regulatory delays or other regulatory actions,

o        change in the focus of our development efforts, and

o        reevaluation of our clinical development strategy.

Accordingly, our clinical trials may not commence or proceed as anticipated. This would have a material adverse effect on our business, financial condition and results of operations.

HIV MAY DEVELOP RESISTANCE TO OUR DRUG CANDIDATES.

HIV is prone to genetic mutations. These mutations have produced strains of HIV that are resistant to currently-approved therapeutics. The HIV virus may develop similar resistance to our viral fusion inhibitor therapeutics, including T-20 and T-1249. This could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE NO EXPERIENCE MANUFACTURING PHARMACEUTICAL PRODUCTS.

The manufacture of pharmaceutical products requires significant expertise and capital investment. We have no experience in manufacturing pharmaceuticals, no commercial manufacturing capacity and only have limited experience in manufacturing process development. As a result, we have elected to work with third-party contract manufacturers to supply quantities of T-20 to be used in currently planned clinical trials. We expect to rely on third-party manufacturers throughout the clinical and initial commercialization phases of T-20 development. We may not be able to maintain relationships with these third-party manufacturers. Our dependence on third parties for the manufacture of products and product candidates could have a material adverse effect on our business, financial condition and results of operations.

WE FACE RISKS ASSOCIATED WITH MANUFACTURING T-20 AND T-1249.





Peptide-based therapeutics are difficult and expensive to manufacture. We, and our third-party manufacturers, are currently using a novel method to manufacture T-20. This chemical methodology is inherently complex. We may not be able to manufacture T-20 or T-1249 on a cost-effective basis or develop an alternative, more efficient manufacturing method for T-20, T-1249 or any of our other peptide product candidates. In addition, commercial production of T-20 will require raw materials in amounts substantially greater than those being used in the current manufacturing campaigns. We may not be able to obtain these materials in sufficient quantities or on a cost-effective basis to support the commercial manufacture of T-20. If we are unable to manufacture T-20 or T-1249 on a cost-effective basis or are unable to obtain the necessary quantities of raw materials, our business, financial condition and results of operations will be materially and adversely affected.

OUR BUSINESS IS BASED ON NOVEL TECHNOLOGY AND IS HIGHLY RISKY AND UNCERTAIN.

Our product development programs are based on novel technology. Our technology platform is designed to discover product candidates which treat viral infection by inhibiting viral fusion, a process which prevents the virus from fusing to the cell, thereby preventing the virus from entering the cell and replicating. We are not aware of any other approved antiviral pharmaceutical products that target the inhibition of viral fusion. Accordingly, developing products that use this novel approach is highly risky and uncertain. Our products could:

o        experience unanticipated developments or clinical or regulatory delays,

o        produce unexpected adverse side effects, or

o        provide inadequate therapeutic effectiveness.

Any of these could slow or suspend our product development efforts. If any of these unanticipated results occurs, it could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to use our novel technology platform to discover and successfully develop any commercially viable products. We may not be able to complete our research or product development efforts for any particular product candidate, or develop any product candidates that will prove to be safe and effective. We may not be able to obtain the required regulatory approvals for any products. Our development programs are subject to the risks inherent in the development of new products using new technologies and approaches. We may encounter unforeseen problems with these technologies or applications and technological challenges in our research and development programs that we may not be able to resolve.

WE ARE DEPENDENT ON THIRD-PARTY CONTRACT RESEARCH ORGANIZATIONS.

We have engaged, and intend to continue to engage, third-party contract research organizations to perform some functions for us related to the development of our product candidates. We typically design our clinical trials, but rely on these contract research organizations to actually conduct the clinical trials. The failure by the contract research organizations to perform our clinical trials satisfactorily or their breach of their obligations to us could delay or prevent the commercialization of our product candidates. This would have a material adverse effect on our business, financial condition and results of operations.

Because we rely on third-party contract research organizations, our preclinical testing or clinical trials may not begin or be completed on the dates we estimate for them. Any delays in our testing and trials could delay regulatory approval for or commercialization of our product candidates. These delays could:

o        increase our operating expenses,

o        cause us to need additional capital,

o        divert management's time and attention, and

o        create adverse market perception about us and our product candidates.

WE HAVE NO SALES, MARKETING OR DISTRIBUTION CAPABILITIES.

We have no experience in sales, marketing or distribution of pharmaceuticals and currently have no personnel employed in any of these capacities. We may develop these capabilities in certain areas in the future. We may rely on marketing partners or other arrangements with third parties which have established distribution systems and direct sales forces for the sales, marketing and distribution of products. In the event that we are unable to reach agreement with one or more marketing partners we may be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms, if at all. This would have a material adverse effect on our business, financial condition and results of operations.

If we establish sales, marketing or distribution arrangements with other parties, they may have significant control over important aspects of the commercialization of our products including:

o        market identification,

o        marketing methods,

o        pricing,

o        composition of sales force, and

o        promotional activities.

We may not be able to control the amount or timing of resources that any third party may devote to our products.

OUR STOCK PRICE IS HIGHLY VOLATILE.

Our stock price has fluctuated substantially since our initial public offering, which was completed in October 1997. The market price of our common stock, like that of the securities of many other biotechnology and pharmaceutical companies, is likely to remain highly volatile.

Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, in the past, class action lawsuits have often been instituted against biotechnology and pharmaceutical companies following periods of volatility in the market price of these companies' stock. If litigation were instituted against us on this basis, it could result in substantial costs and would divert management's attention and resources. This would have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON COLLABORATIONS AND LICENSES WITH OTHERS.

We have entered into license and other agreements and may enter into additional agreements with partners or collaborators to assist us in:

o        seeking regulatory approval for our product candidates, and

o developing, manufacturing and commercializing some of our product candidates.

         Accordingly, our success will depend, in part, on our partners' success in:

o        performing preclinical testing and clinical trials,

o        obtaining the requisite regulatory approvals,

o        scaling up manufacturing,

o successfully commercializing the product candidates we license to them, and

o        otherwise performing their obligations.

We may not be able to maintain our existing collaborative arrangements or enter into arrangements in the future on terms that are acceptable to us. Moreover, our partners may not perform their obligations under our agreements with them and may choose to compete with us by seeking alternative means of developing therapeutics for the diseases we have targeted. In addition, we may not be able to:

o obtain proprietary rights, or licenses under the proprietary rights which belong to others, for any technology or product candidates developed through these arrangements, or

o protect the confidentiality or prevent the disclosure of any proprietary rights and information developed in our collaborative arrangements.

We currently have an agreement with Duke University pursuant to which we have received an exclusive, worldwide, royalty-free license to certain discoveries and inventions, including patent rights, in the field of antiviral therapeutics that have been developed by certain researchers at Duke University. The license for the Duke inventions, including T-20, terminates upon the last-to-expire patent covering such inventions. Duke University may terminate the agreement if we fail to perform our obligations under the agreement, which include pursuing the development of the technologies licensed to us, or if we engage in fraud, willful misconduct or illegal conduct. If Duke University were to terminate the agreement, we would lose our license granted under that agreement. This would have a material and adverse effect on our business, financial condition and results of operations.

The Duke agreement also provides that our license includes certain rights to discoveries and inventions developed before February 2000. We cannot assure you that we will be able to amend the Duke agreement to obtain discoveries and inventions made beyond February 2000. This could have a material and adverse effect on our business, financial condition and results of operations. The licenses that have already been granted to us under the agreement, including the license for T-20, will not be affected by our inability to amend the Duke agreement.

In the future, we may find that we need additional licenses from these or other parties to effectively develop potential product candidates. We may not be able to maintain our existing license agreements or obtain additional licenses on acceptable terms.

THERE IS UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM MEASURES WHICH COULD LIMIT THE AMOUNT WE WILL BE ABLE TO CHARGE FOR OUR PRODUCTS.

In the United States and elsewhere, sales of prescription drugs are dependent, in part, on the consumer's ability to be reimbursed for the cost of the drugs by third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. As a result, third-party payor reimbursements may not be available or may not be available at a level that will allow us or our potential collaborative partners to sell our products on a competitive basis.

Economic, political and regulatory influences, including the efforts of governments and third-party payors to contain or reduce the cost of health care through various means, will continue to affect the business and financial condition of pharmaceutical companies. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. Because of the high cost of the treatment of HIV, many state legislatures are reassessing reimbursement policies for this therapy. In addition, an increasing emphasis in the United States to reduce the overall costs of health care through managed care has and will continue to increase the pressure on pharmaceutical pricing. We cannot predict whether legislative or regulatory proposals will be adopted or the effect that those proposals or managed care efforts may have. However, there is a risk that the announcement and/or adoption of these types of proposals or efforts could have a material adverse effect on our business, financial condition and results of operations.

THERE IS UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS.

Our success will depend, in part, on our ability and the ability of our licensors to obtain and to keep protection for our products and technologies under the patent laws of the United States and other countries, so that we can prevent others from using our inventions. Our success also will depend on our ability to prevent others from using our trade secrets. In addition, we must operate in a way that does not violate the patent, trade secret, or other intellectual property rights of other parties.

The pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. We have obtained rights to certain patents and patent applications and may, in the future, seek rights from third parties to additional patents and patent applications. For further information regarding licenses we have obtained from third parties, see "Business -- Licensing and Collaborative Agreements."

The standards used by the U.S. Patent and Trademark Office and the patent offices of other countries to grant patents may change. Consequently, we cannot be certain as to the type and extent of patent claims that may be issued to us in the future.

The standards which courts use to interpret patents may change, particularly as new technologies develop. Consequently, we cannot be certain as to how much protection, if any, will be given to patents owned or licensed by us, if they are challenged in court. If we choose to go to court to stop someone else from using the inventions claimed in these patents, that individual or company has the right to ask the court to rule that the patents are invalid and should not be enforced against them. Such lawsuits are expensive and will consume time and other resources, even if we are successful in stopping the violation of the patents. In addition, there is a risk that the court will decide that some or all of the claims of these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also a risk that, even if the validity of the patents is upheld, the court will refuse to stop the other party on the grounds that its activities are not covered by the patent claims.

In addition, a third party may claim that we are using inventions covered by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research and development and the manufacture and sale of products. Such lawsuits are expensive and will consume time and other resources. There is a risk that the court will decide that we are violating the third party's patent and will order us to pay the other party damages for having violated their patent. There is also a risk that the court will order us to stop the activities covered by the patent. In this case, we may attempt to obtain a license from the third party so that we may continue to use the invention. However, we cannot assure you that if this occurs we would be able to obtain the licenses we need or that we could negotiate the licenses on terms acceptable to us, or at all.

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

The occurrence of these risks could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION; OUR PRODUCTS MAY NOT RECEIVE REGULATORY APPROVAL.

Human pharmaceutical products must undergo lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. To have a product candidate approved, we must establish that the product candidate is safe and effective for each target indication. The FDA must confirm that we and our clinical testing and manufacturing partners maintained good laboratory, clinical and manufacturing practices. The regulatory approval process typically takes a number of years, depending on the type, complexity and novelty of the pharmaceutical product. Because of the considerable time and expense required, this process gives larger companies with greater financial resources a competitive advantage over us.

To date, none of our product candidates has been submitted for approval by the FDA or any other regulatory authority for commercialization. Our products may never be approved by the FDA or any other regulatory authority. T-20 has received fast track designation from the FDA for the treatment of HIV-infected individuals. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease, and this designation is intended to expedite the review of these drugs. However, fast track designation does not, in any way, mean that T-20 will be approved for commercialization by the FDA in the future.

Our estimates of future regulatory submission dates may prove to be inaccurate. Our regulatory submissions can be delayed or we may cancel plans to submit proposed products for a number of reasons, including:

o        unanticipated preclinical testing or clinical trial reports,

o        changes in regulations, or the adoption of new regulations,

o        unanticipated enforcement of existing regulations,

o        unexpected technological developments, and

o        developments by our competitors.

Consequently, we cannot assure you that our anticipated submissions will be made on their target dates, or at all. Delays in these submissions would have a material adverse effect on our business, financial condition and results of operations.

A number of federal, state and local laws regulate safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents. We must comply with these laws. We use some of these hazardous substances in our product development programs. It is expensive and time-consuming to comply with these laws. If we fail to comply, our business, financial condition and results of operations could be materially and adversely affected.

WE FACE INTENSE COMPETITION.

We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. We expect that new developments in the areas in which we are conducting our research and development will continue at a rapid pace in both industry and academia.

If we successfully develop our product candidates and gain approval for those products, they will compete with numerous existing therapies. For example, at least 16 drugs are currently approved for the treatment of HIV. We also believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. We expect to face intense and increasing competition in the future as these new products enter the market and advanced technologies become available. Even if we are able to successfully develop T-20 or T-1249 and either product candidate receives regulatory approval, we cannot assure you that existing or new products for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold, than T-20, T-1249 or any other therapeutic for HIV that we may develop.

Many of our competitors have significantly greater financial, technical, human and other resources than we do. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the value of their inventions and are more actively seeking to commercialize the technology they have developed.

Several factors will help determine whether we will be able to compete successfully in our market, including the following:

o        the safety and effectiveness of our products,

o the speed with which we can gain regulatory approval for our products and the scope of those approvals,

o our ability to manufacture, sell, market and distribute our products, or to find someone else to handle these functions for us in a timely and cost-efficient manner,

o        the availability of reimbursement coverage for our products,

o        our ability to offer our products at a competitive price, and

o the strength of our patents and the speed with which we can obtain patents on our products and technologies.

We may not be able to effectively compete with our competitors in some or all of these areas. This could have a material adverse effect on our business, financial condition and results of operations.

WE USE HAZARDOUS MATERIALS.

We use hazardous materials, chemicals, viruses and various radioactive compounds in our product development programs. We believe that our handling and disposal of these materials comply with the standards prescribed by state and federal regulations, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were such an accident or injury, we could be held liable for any damages or penalized with fines. The amount of the liability and fines could exceed our resources. Additionally, if we develop internal manufacturing capability, we may incur substantial additional costs to comply with environmental regulations.

WE ARE EXPOSED TO PRODUCT LIABILITY RISKS.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. We cannot assure you that product liability claims will not be asserted against us. In addition, the use in our clinical trials of pharmaceutical products that our potential collaborators may develop and the subsequent sale of these products by us or our potential collaborators may cause us to bear a portion of product liability risks. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We do not currently have any product liability insurance relating to clinical trials or any products or compounds we have or may develop. We cannot assure you that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our collaborators or licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND UPON CERTAIN KEY PERSONNEL AND FACE RISKS RELATING TO OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

We depend on members of our senior management and scientific staff, including Dr. Dani P. Bolognesi, our Chief Executive Officer and Chief Scientific Officer. Dr. Bolognesi has limited experience acting as an executive officer at a company such as ours, and has held this position at Trimeris only since March 1999.

The future recruitment and retention of management personnel and qualified scientific personnel is also critical to our success. We cannot be certain that we will attract and retain qualified personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced management personnel and scientists. In addition, we rely on scientific advisors and other consultants to assist us in formulating our research and development strategy. These consultants are employed by other parties and may have commitments to, or advisory or consulting agreements with, other entities, which may limit their availability to us.

WE MAY BE ADVERSELY AFFECTED BY YEAR 2000 ISSUES.

Beginning on January 1, 2000, some computer systems and software will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. We have adopted a

Year 2000 compliance plan and formed a team to identify and resolve any Year 2000 issues that may affect our business. The plan includes identifying all critical applications, including those of vendors and suppliers, assessing their compliance with Year 2000 issues, and developing contingency plans for any non-compliant critical applications.

We expect to complete our review and assessment of all critical systems and applications by mid-1999. To date, we have not identified any critical applications or vendors that are Year 2000 non-compliant. Our most significant Year 2000 risk is that the systems of other parties on which we rely, specifically our key suppliers, will not be compliant on a timely basis. This could result in a disruption in our business or cause us to incur significant expenses to remedy any problems. In addition, we may encounter some unexpected costs or encounter delays during the completion of our Year 2000 plan. These costs or delays could have a material adverse effect on our business, financial condition and results of operations.

FUTURE SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT OUR STOCK PRICE.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after this offering, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS.

Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders.

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

This 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and industry. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks and uncertainties discussed above and elsewhere in this 10-Q. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at March 31, 1999. All of our investments mature in eighteen months or less.

                                                Carrying               Average
                                                 Amount                Interest
                                               (thousands)               Rate
                                               ----------             ---------

Cash equivalents - fixed rate                    $ 9,730                 5.38 %
Short-term investments - fixed rate                4,151                 6.35 %
Overnight cash investments - fixed rate              303                 4.49 %
                                             -----------             ----------


Total investment securities                     $ 14,184                 5.64 %
                                                ========             ==========

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Use of Proceeds:

                  The following information updates and supplements the information regarding use of proceeds originally filed in our Form 10-Q for the quarter ended September 30, 1997, as amended to date. Through March 31, 1999, we have expended approximately $20,550,000 of the total net proceeds from our initial public offering of $34,532,000 for working capital. The unused proceeds of $13,982,000 are invested in temporary investments, primarily short-term corporate debt securities. All proceeds used or invested were direct or indirect payments to others or payments to directors and officers in the ordinary course of business.. This use of proceeds does not represent a material change in the use of proceeds described in our prospectus filed as a part of the registration statement for our initial public offering.

Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and such list is incorporated herein by reference.

         (b)  Reports on Form 8-K

              We filed a report on Form 8-K on March 15, 1999 under Item 5 describing certain changes in management. On March 12, 1999, Dr. Dani P. Bolognesi was appointed Chief Executive Officer and Chief Scientific Officer, and Matthew A. Megaro was appointed President and remains Chief Financial Officer.

              We filed a report on Form 8-K on March 26, 1999 under Item 5 describing certain changes in our Board of Directors. Jeffrey M. Lipton was named Vice Chairman of our Board of Directors and will assume the chairmanship of our Board at the Annual Meeting of Stockholders on June 23, 1999. Dr. Jesse I. Treu, our current Chairman of the Board, will be stepping down from the Chairmanship, but will seek re-election to the Board at the Annual Meeting of Stockholders on June 23, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Trimeris, Inc.
                                                   (Registrant)



May 14, 1999                            By:  /s/  DANI P. BOLOGNESI
------------                                ---------------------------
                                             Dani P. Bolognesi
                                             Chief Executive Officer,
                                             and Chief Scientific Officer


May 14, 1999                            By:  /s/  MATTHEW A. MEGARO
------------                                ---------------------------
                                            Matthew A. Megaro
                                            President,
                                            Chief Financial Officer,
                                            and Secretary (Principal Accounting
                                            and Financial Officer)

                                  EXHIBIT INDEX





Number                            Description
------                            -----------


10.1                              Employment Termination and General
                                  Release Agreement between Trimeris and M. Ross Johnson dated April 13, 1999

10.2                              Chief Executive Employment Agreement
                                  between Trimeris and Dani P. Bolognesi dated
                                  April 21, 1999

11.1                              Computations of Basic Loss Per Share

27.1                              Financial Data Schedule