Form 10-Q
period 1999-06-30
TRIMERIS INC
filed 1999-08-13
CIK 911326

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


[ x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No




The number of shares outstanding of the registrant's common stock as of August 12, 1999 was 13,683,499

                                TRIMERIS, INC.
                        (A Development Stage Company)
                                  FORM 10-Q

                    For the Six Months Ended June 30, 1999

                                    INDEX

PART 1.   FINANCIAL INFORMATION                                     Page
_______________________________                                     ----

Item 1.   Financial Statements
          ____________________

          Balance Sheets as of June 30, 1999 (unaudited) and
          December 31, 1998                                           1

          Statements of Operations (unaudited) for the Three
          and Six Months Ended June 30, 1999 and 1998 and Period
          From Inception (January 7, 1993) Through June 30, 1999      2

          Statements of Cash Flows (unaudited) for the Six Months
          Ended June 30, 1999 and 1998 and Period From Inception
          (January 7, 1993) Through June 30, 1999                     3

          Notes to Financial Statements (unaudited)                   4

Item 2.   Management's Discussion and Analysis of Financial
          ________________________________________________

          Condition and Results of Operations                         6
          ___________________________________
Item 3.   Quantitative and Qualitative Disclosures About
          _______________________________________________
          Market Risk                                                12
          ___________
PART 2.   OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                          13
          -----------------
Item 2.   Changes in Securities and Use of Proceeds                  13
          -----------------------------------------

Item 3.   Defaults Upon Senior Securities                            13
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders        13
          ---------------------------------------------------

Item 5.   Other Information                                          14
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                           14
          --------------------------------

Signature Page                                                       15
--------------

Exhibit Index                                                        16
-------------

                        PART 1. FINANCIAL INFORMATION
                        -----------------------------

Item 1.  Financial Statements
         --------------------
                                TRIMERIS, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS
                       (in thousands, except par value)


                                                December 31,   June 30,
                                                  1998          1999
                                                  ----          ----
                                                             (unaudited)
Assets
Current assets:
  Cash and cash equivalents                    $   16,920   $  28,825
  Short-term investments                            3,256      13,009
  Accounts receivable                                  68          26
  Prepaid expenses                                    321         344
                                                 --------     -------
   Total current assets                            20,565      42,204

Property, furniture and equipment, net              1,598       2,040
                                                 --------     -------
Other assets:
  Exclusive license agreement, net                     27          26
  Patent costs, net                                   534         600
  Equipment deposits                                  147         171
  Other, net                                            1           0
                                                 --------     -------
   Total other assets                                 709         797
                                                 --------     -------
   Total assets                                  $ 22,872     $45,041
                                                 ========     =======

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                               $  1,176     $ 1,404
  Current installments of capital lease
  obligations                                         471         439
  Accrued compensation                                829       1,311
  Accrued expenses                                  1,527       2,219
                                                ---------    --------
   Total current liabilities                        4,003       5,373
Capital lease obligations, less current
installments                                          853         618
                                                ---------    --------
   Total liabilities                                4,856       5,991
                                                 --------     -------
Commitments and contingencies
Stockholders' equity:
  Series A, B, C, and D preferred stock at
  $.001 par value per share, 10,000
  shares authorized, zero shares issued
  and outstanding at December 31, 1998
  and June 30, 1999 (unaudited)                       --          --
  Common Stock at $.001 par value per share,
  30,000 shares authorized, 10,637
  and 13,675 shares issued and outstanding
  at December 31, 1998 and
  June 30, 1999 (unaudited)                           11          14
  Additional paid-in capital                       68,406     100,66O
  Deficit accumulated during the
development stage                                 (48,395)    (60,092)
  Deferred compensation                            (1,788)     (1,422)
  Notes receivable from stockholders                 (218)       (110)
                                                ---------    --------
   Net stockholders' equity                        18,016      39,050
                                                ---------    --------
   Total liabilities and stockholders' equity   $  22,872    $ 45,041
                                                  =========   ========

               See accompanying notes to financial statements.

                                TRIMERIS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                 (unaudited)


                                                                                Cumulative
                                                                                From Inception
                                    Three Months           Six Months          (January 3, 1993)
                                   Ended June 30,        Ended June 30,          To June 30,
                                   1998       1999      1998           1999        1999
                                   ----       ----      ----           ----       ----
Revenue                        $     85    $   --      $    175    $     81    $  1,034
                               --------    --------    --------    --------    --------

Operating expenses:
  Research and development .      4,650       5,075       7,233       9,039      47,790
  General and administrative      1,187       1,469       2,227       3,142      15,170
                               --------    --------    --------    --------    --------

   Total operating
     expenses                     5,837       6,544       9,460      12,181      62,960
                               --------    --------    --------    --------    --------

Operating loss                   (5,752)     (6,544)     (9,285)    (12,100)    (61,926)
                               --------    --------    --------    --------    --------

Other income (expense):
  Interest income                   454         257       1,038         488       2,949
  Interest expense                  (32)        (43)        (50)        (85)     (1,115)
                               --------    --------    --------    --------    --------
                                    422         214         988         403       1,834
                               --------    --------    --------    --------    --------
  Net loss                     $ (5,330)   $(6,330)    $ (8,297)   $(11,697)   $(60,092)
                               ========    ========    ========    ========    ========

Basic net loss per share       $  (0.50)   $  (0.54)   $  (0.78)   $  (1.05)
                              ==========   ========    ========    ========

Weighted average
  shares used in per share
  computations                   10,632      11,621      10,627       11,170
                                 ======      ======      ======       ======

               See accompanying notes to financial statements.

                                TRIMERIS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                  Cumulative
                                                                                From Inception
                                                            Six Months Ended    (January 3, 1993)
                                                                 June 30,           To June 30,
                                                             1998       1999         1999
                                                             ----       ----         ----
Cash flows from operating activities:
  Net loss                                              $ (8,297)   $(11,697)    (60,092)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Depreciation                                              239         413       3,208
   Other amortization                                         10          10          59
   Amortization of deferred compensation                     300         366       1,459
   401(K) plan stock match                                    --          --         236
   Provision for equipment held for resale                    --          --          61
   Stock issued for consulting services                       --          --           5
   Stock issued to repay interest on notes to
     stockholders                                             --          --         195
   Debt issued for research and development                   --          --         194
   Loss on disposal of property and equipment                 --          --          16
  Changes in operating assets and liabilities:
     Accounts receivable and loans to employees               (9)         42         (26)
     Prepaid expenses                                         (9)        (23)       (344)
     Other assets                                            (30)        (32)       (180)
     Accounts payable                                       (513)        228       1,404
     Accrued compensation                                   (130)        482       1,311
     Accrued expenses                                        (34)        692       2,129
                                                        --------    --------    --------
      Net cash used by operating activities               (8,473)     (9,519)    (50,365)
                                                        --------    --------    --------
Cash flows from investing activities:
  Purchases of short-term investments                     (1,031)     (9,753)    (13,009)
  Purchases of property and equipment                       (130)       (855)     (1,702)
  Equipment held for resale                                   --          --         (61)
  Organization costs                                          --          --          (8)
  Patent costs                                               (64)        (66)       (614)
                                                        --------    --------    --------
      Net cash provided (used) by investing
      activities                                          (1,225)    (10,674)    (15,394)
                                                        --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                     --          --       6,150
  Lease costs                                                 --          --         (13)
  Principal payments under capital lease obligations        (212)       (267)     (2,505)
  Proceeds from issuance of Common Stock                      --          --          31
  Proceeds from issuance of Preferred Stock                   --          --      23,896
  Proceeds from public offerings, net                         --      31,357      65,889
  Proceeds from exercise of stock options                      5         827         846
  Proceeds from employee stock purchase plan exercise        182          73         328
  Repayment of notes receivable from stockholders             --         108         158
  Stock issuance costs                                        --          --        (196)
                                                        --------    --------    --------
      Net cash provided (used) by financing
      activities                                             (25)     32,098      94,584
                                                        --------    --------    --------
Net increase (decrease) in cash and cash
equivalents                                               (9,723)     11,905      28,825
Cash and cash equivalents, beginning of period            32,557      16,920          --
                                                        --------    --------    --------
Cash and cash equivalents, end of period                $ 22,834    $ 28,825    $ 28,825
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

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 1998 financial statements and notes thereto included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 and the Company's Registration Statement on Form S-3 as declared effective by the Securities and Exchange Commission on May 26, 1999.

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

3. STATEMENTS OF CASH FLOWS

  Interest of approximately $50,000 and $85,000 was paid during the six months ended June 30, 1998 and 1999, respectively. Capital leases of $760,000 and $0 were incurred for the six months ended June 30, 1998 and 1999, respectively for the purchase of new furniture and equipment.

4. PUBLIC OFFERINGS OF STOCK

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

  In June 1999, the Company closed a public offering of common stock at $11.75 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters' over-allotment option, were approximately $31.4 million after deducting applicable issuance costs and expenses.

5.    STOCK SPLIT

  Effective July 11, 1997, the Company declared a one for eight and one-half reverse stock split for common stockholders. This stock split has been retroactively applied and all periods presented have been restated.

6.    SUBSEQUENT EVENT

      In July 1999, the Company announced an agreement with Hoffmann-La Roche to develop and market T20 and T1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for the two fusion inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche will make an initial cash payment to the Company of $10 million and up to an additional $78 million in cash and funding upon achievement of developmental, regulatory and commercial milestones.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

   This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of our Form 10-Q for the three months ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999 and our Registration Statement on Form S-3 as declared effective by the Securities and Exchange Commission on May 26, 1999. These factors include, but are not limited to: that we are an early stage company with an uncertain future; that we have never made money and expect our losses to continue; that we will need to raise additional funds in the future; that our quarterly operating results are subject to fluctuations and you should not rely on them as an indication of our future results; that we are heavily dependent on our lead product candidate, T20; that we face many uncertainties relating to our human clinical trial results and clinical trial strategy; that HIV may develop resistance to our drug candidates; that we have no experience manufacturing pharmaceutical products; that we face risks associated with manufacturing T20 and T1249; that our business is based on novel technology and is highly risky and uncertain; that we are dependent on third-party contract research organizations; that we have no sales, marketing or distribution capabilities; that our stock price is highly volatile; that we depend on collaborations and licenses with others; that there is uncertainty relating to third-party reimbursement and health care reform measures which could limit the amount we will be able to charge for our products; that there is uncertainty regarding patents and proprietary rights; that we are subject to extensive government regulation; that our products may not receive regulatory approval; that we face intense competition; that we use hazardous materials; that we are exposed to product liability risks; that we depend upon certain key personnel and face risks relating to our ability to attract and retain key personnel; that we may be adversely affected by Year 2000 issues; that future sales of common stock by our existing stockholders could adversely affect our stock price; and that we have implemented certain anti-takeover provisions. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

OVERVIEW

      We began our operations in January 1993 and are a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

o the development, patenting, preclinical testing and clinical trials of T20,

o     the development of a manufacturing process for T20,

o     production of drug material for future clinical trials, and

o research and development and preclinical testing of other potential product candidates.

   We have lost money since inception and, as of June 30, 1999, had an accumulated deficit of approximately $60.1 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, and an investigative contract and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.




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

o     the status of our research and development activities,

o     product   candidate   discovery  and  development   efforts,   including
      preclinical testing and clinical trials,

o     the timing of regulatory actions,

o the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

o our ability to work with Hoffmann-LaRoche to manufacture, develop, sell, market and distribute T20 and T1249,

o     technological and other changes in the competitive landscape,

o changes in our existing research and development relationships and strategic alliances,

o evaluation of the commercial viability of potential product candidates, and

o     other factors, many of which are outside of our control.

   As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or our collaborative partners' ability to successfully develop and obtain regulatory approval for T20 and other product candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.


RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUE. Total revenue was $85,000 for the three months ended June 30, 1998 and was entirely derived from SBIR grants. There was no revenue for the three months ended June 30, 1999 due to the completion of the SBIR grant.


RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $4.7 million and $5.1 million for the three months ended June 30, 1998 and 1999, respectively. Expenses increased during the three months ended June 30, 1999 because we:

o  initiated a Phase II clinical trial for T20,

o  initiated a Phase I clinical trial for T1249, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

Total research personnel were 43 and 47 at June 30, 1998 and 1999, respectively. We expect research and development expenses to increase substantially in the future due to:

o     continued preclinical research and testing of product candidates,

o     expanded clinical trials for T20, T1249 and other product candidates,

o     the manufacture of drug material for these trials, and

o     increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $1.2 million and $1.5 million for the three months ended June 30, 1998 and 1999, respectively. Expenses increased during the three months ended June 30, 1999 because we:

o     added personnel to support our growth, and

o     incurred professional fees in the patent application process.

We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $422,000 and $214,000 for the three months ended June 30, 1998 and 1999, respectively. The decrease was due to decreased interest income because of lower cash and investment balances during 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUE. Total revenue was $175,000 and $81,000 for the six months ended June 30, 1998 and 1999, respectively and was entirely derived from SBIR grants.


RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $7.2 million and $9.0 million for the six months ended June 30, 1998 and 1999, respectively. Expenses increased during the six months ended June 30, 1999 because we:

o completed one Phase II clinical trial and initiated two additional Phase II clinical trials for T20,

o completed preclinical studies, filed an IND and initiated a Phase I clinical trial for T1249, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

Total research personnel were 43 and 47 at June 30, 1998 and 1999, respectively. We expect research and development expenses to increase substantially in the future due to:

o  continued preclinical research and testing of product candidates,

o  expanded clinical trials for T20, T1249 and other product candidates,

o  the manufacture of drug material for these trials, and

o  increased number of personnel needed to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $2.2 million and $3.1 million for the six months ended June 30, 1998 and 1999, respectively. Expenses increased during the six months ended June 30, 1999 because we:

o     accrued severance costs for our former Chief Executive Officer,

o     initiated and completed market research on the sales potential of T20,

o     added personnel to support our growth, and

o     incurred professional fees in the patent application process.

We expect administrative expenses to increase in the future to support the expansion of product development activities.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $988,000 and $403,000 for the six months ended June 30, 1998 and 1999, respectively. The decrease was due to decreased interest income because of lower cash and investment balances during 1999.


Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering in October 1997 and a public offering of common stock in June 1999. Net cash used by operating activities was $8.5 million and $9.5 million for the six months ended June 30, 1998 and 1999, respectively. The cash used by operating activities was used primarily to fund research and development relating to T20, T1249, and other product candidates. Cash used by financing activities was $1.2 million and $10.7 million for the six months ended June 30, 1998 and 1999, respectively. The increase for the six months ended June 30, 1999 was due to the purchase of short-term investments as a result of a our public offering of common stock in June 1999.

   As of June 30, 1999, we had $41.8 million in cash and cash equivalents and short-term-investments, compared to $20.2 million as of December 31, 1998. The increase is primarily a result of the closing of a public offering of common stock in June 1999 which resulted in net proceeds of approximately $31.4 million, less cash used by operating activities.

   We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. We have expended, and expect to continue to expend in the future, substantial funds to pursue our product candidate and compound discovery and development efforts, including:

o expenditures for clinical trials of T20, T1249 and other product candidates,

o research and development and preclinical testing of other product candidates,

o     manufacture of drug material, and

o     the development of our proprietary technology platform.

   As of June 30, 1999, we had commitments of approximately $9 million to purchase product candidate materials and fund various clinical studies, and expect to expend approximately $750,000 in capital expenditures during the remainder of 1999. The majority of these expenditures will be shared equally by Hoffmann-La Roche under a development and license agreement signed in July 1999. Under this development and license agreement, we are obligated to share equally the future development expenses for T20 and T1249 for the United States and Canada. Our share of these expenditures may be financed with capital or operating leases, debt or working capital. We expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through 1999. We believe that substantial additional funds will be required after 1999.

   If adequate funds are not available, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Hoffmann-La Roche. In addition, we will be required to obtain additional funds, which may be raised through equity or debt financings. If we raise funds by selling equity, our stockholders' interest may be diluted. Any debt financings may contain restrictive terms that limit our operating flexibility. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or product candidates or to reduce our share of potential profits. This could have a material adverse effect on our business, financial condition or results of operations.


YEAR 2000 COMPLIANCE

  STATE OF READINESS. We have adopted a Year 2000 compliance plan and formed a team to identify and resolve any Year 2000 issues that may affect our business. Our compliance plan has four phases: inventory, assessment, remediation and testing. We have completed an inventory of all of our computer systems, computer-related equipment and equipment with embedded processors. We are currently in the process of assessing those systems. We have completed this assessment with respect to most of our systems and expect to complete our assessment of the remaining systems by September 1999. Although we cannot control whether and how third parties will address the Year 2000 issue, we have contacted our critical vendors and suppliers to assess their ability to ensure smooth delivery of products without disruptions caused by Year 2000 problems. In the course of our assessment, we have not yet identified any Year 2000 issues that would affect our ability to do business; however, our assessment is not complete, and there can be no assurance that there are no Year 2000 issues that may affect us. Once we complete the assessment phase, we will prioritize and implement necessary repairs or replacements to equipment and software to achieve Year 2000 compliance. We expect to complete this phase by October 1999. The final phase will consist of a testing program for all repairs. We anticipate that all testing will be completed by November 1999.

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

   CONTINGENCIES. We have not yet developed a contingency plan to address what would happen in the event we are unable to address the Year 2000 issue. The contingency plan is expected to be completed after the assessment of vendor and customer responses is completed.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

CLINICAL DEVELOPMENT

   The following discussion highlights certain aspects of our on-going and planned clinical development programs. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

   T20

      PHASE II - T20-205

   In March 1999, we initiated a roll-over Phase II trial to continue T20 therapy for patients who participated in the earlier clinical trials of T20. The primary purpose of this trial is to collect data relating to the safety of long-term administration of T20. Patients in this trial will add T20 to their individualized anti-HIV drug combinations and will remain on therapy for as long as they demonstrate acceptable safety and antiviral responses. Approximately three quarters of the patient population eligible for enrollment enrolled in this study. We expect to have our initial long-term safety data from this trial in the third quarter of 1999.

      PHASE II - T20-204 (PEDIATRIC)

   In cooperation with the Division of AIDS of the National Institute of Allergy and Infectious Diseases, we are planning to commence a clinical trial in 1999 to assess the safety, pharmacokinetics and preliminary antiviral activity of T20 in children. We expect to enroll 12 HIV-infected children. We expect to begin this pediatric trial in the third quarter of 1999 and complete it by early 2000. We will use the results from this trial to design larger scale pediatric trials that we expect to commence following culmination of the safety and pharmacokinetic trial.

      PHASE II - T20-206

   In June 1999, we initiated a Phase II trial that should assess the long-term safety and efficacy of T20 when used in combination with other anti-HIV drugs. The trial is designed to run for 48 weeks, with formal data collection at 16 and 48 weeks. It is a multi-site, randomized, controlled comparison of three different doses of T20 in combination with a background regimen of a nucleoside RT inhibitor, a protease inhibitor and a non-nucleoside RT inhibitor. We intend to collect data from up to 68 patients who complete treatment. We expect to have our initial data from this trial in early 2000.

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

   T1249

   We are developing T1249, our second drug candidate for HIV fusion inhibition. We have filed an IND for T1249 with the FDA.

      PHASE I - T1249-101

   In June 1999, we initiated a Phase I dose escalation trial to assess the safety and pharmacokinetics of T1249. Three different daily doses of T1249 will be administered as monotherapy for 14 days to HIV-infected adults by once or twice daily subcutaneous injection. T1249-101 will enroll up to 60 HIV-infected individuals at up to eight sites in the United States.

RISK FACTORS

Our business is subject to certain risks and uncertainties. Please read the "Risk Factors" and "Business" sections of our Form 10-Q for the three months ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999 and our Registration Statement on Form S-3 as declared effective by the Securities and Exchange Commission on May 26, 1999, which highlight some of these risks. If any of these risks materialize, our business, financial condition and results of operations could be materially adversely affected.



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

   The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at June 30, 1999. All of our investments mature in eighteen months or less.

                                               Carrying           Average
                                                Amount           Interest
                                              (thousands)          Rate

Cash equivalents - fixed rate                 $ 28,571              5.15 %
Short-term investments - fixed rate             13,009              6.37 %
Overnight cash investments - fixed rate            346              4.93 %
                                           -----------        ----------


Total investment securities                   $ 41,926              5.52 %
                                           ===========         ==========

                          PART II. OTHER INFORMATION
                          --------------------------

Item 1.     Legal Proceedings
            -----------------
            None

Item 2.     Changes in Securities and Use of Proceeds
            -----------------------------------------

      (a)   Not applicable.

      (b)   Not applicable.

      (c)   Not applicable.

      (d)   Use of Proceeds:

            Initial Public Offering, October 1997

            The following information updates and supplements the information regarding use of proceeds originally filed in our Form 10-Q for the quarter ended September 30, 1997, as updated and supplemented in our subsequent periodic reports to date. The registration statement on Form S-1 (File No. 333-31109) to which this use of proceeds relates was declared effective on October 6, 1997. A subsequent registration statement on Form S-1 (File No. 333-37319) was filed pursuant to Rule 462(b) and declared effective on October 7, 1997. Through March 31, 1999, we have expended for working capital approximately $24,362,000 of the total net proceeds from our initial public offering of $34,532,000. The unused proceeds of $10,170,000 are invested in temporary investments, primarily short-term corporate debt securities. All proceeds used or invested were direct or indirect payments to others or payments to directors and officers in the ordinary course of business. This use of proceeds does not represent a material change in the use of proceeds described in our prospectus filed as a part of the registration statement for our initial public offering.



Item 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The following matters were voted upon at the Company's Annual Stockholders' Meeting held on June 23, 1999:

                                                  FOR        AGAINST    WITHHELD

      Election of the following Directors:
        Jesse I. Treu, Ph.D.                  7,646,808         N/A    1,039,604
        Charles A. Sanders, M.D.              8,569,414         N/A      116,998

      Appointment of KPMG
        LLP as independent accountants for
        the year ended December 31, 1999      8,649,777      29,552        7,083

      Amendment to the Company's Amended
        And Restated Stock Incentive Plan     5,489,863   1,279,334       19,670

Item 5.     Other Information
            -----------------
            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

       (a)   Exhibits

         The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and such list is incorporated herein by reference.

       (b)   Reports on Form 8-K

         We filed a report on Form 8-K on May 17, 1999 under Item 5 describing developments for T1249.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    Trimeris, Inc.
                                                    (Registrant)



August 13, 1999                            By:  /s/  DANI P. BOLOGNESI
---------------                                 ----------------------
                                                Dani P. Bolognesi
                                                Chief Executive Officer,
                                                and Chief Scientific Officer


August 13, 1999                            By:  /s/  MATTHEW A. MEGARO
---------------                                 ----------------------
                                                Matthew A. Megaro
                                                President,
                                                Chief Financial Officer,
                                                and Secretary (Principal
                                                Accounting and Financial
                                                Officer)

                                EXHIBIT INDEX





Number                      Description
------                      -----------


10.1 Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.)

10.2 Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999

10.3                        Registration Rights Agreement between Trimeris, Inc.
                            and Roche Finance Ltd. dated as of July 9, 1999

10.4 Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999

10.5 Sublease Agreement between Trimeris, Inc. and Blue Cross and Blue Shield of North Carolina dated
                            May 15, 1999

10.6 Lease Agreement between Hamad Jassim Althani and Blue Cross and Blue Shield of North Carolina, relating to Sublease Agreement filed as Exhibit 10.5 hereto

11.1                        Computations of Basic Loss Per Share

27.1                        Financial Data Schedule