Form 10-Q
period 1999-09-30
TRIMERIS INC
filed 1999-11-15
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to _______

        -----------------------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No




       The number of shares outstanding of the registrant's common stock as of November 11, 1999 was 13,712,515.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                  For the Nine Months Ended September 30, 1999

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                         Page
-------        ---------------------                                                         ----

Item 1.        Financial Statements
               --------------------

               Balance Sheets as of  September 30, 1999 (unaudited) and
               December 31, 1998                                                                1

               Statements of Operations (unaudited) for the Three and Nine Months
               Ended September 30, 1999 and 1998 and Period From
               Inception (January 7, 1993) Through September 30, 1999                           2

               Statements of Cash Flows (unaudited) for the Nine Months Ended
               September 30, 1999 and 1998 and Period From
               Inception (January 7, 1993) Through September 30, 1999                           3

               Notes to Financial Statements (unaudited)                                        4

Item 2.        Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Operations                                                        6
               -------------------------

Item 3.        Quantitative and Qualitative Disclosures  About Market Risk                     13
               -----------------------------------------------------------

PART II.       OTHER INFORMATION
--------       -----------------

Item 1.        Legal Proceedings                                                               14
               -----------------

Item 2.        Changes in Securities and Use of Proceeds                                       14
               -----------------------------------------

Item 3.        Defaults Upon Senior Securities                                                 14
               -------------------------------

Item 4.        Submission of Matters to a Vote of Security Holders                             14
               ---------------------------------------------------

Item 5.        Other Information                                                               14
               -----------------

Item 6.        Exhibits and Reports on Form 8-K                                                15
               --------------------------------

Signature Page                                                                                 16
--------------

Exhibit Index                                                                                  17
-------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
         --------------------
                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)


                                                                        December 31,      September 30,
                                                                           1998               1999
                                                                                           (unaudited)
                                                                       --------------      -----------
ASSETS
Current assets:
   Cash and cash equivalents                                            $    16,920      $    25,899
   Short-term investments                                                     3,256           19,798
   Accounts receivable                                                           68               27
   Receivable from Roche                                                          -            2,278
   Prepaid expenses                                                             321              219
                                                                        -----------       ----------
     Total current assets                                                    20,565           48,221

Property, furniture and equipment, net                                        1,598            2,017
                                                                        -----------       ----------
Other assets:
   Exclusive license agreement, net                                              27               25
   Patent costs, net                                                            534              674
   Equipment deposits                                                           147              207
   Other, net                                                                     1                -
                                                                        -----------       ----------
     Total other assets                                                         709              906
                                                                        -----------       ----------
     Total assets                                                       $    22,872       $   51,144
                                                                        ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $     1,176       $      712
   Current installments of capital lease obligations                            471              600
   Accrued compensation                                                         829            1,118
   Accrued expenses                                                           1,527            3,698
                                                                        -------------     ----------
     Total current liabilities                                                4,003            6,128
Capital lease obligations, less current installments                            853            1,030
                                                                        -----------       ----------
     Total liabilities                                                        4,856            7,158
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31,
     1998 and September 30, 1999 (unaudited)                                     --               --
   Common Stock at $.001 par value per share, 30,000 shares authorized, 10,637 and 13,703 shares issued and outstanding at December 31, 1998 and
     September 30, 1999 (unaudited)                                              11               14
   Additional paid-in capital                                                68,406          103,147
   Deficit accumulated during the development stage                         (48,395)         (55,705)
   Deferred compensation                                                     (1,788)          (3,362)
   Notes receivable from stockholders                                          (218)            (108)
                                                                        ------------      -----------
     Net stockholders' equity                                                18,016           43,986
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $     22,872      $   51,144
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                            Cumulative
                                                                                          From Inception
                                          Three Months               Nine Months         (January 7, 1993)
                                       Ended September 30,       Ended September 30,      To September 30,
                                      1998           1999           1998       1999             1999
                                      ----           ----           ----       ----             ----

Revenue                             $     95       $  10,000    $     270   $  10,081        $    11,034
                                    --------       ---------    ---------   ---------        -----------
Operating expenses:
   Research and development            4,135           4,477       11,368      13,516             52,267
   General and administrative            994           1,741        3,221       4,883             16,911
                                    --------       ---------    ---------   ---------        -----------
     Total operating
       expenses                        5,129           6,218       14,589      18,399             69,178
                                    --------       ---------    ---------   ---------        -----------

Operating income (loss)               (5,034)          3,782      (14,319)     (8,318)           (58,144)
                                    ---------      ---------    ----------  ----------       ------------
Other income (expense):
   Interest income                       395             633        1,433       1,121              3,582
   Interest expense                      (41)            (28)         (91)       (113)            (1,143)
                                    ---------      ----------   ----------  ----------       ------------
                                         354             605        1,342       1,008              2,439
                                    --------       ---------    ---------   ---------        -----------

   Net income (loss)                $ (4,680)      $   4,387    $ (12,977)  $  (7,310)       $   (55,705)
                                    =========      =========    ==========  ==========       ============

Basic net income (loss) per share   $    (0.44)    $    0.32    $    (1.22) $   (0.61)
                                    ===========    =========    =========== ==========
Basic weighted average
   shares used in per share
   computations                       10,662          13,778       10,639      12,067
                                    ========       =========    =========   =========
Diluted net income (loss)
    per share                       $    (0.44)    $    0.30      $    (1.22) $    (0.61)
                                    ===========    =========      =========== ===========
Diluted weighted average
   shares used in per share
   computations                         10,662        14,570         10,639      12,067
                                      ========     =========      =========   =========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                           Cumulative
                                                                                         From Inception
                                                              Nine Months Ended         (January 7, 1993)
                                                                 September 30,           To September 30,
                                                             1998             1999              1999
                                                             ----             ----              ----


Cash flows from operating activities:
   Net loss                                               $(12,977)        $ (7,310)         $(55,705)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                             413               689             3,484
     Other amortization                                        12                10                59
     Amortization of deferred compensation                    450               757             1,850
     401(K) plan stock match                                    -                 -               236
     Provision for equipment held for resale                    -                 -                61
     Stock issued for consulting services                       -                 -                 5
     Stock issued to repay interest on notes to
       stockholders                                             -                 -               195
     Debt issued for research and development                   -                 -               194
     Loss on disposal of property and equipment                 -                 -                16
   Changes in operating assets and liabilities:
       Accounts receivable and loans to employees              45            (2,237)           (2,305)
       Prepaid expenses                                      (217)              102              (219)
       Other assets                                           (62)              (67)             (215)
       Accounts payable                                        58              (464)              712
       Accrued compensation                                    89               289             1,118
       Accrued expenses                                       111             2,171             3,608
                                                          -------          --------          --------
         Net cash used by operating activities            (12,078)           (6,060)          (46,906)
                                                          --------         ---------         ---------
Cash flows from investing activities:
   Sales (purchases) of short-term investments              1,461           (16,542)          (19,798)
   Purchases of property and equipment                       (257)             (442)           (1,289)
   Equipment held for resale                                    -                 -               (61)
   Organization costs                                           -                 -                (8)
   Patent costs                                               (89)             (140)             (688)
                                                          --------         ---------         ---------
         Net cash provided (used) by investing activities   1,115           (17,124)          (21,844)
                                                          -------          ---------         ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                      -                 -             6,150
   Lease costs                                                  -                 -               (13)
   Principal payments under capital lease obligations        (326)             (360)           (2,598)
   Proceeds from issuance of Common Stock                       -                 -                31
   Proceeds from issuance of Preferred Stock                    -                 -            23,896
   Proceeds from public offerings, net                          -            31,357            65,889
   Proceeds from exercise of stock options                      7               983             1,002
   Proceeds from employee stock purchase plan exercise        182                73               328
   Repayment of notes receivable from stockholders              -               110               160
   Stock issuance costs                                         -                 -              (196)
                                                          -------          --------          ---------
         Net cash provided (used) by financing activities    (137)           32,163            94,649
                                                          --------         --------          --------
Net increase (decrease) in cash and cash equivalents      (11,100)            8,979            25,899
Cash and cash equivalents, beginning of period             32,557            16,920                 -
                                                          -------          --------          --------
Cash and cash equivalents, end of period                  $21,457           $25,899           $25,899
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

2. BASIC NET INCOME (LOSS) PER SHARE

   For periods beginning with the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with this statement, primary net income (loss) per common share is replaced with basic income (loss) per common share which is calculated by dividing net income
(loss) by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Fully diluted net income
(loss) per common share is replaced with diluted net income (loss) per common share reflecting the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is the same as basic net loss per common share for all periods other than the three months ended September 30, 1999, as common equivalent shares from stock options and stock warrants, would have an antidilutive effect. Prior period per share data has been restated to reflect the adoption of SFAS No. 128. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"), all common shares and common equivalent shares issued during the twelve-month period prior to the initial filing of the registration statement relating to the Company's initial public offering, even when anti-dilutive, have been included in the calculation as if they were outstanding for all periods, using the treasury stock method. The basic net loss per common share gives retroactive effect to the conversion of all outstanding shares of Preferred Stock into 6,261,615 shares of Common Stock upon the completion of the Company's initial public offering in October 1997.

3. STATEMENTS OF CASH FLOWS

   Interest of approximately $91,000 and $113,000 was paid during the nine months ended September 30, 1998 and 1999, respectively. Capital leases of $1,064,000 and $666,000 were incurred for the nine months ended September 30, 1998 and 1999, respectively for the purchase of new furniture and equipment.

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

6. ROCHE COLLABORATION

   In July 1999, the Company announced an agreement with Hoffmann-La Roche to develop and market T20 and T1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for the two fusion inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made an initial cash payment to the Company of $10 million and will provide up to an additional $78 million in cash and funding upon achievement of developmental, regulatory and commercial milestones.

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

   We have lost money since inception and, as of September 30, 1999, had an accumulated deficit of approximately $55.7 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

o the status of our research and development activities,

o product candidate discovery and development efforts, including preclinical testing and clinical trials,

o the timing of regulatory actions,

o the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

o our ability to work with Roche to manufacture, develop, sell, market and distribute T20 and T1249,

o technological and other changes in the competitive landscape,

o changes in our existing research and development relationships and strategic alliances,

o evaluation of the commercial viability of potential product candidates, and

o other factors, many of which are outside of our control.

   As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or our collaborative partner's ability to successfully develop and obtain regulatory approval for T20 and other product candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUE. Total revenue increased from $95,000 for the three months ended September 30, 1998 to $10.0 million for the three months ended September 30, 1999. Total revenue for the three months ended September 30, 1998 was entirely derived from SBIR grants. Total revenue for the three months ended September 30, 1999 consisted entirely of the non-refundable payment from Roche for the initiation of our collaboration for the development of T20 and T1249.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $4.1 million and $4.5 million for the three months ended September 30, 1998 and 1999, respectively. Gross research and development expenses increased during the three months ended September 30, 1999 because we:

o continued two Phase II clinical trials for T20,

o continued a Phase I clinical trial for T1249, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

However, net research and development expenses decreased because Roche paid 50% of the development costs incurred during the three months ended September 30, 1999 for T20 and T1249 as required by our collaboration agreement.

Total research personnel were 49 and 54 at September 30, 1998 and 1999, respectively. We expect research and development expenses, net of the reimbursements for T20 and T1249 development costs from Roche, to increase substantially in the future due to:

o continued preclinical research and testing of product candidates,

o expanded clinical trials for T20, T1249 and other product candidates,

o the manufacture of drug material for these trials, and

o increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $1.0 million and $1.7 million for the three months ended September 30, 1998 and 1999, respectively. Expenses increased during the three months ended September 30, 1999 because we:

o accrued severance costs for our former President,

o added personnel to support our growth, and

o incurred professional fees to support our growth.

We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $354,000 and $605,000 for the three months ended September 30, 1998 and 1999, respectively. The increase was due to increased interest income because of higher cash and investment balances during the three months ended September 30, 1999 due to our public offering of stock closed in June 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUE. Total revenue increased from $270,000 for the nine months ended September 30, 1998 to $10,081,000 for the nine months ended September 30, 1999. Total revenue for the nine months ended September 30, 1998 and 1999 included $270,000 and $81,000, respectively, derived from SBIR grants. Total revenue for the nine months ended September 30, 1999 also included the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T20 and T1249.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $11.4 million and $13.5 million for the nine months ended September 30, 1998 and 1999, respectively. Expenses increased during the nine months ended September 30, 1999 because we:

o completed one Phase II clinical trial and initiated two additional Phase II clinical trials for T20,

o completed preclinical studies, filed an IND and initiated a Phase I clinical trial for T1249, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

Roche paid 50% of the development costs incurred for T20 and T1249 for the three months ended September 30, 1999 as required by our collaboration agreement.

Total research personnel were 49 and 54 at September 30, 1998 and 1999, respectively. We expect research and development expenses, net of the reimbursements for T20 and T1249 development costs from Roche, to increase substantially in the future due to:

o continued preclinical research and testing of product candidates,

o expanded clinical trials for T20, T1249 and other product candidates,

o the manufacture of drug material for these trials, and

o increased number of personnel needed to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $3.2 million and $4.9 million for the nine months ended September 30, 1998 and 1999, respectively. Expenses increased during the nine months ended September 30, 1999 because we:

o accrued severance costs for our former Chief Executive Officer and our former President,

o initiated and completed market research on the sales potential of T20,

o added personnel to support our growth, and

o incurred professional fees to support our growth.

We expect administrative expenses to increase in the future to support the expansion of product development activities.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $1.3 million and $1.0 for the nine months ended September 30, 1998 and 1999, respectively. The decrease was due to decreased interest income because of lower average cash and investment balances during the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997 and a public offering of common stock in June 1999. Net cash used by operating activities was $12.1 million and $6.1 million for the nine months ended September 30, 1998 and 1999, respectively. The cash used by operating activities was used primarily to fund research and development relating to T20, T1249, and other product candidates, and decreased for the nine months ended September 30, 1999 because of the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T20 and T1249. Cash provided by investing activities was $1.1 million for the nine months ended September 30, 1998 and cash used by investing activities was $17.1 million for the nine months ended September 30, 1999. The increase for the nine months ended September 30, 1999 was due to the purchase of short-term investments as a result of our public offering of common stock in June 1999.

   As of September 30, 1999, we had $45.7 million in cash and cash equivalents and short-term-investments, compared to $20.2 million as of December 31, 1998. The increase is primarily a result of the closing of a public offering of common stock in June 1999, which resulted in net proceeds of approximately $31.4 million, and the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T20 and T1249, less cash used by operating activities.

   We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to receive reimbursement for 50% of the development costs for T20 and T1249 from Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our product candidate and compound discovery and development efforts, including:

o expenditures for clinical trials of T20, T1249 and other product candidates,

o research and development and preclinical testing of other product candidates,

o manufacture of drug material, and

o the development of our proprietary technology platform.

   As of September 30, 1999, we had commitments of approximately $18.0 million to purchase product candidate materials and fund various clinical studies over the next fifteen months, and expect to expend approximately $650,000 in capital expenditures during the remainder of 1999. The majority of these expenditures will be shared equally by Roche under our development and license agreement signed in July 1999. Under this development and license agreement, we are obligated to share equally the future development expenses for T20 and T1249 for the United States and Canada. Our share of these expenditures may be financed with capital or operating leases, debt or working capital. We expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through 1999. We believe that substantial additional funds will be required after 1999.

   If adequate funds are not available, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In addition, we will be required to obtain additional funds, which may be raised through equity or debt financings. If we raise funds by selling equity, our stockholders' interest may be diluted. Any debt financings may contain restrictive terms that limit our operating flexibility. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or product candidates or to reduce our share of potential profits. This could have a material adverse effect on our business, financial condition or results of operations.

YEAR 2000 COMPLIANCE

   STATE OF READINESS. We have adopted a Year 2000 compliance plan and formed a team to identify and resolve any Year 2000 issues that may affect our business. Our compliance plan has four phases: inventory, assessment, remediation and testing. We have completed an inventory of all of our computer systems, computer-related equipment and equipment with embedded processors. We have also completed the assessment of our systems. Although we cannot control whether and how third parties will address the Year 2000 issue, we have contacted the majority of our critical vendors and suppliers to assess their ability to ensure smooth delivery of products without disruptions caused by Year 2000 problems. In the course of our assessment, we have not yet identified any Year 2000 issues that would affect our ability to do business; however, we may be affected by Year 2000 issues. We have identified necessary repairs or replacements to equipment and software to achieve Year 2000 compliance and are in the process of making these repairs. We have also begun testing these repairs and replacements. We anticipate that all testing will be completed by November 1999.

   COSTS. We have not prepared estimates of costs to remediate Year 2000 problems; however, based on currently available information, including the results of our assessment to date and our replacement schedule for equipment, we do not believe that the costs associated with Year 2000 compliance will be material.

   RISKS. Although we believe that our Year 2000 compliance plan is adequate to address Year 2000 concerns, we may experience negative consequences as a result of undetected defects or the non-compliance of third parties with whom we interact. Furthermore, there may be a delay in, or increased costs associated with, the implementation of corrections as the Year 2000 compliance plan is performed, such as unexpected costs of equipment repair. If realized, these risks could result in a material adverse effect on our business, financial condition and results of operations.

   We believe that our greatest risk stems from the potential non-compliance of our suppliers. We depend on a limited number of suppliers for certain materials, components, services, including electrical service, and equipment necessary to operate our research effort and our clinical trials. Accordingly, if those suppliers are unable to process or fill our orders, provide us with services, or otherwise interact with us because of Year 2000 problems, we could experience material adverse effects to our business. We have contacted the majority of our critical suppliers and have received responses from them regarding their Year 2000 status. Responses to our inquiries regarding Year 2000 compliance in many cases have been general and nonbinding. To date, substantially all respondents indicate that their Year 2000 compliance efforts are progressing on schedule, and that their computer systems either are or will be Year 2000-compliant at the appropriate time. A significant majority of these respondents are presently in the final testing phase of their Year 2000 compliance projects, and many of them indicate that they are concurrently developing contingency plans. We intend to continue monitoring and evaluating these third parties to the extent practical through the end of 1999.

   CONTINGENCIES. We have developed contingency plans for our critical systems, such as electrical service, to reduce the likelihood of loss to our research efforts and clinical programs due to Year 2000 failures. We have also identified alternate suppliers and vendors for critical services and materials provided by vendors who have not responded to our Year 2000 inquiries.

   We believe that the Year 2000 compliance plan described above reduces the potential for disruption of operations or significant financial impact. However, Year 2000 failures may occur. We cannot predict with any certainty whether our critical third-party suppliers and business partners will achieve Year 2000 compliance, or whether their failure to do so would have a material effect on our business. However, we are establishing contingency plans for maintaining operations with our critical third-party suppliers or alternative suppliers to minimize any disruption in our day-to-day business operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

CLINICAL DEVELOPMENT

   The following discussion highlights certain aspects of our on-going and planned clinical development programs. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

   T20

   We are developing T20, our first drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T20 is currently in Phase II clinical trials.

         PHASE II - T20-205

   In March 1999, we initiated a rollover Phase II trial to continue T20 therapy for patients who participated in the earlier clinical trials of T20. The primary purpose of this trial is to collect data relating to the safety of long-term administration of T20. Patients in this trial will add T20 to their individualized anti-HIV drug combinations and will remain on therapy for as long as they demonstrate acceptable safety and antiviral responses. We announced 16 week results from this trial at the Interscience Conference on Antimicrobial Agents and Chemotherapy in September 1999. Results at 16 weeks showed that 33 of 55, or 60%, of heavily pre-treated patients who were given T20 in combination with oral antiretroviral agents responded with a clinically significant reduction of HIV in the blood. Indeed, 20 of the 55, or 36%, of patients had virus levels below the level of quantification, <400 copies of HIV RNA/mL. No patients discontinued the trial due to T20-related adverse events or intolerance of the twice-daily subcutaneous injection of T20.

         PHASE II - T20-204 (PEDIATRIC)

   In cooperation with the Division of AIDS of the National Institute of Allergy and Infectious Diseases, we are planning to commence a clinical trial in 1999 to assess the safety, pharmacokinetics and preliminary antiviral activity of T20 in children. We expect to enroll 12 HIV-infected children. We expect to begin this pediatric trial in the fourth quarter of 1999 and complete it by mid 2000. We will use the results from this trial to design larger scale pediatric trials that we expect to commence following culmination of this initial safety and pharmacokinetic trial.

         PHASE II - T20-206

   In June 1999, we initiated a Phase II trial that should assess the long-term safety and efficacy of T20 when used in combination with other anti-HIV drugs. The trial is designed to run for 48 weeks, with formal data evaluation at 16 and 48 weeks. It is a multi-site, randomized, controlled comparison of three different doses of T20 in combination with a background regimen of a nucleoside RT inhibitor, two protease inhibitors and a non-nucleoside RT inhibitor. We intend to collect data from up to 68 patients who complete treatment. We expect to have our initial data from this trial in the first half of 2000.

         PIVOTAL TRIAL

   Based on the results of these Phase II trials, we intend to begin a pivotal trial in the first half of 2000 in a larger population of HIV-infected patients who are either resistant to, or intolerant of, currently-approved anti-HIV drugs. Historically, pivotal trials of this type involving anti-HIV drugs have included approximately 300 to 400 patients and have taken approximately 18 months to complete.

   T1249

   We are also developing T1249, our second drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T1249 is currently in a Phase I clinical trial.

         PHASE I - T1249-101

   In June 1999, we initiated a Phase I dose escalation trial to assess the safety and pharmacokinetics of T1249. Four different daily doses of T1249 will be administered as monotherapy for 14 days to HIV-infected adults by once or twice daily subcutaneous injection. T1249-101 will enroll up to 72 HIV-infected individuals at up to eight sites in the United States. We expect to have our initial data from this trial in early 2000.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

   The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at September 30, 1999. All of our investments mature in eighteen months or less.

                                                Carrying               Average
                                                 Amount               Interest
                                               (thousands)              Rate
                                               -----------              ----

Cash equivalents - fixed rate                   $ 25,138                 5.47%
Short-term investments - fixed rate               19,798                 6.07%
Overnight cash investments - fixed rate              869                 5.09%
                                             -----------             ----------
Total investment securities                     $ 45,805                 5.72%
                                                ========             ==========

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Use of Proceeds:
                  ----------------

                  INITIAL PUBLIC OFFERING, OCTOBER 1997

                  The following information updates and supplements the information regarding use of proceeds originally filed in our Form 10-Q for the quarter ended September 30, 1997, as updated and supplemented in our subsequent periodic reports to date. The registration statement on Form S-1 (File No. 333-31109) to which this use of proceeds relates was declared effective on October 6, 1997. A subsequent registration statement on Form S-1 (File No. 333-37319) was filed pursuant to Rule 462(b) and declared effective on October 7, 1997. Through September 30, 1999, we have expended for working capital approximately $30,192,000 of the total net proceeds from our initial public offering of $34,532,000. The unused proceeds of $4,340,000 are invested in temporary investments, primarily short-term corporate debt securities. All proceeds used or invested were direct or indirect payments to others or payments to directors and officers in the ordinary course of business. This use of proceeds does not represent a material change in the use of proceeds described in our prospectus filed as a part of the registration statement for our initial public offering.



Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits and such list is incorporated herein by reference.

         (b)  Reports on Form 8-K

              We filed a report on Form 8-K on July 16, 1999 under Item 5 describing a collaboration agreement with Hoffman-La Roche to develop and market T20 and T1249.

              We filed a report on Form 8-K on September 10, 1999 under Item 5 describing certain changes in management. On September 7, 1999, Mr. Robert Bonczek was appointed Acting Chief Administrative Officer and Acting Chief Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Trimeris, Inc.
                                           (Registrant)



November __, 1999               By:  /s/  DANI P. BOLOGNESI
-----------------                    ---------------------------
                                      Dani P. Bolognesi
                                      Chief Executive Officer,
                                      and Chief Scientific Officer


November __, 1999                     /s/  ROBERT R. BONCZEK
-----------------                     --------------------------
                                      Robert R. Bonczek
                                      Acting Chief Administrative Officer and
                                      Acting Chief Financial Officer, (Principal
                                      Financial Officer)

November __, 1999                     /s/  TIMOTHY J. CREECH
-----------------                     --------------------------
                                      Timothy J. Creech
                                      Director of Finance and
                                      Administration,
                                      and Secretary (Principal Accounting
                                      Officer)

                                  EXHIBIT INDEX
                                  -------------





Number                            Description
------                            -----------


10.1 Employment Termination and General Release Agreement between Trimeris and Matthew A. Megaro dated September 3, 1999

11.1                              Computations of Basic Loss Per Share

27.1                              Financial Data Schedule