Form 10-K405
period 1999-12-31
TRIMERIS INC
filed 2000-03-29
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 23, 2000 was approximately $659,508,000 (based on the last sale price of such stock as reported by the Nasdaq National Market System):

    The number of shares of the registrant's Common Stock outstanding as of
                         March 23, 2000 was 15,647,182

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

                                 TRIMERIS, INC.

                             FORM 10-K ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                Table of Contents

Item Number                                                                                 Page
-----------                                                                                 ----

PART I.
Item 1.        BUSINESS                                                                        1

Item 2.        PROPERTIES                                                                     27


Item 3.        LEGAL PROCEEDINGS                                                              27

Item 4.        SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS                           27

PART II.

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          28

Item 6.        SELECTED FINANCIAL DATA                                                        30

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                          31

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     36

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                    36

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                                       36

PART III.

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                             37

Item 11.       EXECUTIVE COMPENSATION                                                         37

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                 37

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 37

PART IV.

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K               38

SIGNATURE PAGE                                                                               II-1

EXHIBIT INDEX                                                                                II-2

                                     PART I.

Item 1.  BUSINESS

    STATEMENTS IN THIS FORM 10-K THAT ARE NOT HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING TRIMERIS, INC.'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE AND ARE SUBJECT TO A NUMBER OF KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR CONTROL. WHILE WE BELIEVE THESE STATEMENTS ARE ACCURATE, OUR BUSINESS IS DEPENDENT ON MANY FACTORS, SOME OF WHICH ARE DISCUSSED IN THE "RISK FACTORS" AND "BUSINESS" SECTIONS OF THIS FORM 10-K. MANY OF THESE FACTORS ARE BEYOND OUR CONTROL AND ANY OF THESE AND OTHER FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-K. THE RESULTS OF OUR PREVIOUS CLINICAL TRIALS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS OF FUTURE CLINICAL TRIALS. PLEASE READ THE "RISK FACTORS" SECTION IN THIS 1999 FORM 10-K FOR FURTHER INFORMATION REGARDING THESE FACTORS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THE STATEMENTS CONTAINED IN THIS REPORT TO REFLECT EVENTS OR CIRCUMSTANCES THAT OCCUR SUBSEQUENT TO THE DATE OF THIS FORM 10-K.


OVERVIEW

         We are engaged in the discovery and development of a new class of therapeutics called viral fusion inhibitors. Viral fusion is a complex process by which viruses attach to and penetrate host cells. If a virus cannot enter a host cell, it cannot replicate. By inhibiting the fusion process of certain types of viruses, our products under development offer a novel mechanism of action to treat many serious viral diseases.

         Human immunodeficiency virus - Type I, or HIV, relies on fusion to infect host cells. Currently approved anti-HIV drugs have been used in recent years, in various combinations, to treat HIV infection. Increasingly, these therapies are failing to adequately treat HIV infection because they can cause severe side effects, are difficult to take and often stop suppressing HIV replication because the virus becomes resistant to the drugs.

         We believe there is a need for a new class of anti-HIV drug that:

         o  works by a novel mechanism of action,

         o  has fewer side effects than current therapies, and

         o is active against strains of HIV that are resistant to currently-approved drugs.

         We believe our anti-HIV investigational drugs under development may meet these criteria. Our lead drug, T-20, inhibits fusion of HIV with host cells, thereby impeding replication of the virus. In August 1997, we completed a 16-patient Phase I/II clinical trial in which T-20 reduced the amount of HIV in the patients' blood, commonly referred to as viral load, by 98% in the highest dose group. In January 1999, we completed T20-003, a Phase II clinical trial of T-20. Details of the structure and results of the trial are as follows:

         o 75 HIV-infected adults with high viral loads who had previously used, on average, nine currently-approved anti-HIV drugs that no longer suppressed their HIV viral loads below detectable levels, received T-20 therapy,

         o the median maximum reduction in HIV viral load ranged from 69% to 97% across the treatment groups, and

         o twice daily subcutaneous injection, which is injection of T-20 under the skin, achieved consistent levels of T-20 in the blood.

In 1999 and 2000, we presented data from T20-205, a Phase II rollover trial for patients who had received T-20 in previous clinical trials. Details of the structure and results of the trial are as follows:

         o patients received T-20 via twice daily subcutaneous injection in combination with other anti-HIV drugs,

         o at 16 weeks, 33 of 55, or 60%, of patients responded with significant and clinically relevant reductions of HIV viral load, and 30% had viral load reduced to undetectable levels of less than 400 copies/microliter,

         o at 32 weeks, the decline in HIV viral load remained consistent with the decline observed at 16 weeks and the patients continued to tolerate T-20,

         o data suggest a substantial increase in human immune cells known as CD4+ T-cells, and

         o data from 16 weeks show that T-20 does not appear to produce an immune response in the body that could compromise T-20's efficacy.

         In all clinical studies to date, the most common adverse events were mild to moderate in severity. The most frequent adverse events include injection site reaction, headache, nausea, fever, increased energy levels, weakness, diarrhea, and dizziness. We are unable to determine whether T-20 caused some of these results because there were no patients in our trials to date for comparison who received combinations that did not include T-20.

         In January 1999, the FDA gave T-20 "fast track" designation. This designation is granted to products that the FDA determines may provide significant improvement in the treatment of serious diseases and is intended to expedite the drug development process. We are currently conducting two other clinical trials of T-20 and plan to commence additional trials throughout the year. We expect to begin a pivotal trial for T-20 in mid-2000.

         We are developing T-1249, our second drug in the class of HIV fusion inhibitors. T-1249 has demonstrated potent HIV suppression in animal models and is highly active against a wide range of HIV strains in culture. In May 1999, the FDA gave T-1249 "fast track" designation. In July 1999, we began a 14-day Phase I clinical trial in up to 60 HIV-infected adults. This clinical trial is ongoing.

         T-20 and T-1249 are both peptides. The manufacture of peptides historically has been complex and expensive. We have developed a novel peptide manufacturing process, which we believe will allow us to manufacture T-20 and T-1249 on a large scale and cost-efficient basis. We have transferred the manufacturing process to four third party contract manufacturers who have produced various quantities of T-20.

         In July 1999, we announced an agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20 and T-1249 worldwide. We will share development expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay us royalties on net sales of these products. Roche paid us $10 million up front and will provide up to an additional $58 million in cash upon achievement of developmental, regulatory and commercial milestones.

         We are also pursuing research programs to develop fusion inhibitors that target various other viruses, including respiratory syncytial virus, human parainfluenza virus, influenza virus, hepatitis B and C viruses.


OVERVIEW OF VIRAL FUSION

         Viruses are infectious particles that rely on host cells to maintain their life cycles. After infecting a host cell, a virus exploits the internal processes of the cell to make new infectious virus particles that can infect other cells. If a virus is prevented from entering a cell, it cannot replicate.

         Viral fusion is a complex process by which some viruses attach to and penetrate host cells. Certain types of viruses have on their surface viral proteins that undergo very specific structural rearrangements upon contact with a potential host cell. The structural rearrangements draw the virus to the cell and allow the viral membrane to fuse with the host cell membrane. Once fused, the virus releases its genetic material into the host cell and the viral replication process begins.

         By interfering with the structural rearrangements of the proteins that are critical to viral fusion, we have developed ways to prevent viruses that are dependent on the fusion mechanism from entering host cells and replicating. HIV relies on fusion to infect host cells. T-20 inhibits fusion of HIV to host cells and prevents HIV from infecting new cells within the body of an HIV-infected patient.

OVERVIEW OF HIV

         Approximately 850,000 people in the U.S. and nearly 500,000 people in Europe are infected with HIV. It is estimated that an additional 40,000 people are newly infected with HIV each year in the U.S. alone. HIV attacks primarily the human immune cells known as CD4+ T-cells and macrophages. Without effective treatment, HIV-infected individuals ultimately experience degradation of their immune systems, which results in opportunistic infections, neurological dysfunctions, malignancies and death. In treating HIV infection, it is critical to reduce the patient's viral load, which has been shown to prolong survival. While significant progress has been made in combating HIV, noncompliance with and resistance to current therapies have created a heightened demand for new HIV therapies that work by novel mechanisms of action, have unique resistance profiles and have fewer side effects.

         Currently-approved anti-HIV drugs inhibit two viral enzymes, reverse transcriptase, or RT, and HIV protease. These enzymes are necessary for HIV replication within a host cell. Approved RT inhibitors include AZT, 3TC, ddI, ddC, d4T, nevirapine, delavirdine, efavirenz and abacavir. Approved HIV protease inhibitors include indinavir, ritonavir, saquinavir, nelfinavir and amprenavir. Use of RT and protease inhibitors in various combinations has been shown to cause significant reduction of viral load in most patients and can significantly improve these patients' overall health. Therapies based on certain combinations of RT and protease inhibitors have driven HIV viral loads in many patients to below detectable levels for sustained periods. In 1997 deaths attributable to HIV infection were reduced to approximately 16,000 from 32,000 in 1996 due to improvements in treatment regimens. Because of the powerful results achieved by the combined use of RT and protease inhibitors, total worldwide sales of approved RT and protease inhibitors exceeded $3.5 billion in 1998.

         Despite the success of these drugs, many HIV-infected patients do not undergo therapy. Of the total number of people infected with HIV in the U.S., current estimates suggest that only approximately 350,000 patients are receiving anti-HIV drug therapy. In addition, an increasing number of patients on combination therapy are beginning to fail. Studies have shown that combination therapy fails to suppress viral load below detectable levels in approximately 50% of patients within two years of beginning the therapy. Two major reasons that currently-approved anti-HIV drugs are not adequately addressing the HIV-infected population are noncompliance and RESISTANCE.

     NONCOMPLIANCE. Data suggest that some HIV-infected patients refuse to commence or have withdrawn from taking RT and protease inhibitors, either alone or in combination, because of side effects and difficult dosing regimens. Among those patients who do attempt to adhere to regimens of combination therapy, the harsh side effects and difficult dosing regimens often cause some patients to miss doses or stop treatment for extended periods. Severe side effects commonly associated with currently-approved anti-HIV drugs include:

o    neurological disorders, including nightmares,

o    gastrointestinal disorders, such as diarrhea and nausea,

o    diabetes-like symptoms, and

o    abnormal redistribution of body fat and elevated cholesterol counts.

Dosing regimens that are common with many combination therapies can be onerous and can include:

o up to 30 pills, including anti-HIV drugs and other medications, taken at numerous times during the day,

o specific dosing provisions such as taking pills with food or large volumes of liquid,

o    interrupting normal activiities to take pills, and

o inability to take other drugs at the same time because of adverse drug interactions.

Importantly, even brief instances of noncompliance with the strict drug dosing regimens associated with these combination therapies may reduce the effectiveness of therapy and can accelerate the emergence of resistance.

         RESISTANCE. HIV is prone to genetic mutations that produce strains of HIV that are resistant to currently-approved RT and protease inhibitors. In approximately 50% of HIV-infected patients, combination therapies fail to suppress viral loads below detectable levels within two years of initiating therapy. Additionally, other studies have shown that within the first year of initiating combination therapy, approximately 50% of patients change their therapy due to intolerance, incomplete suppression or total resistance. In a majority of patients that fail one particular anti-HIV drug, resistance to other drugs within that same chemical or functional class becomes more likely. This phenomenon is known as cross-resistance. Attempts to re-establish suppression of HIV viral load, commonly known as salvage therapy, by substituting different RT and protease inhibitors often fail because of cross-resistance. Finally, new studies suggest that 10% to 20% of newly-infected HIV patients are infected with a strain of HIV that is resistant to at least one currently-approved anti-HIV drug.

         T-20 and T-1249 inhibit viral fusion whereas RT and protease inhibitors inhibit the function of two viral enzymes necessary for HIV replication. Since fusion inhibitors and RT and protease inhibitors address different targets which are encoded by different HIV genes, strains of virus resistant to each of these classes of drugs result from different HIV mutations. Therefore, the resistance patterns of each of these classes of drugs are not likely to overlap. We expect that fusion inhibitors will be fully active against strains of HIV that are resistant to RT and protease inhibitors.

     NEED FOR NEW CLASS OF DRUGS. If the side effects of currently-approved drugs prove too severe, or if a patient's virus becomes resistant to combinations of RT and protease inhibitors, there are currently no other classes of anti-HIV drugs available. Furthermore, most anti-HIV drugs currently in clinical development are RT and protease inhibitors and may be subject to some degree of cross-resistance. We believe that there is a need for a new class of anti-HIV drug that:

o    works by a novel mechanism of action,

o    has fewer side effects,

o is active against strains of HIV that are resistant to RT and protease inhibitors, and

o may be effectively and safely prescribed in combination with existing therapies.

Based on the results of our clinical trials, we believe that T-20 may meet all of these criteria. We further believe that T-1249 may also meet these criteria.

HIV VIRAL FUSION INHIBITORS

         T-20 is a peptide that has been shown in clinical trials to cause a dose-dependent decrease in HIV viral load. T-20 inhibits HIV viral fusion with host cells and therefore operates by a completely different mechanism of action than any other currently-approved anti-HIV drug. T-20 interacts with HIV outside potential host cells in contrast to currently-approved anti-HIV drugs which inhibit HIV replication within a host cell only after it is already infected. In the higher dose groups in the trials completed to date, T-20 caused a significant and clinically-relevant decrease in HIV viral load. We have completed two clinical trials for T-20 and expect to commence a pivotal trial during 2000. The FDA has granted fast track designation for T-20.

         MECHANISM OF ACTION

         T-20 is a 36 amino acid synthetic peptide that binds to a key region of an HIV surface protein called gp41. T-20 blocks HIV viral fusion by interfering with certain structural rearrangements within gp41 that are required for HIV to fuse to and enter a host cell.

         In the HIV infection process, the gp120 surface protein is stripped away from the virus after gp120 binds to host cell receptors. Two specific regions in the gp41 protein are thus freed and can bind to one another and cause the viral membrane to fuse with the host cell membrane. If T-20 is present in the bloodstream, it binds tightly to one of these regions within the gp41 protein and blocks the structural rearrangement necessary for the virus to fuse with the host cell. Since the virus cannot fuse with the host cell, it cannot penetrate and release its genetic material into the cell. HIV infection of the host cell is inhibited, and HIV replication within that cell is prevented.

         T-20 CLINICAL DEVELOPMENT

         We have completed two clinical trials of T-20: a 16-patient, Phase I/II clinical trial and a 78-patient, Phase II trial. In both trials, T-20 exhibited dose-dependent anti-HIV activity without causing serious drug-related adverse events or dose-limiting toxicities during the treatment period. In the higher dose groups in each trial, T-20 caused a significant and clinically-relevant decrease in HIV viral load. We have also announced data for our T20-205 trial, which is ongoing. We have two additional Phase II trials ongoing and plan to commence additional trials during 2000, including a pivotal trial for T-20.

         COMPLETED T-20 CLINICAL TRIALS

         PHASE I/II - T20-001. In August 1997, we concluded a Phase I/II clinical trial in which T-20 was administered for 14 days to 16 HIV-infected patients. T-20 was the only anti-HIV drug administered to these patients, commonly referred to as monotherapy. The trial consisted of four groups of four patients, with each group receiving a different dose of T-20. Patients received doses of 3.0 mg, 10.0 mg, 30.0 mg or 100.0 mg by intravenous infusion every 12 hours. No serious drug-related adverse events were recorded and no dose-limiting toxicities were observed for any patient during the treatment period. Furthermore, a dose-dependent decrease in HIV viral load and a dose-dependent increase in CD4+ T-cell count were observed. All patients in the 100 mg dose group achieved a decrease in HIV viral load of at least 1.90 log10 copies/ml, or 98%. Log10 copies/ml means the number of HIV virus particles per milliliter of blood. T-20 reduced HIV viral load in the patients in the 100 mg dose group at a rate comparable to that achieved by the most potent anti-HIV drugs, including three- and four-drug regimens.

         PHASE II - T20-003. In January 1999, we completed a Phase II clinical trial in which T-20 was administered to HIV-infected adults with high viral loads. The trial consisted of six groups of 13 patients with a dosing period of 28 days. Four groups received T-20 by continuous subcutaneous infusion at doses of 12.5 mg, 25.0 mg, 50.0 mg or 100.0 mg per day. The other two groups received T-20 via subcutaneous injections twice a day in doses of either 50.0 mg or 100.0 mg. For approximately 60% of the patients in the trial, T-20 was added to a regimen of other anti-HIV drugs that they had already been taking; for the other 40%, T-20 was administered as the only anti-HIV drug.

         The results for all patients in this trial were attributable to T-20, because even for those patients who were taking other anti-HIV drugs, those other drugs incompletely suppressed HIV viral load. The average viral load of the study population was approximately 100,000 copies/ml prior to entering the trial. Most patients in the trial had extensive prior exposure to anti-HIV drugs. On average, the patients in this trial had previously failed nine anti-HIV drugs, including three protease inhibitors. Only one patient in the trial had not received any prior anti-HIV drug. The median maximum reduction in HIV viral load ranged from 69% to 97% across the treatment groups.

         Of the 78 patients screened for the trial, three withdrew before receiving T-20 therapy, and five withdrew during the course of therapy; three because of intolerance of the continuous subcutaneous infusion administration and two because of adverse events.

         PHASE II - T20-205. T20-205 is a Phase II trial in which T-20 was given in combination with oral anti-HIV drugs to 71 HIV-1 infected adults who had received T-20 during earlier trials. Fifty mg of T-20 was given twice daily via subcutaneous injection. Combinations of the oral anti-HIV drugs were individualized to each patient and were chosen based on genotypic analysis evaluating patients' resistance to anti-HIV medications. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample.

         In September 1999, we announced data from T20-205. Sixty percent, or 33 of 55, of evaluable patients on therapy at sixteen weeks responded with a clinically significant reduction of HIV in the blood, defined as either a reduction of greater than 1.0 log(10), or 90%, from baseline or reduction below the level at which the virus can be measured, 400 copies/ml, using the Roche Amplicor Assay. Furthermore, 20 of 55 or 36% of patients had virus levels below the level at which the virus can be measured. The average decrease in viral load for all patients was greater than 90% over the 16-week period. At entry into the trial, these patients had previously been treated with an average of 9 anti-HIV drugs and 78% had a clinical history of exposure to drugs from all three currently approved classes. Ninety-three percent of patients demonstrated genotypic evidence associated with resistance to protease inhibitors with an average of five mutations per patient, and 87% demonstrated mutations associated with resistance to reverse transcriptase inhibitors with an average of four mutations per patient. In addition, data from 16 weeks show that T-20 does not appear to produce an immune response in the body that could compromise T-20's efficacy.

         In January 2000, we extended T20-205 beyond the initial 48 week duration because patients in the trial appeared to continue to receive clinical benefit. At 32 weeks, the decline of HIV in the blood remained consistent with the decline observed at 16 weeks and the patients continued to tolerate T-20. At 32 weeks, the data also suggests a substantial increase in CD4+ T-cells.

         SIDE EFFECTS. In all T-20 clinical studies to date, the most common adverse events were mild to moderate in severity. The most frequent adverse events include injection site reaction, headache, nausea, fever, increased energy levels, weakness, diarrhea, and dizziness. We are unable to determine whether T-20 caused some of these results because there were no patients in our trials to date for comparison who received combinations that did not include T-20.

         PHARMACOKINETIC ANALYSES. Analyses of drug levels in the blood, commonly known as pharmacokinetic analyses, indicate that both continuous subcutaneous infusion and twice-daily subcutaneous injection resulted in consistent blood levels of T-20, with little variation throughout the dosing period. Therefore, continuous infusion is not necessary for the efficient delivery of T-20, and we have chosen subcutaneous injection as the method of delivery in the ongoing and future trials.

         ANTIBODIES. We have examined patient samples taken throughout the trials to assess potential antibody responses to T-20. Data at 16 weeks in the T20-205 trial show that T-20 does not appear to produce an immune response in the body that could compromise T-20's efficacy.

         RESISTANCE. We are currently conducting genotypic and phenotypic analyses of patients' blood samples taken throughout the T20-003 trial to test for existence of strains of HIV resistant to T-20. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. It is too early in our analyses to draw any specific conclusions from the T20-003 trial about resistance as it relates to T-20. We expect, however, that any resistance profile of T-20 will not overlap with the resistance profiles of currently-approved anti-HIV drugs because of T-20's novel mechanism of action.

         ONGOING T-20 CLINICAL TRIALS

         PHASE II -- T20-205. In January 2000, we extended T20-205 beyond the initial 48 week duration because patients in the trial appeared to continue receiving clinical benefit. Patients will continue to receive T-20 therapy at their election, as long as they show clinical benefit.

         PHASE II -- T20-204. In November 1999, in collaboration with the Division of AIDS of the National Institute for Allergy and Infectious Diseases, or NIAID, we initiated a clinical trial to evaluate the safety and pharmacokinetics of T-20 in children living with HIV infection. The trial will be managed by the Pediatric AIDS Clinical Trial Group, or PACTG, and has been designated as a fast-track study within the PACTG system.

         The study is designed to investigate the safety, tolerability and pharmacokinetics of T-20 in pediatric patients. The trial is conducted in two parts and will enroll up to twelve pediatric patients ages 3 to 12. The first part examines safety parameters to establish a well-tolerated pediatric dose that provides target concentrations of T-20 in the blood. The second part evaluates the safety and tolerability of T-20 in combination with other anti-HIV drugs over a 24-week period. In this study, T-20 is administered via subcutaneous injections twice daily in conjunction with other oral anti-HIV drugs.

         PHASE II -- T20-206. In June 1999, we initiated T20-206, a Phase II clinical trial for T-20 that will assess the antiviral activity and long-term safety of T-20 when used in combination with other anti-HIV drugs. T20-206 evaluates four groups of patients over a one-year period with planned interim analyses. Three different doses of T-20 will be combined with a background regimen of amprenavir, efavirenz, ritonavir and abacavir. The control group will receive the background regimen without T-20. T20-206 will enroll up to 68 HIV-infected individuals at several sites in the United States. At entry in the trial, all enrolled patients will have prior exposure to nucleoside reverse transcriptase inhibitors and protease inhibitors, but no prior exposure to non-nucleoside reverse transcriptase inhibitors. Data from an interim analysis of this trial is expected during 2000.

         PHASE II -- T20-208. In March 2000, we initiated T20-208, a Phase II clinical trial for T-20 that will evaluate alternative formulations of T-20, which could lead to a simpler dosing regimen. The trial is designed to enroll up to 60 patients, and will evaluate two formulations of T-20 compared to the formulation presently used in other ongoing clinical trials. All three formulations will be given as twice daily subcutaneous injections in combination with oral anti-HIV agents selected for each patient on an individualized basis.

         FUTURE T-20 CLINICAL TRIALS

         Throughout the remainder of 2000, we expect to initiate additional Phase II trials. We expect to begin a pivotal trial during 2000.

         PIVOTAL TRIAL. Based on the results of the Phase II trials, we intend to begin a pivotal trial during 2000 in a larger population of HIV-infected patients who are either resistant to, or intolerant of, currently-approved anti-HIV drugs. Historically, pivotal trials of this type involving anti-HIV drugs have included approximately 300 to 400 patients and have taken approximately 18 months to complete.

         T-1249

         We are developing T-1249, our second drug candidate for HIV fusion inhibition. The history of HIV treatment has demonstrated that the existence of multiple drugs within the RT and protease inhibitor classes has allowed for a variety of treatment options and improved patient treatment. We believe that multiple HIV fusion inhibitors may enhance HIV therapy by providing an even broader range of treatment options. We intend to be a leader in HIV fusion inhibitors and to develop multiple drug candidates within this class.

         T-1249 binds to a region of the HIV gp41 surface protein that differs from the region bound by T-20. Based on our knowledge of the structure of the gp41 protein, we designed T-1249, a 39 amino acid peptide, to bind more tightly to the gp41 protein, and we included an amino acid sequence that we believe enhances the pharmacokinetic properties of the T-1249 peptide. T-1249 has demonstrated favorable pharmacokinetics and potent HIV suppression in preclinical testing and is highly active against a wide range of HIV strains in culture, commonly referred to as IN VITRO. Increased potency may allow for lower drug quantities and less frequent dosing. The broad range of activity against many different strains of HIV IN VITRO suggests that T-1249 may possess a resistance profile distinct from RT and protease inhibitors as well as T-20.

         T-1249 CLINICAL DEVELOPMENT

         In July 1999, we initiated T1249-101, a Phase I clinical trial designed to assess the safety and pharmacokinetics of T-1249. Three different daily doses of T-1249 will be administered as monotherapy for 14 days to HIV-infected adults by once or twice daily subcutaneous injection. T1249-101 will enroll up to 60 HIV-infected individuals at up to eleven sites in the United States. At entry these patients will have received no other anti-HIV drugs for at least two weeks prior to entering the study. This trial is ongoing and we expect data from this trial to be available during 2000.

         FDA FAST TRACK DESIGNATION

         The FDA gave fast track designation for the treatment of HIV-infected individuals to T-20 in January 1999 and to T-1249 in May 1999. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease, and this designation is intended to expedite the drug development process. Throughout the clinical trial process, we intend to work with the FDA to design and implement a clinical trial strategy involving the administration of T-20 and T-1249 to HIV-infected patients in combination with approved HIV antiviral agents. T-20 and T-1249 may never be approved by the FDA for marketing on an accelerated basis, or at all.

         COLLABORATION WITH ROCHE

         In July 1999, we announced an agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20 and T-1249 worldwide. We will share development expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay us royalties on net sales of these products. Roche paid us $10 million up front and will provide up to an additional $58 million in cash upon achievement of developmental, regulatory and commercial milestones. For further information regarding the Roche collaboration, see "Licensing and Collaborative Agreements."

         MANUFACTURING

         The synthetic manufacture of peptides historically has been complex and expensive. This constraint does not limit the commercialization of most peptide therapeutics, which are administered in relatively small doses. We anticipate dosing levels of T-20 to be relatively higher than peptides prescribed in other indications. We have developed a novel peptide manufacturing process, which we believe will allow us to produce T-20 and T-1249 on a large scale and cost-efficient basis. We have an issued patent on this process. We have transferred the manufacturing process to four third-party contract manufacturers who have produced various quantities of T-20. Two third-party manufacturers are currently using this process to produce multi-kilogram quantities of T-20. We plan to increase the scale of this process to support the market demand that we anticipate for T-20, if it is approved by the FDA. We plan to apply our novel process to the manufacture of T-1249. Because of the complexity of manufacturing peptides, we may not be able to manufacture commercial quantities of T-20 or T-1249 on a cost-efficient basis.

OTHER VIRAL FUSION INHIBITOR PROGRAMS

Using our proprietary viral fusion platform technology, we have identified target sequences that appear to inhibit fusion for several viruses. We have identified, and filed patent applications disclosing, numerous discrete peptide sequences which include potential fusion targets in certain viruses that rely on fusion to penetrate host cells. Our research programs for certain fusion viruses are set forth below.

o RESPIRATORY SYNCYTIAL VIRUS. RSV causes pediatric bronchiolitis and pneumonia. In addition, RSV affects the elderly and immune-compromised individuals and is also thought to be a co-factor in causing inner ear infections. We have identified a series of peptide RSV fusion inhibitors and small molecules that may be effective in treating RSV infection. The anti-RSV peptides have shown potent, specific and selective inhibition of RSV infection in preclinical animal model testing. The anti-RSV small molecules have exhibited potent activity against RSV in laboratory tests. In addition, we have developed proprietary molecular screens, which will enable us to search for additional small molecule fusion inhibitors that are active against RSV.

o HUMAN PARAINFLUENZA VIRUS. Human parainfluenza virus, or HPIV, causes respiratory disease in young infants. No currently-approved drugs effectively treat HPIV infection. We have developed a series of peptides that inhibit HPIV in laboratory tests. T-205, our lead anti-HPIV peptide, shows potent, specific and selective inhibition of HPIV infection in laboratory tests. We intend to evaluate T-205 and other peptide candidates for possible advancement to preclinical development.

o INFLUENZA VIRUS. We have initiated an early-stage discovery program to create a high-throughput screening assay to identify potential small molecule fusion inhibitors of influenza. We have established a collaboration with Dr. Judith White at the University of Virginia to assist in the discovery and development of fusion inhibitors for influenza virus.

o HEPATITIS B AND C VIRUSES. We have initiated early-stage discovery programs to create high-throughput screening assays that can identify potential small molecule fusion inhibitors of the hepatitis B and C viruses.

LICENSING AND COLLABORATIVE AGREEMENTS

     We have an ongoing program of business development which may lead to the establishment of collaborative and licensing arrangements with collaborative partners, licensees, licensors or other third parties. The purpose of these arrangements would be to seek regulatory approval of and to develop, manufacture and commercialize selected product candidates. These collaborations could provide us with:

o    funding,

o    research and development resources,

o    additional drug product candidates,

o    access to libraries of diverse compounds, and

o clinical development, manufacturing, sales, marketing and distribution capabilities.


     In July 1999, we announced an agreement with Roche, to develop and market T-20 and T-1249 worldwide. We will share development expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay royalties to us on net sales of T-20 and T-1249. Roche paid $10 million up front and will provide up to an additional $58 million in cash upon achievement of certain developmental, regulatory and commercial milestones.

     Our agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under the Roche agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. If Roche decides to terminate the license for T-20 or T-1249 in a particular country, this could have a material and adverse effect on our business, financial condition and results of operations. For further information see - "Risk Factors - Our success in commercializing T-20 and T-1249 is dependent on our relationship with Roche."

     Our success could depend, in part, on the subsequent success of third parties in performing their obligations under collaborative and licensing arrangements. We expect to rely on Roche for many of these capabilities under our collaboration agreement with them. We cannot assure that the Roche collaboration or any other arrangements will be successful or will produce their intended results. We may not be able to maintain our existing arrangements or enter into new collaborative and license arrangements on acceptable terms.

     In February 1993, we entered into an agreement with Duke University, pursuant to which we have an exclusive, worldwide, royalty-free license to certain discoveries and inventions, including patent rights, in the field of antiviral therapeutics developed before February 2000 in the laboratories of Drs. Dani Bolognesi, Thomas J. Matthews, Michael Greenberg and Kent Weinhold of the Duke University Center for AIDS Research. The licenses that have already been granted to us under the agreement, including the license for T-20, will not be affected by our ability or inability to obtain certain rights to discoveries and inventions developed after February 2000. The license for the Duke inventions, including T-20, terminates upon the last-to-expire patent covering such inventions. Duke University may terminate the agreement if we fail to perform our obligations under the agreement, which include pursuing the development of the technologies licensed to us, or if we engage in fraud, willful misconduct or illegal conduct. If Duke University were to terminate the agreement, we would lose our license granted under that agreement. This would have a material and adverse effect on our business, financial condition and results of operations.

     In April 1997, we entered into an agreement with MiniMed Inc. under which we collaborate with MiniMed in the development and delivery of therapies for the treatment of certain diseases by using the continuous infusion delivery pump developed by MiniMed with our antiviral product candidates. The first collaborative project was the continuous delivery of T-20 in the T20-003 trial. Under the MiniMed agreement, a joint management committee determines an implementation strategy for each collaborative project. The MiniMed agreement contains certain exclusivity and noncompetition provisions relating to the use of a continuous subcutaneous infusion pump.

     In September 1997, we obtained from The New York Blood Center an exclusive, worldwide, royalty-bearing license to certain United States and foreign patents and patent applications relating to HIV peptides. In addition to annual minimum royalty payments, we are obligated to pay a one-time fee to the Blood Center in the event that a pivotal clinical trial utilizing a product covered by the license is not commenced by September 2002. The license agreement further provides that we may pay the Blood Center money to fund a sponsored research program as payment for up to a certain percentage of royalties otherwise due. If we choose to sponsor a research program, we will have a right of first negotiation for an exclusive, royalty-bearing license to all intellectual property arising from that program.

SALES, MARKETING AND DISTRIBUTION

         We have no experience in sales, marketing or distribution of pharmaceuticals. We expect to rely on Roche for many of these functions. We may develop capabilities in some of these areas. In other areas, however, we may rely on Roche or other marketing partners or other arrangements with third parties. In the event that Roche does not market our product candidates, or we are unable to reach agreement with one or more marketing partners to market these products, we may be required to develop internal sales, marketing and distribution capabilities. We may not be able to make arrangements with third parties on acceptable terms, if at all, or to establish cost-effective sales, marketing or distribution capabilities of our own.

         If we establish sales, marketing or distribution arrangements with other parties, they may have significant control over important aspects of the commercialization of our products. We may not be able to control the amount and timing of resources that any other third party may devote to our products or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with our products.

PATENTS, PROPRIETARY TECHNOLOGY AND TRADE SECRETS

         Our success will depend, in part, on our ability, and the ability of our collaborator or licensors, to obtain protection for our products and technologies under United States and foreign patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties.

         We own or have exclusive licenses to several issued United States patents, pending United States patent applications, and certain corresponding foreign patents and patent applications. Our issued United States patents expire between 2013 and 2018. Some of the patents and patent applications which cover aspects of our products and process belong to Duke University and are licensed to us. We also have a license to certain patents and patent applications from The New York Blood Center. In addition, we have granted to Roche an exclusive license to certain patents and patent applications. For further information regarding the terms of these license agreements, see "Licensing and Collaborative Agreements."

         We also rely on trade secrets, know-how and other proprietary information, which we seek to protect, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. These agreements may not provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized disclosure. Our employees, consultants or advisors could disclose our trade secrets or proprietary information to competitors, which would be detrimental to us. For further information regarding the risks associated with our intellectual property, see "Risk Factors -- There is uncertainty regarding patents and proprietary rights."

COMPETITION

         We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. If successfully developed and approved, our products will compete with numerous existing therapies. For example, at least 16 drugs are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that we are targeting. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

         The need for drugs that have a novel mechanism of action has stimulated interest in the inhibition of HIV entry into the cell. We believe that several companies are developing or attempting to develop HIV drug candidates that inhibit entry of the virus into the cell via mechanisms other than fusion.

         We believe that there is a significant future market for therapeutics that treat HIV and other viral diseases. However, we anticipate that we will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. Existing products or new products for the treatment of HIV developed by our competitors may be more effective, less expensive or more effectively marketed than any products eventually commercialized by us.

         Many of our competitors have significantly greater financial, technical and human resources than we have and may be better able to develop, manufacture, sell, market and distribute products. Many of these competitors have products that have been approved or are in late-stage development. These competitors also operate large, well-funded research and development programs. In addition, smaller companies may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

         New developments in our areas of research and development are expected to continue at a rapid pace in both industry and academia. If our product candidates are successfully developed and approved, we will face competition based on:

o    the safety and effectiveness of the products,

o    the timing and scope of regulatory approvals,

o availability of manufacturing, sales, marketing and distribution capabilities,

o    reimbursement coverage,

o    price, and

o    patent position.

     Our competitors may develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than we can. Our competitors may succeed in commercializing products more rapidly or effectively than we can, which could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

     Human pharmaceutical products are subject to lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. The regulatory approval process includes:

o the establishment of the safety and effectiveness of each product candidate, and

o confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing.

     This process typically takes a number of years, depending upon the type, complexity and novelty of the pharmaceutical product. This process is expensive and gives larger companies with greater financial resources a competitive advantage over us. We have never submitted a product candidate for approval by the FDA or any other regulatory authority for commercialization, and our product candidates may never be approved for commercialization or obtain the desired labeling claims.

The steps required by the FDA before new drugs may be marketed in the United States include:

o    preclinical studies,

o the submission to the FDA of a request for authorization to conduct clinical trials on an IND,

o adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use,

o    submission to the FDA of an New Drug Application, or NDA, and

o review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

     In the United States, preclinical testing includes both culture and animal laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Laboratories involved in preclinical testing must comply with FDA regulations regarding good laboratory practices. Preclinical testing results are submitted to the FDA as part of the IND and, unless there is objection by the FDA, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may never result in the commencement of human clinical trials.

     Clinical trials involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. These trials typically are conducted in three sequential phases, although the phases may overlap with one another.

     Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with a targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacokinetics.

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

     Our product candidates under development may never receive commercialization approval in any country on a timely basis, or at all, even after substantial time and expenditures. If we are unable to demonstrate the safety and effectiveness of our product candidates to the satisfaction of the FDA or foreign regulatory authorities, we will be unable to commercialize our product candidates. This would have a material adverse effect on our business, financial condition and results of operations. Even if regulatory approval of a product candidate is obtained, the approval may limit the indicated uses for which the product candidate may be marketed.

     We, Roche and any potential future collaborative partners are also subject to various federal, state and local laws and regulations relating to:

o    safe working conditions,

o    laboratory and manufacturing practices,

o    the experimental use of animals, and

o the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents.

     Compliance with these laws, regulations and requirements may be costly and time-consuming and the failure to maintain such compliance by us or our existing and potential future collaborative partners could have a material adverse effect on our business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT AND HEALTH CARE REFORM MEASURES

         In the United States and elsewhere, sales of prescription pharmaceuticals are dependent, in part, on the consumer's ability to be reimbursed for the cost of the drugs by third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. A majority of HIV-infected patients taking anti-HIV drugs, however, are reimbursed by third-party payors for the cost of their therapies. If we succeed in bringing one or more products to the market, these products may not be considered cost-effective and reimbursement to the consumer may not be sufficient to allow us to sell our products on a competitive basis. Economic, political and regulatory influences, including the efforts of governments and third-party payors to contain or reduce the cost of health care through various means, will continue to affect the business and financial condition of pharmaceutical companies. A number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. Because of the high cost of the treatment of HIV, many state legislatures are reassessing reimbursement policies for this therapy. In addition, the emphasis in the United States on reducing the overall costs of health care through managed care has increased, and will continue to increase, the pressure on pharmaceutical pricing. We cannot predict whether legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business. However, the announcement and/or adoption of these proposals or efforts could have a material adverse effect on our business, financial condition and results of operations.

HUMAN RESOURCES

         As of March 15, 2000, we had 71 full-time employees, including a technical scientific staff of 52. None of our employees are covered by collective bargaining arrangements, and management considers relations with its employees to be good.

SCIENTIFIC ADVISORY BOARD

     We have assembled a Scientific Advisory Board, or SAB, comprised of individuals we call Scientific Advisors. The Scientific Advisors are leaders in the fields of viral disease research and treatment.

     Members of our SAB review our research, development and operating activities and are available for consultation with management and staff relating to their respective areas of expertise. Our SAB holds regular meetings. Several of our individual Scientific Advisors have separate consulting relationships with us and meet more frequently, on an individual basis, with management and staff to discuss our ongoing research and development projects. Certain of our Scientific Advisors own our common stock and/or hold options to purchase our common stock. Our Scientific Advisors are expected to devote only a small portion of their time to our business.

     Our Scientific Advisors are all employed by other entities. Each Scientific Advisors has entered into a letter agreement with us that contains confidentiality and non-disclosure provisions that prohibit the disclosure of confidential information to anyone else. Such letter agreements also provide that all inventions, discoveries or other intellectual property that come to the attention of or are discovered by our Scientific Advisors while performing services under this letter agreement will be assigned to us. The current members of our SAB are as follows:

Robert C. Gallo, M.D. Professor and Director, Institute of Human Virology -- University of Maryland Biotechnology Institute.

Martin Hirsch, M. D., Professor of Medicine, Director of AIDS Clinical Trials Unit/Retrovirus Laboratory - Harvard Medical School

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

WE HAVE NEVER MADE MONEY AND EXPECT OUR LOSSES TO CONTINUE.

         We have incurred losses since we began operating. As of December 31, 1999, our accumulated deficit was approximately $63 million. Since inception, we have spent our funds on our product development efforts, relating primarily to the development of T-20 and T-1249. We expect that we will incur substantial losses for the foreseeable future. We also expect our losses to significantly increase as we expand our research and development, preclinical testing and clinical trial efforts. We have not yet generated any revenues from product sales or royalties. We cannot assure you that we will ever be able to generate any such revenues or royalties or, if we generate any revenues or royalties, that we will ever be profitable.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE NEAR FUTURE.

         Based on our current plan, we anticipate that our existing capital resources will be adequate to fund our capital requirements through 2000. We believe that substantial additional funds will be required after 2000. In the event this financing is not obtained, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs.

         We may raise these additional funds through equity or debt financings. If we raise funds by selling equity, our stockholders' interest may be diluted. Any debt financings may contain restrictive terms that limit our operating flexibility. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with collaborative partners. Roche or other collaborative partners may require us to relinquish rights to our technologies or product candidates. This could have a material adverse effect on our business, financial condition and results of operations.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF OUR FUTURE RESULTS.

         Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

         o  the status and progress of our collaborative agreement with Roche,

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

WE ARE HEAVILY DEPENDENT ON OUR LEAD PRODUCT CANDIDATE, T-20.

         T-20 is our lead product candidate. Our success will depend, to a great degree, on the success of T-20. In particular, we must be able to:

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

         We may rely on our colloborative partner, Roche, in connection with many of these matters. We may not be able to control the amount or timing of resources that Roche may devote to these matters. If we or Roche fail to successfully develop and commercialize T-20, our business, financial condition and results of operations will be materially and adversely affected.

OUR SUCCESS IN COMMERCIALIZING T-20 AND T-1249 IS DEPENDENT ON OUR RELATIONSHIP WITH ROCHE.

In July 1999, we announced an agreement with Roche, to develop and market T-20 and T-1249 worldwide. We will share development expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay royalties to us on net sales of T-20 and T-1249. Roche paid $10 million up front and will provide up to an additional $58 million in cash upon achievement of certain developmental, regulatory and commercial milestones. Our reliance on Roche poses a number of risks, including:

         o Roche may not devote sufficient resources to the development or marketing of our products;

         o disagreements with Roche could lead to delays in or termination of the development or commercialization of our products, or result in litigation or arbitration;

         o Roche has considerable discretion in electing whether to pursue the development of any products and may pursue alternative technologies or products either on its own or in collaboration with our competitors;

         o Roche may choose to devote fewer resources to the development and marketing of our products than it does to products of its own development; and

         o disputes may arise in the future with respect to the ownership of rights to technology developed with Roche.

     Given these risks, there is a great deal of uncertainty regarding the success of our collaboration with Roche. If these efforts fail, our product development or commercialization of T-20 or T-1249 could be delayed. Any delay could have a material adverse affect on our business, financial condition and results of operation. Our agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under the Roche agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. If Roche decides to terminate the license for T-20 or T-1249 in a particular country, this could have a material and adverse effect on our business, financial condition and results of operations.

WE FACE MANY UNCERTAINTIES RELATING TO OUR HUMAN CLINICAL TRIAL RESULTS AND CLINICAL TRIAL STRATEGY.

         In order to obtain the regulatory approvals that we need to sell commercially any of our product candidates, we must demonstrate that each product candidate is safe and effective for use in humans for each target indication. We attempt to demonstrate this through preclinical testing and clinical trials for each product candidate. This is a very complex and lengthy process. To date, we have conducted initial preclinical testing of some of our product candidates, a Phase I/II clinical trial of T-20 that enrolled 16 patients and several Phase II clinical trials of T-20 involving over 100 patients. We have also begun a Phase I/II clinical trial of T-1249.

         Because these clinical trials have been limited to a relatively small number of patients, we cannot assure you that the results of these early clinical trials will support further clinical trials of T-20 or T-1249. We may not be able to demonstrate that potential product candidates that appeared promising in preclinical testing and early clinical trials will be safe or effective in advanced clinical trials that involve larger numbers of patients. We also cannot assure you that the results of the clinical trials we have conducted and still intend to conduct will support our applications for regulatory approval. As a result, our product development programs may be curtailed, redirected or eliminated at any time.

         We may redesign, delay or cancel our preclinical testing and clinical trials, for some or all of the following reasons:

         o unanticipated, adverse or ambiguous results from our preclinical testing or clinical trials,

         o  change in the focus of our collaborative partner, Roche,

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

         Accordingly, our clinical trials may not commence or proceed as anticipated. This would have a material adverse effect on our business, financial condition and results of operations. Also, if the results of our clinical trials or our clinical trial strategy deviates from the expectations of securities analysts and investors, the market price of our common stock could be adversely affected. In addition, due to uncertainties that are part of the clinical development process, we may underestimate the costs associated with clinical development of T-20 or T-1249. Delays or unanticipated increases in costs of clinical development or failure to obtain regulatory approval or market acceptance for our products could adversely affect our operating results.

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

WE HAVE NO EXPERIENCE MANUFACTURING PHARMACEUTICAL PRODUCTS.

         The manufacture of pharmaceutical products requires significant expertise and capital investment. We have no experience in manufacturing pharmaceuticals, no commercial manufacturing capacity and only have limited experience in manufacturing process development. As a result, we have elected to work with third-party contract manufacturers to supply quantities of T-20 and T-1249 to be used in currently planned clinical trials. We expect to rely on third-party manufacturers throughout the clinical and initial commercialization phases of T-20 and T-1249 development. We may not be able to maintain relationships with these third-party manufacturers. Our dependence on third parties for the manufacture of products and product candidates could have a material adverse effect on our business, financial condition and results of operations.

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

WE ARE DEPENDENT ON THIRD-PARTY CONTRACT RESEARCH ORGANIZATIONS.

         We have engaged, and intend to continue to engage, third-party contract research organizations or Roche to perform some functions for us related to the development of our product candidates. We typically design our clinical trials, but rely on these contract research organizations or Roche to actually conduct the clinical trials. The failure by the contract research organizations or Roche to perform our clinical trials satisfactorily or their breach of their obligations to us could delay or prevent the commercialization of our product candidates. This would have a material adverse effect on our business, financial condition and results of operations.

         Because we rely on third-party contract research organizations and Roche, our preclinical testing or clinical trials may not begin or be completed on the dates we estimate for them. Any delays in our testing and trials could delay regulatory approval for or commercialization of our product candidates. These delays could:

         o  increase our operating expenses,

         o  cause us to need additional capital,

         o  divert management's time and attention, and

         o create adverse market perception about us and our product candidates.

WE HAVE NO SALES, MARKETING OR DISTRIBUTION CAPABILITIES.

         We have no experience in sales, marketing or distribution of pharmaceuticals. We may develop these capabilities in certain areas in the future. We may rely on Roche or other arrangements with third parties which have established distribution systems and direct sales forces for the sales, marketing and distribution of products. In the event that Roche does not market our product candidates or we are unable to reach agreement with one or more marketing partners, we may be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms, if at all. This would have a material adverse effect on our business, financial condition and results of operations.

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

WE DEPEND ON COLLABORATIONS AND LICENSES WITH OTHERS.

         We may enter into license, development, or other agreements with Roche, new partners or collaborators to assist us in:

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

         We may not be able to maintain our existing collaborative arrangement with Roche or enter into arrangements in the future on terms that are acceptable to us. Moreover, Roche may not perform its obligations under our agreement with it and may choose to compete with us by seeking alternative means of developing therapeutics for the diseases we have targeted. In addition, we may not be able to:

         o obtain proprietary rights, or licenses under the proprietary rights which belong to others, for any technology or product candidates developed through this arrangement, or

         o protect the confidentiality or prevent the disclosure of any proprietary rights and information developed in our collaborative arrangement.

      Our agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under the Roche agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. If Roche decides to terminate the license for T-20 or T-1249 in a particular country, this could have a material and adverse effect on our business, financial condition and results of operations.

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

         In the United States and elsewhere, sales of prescription drugs are dependent, in part, on the consumer's ability to be reimbursed for the cost of the drugs by third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. As a result, third-party payor reimbursements may not be available or may not be available at a level that will allow us , Roche, or our potential collaborative partners to sell our products on a competitive basis.

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

         The standards which courts use to interpret patents may change, particularly as new technologies develop. Consequently, we cannot be certain as to how much protection, if any, will be given to patents owned or licensed by us, if they are challenged in court. If we choose to go to court to stop someone else from using the inventions claimed in these patents, that individual or company has the right to ask the court to rule that the patents are invalid and should not be enforced against them. Such lawsuits are expensive and will consume time and other resources, even if we are successful in stopping the violation of the patents. In addition, there is a risk that the court will decide that some or all of the claims of these patents are not valid and that we do not have the right to stop others from using the inventions. There is also a risk that, even if the validity of the patents is upheld, the court will refuse to stop the other party on the grounds that its activities are not covered by the patent claims.

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION; OUR PRODUCTS MAY NOT RECEIVE REGULATORY APPROVAL.

         Human pharmaceutical products must undergo lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. To have a product candidate approved, we must establish that the product candidate is safe and effective for each target indication. The FDA must confirm that we and our clinical testing and manufacturing partners maintain good laboratory, clinical and manufacturing practices. The regulatory approval process typically takes a number of years, depending on the type, complexity and novelty of the pharmaceutical product. Because of the considerable time and expense required, this process gives larger companies with greater financial resources a competitive advantage over us.

         To date, none of our product candidates has been submitted for approval by the FDA or any other regulatory authority for commercialization. Our products may never be approved by the FDA or any other regulatory authority. T-20 and T-1249 have received fast track designation from the FDA for the treatment of HIV-infected individuals. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease, and this designation is intended to expedite the review of these drugs. However, fast track designation does not, in any way, mean that T-20 or T-1249 will be approved for commercialization by the FDA in the future.

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

         If we successfully develop our product candidates and gain approval for those products, they will compete with numerous existing therapies. For example, at least 16 antiretroviral drugs are currently approved in the United States for the treatment of HIV. We also believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. We expect to face intense and increasing competition in the future as these new products enter the market and advanced technologies become available. Even if we are able to successfully develop T-20 or T-1249 and either product candidate receives regulatory approval, we cannot assure you that existing or new products for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold, than T-20, T-1249 or any other therapeutic for HIV that we may develop.

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

WE USE HAZARDOUS MATERIALS.

         We use hazardous materials, chemicals, viruses and various radioactive compounds in our product development programs. We believe that our handling and disposal of these materials comply with the standards prescribed by state and federal regulations, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. If there were such an accident or injury, we could be held liable for any damages or penalized with fines. The amount of the liability and fines could exceed our resources. Additionally, if we develop an internal manufacturing capability, we may incur substantial additional costs to comply with environmental regulations.

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

FUTURE SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT OUR STOCK PRICE.

         The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS.

         Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders.

OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN OUR FORWARD-LOOKING STATEMENTS.

         This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and industry. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks and uncertainties discussed above. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 2.  PROPERTIES

     We currently lease approximately 21,000 square feet of laboratory and office space at 4727 University Drive, Suite 100, Durham, North Carolina. We lease this space under a lease agreement that expires on September 30, 2002. We also lease approximately 15,000 square feet of office space in Durham under a sublease agreement that expires on December 31, 2001. In March 2000, we entered into an lease for approximately 8,000 square feet of laboratory space adjacent to our current laboratory space which expires October 31, 2003. We believe that there will be suitable facilities available should additional space be needed.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings as of the date of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock has traded on the Nasdaq National Market System under the Nasdaq symbol "TRMS" since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the future. As of March 23, 2000 we had approximately 160 shareholders of record, and believe we had approximately 1,000 beneficial shareholders. The following table sets forth the high and low bid prices for our common stock for 1998 and 1999. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                1998               1999
                                          HIGH       LOW       HIGH      LOW
                                        --------- ---------- --------- --------
            1st Quarter..............     $13.88     $ 7.00  $27.69    $11.13
            2nd Quarter..............      $9.88     $ 5.38  $17.00    $10.56
            3rd Quarter..............      $7.19     $ 3.88  $25.88    $14.25
            4th Quarter..............     $11.25     $ 3.50  $25.19    $16.38



For the 1st quarter of 2000 through March 23, 2000, the high bid was $67.75 and the low bid was $24.00.


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

         Information concerning the registered shares as of the date of this report is set forth below:


                                  TITLE OF SECURITY:               COMMON STOCK

     Amount Registered:........................................       3,162,500
     Aggregate Price of the Offering Amount  Registered:.......  $   37,950,000
     Amount Sold:..............................................       3,162,500
     Aggregate Offering Price of Amount Sold:..................  $   37,950,000

Actual expenses incurred to date by the Company in connection with the issuance and distribution of the registered shares are as follows:

     Underwriting Discounts and Commissions:..............      $    2,656,500
     Finders' Fee:........................................                  --
     Expenses Paid To or For Underwriters:................                  --
     Other Expenses:......................................             761,500
                                                             ------------------
     Total:...............................................      $    3,418,000
                                                             ==================

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

A reasonable estimate of the amount of the net offering proceeds used by the Company from the effective date of the Registration Statement on Form S-1 to the date of this report for each of the purposes listed below is as follows:

     Construction of Plant, Building and Facilities:............... $          -
     Purchase and Installation of  Machinery and  Equipment........ $          -
     Purchase of Real Estate:...................................... $          -
     Acquisition of Other  Businesses:............................. $          -
     Repayment of Indebtedness:.................................... $          -
     Working Capital:.............................................. $ 18,541,000
     Temporary Investments:........................................ $          -
     Short Term:................................................... $ 15,991,000
     Long Term:.................................................... $          -
     Other (specify):.............................................. $          -
     Other Purposes for which at least 5% of  the Total Proceeds
        (or $100,000, whichever is less) Has Been Used............. $          -


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


                                                                                          CUMULATIVE
                                                                                             FROM
                                                                                           INCEPTION
                                                                                         (JANUARY 7,
                                             FOR THE YEARS ENDED DECEMBER 31,              1993) TO
                               --------------------------------------------------------  DECEMBER 31,
                                 1995        1996        1997        1998        1999        1999
                               --------    --------    --------    --------    --------    --------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS
Data:
Revenue                        $    104    $     55    $    431    $    363    $ 10,081    $ 11,034
                               --------    --------    --------    --------    --------    --------
Operating expense:
Research and development
   expenses .................     4,012       5,146       9,734      16,421      19,292      58,043
General and administrative
   expenses .................     1,520       1,761       2,596       4,572       6,952      18,980
                               --------    --------    --------    --------    --------    --------
Total operating expenses ....     5,532       6,907      12,330      20,993      26,244      77,023
                               --------    --------    --------    --------    --------    --------
Operating loss ..............    (5,428)     (6,852)    (11,899)    (20,630)    (16,163)    (65,989)
                               --------    --------    --------    --------    --------    --------
Interest income .............        49          47         584       1,755       1,729       4,190
Interest expense ............      (360)       (167)       (113)       (127)       (161)     (1,191)
                               --------    --------    --------    --------    --------    --------
Total other income (expense)       (311)       (120)        471       1,628       1,568       2,999
                               --------    --------    --------    --------    --------    --------
Net loss ....................  $ (5,739)   $ (6,972)   $(11,428)   $(19,002)   $(14,595)   $(62,990)
                               ========    ========    ========    ========    ========    ========
Basic net loss per share (1).                          $  (1.55)   $  (1.78)   $  (1.17)
                                                       ========    ========    ========
Weighted average shares
used in computing basic net
loss per share (1) ..........                             7,395      10,647      12,511
                                                       ========    ========    ========


(1) Computed on the basis described in Note 1 to Financial Statements.


                                                          AS OF DECEMBER 31,
                                      ---------------------------------------------------------
                                         1995        1996        1997        1998        1999
                                       --------    --------    --------    --------    --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ..........   $  1,343    $    132    $ 32,557    $ 16,920    $ 37.023
Working capital (deficiency) .......        322      (1,305)     34,733      16,562      36,856
Total assets .......................      3,058       1,684      38,844      22,872      51,650
Long-term notes payable and capital
  lease obligations, less current
  portion...........................        703         575         240         853       1,206
Accumulated deficit ................    (10,994)    (17,965)    (29,393)    (48,395)    (62,990)
Total stockholders' equity (deficit)      1,324        (409)     35,810      18,016      38,337

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

o the development, patenting, preclinical testing and clinical trials of T-20 and T-1249,

o    the development of a manufacturing process for T-20,

o    production of drug material for future clinical trials, and

o research and development and preclinical testing of other potential product candidates.

     We have lost money since inception and, as of December 31, 1999, had an accumulated deficit of approximately $63.0 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

o    the status of our research and development activities,

o product candidate discovery and development efforts, including preclinical testing and clinical trials,

o    the timing of regulatory actions,

o the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

o our ability to work with Roche to manufacture, develop, sell, market and distribute T-20 and T-1249,

o    technological and other changes in the competitive landscape,

o changes in our existing research and development relationships and strategic alliances,

o    evaluation of the commercial viability of potential product candidates, and

o    other factors, many of which are outside of our control.

     As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or Roche's ability to successfully develop and obtain regulatory approval for T-20 and other product candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

     REVENUE. Total revenue was $431,000, $363,000 and $10.1 million for 1997, 1998 and 1999, respectively. Total revenue for 1998 resulted from SBIR grants. During 1997, $331,000 was received under SBIR grants, and $100,000 was received under an investigative contract. Total revenue for 1999 consisted of the $10 million non-refundable payment from Roche for past development costs for the initiation of our collaboration for the development of T-20 and T-1249, and $81,000 received under SBIR grants.

     RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $9.7 million, $16.4 million and $19.3 million for 1997, 1998 and 1999, respectively. During 1997 we completed a Phase I/II clinical trial for T-20 and purchased drug material for future clinical trials. Research and development expenses increased from 1997 to 1998 because during 1998 we:

o    began a Phase II clinical trial for T-20,

o    increased the number of people in our clinical support group, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

Gross research and development expenses increased from 1998 to 1999 because during 1999 we:

o continued a Phase II clinical trial and initiated three additional Phase II clinical trials for T-20,

o completed preclinical studies and initiated a Phase I clinical trial for T-1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o    increased the number of personnel to support these activities.

The net increase in research and development expenses from 1998 to 1999 was less than the increase from 1997 to 1998 as a result of our collaboration with Roche, which was initiated on July 1, 1999. Roche paid 50% of the development costs incurred during the period from July 1, 1999 until December 31, 1999 for T-20 and T-1249 as required by our collaboration agreement.

Total research personnel were 29, 41 and 52 at December 31, 1997, 1998 and 1999, respectively. We expect research and development expenses, net of the reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o    continued preclinical research and testing of product candidates,

o    expanded clinical trials for T-20, T-1249 and other product candidates,

o    the manufacture of drug material for these trials, and

o    increased number of personnel to support these activities.

     GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $2.6 million, $4.6 million and $7.0 million for 1997, 1998 and 1999, respectively. Expenses increased from 1997 to 1998 because in 1998 we:

o    incurred costs to support our obligations as a publicly traded company,

o    added personnel to support our growth, and

o    incurred additional professional fees in the patent application process.

Expenses increased from 1998 to 1999 because in 1999 we:

o accrued severance costs for our former Chief Executive Officer and our former President and Chief Financial Officer,

o    incurred professional fees in connection with our collaboration efforts,

o    performed market research,

o    added personnel to support our growth, and

o    incurred professional fees related to our patent portfolio.

We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

         OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $471,000, $1.6 million and $1.6 million for 1997, 1998 and 1999, respectively. The increase in 1998 was due to increased interest income because of higher cash and investment balances due to our public offering of stock closed in October 1997. The amount in 1999 was similar to 1998 due to our public offering of stock closed in June 1999, net of the use of cash during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999 and a private placement of common stock in February 2000. Net cash used by operating activities was $9.0 million, $16.8 million and $3.9 million for 1997, 1998 and 1999, respectively. The cash used by operating activities was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and decreased for 1999 because of the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T-20 and T-1249. Cash used by investing activities was $5.0 million for 1997 and $8.3 million for 1999. Cash provided by investing activities was $1.3 million for 1998. The increase in the amount used in 1997 and 1999 was due to the purchase of short-term investments as a result of our public offerings of common stock in 1997 and 1999.

     As of December 31, 1999, we had $47.8 million in cash and cash equivalents and short-term-investments, compared to $20.2 million as of December 31, 1998. The increase is primarily a result of the closing of a public offering of common stock in June 1999, which resulted in net proceeds of approximately $31.4 million, and the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T-20 and T-1249, less cash used by operating activities. In February 2000, the Company closed a private placement of 1.75 million shares of common stock at $40.50 per share resulting in net proceeds of approximately $66.4 million.

     We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to receive reimbursement for 50% of the development costs for T-20 and T-1249 from Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our product candidate and compound discovery and development efforts, including:

o expenditures for clinical trials of T-20, T-1249 and other product candidates,

o research and development and preclinical testing of other product candidates,

o    manufacture of drug material, and

o    the development of our proprietary technology platform.

     As of December 31, 1999, we had commitments of approximately $30.0 million to purchase product candidate materials and fund various clinical studies over the next fifteen months. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249 for the United States and Canada. We also expect to have capital expenditures of approximately $3.0 million during 2000. Our share of these expenditures may be financed with capital or operating leases, debt or working capital. We expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through 2000. We believe that substantial additional funds will be required after 2000.

     If adequate funds are not available, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In addition, we will be required to obtain additional funds, which may be raised through equity or debt financings. If we raise funds by selling equity, our stockholders' interest may be diluted. Any debt financings may contain restrictive terms that limit our operating flexibility. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with new or existing collaborative partners. These partners may require us to relinquish rights to our technologies or product candidates or to reduce our share of potential profits. This could have a material adverse effect on our business, financial condition or results of operations.

     Our future capital requirements and the adequacy of available funds will depend on many factors, including the availability of funds from Roche under our collaboration agreement, the results of clinical trials relating to T-20, the progress and scope of our product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of our product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the FDA, administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions, and other factors, many of which are outside of our control.

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1999, we had a net operating loss carryforward of approximately $57.4 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 6 of Notes to Financial Statements.

ACCOUNTING AND OTHER MATTERS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes standards for valuation and disclosure of derivative financial instruments and is effective for fiscal quarters beginning after June 15, 2000. The Company does not believe that this pronouncement will have a material impact on its financial position or results of operations.

     The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on our financial statements and monitors the status of changes to issued exposure drafts and to proposed effective dates.



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

     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 1999. Substantially all of our investments mature in twelve months or less.

                                             Carrying       Average
                                              Amount       Interest
                                            (thousands)      Rate
                                            -----------      ----

Cash equivalents - fixed rate                 $36,463       6.01 %
Short-term investments - fixed rate            10,775       6.60 %
Overnight cash investments - fixed rate           981       4.43 %
                                              -------       ------


Total investment securities                   $48,219       6.11 %
                                              =======       ======


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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

                                                                                         Page Number
                                                                                         -----------
(a)1.    Financial Statements
         Independent Auditors' Report........................................................F-1
         Balance Sheets as of  December 31, 1998 and 1999....................................F-2
         Statements of Operations for the Years Ended December 31, ..........................
             1997, 1998 and 1999 and for the period from Inception to December 31, 1999......F-3
         Statements of Stockholders' Equity (Deficit) for the period from Inception to
             December 31, 1996, and for the Years Ended December 31, 1997, 1998 and
             1999............................................................................F-4
         Statements of Cash Flows for the Years Ended December 31,
             1997, 1998 and 1999 and for the period from Inception to December 31, 1999......F-5
         Notes to Financial Statements.......................................................F-6


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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Trimeris, Inc.:

We have audited the accompanying balance sheets of Trimeris, Inc. (A Development Stage Company) (the "Company") as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999 and for the cumulative period from the date of inception to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, and for the cumulative period from the date of inception to December 31, 1999, in conformity with generally accepted accounting principles.

February 10, 2000                                                       KPMG LLP

Raleigh, North Carolina

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                             AS OF DECEMBER 31,
                                                                                             ------------------
                                                                                             1998         1999
                                                                                          ---------    ---------
ASSETS
Current assets:
         Cash and cash equivalents ....................................................   $  16,920    $  37,023
         Short-term investments .......................................................       3,256       10,775
         Accounts receivable - Roche ..................................................        --            144
         Accounts receivable ..........................................................          68           24
         Prepaid expenses .............................................................         321          268
                                                                                          ---------    ---------
         Total current assets .........................................................      20,565       48,234
                                                                                          ---------    ---------
Property, furniture and equipment, net of accumulated depreciation and
   amortization  of $2,775 and $3,564 at December 31, 1998 and 1999,  respectively ....       1,598        2,585
                                                                                          ---------    ---------
Other assets:
   Exclusive license agreement, net of accumulated amortization of $14 at
         December 31, 1998 ............................................................          27         --
   Patent costs, net of accumulated amortization of $13 and $20 at December 31,
         1998 and 1999, respectively ..................................................         534          643
   Equipment deposits .................................................................         147          188
   Other assets, net of accumulated amortization of $20
        at December 31, 1998 ..........................................................           1         --
                                                                                          ---------    ---------
          Total other assets ..........................................................         709          831
                                                                                          ---------    ---------
          Total assets ................................................................   $  22,872    $  51,650
                                                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable ..................................................................   $   1,176    $   6,159
    Current installments of obligations under capital leases ..........................         471          717
    Accrued compensation ..............................................................         829        1,028
    Accrued expenses ..................................................................       1,527        3,474
                                                                                          ---------    ---------
         Total current liabilities ....................................................       4,003       11,378
Obligations under capital leases, excluding current installments ......................         853        1,206
Deferred revenue ......................................................................        --            729
                                                                                          ---------    ---------
         Total liabilities ............................................................       4,856       13,313
                                                                                          ---------    ---------

Stockholders' equity (deficit):
    Preferred Stock at $0.001 par value per share, authorized 10,000 shares; issued and
          outstanding zero shares at December 31, 1998 and 1999 .......................        --           --
    Common Stock at $0.001 par value per share, authorized 30,000 shares; issued and outstanding 10,637 and 13,765 shares at December 31, 1998 and
          1999,  respectively .........................................................          11           14
    Additional paid-in capital ........................................................      68,406      105,580
    Deficit accumulated during the development stage ..................................     (48,395)     (62,990)
    Deferred compensation .............................................................      (1,788)      (4,162)
    Notes receivable from stockholders ................................................        (218)        (105)
                                                                                          ---------    ---------
          Total stockholders' equity ..................................................      18,016       38,337
                                                                                          ---------    ---------
Commitments and contingencies (notes 2 and 10)
          Total liabilities and stockholders' equity ..................................   $  22,872    $  51,650
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

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           CUMULATIVE
                                                                         FROM INCEPTION
                                                                           (JANUARY 7,
                                     FOR THE YEARS ENDED DECEMBER 31,        1993) TO
                                   ------------------------------------    DECEMBER 31,
                                     1997          1998          1999          1999
                                   --------      --------      --------      --------
Revenue ........................   $    431      $    363      $ 10,081      $ 11,034
                                   --------      --------      --------      --------

Operating expenses:
    Research and development ...      9,734        16,421        19,292        58,043
    General and administrative .      2,596         4,572         6,952        18,980
                                   --------      --------      --------      --------
        Total operating expenses     12,330        20,993        26,244        77,023
                                   --------      --------      --------      --------
    Operating loss .............    (11,899)      (20,630)      (16,163)      (65,989)
                                   --------      --------      --------      --------

Other income (expense):
        Interest income ........        584         1,755         1,729         4,190
        Interest expense .......       (113)         (127)         (161)       (1,191)
                                   --------      --------      --------      --------
                                        471         1,628         1,568         2,999
                                   --------      --------      --------      --------
     Net loss ..................   $(11,428)     $(19,002)     $(14,595)     $(62,990)
                                   ========      ========      ========      ========

 Basic net loss per share ......   $  (1.55)     $  (1.78)     $  (1.17)
                                   ========      ========      ========

 Weighted average shares used
     in per share computations .      7,395        10,647        12,511
                                   ========      ========      ========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1996 AND THE YEARS ENDED
                       DECEMBER 31, 1997, 1998, AND 1999
                                 (IN THOUSANDS)



                                                                                                             DEFICIT
                                               PREFERRED STOCK            COMMON STOCK                     ACCUMULATED
                                            ----------------------    ----------------------                 DURING
                                             NUMBER        PAR          NUMBER                ADDITIONAL       THE
                                               OF         VALUE          OF           PAR      PAID-IN     DEVELOPMENT
                                             SHARES                     SHARES       VALUE     CAPITAL        STAGE
                                            ---------    ---------    ---------    ---------  ---------     --------
Balance at January 7, 1993 .............        --      $    --           --      $    --     $    --      $    --
Issuances of Common Stock ..............        --           --            330            1          43         --
Issuances of Series A Preferred Stock ..       3,000            3         --           --         1,997         --
Issuances of Series B Preferred Stock ..      27,136           27         --           --        13,541         --
Issuances of Series C Preferred Stock ..       3,333            3         --           --         1,997         --
Stock issuance costs ...................        --           --           --           --           (87)        --
Common Stock issued in exchange for
   exclusive license ...................        --           --             96         --            41         --
Common Stock issued in exchange
   for  consulting  services ...........        --           --             11         --             4         --
Loss for the period ....................        --           --           --           --          --        (17,965)
Notes receivable from stockholders
    for the purchase of shares .........        --           --           --           --          --           --
                                            ---------    ---------    ---------    ---------  ---------     --------

Balance as of December 31, 1996 ........      33,469           33          437            1      17,536      (17,965)
Issuances of Series C Preferred Stock ..       9,984           10         --           --         5,981         --
Issuances of Series D Preferred Stock ..       9,048            9         --           --         6,777         --
Issuances of Common Stock ..............        --           --            656            1         255         --
Conversion of Preferred Stock to
    Common Stock .......................     (52,501)         (52)       6,262            6          46         --
Issuance of shares in initial public
    offering, net ......................        --           --          3,163            3      34,529         --
Exercise of stock options ..............        --           --             32         --             9         --
Repayment of notes receivable from
    stockholders .......................        --           --           --           --          --           --
Repurchase of Common Stock .............        --           --             (1)        --          --           --
Stock issuance costs ...................        --           --           --           --          (109)        --
Issuances of Common Stock and
    options at below market value ......        --           --           --           --         2,336         --
Amortization of deferred
    compensation .......................        --           --           --           --          --           --
Loss for the period ....................        --           --           --           --          --        (11,428)
                                            ---------    ---------    ---------    ---------  ---------     --------

Balance as of December 31, 1997 ........        --           --         10,549           11      67,360      (29,393)
Exercise of stock options ..............        --           --             28         --            10         --
Issuance of stock options to consultants        --           --           --           --           545         --
Issuance of stock for 401(K) match .....        --           --             20         --           236         --
Issuance of stock under Employee
    Stock Purchase Plan ................        --           --             40         --           255         --
Amortization of deferred
    compensation .......................        --           --           --           --          --           --
Loss for the period ....................        --           --           --           --          --        (19,002)
                                            ---------    ---------    ---------    ---------  ---------     --------

Balance as of December 31, 1998 ........        --      $    --         10,637    $      11   $  68,406    $ (48,395)
Issuance of shares in public offering,
    net ................................        --           --          2,875            3      31,354         --
Exercise of stock options ..............        --           --            189         --         1,157         --
Issuance of stock options to
    employees and consultants ..........        --           --           --           --         4,151         --
Issuance of stock for 401(K) match .....        --           --             12         --           292         --
Issuance of stock under Employee
    Stock Purchase Plan ................        --           --             22         --           220         --
Repayment of notes receivable from
    stockholders .......................        --           --           --           --          --           --
Exercise of warrant, net ...............        --           --             30         --          --           --
Amortization of deferred
    compensation .......................        --           --           --           --          --           --
Loss for the period ....................        --           --           --           --          --        (14,595)
                                            ---------    ---------    ---------    ---------  ---------     --------

Balance as of December 31, 1999 ........        --      $    --         13,765    $      14   $ 105,580    $ (62,990)
                                            =========   ==========    =========   ==========  =========    =========

                                                            NOTES          NET
                                                          RECEIVABLE   STOCKHOLDERS'
                                               DEFERRED      FROM        EQUITY
                                             COMPENSATION STOCKHOLDERS  (DEFICIT)
                                             ------------ ------------ ------------
Balance at January 7, 1993 .............     $    --      $    --      $    --
Issuances of Common Stock ..............          --           --             44
Issuances of Series A Preferred Stock ..          --           --          2,000
Issuances of Series B Preferred Stock ..          --           --         13,568
Issuances of Series C Preferred Stock ..          --           --          2,000
Stock issuance costs ...................          --           --            (87)
Common Stock issued in exchange for
   exclusive license ...................          --           --             41
Common Stock issued in exchange
   for  consulting  services ...........          --           --              4
Loss for the period ....................          --           --        (17,965)
Notes receivable from stockholders
    for the purchase of shares .........          --            (14)         (14)
                                             ------------ ------------ ------------

Balance as of December 31, 1996 ........          --            (14)        (409)
Issuances of Series C Preferred Stock ..          --           --          5,991
Issuances of Series D Preferred Stock ..          --           --          6,786
Issuances of Common Stock ..............          --           (254)           2
Conversion of Preferred Stock to
    Common Stock .......................          --           --           --
Issuance of shares in initial public
    offering, net ......................          --           --         34,532
Exercise of stock options ..............          --           --              9
Repayment of notes receivable from
    stockholders .......................          --             50           50
Repurchase of Common Stock .............          --           --           --
Stock issuance costs ...................          --           --           (109)
Issuances of Common Stock and
    options at below market value ......        (2,336)        --           --
Amortization of deferred
    compensation .......................           386         --            386
Loss for the period ....................          --           --        (11,428)
                                             ------------ ------------ ------------

Balance as of December 31, 1997 ........        (1,950)        (218)      35,810
Exercise of stock options ..............          --           --             10
Issuance of stock options to consultants          (545)        --           --
Issuance of stock for 401(K) match .....          --           --            236
Issuance of stock under Employee
    Stock Purchase Plan ................          --           --            255
Amortization of deferred
    compensation .......................           707         --            707
Loss for the period ....................          --           --        (19,002)
                                             ------------ ------------ ------------

Balance as of December 31, 1998 ........     $  (1,788)   $    (218)   $  18,016
Issuance of shares in public offering,
    net ................................          --           --         31,357
Exercise of stock options ..............          --           --          1,157
Issuance of stock options to
    employees and consultants ..........        (4,151)        --           --
Issuance of stock for 401(K) match .....          --           --            292
Issuance of stock under Employee
    Stock Purchase Plan ................          --           --            220
Repayment of notes receivable from
    stockholders .......................          --            113          113
Exercise of warrant, net ...............          --           --           --
Amortization of deferred
    compensation .......................         1,777         --          1,777
Loss for the period ....................          --           --        (14,595)
                                             ------------ ------------ ------------

Balance as of December 31, 1999 ........     $  (4,162)   $    (105)   $  38,337
                                             ============ ============ ============

                See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                          CUMULATIVE FROM
                                                                                                             INCEPTION
                                                        FOR THE YEARS ENDED DECEMBER 31,                     (JANUARY 7,
                                             -------------------------------------------------------         1993) TO
                                                   1997               1998               1999            DECEMBER 31, 1999
                                             -----------------    -------------     ----------------     ------------------
Cash flows from operating activities:
    Net loss.....................................   $ (11,428)     $   (19,002)         $   (14,595)        $      (62,990)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization of property,
        furniture and equipment..................         558              606                  789                  3,584
      Amortization of deferred compensation......         386              707                1,777                  2,870
      Other amortization.........................          11               12                   34                     83
      401 (K) plan stock match...................          --              236                  292                    528
      Provision for equipment held for
           resale................................          --               --                   --                     61
      Stock issued for consulting services                 --               --                   --                      5
      Stock issued to repay interest on notes to
        stockholders.............................          --               --                   --                    195
      Debt issued for research and
        development..............................          --               --                   --                    194
      Loss on disposal of property and
        equipment................................          --               --                   --                     16
      Decrease (increase) in assets:
      Accounts receivable and loans to
           employees.............................         (65)              33                   44                    (24)
      Accounts receivable Roche                            --               --                 (144)                  (144)
      Prepaid expenses...........................          39             (315)                  53                   (268)
      Other assets...............................         (18)             (61)                 (40)                  (188)
      Increase (decrease) in liabilities:
      Accounts payable...........................         467              454                4,983                  6,159
      Accrued compensation.......................         279              221                  199                  1,028
      Accrued expenses...........................         771              322                1,947                  3,384
      Deferred revenue...........................          --               --                  729                    729
                                                 -------------    -------------     ----------------     ------------------
       Net cash used by operating
         activities..............................      (9,000)         (16,787)              (3,932)               (44,778)
                                                 -------------    -------------     ----------------     ------------------

 Cash flows from investing activities:

    Purchase of property, furniture
      and equipment..............................        (205)            (212)                (657)                (1,504)
    Net sale (purchase) of short-term
      investments................................      (4,863)            1,607              (7,519)               (10,775)
    Equipment held for resale....................          54               --                   --                    (61)
    Organizational costs.........................          --               --                   --                    (8)
      Patent costs...............................         (34)             (99)                (116)                  (664)
                                                 -------------    -------------     ----------------     ------------------
           Net cash provided (used) by
               investing activities..............      (5,048)           1,296               (8,292)               (13,012)
                                                 -------------    -------------     ----------------     ------------------

Cash flows from financing activities:
    Proceeds (payments) from notes payable.......        (259)              --                   --                  6,150
    Lease costs..................................          --               --                   --                    (13)
    Principal payments under capital lease
      obligations................................        (529)            (411)                (520)                (2,758)
    Proceeds from issuance of Common Stock.......           2               --                   --                     31
    Proceeds from issuance of Preferred
      Stock......................................      12,777               --                   --                 23,896
    Proceeds from public offerings, net..........      34,532               --               31,357                 65,889
    Proceeds from exercise of stock options......           9               10                1,157                  1,176
    Employee stock purchase plan stock
      issuance...................................          --              255                  220                    475
    Repayment of notes receivable from
      stockholders ..............................          50               --                  113                    163
    Stock issuance costs.........................        (109)              --                   --                  (196)
                                                 -------------    -------------     ----------------     ------------------
    Net cash provided (used) by financing
      activities.................................      46,473             (146)              32,327                 94,813
                                                 -------------    -------------     ----------------     ------------------
    Net increase (decrease) in cash and cash
      equivalents................................      32,425          (15,637)              20,103                 37,023
Cash and cash equivalents at beginning of
    period.......................................         132           32,557               16,920                     --
                                                 -------------    -------------     ----------------     ------------------

Cash and cash equivalents at end of  period .....     $32,557          $16,920              $37,023                $37,023
                                                 =============    =============     ================     ==================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest. .......     $   126          $   127              $   161                 $1,105
                                                 =============    =============     ================     ==================

   Supplemental disclosures of noncash investing and financing activities are described in Note 9.
                See accompanying notes to financial statements.

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

     Management expects to raise additional capital to adequately fund its research and development and administrative expenses. The ability of the Company to raise these funds is dependent on a number of factors including current and potential investors and corporate partners. These financial statements do not include any adjustments that might be necessary if the Company is unable to raise these funds.

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

     FINANCIAL INSTRUMENTS

        Short-term investments, which consist of short-term corporate debt securities, are reported at fair value, and are classified as available-for-sale securities. The cost of securities sold is determined using the specific identification method when computing realized gains and losses.

        Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is determined using available market information. At December 31, 1998 and 1999, cost approximated the fair value of short-term investments. There were no realized gains or losses on investments sold during 1997, 1998 or 1999.

         Other financial instruments held by the Company include accounts receivable, notes receivable, accounts payable and obligations under capital leases. The Company believes that the carrying amount of these financial instruments approximates their fair value due to the short-term maturity of these instruments.

     CONCENTRATION OF CREDIT AND MARKET RISK AND OFF BALANCE SHEET RISK

        The Company invests its excess cash primarily in short-term marketable securities, and, in accordance with its investment policy, limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year. There were no realized gains or losses on these investments during 1997, 1998 or 1999.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

PROPERTY, FURNITURE AND EQUIPMENT

        Property, furniture and equipment are recorded at cost. Property, furniture and equipment under capital leases are initially recorded at the present value of minimum lease payments at the inception of the lease.

        Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property, furniture and equipment held under capital leases and leasehold improvements are amortized using the straight line method over the lesser of the lease term or estimated useful life of the asset, generally three years.

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

     DEFERRED REVENUE

         Deferred revenue represents reimbursements for clinical trial drug inventory that has not yet been consumed.

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

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

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

     SEGMENT REPORTING

         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for reporting information about the Company's operating segments. The Company operates in one business segment, the business of discovery, development and commercialization of novel pharmaceuticals.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

2.  LEASES

         The Company is obligated under various capital leases for furniture and equipment that expire at various dates during the next four years. The gross amount of furniture and equipment and related accumulated amortization recorded under capital leases and included in property, furniture and equipment were as follows at December 31, 1998 and 1999 (in thousands):

                                                  1998       1999
                                                -------    -------
Furniture and equipment .....................   $ 1,996    $ 2,556
Less accumulated amortization ...............      (630)    (1,053)
                                                -------    -------
                                                $ 1,366    $ 1,503
                                                =======    =======

         The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through September 2002. Rental expense, including maintenance charges, for operating leases during 1997, 1998 and 1999 was $612,000, $638,000, and $782,000 respectively.

         Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 (in thousands) are:

                                                               CAPITAL                      OPERATING
                                                                LEASES                        LEASES
                                                         ---------------------        ---------------------
Year ending December 31:
   2000..............................................             $       896               $          716
   2001..............................................                     772                          728
   2002..............................................                     420                          341
   2003..............................................                     125                           --
                                                         ---------------------        ---------------------
Total minimum lease payments.........................                   2,213              $         1,785
                                                                                      =====================

Less amount representing interest....................                     290
                                                         ---------------------

Present value of net minimum capital lease payments..                   1,923
Less current installments of obligations under capital
leases...............................................                     717
                                                         ---------------------

Obligations under capital leases,  excluding current
    installments.....................................           $       1,206
                                                         =====================



         Additionally, under a warrant agreement dated August 24, 1993 with a lessor, the Company issued warrants to acquire Series B Preferred Stock at the initial Series B Preferred Stock per share offering price, such that the aggregate purchase price for the shares equals $119,000. The warrants shall be exercisable prior to the earlier of the tenth annual anniversary date of the grant date or fifth anniversary date of Trimeris' initial public offering. These warrants converted to warrants to purchase common stock at the time of the Company's initial public offering. The shares were issued during 1999.

         During the year ended December 31, 1995, the lease with the aforementioned lessor was amended to increase the credit limit by $750,000 to $2.0 million. As part of this amendment, Trimeris granted the lessor additional warrants to purchase shares valued at $71,000 of Series B Preferred Stock at the initial per share offering price. These warrants converted to warrants to purchase common stock at the time of the Company's initial public offering. These shares were issued during 1999.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

3.  PROPERTY, FURNITURE AND EQUIPMENT

         Property, furniture and equipment consists of the following at December 31, 1998 and 1999 (in thousands):


                                                                 1998                         1999
                                                         ---------------------        ---------------------
Furniture and equipment..............................            $      2,115                 $      3,290
Leasehold improvements...............................                     262                          303
Furniture and equipment under capital lease..........                   1,996                        2,556
                                                         ---------------------        ---------------------
                                                                        4,373                        6,149
Less accumulated depreciation and amortization.......                  (2,775)                      (3,564)
                                                         ---------------------        ---------------------
                                                         $             1,598               $        2,585
                                                         =====================        =====================

4. STOCKHOLDERS' EQUITY (DEFICIT)

         In connection with the Company's initial public offering, the Company's Certificate of Incorporation was restated to grant the Company the authority to issue 40,000,000 shares of stock consisting of 30,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

         At December 31, 1998 and 1999, loans with an interest rate of 8% totaling $218,000 and $105,000, respectively, were outstanding to employees of the Company for purchase of shares of the Company's Common Stock. This amount has been presented as contra-equity in the statement of stockholders' equity (deficit).

     PUBLIC OFFERINGS OF STOCK

         In October 1997, the Company closed its initial public offering of common stock at $12 per share. The net proceeds of the offering were $34,532,000 after deducting applicable costs and expenses. In connection with the public offering, all outstanding shares of Preferred Stock were converted into 6,261,615 shares of Common Stock.

         In June 1999, the Company closed a follow-on public offering of common stock at $11.75 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters' over-allotment option, were $31,357,000 after deducting applicable issuance costs and expenses.


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

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

5.  STOCK OPTION PLAN

           In 1993, the Company adopted a stock option plan which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. New Stock Option Plan (the "Stock Option Plan") was implemented and replaced the 1993 plan. Under the Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 2,602,941 shares of Common Stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company's Common Stock on the date of grant and an option's maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $.34 to $20.88 per share. The vesting period generally occurs ratably over four years. At December 31, 1999, there were approximately 316,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at inception of the Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $.43. No more grants will be made under the 1993 plan.

Stock option transactions for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                          WEIGHTED                   WEIGHTED                      WEIGHTED
                                           AVERAGE                   AVERAGE                       AVERAGE
                                           EXERCISE                 EXERCISE                       EXERCISE
                                1997        PRICE        1998         PRICE            1999          PRICE
                               -------    ----------    -------     ---------       ----------     --------
Options outstanding
     at January 1............  483,000      $0.34       267,000       $0.75          1,035,000       $6.31
  Granted....................  144,000       1.56       820,000        7.91            961,000       12.88
  Exercised.................. (341,000)      0.34       (28,000)       0.35           (189,000)       6.12
  Cancelled..................  (19,000)      0.34       (24,000)       6.16            (95,000)       7.84
                               -------       ----       -------        ----            -------        ----

Options outstanding at end of
     period..................  267,000      $0.75     1,035,000       $6.31          1,712,000       $9.93
                               =======      =====     =========       =====          =========       =====

The following summarizes information about stock options outstanding as of December 31, 1999:

                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                          -----------------------------------------------    -------------------------------
                                           WEIGHTED
                                            AVERAGE
                            NUMBER         REMAINING         WEIGHTED                            WEIGHTED
 RANGE OF EXERCISE        OUTSTANDING     CONTRACTUAL        AVERAGE           NUMBER            AVERAGE
       PRICE                 AS OF           LIFE         EXERCISE PRICE     EXERCISABLE         EXERCISE
                           12/31/99                                                               PRICE
---------------------     ------------    ------------    ---------------    ------------      -------------
    $         0.34           147,000           6.61         $    0.34          128,000           $   0.34
    $         1.00            29,000           7.65         $    1.00           18,000           $   1.00
    $    5.88-9.75           572,000           8.35         $    7.87          275,000           $   7.94
    $ 11.624-20.88           964,000           9.38         $   12.88          142,000           $  12.48
                          ------------    ------------    ---------------    ------------      -------------
    $   0.34-20.88         1,712,000           8.77         $    9.93          563,000           $   7.14
                          ============    ============    ===============    ============      =============

           The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For the year ended December 31, 1997, the Company recorded a deferred charge of $2,336,000, representing the difference between the exercise price and the deemed fair value of the Company's Common Stock for 348,000 shares of Common Stock and 132,000 shares subject to Common Stock Options granted in the second and third quarters of 1997. For the year ended December 31, 1999, the Company recorded a deferred charge of $2,331,000, representing the difference between the fair value of the Company's Common Stock on the date of grant and the fair value of the Company's Common Stock on the date of shareholder approval. The Company recorded deferred charges of $545,000 and $1,820,000 for the years ended December 31, 1998 and 1999, respectively, for the fair value of Common Stock options granted to certain non-employees in accordance with SFAS No. 123. The deferred compensation will be amortized to expense over the period the shares and options vest, generally four years.

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


                                                     1997                      1998                      1999
                                              --------------------      --------------------      --------------------
             Net loss:
             As reported.................                $(11,428)               $ (19,002)                 $(14,595)
             Compensation cost recorded
                under APB 25 and SFAS
                123......................                     386                      707                     1,777
             Additional compensation cost
                resulting from:
                  Common Stock Options...                   (100)                     (821)                   (2,396)
                  Restricted Stock.......                   (240)                     (415)                     (415)
                                              --------------------      --------------------      --------------------
             Pro forma ..................                $(11,382)               $ (19,531)                 $(15,629)
                                              ====================      ====================      ====================
             Basic Loss Per Share:
                As reported..............                $  (1.55)               $   (1.78)                 $  (1.17)
                Pro forma................                $  (1.54)               $   (1.83)                 $  (1.25)


         The fair value of common stock options and restricted stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:


                    Estimated dividend yield                  0.00%
                    Expected stock price volatility           29.00%-86.00%
                    Risk-free interest rate                   5.07-6.00%
                    Expected life of options                  5-7 years

         The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects or reported net income for future years because pro forma net loss reflects compensation costs only for stock options granted in 1997, 1998 and 1999 and does not consider compensation cost for stock options granted prior to January 1, 1995.


6. INCOME TAXES

         At December 31, 1999, the Company has net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $57.4 million which expire in varying amounts between 2008 and 2019. The Company has NOL's for state tax purposes of approximately $57.4 million which expire in varying amounts between 2008 and 2014. Additionally, the Company has research and development credits of $1.9 million which expire in varying amounts between 2008 and 2014.

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

         The components of deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1999 are as follows:

                                                    1998                     1999
                                             --------------------      ------------------
                                                           (in thousands)
          Deferred tax assets:
          Tax loss carryforwards                     $    17,777             $    22,201
          Tax credits                                      1,123                   1,927
          Reserves and accruals                            1,028                   1,118
                                             --------------------      ------------------
                                                          19,928                  25,246

          Valuation allowance                           (19,928)                (25,246)
                                             --------------------      ------------------

          Net deferred asset                                  --                      --

          Deferred tax liabilities:
          Deferred tax liability                              --                      --
                                             --------------------      ------------------

          Net deferred tax assets and
          (liability)                                $        --             $       --
                                             ====================      ==================


         The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The increase in the valuation allowance was approximately $8.2 million and $5.3 million for the years ended December 31, 1998 and 1999, respectively.

7. EMPLOYEE BENEFIT PLANS

     401 (K) PLAN

         The Company has adopted a 401(k) Profit Sharing Plan (the "Plan") covering all qualified employees. The effective date of the Plan is January 1, 1994.

         Participants may elect a salary reduction from 1% to 12% as a contribution to the Plan. Modifications of the salary reductions may be made quarterly. The Plan permits the Company to match participants' contributions. Beginning in 1998, the Company matched 100% of a participant's contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company's stock on the last trading day of the year. During 1998, 20,000 shares were issued, and compensation expense of $236,000 was recognized. During 1999, 12,000 shares were issued and compensation expense of $292,000 was recognized. These shares vest ratably based on a participant's years of service and are fully vested after four years of service.

         The normal retirement age shall be the later of a participant's 65th birthday or the fifth anniversary of the first day of the Plan year in which participation commenced. The Plan does not have an early retirement provision.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

         EMPLOYEE STOCK PURCHASE PLAN

         The Company has an Employee Stock Purchase Plan which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the date of the grant or the date the right to purchase is exercised. No shares were issued under this plan during 1997, 40,000 and 22,000 shares were issued under this plan in 1998 and 1999, respectively.

8. ROCHE COLLABORATION

         In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for T-20 and T-1249. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million which was recognized as income during 1999. Roche will provide up to an additional $58 million in cash upon achievement of developmental, regulatory and commercial milestones.

         The Company has a $20 million financing agreement with Roche accessible at the Company's option on a quarterly basis beginning prior to December 31, 2000. Any outstanding principal and accrued interest is due on July 1, 2002. The loan balance is convertible into the Common Stock of the Company at Roche's option. No borrowings had been made under this agreement at December 31, 1999. The Company granted Roche warrants to purchase 362,000 shares of Common Stock at a purchase price of $20.72 per share. The warrants are exercisable prior to the tenth annual anniversary of the grant date and were not exercised at December 31, 1999.

9. SUPPLEMENTARY CASH FLOW INFORMATION

         Capital lease obligations of $211,000, $1,236,000 and $1,119,000 were incurred in 1997, 1998 and 1999, respectively, for leases of new furniture and equipment.

10. COMMITMENTS AND CONTINGENCIES

         The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company is in dispute with a consultant regarding the amount of payment of a fee for services rendered. The Company has recorded its estimate of the amount due for the services provided, however the ultimate resolution of this matter cannot presently be determined.

11.      SUBSEQUENT EVENTS (UNAUDITED)

         In February 2000, the Company closed a private placement of 1.75 million shares of common stock at $40.50 per share. The net proceeds of the offering were approximately $66.4 million after deducting applicable issuance costs and expenses. In March 2000, the Company entered into an operating leasing arrangement for laboratory space. The future minimum lease payments under the lease total $381,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Trimeris, Inc.
                                                       --------------
                                                        (Registrant)


March  28, 2000                              /s/   DANI P. BOLOGNESI
---------------                              -----------------------
                                                   Dani P. Bolognesi, Ph.D.
                                                   Chief Executive Officer
                                                   and Chief Scientific Officer


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



     Signature                                 Capacity                                   Date
     ---------                                 --------                                   ----


/s/ DANI P. BOLOGNESI                         Chief Executive Officer (principal          March 28, 2000
-----------------------------                 executive officer), Chief
    Dani P. Bolognesi, Ph.D.                  Scientific Officer and Director



/s/ ROBERT R. BONCZEK                         Acting Chief Administrative                 March  28, 2000
-----------------------------                 Officer, and Chief Financial Officer
    Robert R. Bonczek                         (principal financial officer)


/s/ TIMOTHY J. CREECH                         Director of Finance and Administration      March  28, 2000
-----------------------------                 and Secretary (principal accounting officer)
    Timothy J. Creech


/s/  JEFFREY M. LIPTON                        Chairman of the Board of Directors          March  28, 2000
-----------------------------
     Jeffrey M. Lipton

/s/  JESSE I. TREU                            Director                                    March 28, 2000
-----------------------------
     Jesse I. Treu, Ph.D.

/s/  E. GARY COOK                             Director                                    March 28, 2000
-----------------------------
     E. Gary Cook, Ph.D.

/s/  CHARLES A. SANDERS                       Director                                    March 28, 2000
-----------------------------
     Charles A. Sanders, M.D.

s/   J. RICHARD CROUT                         Director                                    March 28, 2000
-----------------------------
     J. Richard Crout, M.D.


                                  EXHIBIT INDEX

(a)   Exhibits

      3.1 *         Second Restated Certificate of Incorporation of the Registrant.
      3.2 *         Third Amended and Restated Certificate of Incorporation of the Registrant.
      3.3 *         Bylaws of the Registrant.
      3.4 *         Amended and Restated Bylaws of the Registrant.
      4.1 *         Specimen certificate for shares of Common Stock.
      4.2 *         Description of Capital Stock (contained in the Third
                    Amended and Restated Certificate of Incorporation of the
                    Corporation of the Registrant, filed as Exhibit 3.2).
      10.1 *        License Agreement dated February 3, 1993, between the Registrant and Duke University.
      10.2 *        Sublease Agreement dated November 19, 1993, by and among the Registrant, Sphinx
                    Pharmaceutical Corporation and University Place Associates
                    and as amended by the Lease Amendment dated August 15, 1994, and Second Agreement of Sublease dated January 16, 1995.
      10.3 *        Cooperation and Strategic Alliance Agreement dated April
                    21, 1997, between the Registrant and MiniMed Inc.
      10.4 ******   Trimeris, Inc. Amended and Restated Stock Incentive Plan.
      10.5 *        Trimeris, Inc. Employee Stock Purchase Plan.
      10.6 *        Form of Promissory Notes executed by certain executive
                    officers in favor of the Registrant, and related collateral documents.
      10.7 *        Form of Stock Restriction Agreements between the Registrant and certain executive officers.
      10.8 *        Form of Stock Pledge Agreement between the Registrant and certain executive officers.
      10.9 *        Employment Offer Letter with M. Ross Johnson dated December 15, 1994.
      10.10 *       Employment Offer Letter with Matthew A. Megaro dated February 23, 1995.
      10.11 *       Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.
      10.12 *       Agreement with Max N. Wallace dated July 10, 1997.
      10.13 *       Form of Indemnification Agreements.
      10.14 *       License Agreement dated September 9, 1997 between the Registrant and The New York Blood
                    Center.
      10.15 **      Master Lease Agreement dated May 28, 1998 between the Company and Finova Technology Finance,
                    Inc.
      10.16 **      Prototype Defined Contribution Plan and Trust for the Trimeris, Inc. Employee 401 (k) Plan.
      10.17 **      Adoption Agreement for the Trimeris, Inc. Employee 401 (k) Plan.
      10.18***      Employment Termination and General Release Agreement between Trimeris and M. Ross Johnson dated April 13, 1999.
      10.19***      Chief Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated April 21,
                    1999.
      10.20****     Development and License Agreement between Trimeris and
                    Hoffmann-La Roche dated July 1, 1999 (Portions of this
                    exhibit have been omitted pursuant to an order of the
                    Commission granting confidential treatment.).
      10.21****     Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.
      10.22****     Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July
                    9, 1999.
      10.23****     Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999
      10.24****     Sublease Agreement between Trimeris, Inc. and Blue Cross and Blue Shield of North Carolina
                    dated May 15, 1999.
      10.25****     Lease Agreement between Hamad Jassim Althani and Blue Cross and Blue Shield of North
                    Carolina, relating to Sublease Agreement filed as Exhibit 10.24 hereto


      10.26*****    Employment Termination and General Release Agreement between Trimeris and Matthew A. Megaro dated September 3, 1999.
      10.27         Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000.
      11.1          Computation of Basic Net Loss Per Share.
      23            Consent of KPMG LLP
      27            Financial Data Schedule
     ----------------
     *        Incorporated by reference to Trimeris' Registration Statement on Form S-1 (File No. 333-31109)
              initially filed with the Commission on July 11, 1997.
     **       Incorporated by reference to Trimeris' Quarterly Report on Form
              10-Q for the quarter ended June 30, 1998.
     ***      Incorporated by reference to Trimeris' Quarterly Report on Form
              10-Q for the quarter ended March 31, 1999.
     ****     Incorporated by reference to Trimeris' Quarterly Report on Form
              10-Q for the quarter ended June 30, 1999.
     *****    Incorporated by reference to Trimeris' Quarterly Report on Form
              10-Q for the quarter ended September 30, 1999.
     ******   Incorporated by reference to Trimeris' Registration Statement on Form S-8 (File No. 333- )
              initially filed with the Commission on November 5, 1999.

     All financial statement schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Financial Statements and Notes thereto.