Form 10-K/A
period 1999-12-31
TRIMERIS INC
filed 2000-04-28
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 31, 2000 was approximately $781,445,239 (based on the last sale price of such stock as reported by the Nasdaq National Market System):

The number of shares of the registrant's Common Stock outstanding as of March 31, 2000 was 15,647,682

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 TRIMERIS, INC.

                            FORM 10-K/A ANNUAL REPORT

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                Table of Contents

Item Number                                                                                 Page
-----------                                                                                 ----

PART III.

Item 10.       Directors and Executive Officers of the Registrant                              1
               --------------------------------------------------

Item 11.       Executive Compensation                                                          4
               ----------------------

Item 12.       Security Ownership of Certain Beneficial Owners and Management                 14
               --------------------------------------------------------------

Item 13.       Certain Relationships and Related Transactions                                 16
               ----------------------------------------------

   Trimeris, Inc. is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to add the information required by Part III of Form 10-K.


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Our Board of Directors is currently composed of five members. In accordance with the terms of our Third Amended and Restated Certificate of Incorporation, our Board of Directors is divided into three classes, denominated Class I, Class II and Class III, with members of each class holding office for staggered three-year terms. At each annual stockholder meeting, the successors to the Directors whose terms expire will be elected to serve from the time of their election and qualification until the third annual meeting of stockholders following their election or until a successor has been duly elected and qualified. Each person nominated for election has agreed to serve if elected, and management has no reason to believe that any nominee will be unavailable to serve.

The following table sets forth information regarding the directors:

                             YEAR FIRST                   CLASS
                               ELECTED                 TERMINATION
NAME                          DIRECTOR        AGE         YEAR             POSITION
----                          --------        ---         ----             --------

Dani P. Bolognesi, Ph.D.         1993          59         2000         Chief Executive Officer and Chief
                                                                       Scientific Officer of Trimeris, Director
J. Richard Crout, M.D.           1998          70         2000         Director
Jeffrey M. Lipton                1998          57         2001         Director
E. Gary Cook, Ph.D.              1999          55         2001         Director
Jesse I. Treu, Ph.D.             1993          53         2002         Director
                                                                       Director
Charles A. Sanders, M.D.         1996          68         2002         Director

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

   The following table sets forth the name, age and position of our executive officers, directors and key employees as of March 31, 2000:

  NAME                                      AGE      POSITION
  ----                                      ---      --------

  Dani P. Bolognesi, Ph.D.................... 59     Chief Executive Officer, Chief Scientific Officer and Director
  Robert R. Bonczek.......................... 55     Chief Financial Officer and General Counsel
  M. Nixon Ellis, Ph.D....................... 51     Executive Vice President and Chief Business Officer
  Samuel Hopkins, Ph.D....................... 41     Senior Vice President of Medical Affairs
  M.C. Kang, Ph.D............................ 48     Senior Vice President of Development
  Thomas J. Matthews, Ph.D................... 55     Senior Vice President of Research and Development
  Timothy J. Creech.......................... 39     Principal Accounting Officer, Secretary, and Director of
                                                     Finance
  Jeffrey M. Lipton(1)(2).................... 57     Chairman of the Board of Directors
  E. Gary Cook, Ph.D.(2)..................... 55     Director
  J. Richard Crout, M.D.(1).................. 70     Director
  Charles A. Sanders, M.D.(1)(2)............. 68     Director
  Jesse I. Treu, Ph.D.(1).................... 53     Director

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

DANI P. BOLOGNESI, PH.D. is a founder of Trimeris, has been a director since its inception and was named Chief Executive Officer and Chief Scientific Officer in March 1999. Dr. Bolognesi held a number of positions at Duke University from 1971 to March 1999, and served as James B. Duke Professor of Surgery, Professor of Microbiology/Immunology, Vice Chairman of the Department of Surgery for Research and Development and Director of the Duke University Center for AIDS Research from 1989 to March 1999. From 1988 to March 1999, Dr. Bolognesi was the Director of the Central Laboratory Network that supports all HIV vaccine clinical trials sponsored by the National Institutes of Health. Dr. Bolognesi received his Ph.D. degree in Virology from Duke University.

ROBERT R. BONCZEK joined Trimeris as a consultant in March 1997, was named Acting Chief Administrative Officer and Acting Chief Financial Officer in September 1999, was named Chief Financial Officer in March 2000 and was named General Counsel in April 2000. Since 1991, Mr. Bonczek has acted in a consulting capacity for Donaldson, Lufkin & Jenrette, an investment bank, and for Wilmer, Cutler & Pickering, a law firm, and serves as President of AspenTree Capital, a financial services and investment management company. Prior to 1991, Mr. Bonczek was with E.I. Du Pont de Nemours & Co., a chemical company, for 24 years, holding a number of senior management positions, including Corporate Counsel. Mr. Bonczek received his J.D. degree from the University of North Carolina and his M.B.A. from The Wharton School at the University of Pennsylvania.

M. NIXON ELLIS, PH.D. joined Trimeris as Executive Vice President and Chief Business Officer in March 2000. Prior to joining Trimeris, Dr. Ellis served as a founder and director of Triangle Pharmaceuticals, Inc., a biopharmaceutical company from July 1995 until February 2000 and President and Chief Operating Officer from September 1995 until February 2000. From 1983 to 1995, Dr. Ellis held various positions at Burroughs Wellcome Co., a multinational pharmaceutical company, most recently serving as Global Brand Director, HIV/Retrovir at The Wellcome Foundation Ltd. and Assistant Director, Division of Virology. Dr. Ellis received his Ph.D. degree in Microbiology from the University of Georgia and his M.B.A. from the University of North Carolina.

SAMUEL HOPKINS, PH.D. joined Trimeris as Director of Drug Development in April 1995, was named Vice President of Medical Affairs in June 1997 and was named Senior Vice President of Medical Affairs in July 1999. From 1991 to April 1995, Dr. Hopkins held various positions at Cato Research, Ltd., a contract research organization, most recently serving as Director of Oncology and Antiviral Drug Product Development and Senior Clinical Research Scientist. From 1987 to 1991, Dr. Hopkins was a Senior Research Scientist in the Division of Virology at Burroughs Wellcome Co. Dr. Hopkins received his Ph.D. degree in Biochemistry and Biophysics from the Medical College of Virginia.

M.C. KANG, PH.D. joined Trimeris as a consultant in October 1995 and was named Director of Chemistry in August 1996, Vice President of Development in September 1998 and Senior Vice President of Development in July 1999. Prior to joining Trimeris, Dr. Kang held various positions at Glaxo plc from 1990 to October 1995, most recently serving as Director of Chemical Development. From 1986 to 1990, Dr. Kang was a Development Chemist in the Medical Products Division at E.I. Du Pont de Nemours & Co. Dr. Kang received his Ph.D. degree in Synthetic Organic Chemistry from Oregon State University.

THOMAS J. MATTHEWS, PH.D. is a founder of Trimeris and joined Trimeris as Senior Vice President of Research and Development in July 1999. Dr. Matthews held a number of positions at Duke University from 1977 to July 1999, most recently serving as Associate Professor of Experimental Surgery at the Duke University Medical Center and a member of the Duke University Center for AIDS Research. Dr. Matthews received his Ph.D. degree from in Biochemistry from the University of Missouri.

TIMOTHY J. CREECH, C.P.A. joined Trimeris as Director of Finance in July 1997 and was appointed Secretary in June 1999. From July 1996 to June 1997, prior to joining Trimeris, Mr. Creech was Corporate Controller at Performance Awareness Corporation, a software company. From December 1993 to July 1996, Mr. Creech was Director of Finance at Avant! Corporation, a software company. From 1990 to December 1993, Mr. Creech was a senior manager at KPMG LLP, independent auditors for Trimeris.

JEFFREY M. LIPTON has been a director of Trimeris since June 1998 and has been Chairman of the

Board since June 1999. Since July 1998, Mr. Lipton has been President and Chief Executive Officer of NOVA Chemicals Corporation, a chemicals company headquartered in Calgary, Alberta, Canada. Mr. Lipton was President of NOVA Corporation, a worldwide natural gas services and petrochemicals company from September 1994 until July 1998, a director from April 1996 until July 1998, Senior Vice President from 1993 until February 1994 and Senior Vice President and Chief Financial Officer until September 1994. Prior to NOVA, Mr. Lipton was with E.I. Du Pont de Nemours & Co. for 29 years, holding a number of senior management positions, including Vice President, Medical Products, Vice President, Polymer Products, Vice President, Corporate Marketing and Continuous Improvement, and Vice President, Corporate Plans. Mr. Lipton is a director of NOVA Chemical Corporation, Chairman of the Board of Directors of Methanex Corporation and the American Plastics Council, and a Director of the Chemical Manufacturers' Association. Mr. Lipton received his M.B.A. from Harvard University.

E. GARY COOK has been a director of Trimeris since February 2000. From 1996 to his retirement in 1999, Dr. Cook was Chairman of the Board of Directors, President and Chief Executive Officer of Witco Corporation, a global specialty chemicals corporation. From 1994 to 1996, Dr. Cook was President and Chief Operating Officer of Albemarle Corporation, a global specialty chemicals corporation. From 1992 to 1994, Dr. Cook was Senior Vice President, President - Chemicals, and member of the Board of Directors of Ethyl Corporation. Prior to Ethyl, Dr. Cook was with E.I. Du Pont de Nemours & Co. for 23 years, holding a number of senior management positions, including Vice President, Printing and Publishing, Vice President, Medical Products, and Vice President, Corporate Plans. Dr. Cook received his Ph.D. degree in Chemistry from Virginia Polytechnic Institute.

J. RICHARD CROUT, M.D. has been a director of Trimeris since November 1998. Since 1994, Dr. Crout has been President of Crout Consulting, a firm that provides consulting advice to pharmaceutical and biotechnology companies on the development of new products. From 1984 to 1993, Dr. Crout was Vice President, Medical and Scientific Affairs with Boehringer Mannheim Pharmaceuticals Corp. From 1973 to 1982, Dr. Crout was Director of the Bureau of Drugs, now known as the Center for Drug Evaluation and Research at the U.S. Food and Drug Administration. Dr. Crout serves on the Boards of Directors of Genelabs Technologies, Inc., and GelTex Corporation. Dr. Crout received an M.D. degree from Northwestern University Medical School.

CHARLES A. SANDERS, M.D. has been a director of Trimeris since October 1996. From 1989 to May 1995, Dr. Sanders was Chairman of the Board of Directors and Chief Executive Officer of Glaxo Inc. and a member of the Board of Directors of Glaxo plc. Prior to joining Glaxo, Dr. Sanders held a number of positions at Squibb Corporation, a multi-national pharmaceutical corporation, including Vice Chairman, Chief Executive Officer of the Science and Technology Group and Chairman of the Science and Technology Committee of the Board. Dr. Sanders serves on the Boards of Directors of Magainin Pharmaceuticals, Inc., Vertex Pharmaceuticals Incorporated, Kendle International Inc., Scios Inc., Pharmacopeia, Inc., Staffmark, Inc., Genentech Inc., and Biopure Corp. Dr. Sanders received an M.D. degree from Southwestern Medical College of the University of Texas.

JESSE I. TREU, PH.D. has been a director of Trimeris since its inception and served as Chairman of the Board from 1993 until 1999. Dr. Treu intends to resign as a director in June 2000 prior to the annual meeting of stockholders. Since 1986, Dr. Treu has been a Managing Member of Domain Associates, LLC, a venture capital firm specializing in investments in life sciences. Dr. Treu serves on the Boards of Directors of Focal, Inc., GelTex Pharmaceuticals, Inc., Simione Central Holdings, Inc. and OraPharma, Inc. Dr. Treu received his Ph.D. degree in Physics from Princeton University.

BOARD MEETINGS AND COMMITTEES

    Our Board of Directors met a total of 12 times during the year ended December 31, 1999. Each of the directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which he served.

    The Board has a standing Compensation Committee currently composed of Messrs. Lipton, Sanders and

Cook. The Compensation Committee met two times in 1999. The Compensation Committee reviews and acts on matters relating to compensation levels and benefit plans for our executive officers and key employees, including salary and stock options. The Compensation Committee is also responsible for granting stock awards, stock options and stock appreciation rights and other awards to be made under our existing incentive compensation plans. The Compensation Committee is also responsible for corporate governance issues, including nomination of new directors, ongoing evaluation of the executive management team and other related issues.

    The Board also has a standing Audit Committee composed of Messrs. Lipton, Crout, Sanders and Treu. The Audit Committee met one time in 1999. The Audit Committee assists in selecting the independent accountants, designating the services they are to perform and in maintaining effective communication with those accountants. In February 2000, the Board elected Mr. Lipton as the chairman of the Audit Committee.

DIRECTOR COMPENSATION

   We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board. Directors do not receive additional compensation in connection with their attendance at meeting. In addition, all eligible non-employee directors, except the Chairman, automatically receives an option to purchase 10,000 shares of common stock at each annual meeting of stockholders and the Chairman automatically receives an option to purchase 15,000 shares of common stock at each annual meeting of stockholders. In addition, all eligible non-employee directors serving as a member of the Compensation Committee or Audit Committee, except the director serving as chairman of the committee, receive an option to purchase 1,250 shares of common stock at each annual meeting of stockholders and the eligible non-employee director serving as chairman of any of these committees receives an option to purchase 2,500 shares of common stock at each annual meeting of stockholders. These options will have an exercise price equal to 100% of the fair market value of our common stock on the grant date and will become exercisable after the completion of one year of service following the grant. Newly-elected directors will be granted an option to purchase 20,000 shares of common stock, with the options vesting ratably over the director's three year term. These options have an exercise price equal to 100% of the fair market value of our common stock on the grant date.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market ("Nasdaq"). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish Trimeris with copies of all reports they file pursuant to Section 16(a).

    Based solely on a review of the copies of such reports furnished to us, or written representations that no Form 5s were required, we believe that, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to the annual and long-term compensation paid by us during the fiscal years ended December 31, 1999, 1998 and 1997 to all individuals who served as our chief executive officer during 1999 and to our four most highly compensated executive officers (other than our chief executive officer) who are serving or served as executive officers during 1999 and whose 1999 compensation exceeded $100,000 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM
                                                                                  COMPENSATION
                                                                          -------------------------------
                                           ANNUAL COMPENSATION            RESTRICTED          SECURITIES
NAME AND                                 ---------------------------       STOCK            UNDERLYING    ALL OTHER
PRINCIPAL POSITION                       YEAR     SALARY     BONUS(1)     AWARDS(2)         OPTIONS(#)  COMPENSATION
------------------                       ----     ------    --------      ---------        ----------   ------------
Dani P. Bolognesi (3)                    1999     $277,480   $130,470    $       --           235,000    $40,000(10)
   Chief Executive Officer and           1998      117,654     40,000            --            54,500         --
   Chief Scientific Officer              1997       41,667         --            --                --         --

Robert R. Bonczek (4)                    1999      169,996     72,200            --           150,000         --
   Chief Financial Officer and           1998      139,992     37,500            --            20,000         --
   General Counsel                       1997       87,535         --            --            23,530         --

M. Nixon Ellis (5)                       1999           --         --            --                --         --
   Executive Vice President and          1998           --         --            --                --         --
   Chief Business Officer                1997           --         --            --                --         --

Matthew A. Megaro (6)                    1999      209,553         --            --                --         --
   Former President, Chief               1998      186,000     37,200(7)         --            70,000         --(10)
   Financial Officer,                    1997      177,950    117,000            --                --         --
   and  Secretary

M. Ross Johnson (8)                      1999      290,545         --            --                --         --
   Former President, Chief Executive     1998      260,004     65,000(9)         --           135,000         --(10)
   Officer and Chief Scientific Officer  1997      249,300    200,000            --                --         --

(1) In 1998, no annual bonuses were awarded to the Named Executive Officers, however a bonus pool was accrued for payment of bonuses to our executive officers and employees. In August 1999, 1998 bonuses were awarded and paid to the Named Executive Officers for achievement in 1998; however, such bonuses are reported with the 1998 compensation. In January 2000, 1999 bonuses were awarded and paid to the Named Executive Officers for achievement in 1999; however, such bonuses are reported with the 1999 compensation.

(2) In May 1997 and June 1997, restricted stock awards of 127,060 and 76,470 shares were granted to Dr. Johnson and Mr. Megaro, respectively, at their fair market value on the date of grant in consideration for full recourse secured promissory notes payable to us bearing interest at eight percent per annum. These notes have been paid in full. Our right of repurchase was waived with respect to these shares pursuant to the severance agreement with each of Dr. Johnson and Mr. Megaro and such agreement provided for accelerated vesting of certain other restrictions which lapsed ratably over a 48-month period. Aggregate holdings of restricted stock at March 12, 1999 and September 1, 1999, their respective dates of resignation, were 103,706 and 54,250 shares for Dr. Johnson and Mr. Megaro, respectively. The market value of these shares, based on the closing price of our common stock on December 31, 1999 of $23.625, was $2,450,054 and $1,281,656 for Dr. Johnson
     and Mr. Megaro, respectively.

(3) Dr. Bolognesi was named Chief Executive Officer and Chief Scientific Officer in March 1999. From January 1999 to February 1999, Dr. Bolognesi was paid $49,230 for his services as a consultant. In 1999, Dr. Bolognesi was paid $228,250 for his services as Chief Executive Officer and Chief Scientific Officer, received a one-time payment of $40,000 for reimbursement of lost income, and received a bonus for his services for 1998 in the amount of $40,000. In 1998, Dr. Bolognesi was paid $52,500 for his services as a consultant, a director and a member of the Scientific Advisory Board, was paid $65,154 for his services as a temporary employee and received an option grant in the amount of

     54,500 shares for these services. In 1997, Dr. Bolognesi was paid $41,667 for his services as a consultant, a director and a member of the Scientific Advisory Board.

(4) Mr. Bonczek was named Chief Financial Officer in March 2000 and General Counsel in April 2000. In 1999, Mr. Bonczek was paid $99,996 for his services as a consultant, was paid $70,000 as Acting Chief Financial Officer and Acting Chief Administrative Officer, received an option grant in the amount of 50,000 shares for these services as a consultant and received an option grant in the amount of 100,000 shares for his appointment as Acting Chief Financial Officer and Acting Chief Administrative Officer. In 1998, Mr. Bonczek was paid $139,992 for his services as a consultant, received a bonus for his services for 1998 in the amount of $37,500 and received an option grant in the amount of 20,000 shares. In 1997, Mr. Bonczek was paid $87,535 for his services as a consultant and received an option grant in the amount of 23,530 shares.

(5) Dr. Ellis was named Executive Vice President and Chief Business Officer in March 2000 with compensation at an annual rate of $220,000.

(6) Mr. Megaro resigned as President and Chief Financial Officer in September 1999.

(7) Pursuant to his severance agreement, Mr. Megaro was paid a bonus of $37,200 for 1998.

(8) Dr. Johnson resigned as President, Chief Executive Officer and Chief Scientific Officer in March 1999.

(9) Pursuant to his severance agreement, Dr. Johnson was paid a bonus of $65,000 for 1998.

(10) Beginning in 1998, we matched 100% of a participant's contributions to the Trimeris Employee 401(k) Plan with common stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the common stock on the last trading day of the year. On December 31, 1998, Dr. Johnson and Mr. Megaro each received 851 shares and are vested in those shares. On December 31, 1999, Dr. Bolognesi received 423 shares of stock and as of March 31, 2000, is vested in 105 of those shares.

DESCRIPTION OF THE STOCK INCENTIVE PLAN

     Our Stock Incentive Plan provides for the grant of incentive stock options, restricted stock or other stock based awards to our employees, including directors who are employees, and for the grant of nonstatutory stock options, restricted stock or other stock-based awards to our employees, officers, directors, consultants and advisors. Our Stock Incentive Plan is administered by our compensation committee. A maximum of 2,602,941 shares are authorized for issuance under the Stock Incentive Plan. At March 31, 2000, there were approximately 199,000 shares authorized and available for grant and there were approximately 95 employees, officers, directors, consultants and advisors eligible to participate under the Stock Incentive Plan. The exercise price of all stock options granted under our Stock Incentive Plan must be at least equal to the fair market value of the common stock on the date of grant. Our plan does not permit a change in the exercise price of any option previously granted except as otherwise permitted pursuant to our Stock Incentive Plan, such as in the event of a stock split or merger, and the applicable section of the Internal Revenue Code.

     If an optionee ceases to be employed for any reason other than death or disability, each outstanding option held by the optionee will terminate and cease to be exercisable no later than three months after the date the optionee ceases to be employed by us. If an optionee dies, all of his or her options become exerciseable immediately. The Stock Incentive Plan provides that any option granted to a participant who is subject to the provisions of Section 16 of the Exchange Act shall not become exercisable for a period of at least six months following the date of grant.

     If:

o we merge with or consolidate into another corporation, which results in our stockholders owning less than 60% of the voting power of the voting securities of the surviving or successor corporation following the transaction,

o    we sell all or substantially all of our assets,

o    we completely liquidate, or

o someone acquires 50% or more of the voting power of our outstanding securities, except through a merger, consolidation or an acquisition of our securities directly from us,

then all restricted stock awards shall become fully vested and free of all restrictions and all other stock-based awards shall become fully vested, exercisable or free of all restrictions, as the case may be.

     In the event of an acquisition of 50% or more of the voting power of our outstanding securities, except through a merger, consolidation or an acquisition of our securities directly from us, then all options and stock appreciation rights become fully vested and exercisable. If we execute an agreement to:

o merge or consolidate and our stockholders before the transaction own less than 60% of the voting power of the voting securities of the surviving or successor corporation following the transaction,

o    sell all or substantially all of our assets, or

o    completely liquidate,

then all options and stock appreciation rights become fully vested and exercisable and the Board of Directors may, in its discretion, terminate any unexercised awards, or permit the acquiring or succeeding corporation to assume or substitute equivalent options or stock appreciation rights for ours.

     The Board of Directors may terminate or amend the Stock Incentive Plan at any time. Our stockholders must approve any increase in the total number of shares available under the Stock Incentive Plan. No awards may be made under the Stock Incentive Plan after September 2007.

NEW PLAN BENEFITS AND OPTION GRANT TABLE

    Because the Stock Incentive Plan is discretionary, benefits to be received by individual optionees are not determinable. However, each of the Directors serving at the Annual Meeting will receive an automatic option grant to purchase 10,000 shares on the date of the Annual Meeting with an exercise price per share equal to the closing price per share of common stock on the date of the Annual Meeting. The table below shows, as to each of the Named Executive Officers named in the Summary Compensation Table and the various indicated groups, (i) the number of shares of common stock for which options have been granted under the Stock Incentive Plan for the one-year period ending December 31, 1999 plus the period through March 31, 2000 and (ii) the weighted average exercise price per share.

                                                                                         Weighted Average
                                                               Number of                 Exercise Price of
Name and Position                                             Option Shares               Granted Options
Dani P. Bolognesi
 Chief Executive Officer and
 Chief Scientific Officer                                       235,000                      $  11.63

Robert R. Bonczek
 Chief Financial Officer and General Counsel                    150,000                         15.63


M. Nixon Ellis
 Executive Vice President and
 Chief Business Officer                                         100,000                         49.94

M. Ross Johnson
 Former President, Chief Executive Officer and
 Chief Scientific Officer (1)                                        --                            --

Matthew A. Megaro
 Former President, Chief Financial Officer,
 and Secretary (2)                                                   --                            --

All current executive officers as a group (3 persons)           485,000                         20.76

All current directors (other than executive officers) as a
 group (5 persons)                                               75,000                         23.39

All employees, including current officers who are not
 executive officers as a group (74 persons)                     486,450                         13.27

(1) Dr. Johnson was named President and Chief Executive Officer in March 1996, and resigned as President, Chief Executive Officer and Chief Scientific Officer in March 1999.

(2) Mr. Megaro was named Chief Financial Officer in March 1995, was named Secretary in June 1997, was named President in March 1999 and resigned as President and Chief Financial Officer in September 1999.


STOCK OPTION INFORMATION

   The following table contains information concerning stock options granted during the fiscal year ended December 31, 1999 to the Named Executive Officers. We have never granted any stock appreciation rights.

                                OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 1999


                                                                                                  POTENTIAL REALIZABLE
                                                                                                         VALUE AT
                                                    INDIVIDUAL GRANTS                              ASSUMED ANNUAL RATES
                                ------------------------------------------------------------                OF
                                 NUMBER OF         PERCENT OF                                           STOCK PRICE
                                  SECURITIES         TOTAL                                             APPRECIATION
                                 UNDERLYING     OPTIONS GRANTED       EXERCISE                       FOR OPTION TERM(2)
                                      OPTIONS   TO EMPLOYEES IN       PRICE PER    EXPIRATION        ------------------
NAME                             GRANTED(#)(1)          1999          SHARE            DATE           5%             10%
----                             -------------          ----          -----            ----           --             ---

Dani P. Bolognesi                      235,000              27%      $11.625         4/21/09   $1,718,000     4,354,000

Robert R. Bonczek                      100,000              11%       17.625        10/01/09    1,108,000     2,809,000
                                        50,000               6%       11.625         4/21/09      366,000       926,000
M. Nixon Ellis                              --               --           --              --          --             --
Matthew A. Megaro                           --               --           --              --          --             --
M. Ross Johnson                             --               --           --              --          --             --

(1) Each option represents the right to purchase one share of common stock. The options shown in this column were all granted pursuant to our Stock Incentive Plan. The options shown in this table become exercisable ratably on a monthly basis over four years from the date of grant. Upon the occurrence of certain events that result in a change of control, all outstanding options granted to all employees, including executive officers, will become fully exercisable.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC and do not represent an estimate or projection of our future common stock prices. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.


YEAR-END OPTION TABLE

The following table contains information regarding stock options held by our Named Executive Officers, and the number of and value of any in-the-money options as of December 31, 1999. The value of unexercised in-the-money options at December 31, 1999 is based on a value of $23.625 per share, the fair market value of our common stock as reflected by the closing price on the Nasdaq National Market on December 31, 1999, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the option.

                   AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1999 AND YEAR-END
                                                  OPTION VALUES

                                                       NUMBER OF SECURITIES
                                                           UNDERLYING                  VALUE OF UNEXERCISED
                                                     UNEXERCISED OPTIONS AS OF       IN-THE-MONEY OPTIONS AT
                                                        DECEMBER 31, 1999 (#)          DECEMBER 31, 1999
                   SHARES ACQUIRED       VALUE         ----------------------          -----------------
NAME               ON EXERCISE (#)     REALIZED (1)   EXERCISABLE UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
----               ---------------     ------------   ----------- -------------   ----------- -------------
Dani P. Bolognesi           --              --           110,307       216,835     $1,866,000    $2,683,000
Robert R. Bonczek           --              --           32,279        161,251        536,000     1,511,000
M. Nixon Ellis              --              --            --                --         --                --
Matthew A. Megaro        32,083       $471,000            --                --         --                --
M. Ross Johnson          98,438       $728,000            --                --         --                --

(1) Value realized in calculated as the fair market value of our common stock as reflected by the closing price on the Nasdaq National Market on the date of exercise, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the option.

EMPLOYMENT AND SEVERANCE AGREEMENTS

   In April 1999, we entered into an employment arrangement with Dr. Bolognesi, our Chief Executive Officer and Chief Scientific Officer. Under this arrangement, Dr. Bolognesi is entitled to receive minimum annual compensation of $285,000, an annual bonus based upon the achievement of certain milestones and all health insurance and other benefits generally made available to our employees. He also received in 1999 a one-time payment of $40,000 for replacement of lost income. In connection with the agreement, Dr. Bolognesi received a grant of options to purchase 235,000 shares of common stock at $11.625. If Dr. Bolognesi's employment is terminated for any reason other than for cause, Dr. Bolognesi's employment arrangement provides that he is entitled to his base salary and benefits for two years from the date of termination.

   In January 2000, we entered into a contractual arrangement with Mr. Bonczek, our Chief Financial Officer and General Counsel. Under this arrangement, Mr. Bonczek is entitled to receive minimum annual compensation of $210,000 and an annual bonus based upon the achievement of certain milestones. He also received in 2000 a one-time payment of $16,000 for replacement of lost income. In October 1999, Mr. Bonczek received a grant of options to purchase 100,000 shares of common stock at $17.625. If Mr. Bonczek's contractual arrangement is terminated for any reason other than for cause, Mr. Bonczek's arrangement provides that he is entitled to his base salary and benefits for two years from the date of such termination.

   In March 2000, we entered into an employment arrangement with Dr. Ellis, our Executive Vice President and Chief Business Officer. Under this arrangement, Dr. Ellis is entitled to receive minimum annual compensation of $220,000, an annual bonus based upon the achievement of certain milestones and all health insurance and other benefits generally made available to our employees. He also received in 2000 a one-time payment of $25,000 as a signing bonus. In connection with the agreement, Dr. Ellis received a grant of options to purchase 100,000 shares of common stock at $49.938. If Dr. Ellis' employment is terminated for any reason other than for cause, Dr. Ellis' employment arrangement provides that he is entitled to his base salary and benefits for two years from the date of such termination.

     In March 1999, Dr. Johnson resigned as an officer and director of Trimeris and entered into a severance agreement with us. Dr. Johnson received salary and benefits until March 2000 based on his annual salary of $271,704 at the time of his resignation. Dr. Johnson also received a bonus payment of $65,000 for 1998 and additional compensation of $1,000. In addition, we have agreed to terminate our right of repurchase and other restrictions with respect to approximately 94,414 shares of common stock held by Dr. Johnson. We also accelerated the ability to exercise stock options to purchase approximately 67,500 shares of common stock. Dr. Johnson has agreed not to compete with us for a period of two years from March 12, 1999.

     In September 1999, Mr. Megaro resigned as an officer of Trimeris and entered into a severance agreement with us. Mr. Megaro received salary and benefits until March 2000 based on his annual salary of $194,376 at the time of his resignation. Mr. Megaro also received a bonus payment of $37,200 for 1998. In addition, we have agreed to terminate our right of repurchase and other restrictions with respect to approximately 38,820 shares of common stock held by Mr. Megaro. We also accelerated the ability to exercise stock options to purchase approximately 32,083 shares of common stock. Mr. Megaro agreed not to compete with us for a period of six months from September 1, 1999.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Board of Directors' Compensation Committee is responsible for determining the salaries and incentive compensation of the executive officers and providing recommendations for the salaries and incentive compensation of all other employees and consultants. The Compensation Committee also administers our benefit plans, including the Stock Incentive Plan. Mr. Lipton serves as the Chairman of the Compensation Committee and the other members of the committee are Dr. Sanders and Dr. Cook. None of Mr. Lipton, Dr. Sanders or Dr. Cook has served as an officer or employee of Trimeris. Dr. Bolognesi was a member of the Compensation Committee until March 1999. From September through December 1998, he served as a temporary employee of Trimeris and was compensated at an annual rate of $240,000 which was approved by other members of the Compensation Committee. Prior to 1998, Dr. Bolognesi was not an employee or officer of Trimeris.

         COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors offers this report regarding compensation for the our executive officers, including our Chief Executive Officer. The Compensation Committee is composed entirely of outside directors and is responsible for developing and making recommendations to the Board with respect to our executive compensation policies and practices, including the establishment of the annual total compensation for all executive officers, including our Chief Executive Officer.

                           GENERAL COMPENSATION POLICY

   Our primary objective is to maximize the value of our shares over time. The Compensation Committee, with this objective in mind, authorizes compensation packages for our executive officers designed to retain and attract top quality management and to encourage them to contribute to the achievement of our business objectives. In addition, the Committee attempts to establish compensation packages that are comparable to the packages received by executives of similar companies.

    We compensate our executive officers with a combination of salary and incentives designed to encourage efforts to achieve both our short-term and long-term goals. The compensation structure attempts to reward both individual contributions as well as our overall performance. Traditional measures of corporate performance, such as earnings per share or sales growth, are not applicable to the performance of development stage biopharmaceutical companies like Trimeris. As a result, in making executive compensation decisions, the Committee evaluates other indications of performance, such as achieving milestones in the development of its drug candidates and raising the capital needed for its operations.

    The basic components of our compensation packages for our executive officers include the following:

        -    Base Salary
        -    Bonuses
        -    Long-term Incentives
        -    Benefits

    Each executive officer's compensation package contains a mix of these components and is designed to provide a level of compensation competitive with the compensation paid to comparable officers of similar biopharmaceutical companies. The Committee favors a compensation structure that aligns the long-term interests of its executive officers with the interests of its stockholders, and as a result places significant weight upon long-term incentives in the form of stock options.

    BASE SALARY and increases in base salary are determined by both individual and Company performance and the salary levels in effect for similar biopharmaceutical companies. During 1999, the Committee attempted to keep the base salaries of our officers at a level consistent with the median range of the salaries of officers in similar biopharmaceutical companies. In addition, the Committee considered the following factors in setting the base salaries for executive officers during 1999: our progress in the clinical development for T-20 and T-1249, progress made in the development of a manufacturing process, and any special expertise of a particular executive.

    BONUSES are awarded by the Committee based upon its evaluation of the performance of each executive officer and the achievement of our goals during the year. In 1998, no annual bonuses were awarded to the Named Executive Officers, however a bonus pool was accrued for payment of bonuses to our executive officers and employees. These bonuses were paid in August 1999 after achievement of a collaborative partnership with F. Hoffmann-La Roche Ltd in July 1999, and completion of a financing in May 1999. These events significantly improved our financial position to allow the payment of these bonuses. An aggregate amount of $77,500 was paid to the Named Executive Officers. In January 2000, bonuses totaling $202,670 were awarded to the Named Executive Officers for achievements in 1999, which included the continued clinical progress of T-20 and T-1249.

    LONG-TERM INCENTIVE compensation in the form of stock options is expected to be the largest element of total compensation over time in order to conserve our cash resources, to align the long-term interests of each officer with the interests of our stockholders and to provide long-term incentives for the individual officer to remain with us. Under our stock option plan, grants are priced at the fair market value on the date of grant, become exercisable over a period of four years and have a term of up to ten years.

Grants are generally made to all employees on their date of hire based on salary level and position. All employees, including executive officers, are eligible for subsequent discretionary grants, which are generally based on either individual or corporate performance. The size of the option grant to each officer is based on the officer's current position and expected future contributions to our business. Awards of stock options are designed to have an expected aggregate exercise value over time equal to a multiple of salary, which will create a significant value opportunity based upon stock ownership.

    BENEFITS offered to our executive officers serve as a safety net of protection against the financial catastrophes that can result from illness, disability or death. Benefits offered to our executive officers are substantially the same as those offered to all our regular employees.

    SEVERANCE ARRANGEMENTS were entered into with both Dr. Johnson and Mr. Megaro in connection with each of their resignations. We were obligated to continue to pay each of their base salaries and benefits for specified periods of time upon termination of employment with us. The Committee believed that it was also in our best interest to enter into severance arrangements, which included the acceleration of vesting and ability to exercise restricted stock and options granted, in exchange for provisions which included restrictions on the ability of Dr. Johnson and Mr. Megaro to enter into business relationships or employment which could compete with us or to directly or indirectly solicit other employees.


                                CEO COMPENSATION

   Dr. Bolognesi's 1999 base salary of $285,000 and his bonus plan were arrived at using various surveys regarding executive compensation at similar biopharmaceutical companies. The Committee attempted to keep Dr. Bolognesi's base salary at a level around the median range of the salaries of officers with similar responsibilities in similar biopharmaceutical companies.

    The Committee expects that the stock options granted to Dr. Bolognesi will represent the largest element of his compensation and provide a direct link between Dr. Bolognesi's compensation and our performance. In March 1999, Dr. Bolognesi received an initial option grant to purchase 235,000 shares of our common stock at the fair market value of the common stock on the date of grant. These options become exercisable over a four year period as long as Dr. Bolognesi continues to remain employed by us. The Committee believes that the option grant was within the median range of the grants to chief executive officers in comparable companies. It is the Committee's judgment that Dr. Bolognesi's scientific and management leadership is extremely important to us, and it is therefore essential to provide Dr. Bolognesi with a significant unvested stock ownership position.


         COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

         Jeffrey M. Lipton, Chairman
         Charles Sanders, M.D.
         E. Gary Cook


PERFORMANCE GRAPH

    The following graph compares total stockholder returns since we became a reporting company under the Exchange Act to the Nasdaq CRSP Total Return Index ("Nasdaq Broad Index") for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq CRSP Pharmaceutical Index ("Nasdaq Pharmaceutical Index"). The total return assumes the investment of $100 on October 7, 1997 in each of (i) our common stock, (ii) the Nasdaq Broad Index and (iii) the Nasdaq Pharmaceutical Index, and the reinvestment of dividends, although dividends have not been declared on our common stock. The Nasdaq Pharmaceutical Index is made up of all companies with the standard industrial classification (SIC) code 283 (category description

"Drugs"). The stockholder return shown on the graph below is not necessarily indicative of future performance and we will not make or endorse any predictions as to future stockholder returns.

          [COMPARISON LINE GRAPH APPEARS HERE WITH PLOT POINTS BELOW.]

    WE COMPLETED OUR INITIAL PUBLIC OFFERING ON OCTOBER 7, 1997 AT A PER SHARE PRICE OF $12.00. THE CLOSING PRICE OF COMMON STOCK ON OCTOBER 8, 1997, ITS FIRST DAY OF PUBLIC TRADING, WAS $12.25 PER SHARE. THE GRAPH ABOVE COMMENCES WITH THE FIRST TRADING DAY CLOSING PRICE OF $12.25 PER SHARE.

                             CUMULATIVE TOTAL RETURN

                                          10/8/97  12/31/97   6/30/98 12/31/98  6/30/99  12/31/99
                                          -------  --------   ------- --------  -------  --------

   TRIMERIS, INC.                           100      106         60       96     118       193
   NASDAQ STOCK MARKET-US                   100       91        109      127     156       230
   NASDAQ PHARMACEUTICALS                   100       87         88      110     123       206


    NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF OUR PREVIOUS OR FUTURE FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE THIS ANNUAL REPORT OR FUTURE FILINGS MADE BY THE COMPANY UNDER THOSE STATUTES, THE COMPENSATION COMMITTEE REPORT AND STOCK PERFORMANCE GRAPH ARE NOT DEEMED FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND SHALL NOT BE DEEMED INCORPORATED BY REFERENCE INTO ANY OF THOSE PRIOR FILINGS OR INTO ANY FUTURE FILINGS MADE BY US UNDER THOSE STATUTES.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information we know with respect to the beneficial ownership of our common stock as of March 31, 2000, for each person or group of affiliated persons, who we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and executive officers, individually and as a group.

   Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options to purchase shares of common stock that are exercisable within 60 days of March 31, 2000 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 15,647,682 shares of common stock outstanding as of March 31, 2000.

                                PERCENT OF TOTAL

                                                           NUMBER OF SHARES          PERCENTAGE
BENEFICIAL OWNER                                          BENEFICIALLY OWNED            OWNED
----------------                                           ------------------           -----
   Four Partners (1)                                              2,311,400             14.77%
   Putnam Investments, Inc. (2)                                   1,171,500              7.49
   Capital Guardian Trust Company (3)                               965,000              6.17
   Dani P. Bolognesi (4)                                            220,557              1.41
   Robert R. Bonczek (5)                                             66,178                 *
   M. Nixon Ellis (6)                                                    --                --
   M. Ross Johnson (7)                                                   --                --
   Matthew A. Megaro (8)                                                 --                --
   Jeffrey M. Lipton (9)                                            165,285              1.06
   E. Gary Cook (10)                                                  1,500                 *
   J. Richard Crout (11)                                             24,170                 *
   Charles A. Sanders (12)                                           48,187                 *
   Jesse I. Treu (13)                                                30,667                 *
   All executive officers and directors as a group
   (ten persons) (14)                                               555,044              3.55

* Less than one percent.

(1) Based on Schedule 13G filed with the SEC on March 10, 2000, Four Partners held sole or shared voting power and sole or shared dispositive power as to all of such shares. Four Partners' address is c/o Thomas J. Tisch, 667 Madison Avenue, New York, New York 10021.

(2) Based on Schedule 13G filed with the SEC on February 18, 2000, Putnam Investments, Inc. held sole voting power and sole dispositive power as to all of such shares. Putnam Investments, Inc.'s address is One Post Office Square, Boston, Massachusetts 02109.

(3) Based on Schedule 13G filed with the SEC on February 11, 2000, Capital Guardian Trust Company held sole voting power and sole dispositive power as to all of such shares. Capital Guardian Trust Company's address is 11000 Santa Monica Boulevard, Los Angeles, California 90025-3384.

(4) Includes 129,300 shares that Dr. Bolognesi may acquire pursuant to stock options exercisable within 60 days after March 31, 2000. Includes the following shares as to which Dr. Bolognesi disclaims beneficial ownership: 11,765 shares beneficially owned by James C. Bolognesi Irrevocable Trust, for which James C. Bolognesi, Dr. Bolognesi's son, is the sole beneficiary and Sarah Bolognesi, Dr. Bolognesi's wife, is the sole trustee; 11,765 shares beneficially owned by Michael P. Bolognesi Irrevocable Trust, for which Michael P. Bolognesi, Dr. Bolognesi's son, is the sole beneficiary and Sarah Bolognesi is the sole trustee; 450 shares beneficially owned by Michael P. Bolognesi, Dr. Bolognesi's son who shares Dr. Bolognesi's house; and 11,153 shares that Sarah Bolognesi may acquire pursuant to certain stock options exercisable within 60 days after March 31, 2000.

(5) Mr. Bonczek was named Chief Financial Officer in March 2000 and General Counsel in April 2000. From September 1999 through March 2000, Mr. Bonczek was Acting Chief Financial Officer and Acting Chief Administrative Officer. Includes 46,862 shares that Mr. Bonczek may acquire pursuant to stock options exercisable within 60 days after March 31, 2000.

(6) Dr. Ellis was named Executive Vice President and Chief Business Officer in March 2000.

(7) Dr. Johnson was named President and Chief Executive Officer in March 1996, and resigned as President, Chief Executive Officer and Chief Scientific Officer in March 1999. Dr. Johnson is no longer subject to the reporting requirements of Section 16, and consequently, his stock ownership is not determinable.

(8) Mr. Megaro was named Chief Financial Officer in March 1995, was named Secretary in June 1997, was named President in March 1999 and resigned as President, Chief Financial Officer and Secretary in September 1999. Mr. Megaro is no longer subject to the reporting requirements of Section 16, and consequently, his stock ownership is not determinable.

(9) Includes 20,000 shares that Mr. Lipton may acquire pursuant to stock options exercisable within 60 days after March 31, 2000. Includes the following shares as to which Mr. Lipton disclaims beneficial ownership:
     4,000 shares beneficially owned by Shelley Lipton, Mr. Lipton's wife, 150 shares beneficially owned by Caroline Dickens, Mr. Lipton's niece who shares Mr. Lipton's house and 380 shares beneficially owned by Caroline Dickens Trust, for which Caroline Dickens, Mr. Lipton's niece who shares Mr. Lipton's house, is the sole beneficiary and Shelley Lipton, Mr. Lipton's wife, is the sole trustee.

(10) Includes the following shares as to which Dr. Cook disclaims beneficial ownership: 1,500 shares beneficially owned by Brenda B. Cook, Dr. Cook's wife.

(11) Includes 20,000 shares that Dr. Crout may acquire pursuant to stock options exercisable within 60 days after March 31, 2000. Includes the following shares as to which Dr. Crout disclaims beneficial ownership: 1,500 shares beneficially owned by Keith R. Crout Irrevocable Trust, for which Keith R. Crout, Dr. Crout's son who shares Dr. Crout's house, is the sole beneficiary and Linda C. Spevacek, Dr. Crout's daughter, is the sole trustee; 170 shares beneficially owned by Keith R. Crout, Dr. Crout's son who shares Dr.Crout's house, 400 shares beneficially owned by Carol K. Crout, Dr. Crout's wife, and 100 shares beneficially owned by Norman T. Crout Testamentary Trust, for which Norman T. Crout, Dr. Crout's nephew, is the sole beneficiary and Dr. Crout is the sole trustee.

(12) Includes 38,383 shares that Dr. Sanders may acquire pursuant to stock options exercisable within 60 days after March 31, 2000.

(13) Includes 11,667 shares that Dr. Treu may acquire pursuant to stock options exercisable within 60 days after March 31, 2000.

(14) See notes (1) - (13).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   For information regarding employment agreements with our executive officers and severance arrangements with our former executive officers, see "Employment and Severance Agreements." For information regarding compensation of directors, see "Election of Directors - Directors' Compensation." For information regarding stock options, see "Stock Option Information."

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


April  26, 2000                               /s/   DANI P. BOLOGNESI
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

     Signature                                 Capacity                                   Date
     ---------                                 --------                                   ----
/s/  DANI P. BOLOGNESI               Chief Executive Officer (principal               April 26, 2000
-----------------------------        executive officer), Chief                        --------------
     Dani P. Bolognesi, Ph.D.        Scientific Officer and Director


/s/  ROBERT R. BONCZEK               Chief Financial Officer                          April 26, 2000
-----------------------------        (principal financial officer) and                --------------
     Robert R. Bonczek               General Counsel

/s/  M. NIXON ELLIS                  Executive Vice President and                     April 26, 2000
-----------------------------        Chief Business Officer                           --------------
     M. Nixon Ellis

/s/  TIMOTHY J. CREECH               Director of Finance                              April 26, 2000
-----------------------------        and Secretary (principal accounting officer)     --------------
     Timothy J. Creech

/s/  JEFFREY M. LIPTON               Chairman of the Board of Directors               April 26, 2000
-----------------------------                                                         --------------
     Jeffrey M. Lipton

/s/  JESSE I. TREU                   Director                                         April 26, 2000
-----------------------------                                                         --------------
     Jesse I. Treu, Ph.D.

/s/  E. GARY COOK                    Director                                         April 26, 2000
-----------------------------                                                         --------------
     E. Gary Cook, Ph.D.

/s/  CHARLES A. SANDERS              Director                                         April 26, 2000
-----------------------------                                                         --------------
     Charles A. Sanders, M.D.

/s/  J. RICHARD CROUT                Director                                         April 26, 2000
-----------------------------                                                         --------------
     J. Richard Crout, M.D.