Form 10-Q
period 2000-03-31
TRIMERIS INC
filed 2000-05-12
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

               ---------------------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No


         The number of shares outstanding of the registrant's common stock as of May 12, 2000 was 15,649,259.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                    For the Three Months Ended March 31, 2000

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                         Page
------------------------------------                                                         ----
Item 1.        Financial Statements

               Balance Sheets as of  March 31, 2000 (unaudited) and
               December 31, 1999                                                                1

               Statements of Operations (unaudited) for the Three Months Ended
               March 31, 2000 and 1999 and Period From Inception
               (January 7, 1993) Through March 31, 2000                                         2

               Statements of Cash Flows (unaudited) for the Three Months Ended
               March 31, 2000 and 1999 and Period From Inception
               (January 7, 1993) Through March 31, 2000                                         3

               Notes to Financial Statements (unaudited)                                        4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        6

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      12

PART 2.        OTHER INFORMATION
--------------------------------

Item 1.        Legal Proceedings                                                               13

Item 2.        Changes in Securities and Use of Proceeds                                       13

Item 3.        Defaults Upon Senior Securities                                                 13

Item 4.        Submission of Matters to a Vote of Security Holders                             13

Item 5.        Other Information                                                               13

Item 6.        Exhibits and Reports on Form 8-K                                                14

Signature Page                                                                                 15

Exhibit Index                                                                                  16

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)

                                                                        December 31,        March 31,
                                                                           1999               2000
                                                                           ----               ----
                                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $     37,023        $  88,863
   Short-term investments                                                    10,775           16,447
   Accounts receivable - Roche                                                  144            3,014
   Accounts receivable                                                           24               12
   Prepaid expenses                                                             268              369
                                                                        -----------       ----------
     Total current assets                                                    48,234          108,705

Property, furniture and equipment, net                                        2,585            2,576
                                                                        -----------       ----------
Other assets:
   Patent costs, net                                                            643              795
   Equipment deposits                                                           188              205
                                                                        -----------       ----------
     Total other assets                                                         831            1,000
                                                                        -----------       ----------
     Total assets                                                       $    51,650       $  112,281
                                                                        ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $     6,159       $    4,749
   Current installments of capital lease obligations                            717              809
   Accrued compensation                                                       1,028              799
   Accrued expenses                                                           3,474            3,495
                                                                        -----------       ----------
     Total current liabilities                                               11,378            9,852
Obligations under capital leases, excluding current installments              1,206            1,270
Deferred revenue                                                                729              412
                                                                        -----------       ----------
     Total liabilities                                                       13,313           11,534
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and
     outstanding at December 31, 1999 and March 31, 2000 (unaudited)             --               --
   Common Stock at $.001 par value per share, 30,000 shares
     authorized, 13,765 and 15,648 shares issued and outstanding
     at December 31, 1999 and March 31, 2000 (unaudited)                         14               16
   Additional paid-in capital                                               105,580          173,074
   Deficit accumulated during the development stage                         (62,990)         (68,515)
   Deferred compensation                                                     (4,162)          (3,787)
   Notes receivable from stockholders                                          (105)             (41)
                                                                        ------------      -----------
     Net stockholders' equity                                                38,337          100,747
                                                                        ------------      -----------
     Total liabilities and stockholders' equity                         $    51,650       $  112,281
                                                                        ============      ===========

                See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                            Cumulative
                                                    Three Months          from Inception
                                                   Ended March 31,      (January 7, 1993)
                                                  ---------------          to March 31,
                                                   1999       2000             2000
                                                   ----       ----             ----
Revenue                                        $      81   $       -        $    11,034
                                               ---------   ---------        -----------

Operating expenses:
   Research and development                        3,964       4,905             62,948
   General and administrative                      1,673       1,832             20,812
                                               ---------   ---------        -----------

     Total operating expenses                      5,637       6,737             83,760
                                               ---------   ---------        -----------

Operating loss                                    (5,556)     (6,737)           (72,726)
                                               ----------  ----------       ------------

Other income (expense):
   Interest income                                   231       1,266              5,456
   Interest expense                                  (42)        (54)            (1,245)
                                               ----------  ----------       ------------
   Total other income (expense)                      189       1,212              4,211
                                               ---------   ---------        -----------

   Net loss                                    $  (5,367)  $  (5,525)       $   (68,515)
                                               ==========  ==========       ============

Basic net loss per share                       $    (0.50) $    (0.37)
                                               =========== ===========

Weighted average shares used in per share
   computations                                   10,777      15,042
                                               =========   =========

                See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Cumulative
                                                               Three Months Ended         From Inception
                                                                        March 31,        (January 7, 1993)
                                                             ---------------------          to March 31,
                                                             1999             2000              2000
                                                             ----             ----              ----
Cash flows from operating activities:
   Net loss                                               $(5,367)        $  (5,525)         $(68,515)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                             183               340             3,924
     Other amortization                                         5                 -                83
     Amortization of deferred compensation                    183               375             3,245
     401(K) plan stock match                                    -                 -               528
     Provision for equipment held for resale                    -                 -                61
     Stock issued for consulting services                       -                 -                 5
     Stock issued to repay interest on notes to stockholders    -                 -               195
     Debt issued for research and development                   -                 -               194
     Loss on disposal of property and equipment                 -                 -                16
   Changes in operating assets and liabilities:
       Accounts receivable and loans to employees              22                12               (12)
       Accounts receivable - Roche                              -            (2,870)           (3,014)
       Prepaid expenses                                       (12)             (101)             (369)
       Other assets                                            (5)              (17)             (205)
       Accounts payable                                      (789)           (1,410)            4,749
       Accrued compensation                                   327              (229)              799
       Accrued expenses                                      (354)               21             3,405
       Deferred revenue                                         -              (317)              412
                                                          -------         ----------         --------
         Net cash used by operating activities             (5,807)           (9,721)          (54,499)
                                                          --------        ----------         ---------
Cash flows from investing activities:
   Sales (purchases) of short-term investments               (895)           (5,672)          (16,447)
   Purchases of property and equipment                       (306)                -            (1,504)
   Equipment held for resale                                    -                 -               (61)
   Organization costs                                           -                 -                (8)
   Patent costs                                                (7)             (152)             (816)
                                                          --------        ----------         ---------
         Net cash used by investing activities             (1,208)           (5,824)          (18,836)
                                                          --------        ----------         ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                      -                 -             6,150
   Lease costs                                                  -                 -               (13)
   Principal payments under capital lease obligations        (127)             (175)           (2,933)
   Proceeds from issuance of Common Stock                       -                 -                31
   Proceeds from issuance of Preferred Stock                    -                 -            23,896
   Proceeds from stock offerings, net                           -            66,570           132,459
   Proceeds from exercise of stock options                     29               926             2,102
   Proceeds from employee stock purchase plan exercise          -                 -               475
   Repayment of notes receivable from stockholders             24                64               227
   Stock issuance costs                                         -                 -              (196)
                                                          -------         ---------          ---------
         Net cash provided (used) by financing activities     (74)           67,385           162,198
                                                          --------        ---------          --------
Net increase (decrease) in cash and cash equivalents       (7,089)           51,840            88,863
Cash and cash equivalents, beginning of period             16,920            37,023                 -
                                                          -------         ---------          --------
Cash and cash equivalents, end of period                  $ 9,831         $  88,863          $ 88,863
                                                          =======         =========          ========

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

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 1999 financial statements and notes thereto included in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission on March 29, 2000.

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

3. STATEMENTS OF CASH FLOWS

   Interest of approximately $42,000 and $54,000 was paid during the three months ended March 31, 1999 and 2000, respectively. Capital leases of $0 and $331,000 were incurred for the three months ended March 31, 1999 and 2000, respectively for the purchase of new furniture and equipment.

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

   In February 2000, the Company closed a private placement of 1.75 million shares of common stock at $40.50 per share. The net proceeds of the offering were approximately $66.6 million after deducting applicable issuance costs and expenses.


5.   STOCK SPLIT

   Effective July 11, 1997, the Company declared a one for eight and one-half reverse stock split for common stockholders. This stock split has been retroactively applied and all periods presented have been restated.

6.   ROCHE COLLABORATION

   In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd to develop and market T20 and T1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for the two fusion inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made an initial cash payment to the Company of $10 million and will provide up to an additional $78 million in cash and funding upon achievement of developmental, regulatory and commercial milestones.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

    This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of our 1999 Form 10-K filed with the Securities and Exchange Commission on March 29, 2000. These factors include, but are not limited to: that we are an early stage company with an uncertain future; that we have never made money and expect our losses to continue; that we will need to raise additional funds in the near future; that our quarterly operating results are subject to fluctuations and you should not rely on them as an indication of our future results; that we are heavily dependent on our lead product candidate, T20; that our success in commercializing T20 and T1249 is dependent on our relationship with Roche; that we face many uncertainties relating to our human clinical trial results and clinical trial strategy; that HIV may develop resistance to our drug candidates; that we have no experience manufacturing pharmaceutical products; that we face risks associated with manufacturing T20 and T1249; that our business is based on novel technology and is highly risky and uncertain; that we are dependent on third-party contract research organizations; that we have no sales, marketing or distribution capabilities; that our stock price is highly volatile; that we depend on collaborations and licenses with others; that there is uncertainty relating to third-party reimbursement and health care reform measures which could limit the amount we will be able to charge for our products; that there is uncertainty regarding patents and proprietary rights; that we are subject to extensive government regulation; that our products may not receive regulatory approval; that we face intense competition; that we use hazardous materials; that we are exposed to product liability risks; that we depend upon certain key personnel and face risks relating to our ability to attract and retain key personnel; that future sales of common stock by our existing stockholders could adversely affect our stock price; that we have implemented certain anti-takeover provisions; and that our actual results could differ materially from those anticipated in our forward-looking statements. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

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

     We have lost money since inception and, as of March 31, 2000, had an accumulated deficit of approximately $68.5 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

     As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or our collaborative partner's ability to successfully develop and obtain regulatory approval for T20 or T1249 and other product candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 2000

REVENUE. Total revenue decreased from $81,000 for the three months ended March 31, 1999 to $0 for the three months ended March 31, 2000. Total revenue for the three months ended March 31, 1999 was entirely derived from SBIR grants.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $4.0 million and $4.9 million for the three months ended March 31, 1999 and 2000, respectively. Gross research and development expenses increased during the three months ended March 31, 2000 because we:

o        continued three Phase II clinical trials for T20,

o        initiated a fourth Phase II clinical trial for T20,

o        continued a Phase I clinical trial for T1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o        increased the number of our personnel to support these activities.

Net research and development expenses include gross research and development expenses less reimbursements from Roche. Roche paid 50% of the development costs incurred during the three months ended March 31, 2000 for T20 and T1249 as required by our collaboration agreement.

Total research personnel were 41 and 55 at March 31, 1999 and 2000, respectively. We expect research and development expenses, net of the reimbursements for T20 and T1249 development costs from Roche, to increase substantially in the future due to:

o        continued preclinical research and testing of product candidates,

o        expanded clinical trials for T20, T1249 and other product candidates,

o        the manufacture of drug material for these trials, and

o        increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $1.7 million and $1.8 million for the three months ended March 31, 1999 and 2000, respectively. During 1999 we made a non-recurring accrual of severance costs for our former chief executive officer. Total expenses increased during the three months ended March 31, 2000 because in 2000 we:

o initiated several market research studies which are shared equally with Roche,

o expensed deferred compensation relating to stock options granted to consultants during 1999,

o        added personnel to support our growth, and

o        incurred professional fees to support our growth.

We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $189,000 and $1.2 million for the three months ended March 31, 1999 and 2000, respectively. The increase was due to increased interest income because of higher cash and investment balances during the three months ended March 31, 2000 due to our stock offerings closed in June 1999 and February 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, and a private placement of common stock in February 2000. Net cash used by operating activities was $5.8 million and $9.7 million for the three months ended March 31, 1999 and 2000, respectively. The cash used by operating activities was used primarily to fund research and development relating to T20, T1249, and other product candidates, and increased for the three months ended March 31, 2000 because of increased research and development activities. Cash used by investing activities was $1.2 million and $5.8 million for the three months ended March 31, 1999 and 2000, respectively. The increase for the three months ended March 31, 2000 was due to the purchase of short-term investments as a result of our public offering of common stock in February 2000.

     As of March 31, 2000, we had $105.3 million in cash and cash equivalents and short-term-investments, compared to $47.8 million as of December 31, 1999. The increase is primarily a result of the closing of a private placement of common stock in February 2000, which resulted in net proceeds of approximately $66.6 million, less cash used by operating activities.

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

     As of March 31, 2000, we had commitments of approximately $29.0 million to purchase product candidate materials and fund various clinical studies over the next fifteen months. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T20 and T1249 for the United States and Canada. We also expect to have capital expenditures of approximately $2.5 million during the remainder of 2000. Our share of these expenditures may be financed with capital or operating leases, debt or working capital. We expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through 2000. We believe that substantial additional funds will be required after 2000.

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

     Our future capital requirements and the adequacy of available funds will depend on many factors, including the availability of funds from Roche under our collaboration agreement, the results of clinical trials relating to T20 and T1249, the progress and scope of our product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of our product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the FDA, administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions, and other factors, many of which are outside of our control.


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

         ONGOING T20 CLINICAL TRIALS

         PHASE II -- T20-205. T20-205 is a Phase II trial initiated in March 1999 in which T20 was given in combination with oral anti-HIV drugs to 71 HIV-1 infected adults who had received T20 during earlier trials. Fifty mg of T20 was given twice daily via subcutaneous injection. Combinations of the oral anti-HIV drugs were individualized to each patient and were chosen based on genotypic analysis evaluating patients' resistance to anti-HIV medications. In January 2000, we extended T20-205 beyond the initial 48 week duration because patients in the trial appeared to continue receiving clinical benefit. Patients will continue to receive T-20 therapy at their election, as long as they show clinical benefit. Additional data from this trial is expected during 2000.

         PHASE II -- T20-204. In November 1999, in collaboration with the Division of AIDS of the National Institute for Allergy and Infectious Diseases, or NIAID, we initiated a clinical trial to evaluate the safety and pharmacokinetics of T20 in children living with HIV infection. The trial will be managed by the Pediatric AIDS Clinical Trial Group, or PACTG, and has been designated as a fast-track study within the PACTG system.

         The study is designed to investigate the safety, tolerability and pharmacokinetics of T20 in pediatric patients. The trial is conducted in two parts and will enroll up to twelve pediatric patients ages 3 to 12. The first part examines safety parameters to establish a well-tolerated pediatric dose that provides target concentrations of T-20 in the blood. The second part evaluates the safety and tolerability of T20 in combination with other anti-HIV drugs over a 24-week period. In this study, T20 is administered via subcutaneous injections twice daily in conjunction with other oral anti-HIV drugs.

         PHASE II -- T20-206. In June 1999, we initiated T20-206, a Phase II clinical trial for T20 that will assess the antiviral activity and long-term safety of T-20 when used in combination with other anti-HIV drugs. T20-206 evaluates four groups of patients over a one-year period with planned interim analyses. Three different doses of T20 will be combined with a background regimen of amprenavir, efavirenz, ritonavir and abacavir. The control group will receive the background regimen without T20. T20-206 will enroll approximately 68 HIV-infected individuals at several sites in the United States. At entry in the trial, all enrolled patients will have prior exposure to nucleoside reverse transcriptase inhibitors and protease inhibitors, but no prior exposure to non-nucleoside reverse transcriptase inhibitors. The trial is fully enrolled and data from an interim analysis of this trial is expected during 2000.

         PHASE II - T20-208. In March 2000, we initiated T20-208, a Phase II clinical trial for T20 that will evaluate alternative formulations of T20, which could lead to a simpler dosing regimen. The trial is designed to enroll approximately 60 patients in the United States, and will evaluate two formulations of T20 compared to the formulation presently used in other ongoing clinical trials. All three formulations will be given as twice daily subcutaneous injections in combination with oral anti-HIV agents selected for each patient on an individualized basis.

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

         PHASE I - T1249-101

         In July 1999, we initiated T1249-101, a Phase I clinical trial designed to assess the safety and pharmacokinetics of T1249. Three different daily doses of T1249 will be administered as monotherapy for 14 days to HIV-infected adults by once or twice daily subcutaneous injection. T1249-101 will enroll approximately 60 HIV-infected individuals at several sites in the United States. At entry, these patients will have received no other anti-HIV drugs for at least two weeks prior to entering the study. This trial is fully enrolled and ongoing, and we expect data from this trial to be available during 2000.

RISK FACTORS

     Our business is subject to certain risks and uncertainties. Please read the "Risk Factors" and "Business" sections of our 1999 Form 10-K filed with the Securities and Exchange Commission on March 29, 2000, which highlight some of these risks. If any of these risks materialize, our business, financial condition and results of operations could be materially adversely affected.

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

     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at March 31, 2000. All of our investments mature in eighteen months or less.

                                               Carrying             Average
                                                Amount             Interest
                                              (thousands)            Rate
                                              ----------          ----------
Cash equivalents - fixed rate                 $   88,412              6.03%
Short-term investments - fixed rate               16,447              6.50%
Overnight cash investments - fixed rate              514              5.52%
                                             -----------          ----------
Total investment securities                    $ 105,373              6.10%
                                               =========          ==========

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On February 2, 2000, we completed a private placement financing by issuing 1,750,000 shares of common stock at $40.50 per share to new and current stockholders for an aggregate offering price of $70,875,000 (less estimated financing costs, including underwriting commissions, of $4,305,000). Deutsche Bank Securities Inc. acted as placement agent for the shares issued in connection with the private placement financing. The registration statement on Form S-3 (File No. 333-31662) to register the resale of the 1,750,000 shares of common stock issued in this financing was declared effective on April 14, 2000. An exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Net proceeds of approximately $66,600,000 from this private placement financing will be used to fund the clinical development of our product candidates, T20 and T1249, to fund increased research and development activities, to provide working capital and for general corporate purposes.


         (d)      Use of Proceeds:

                  INITIAL PUBLIC OFFERING, OCTOBER 1997

                  The following information updates and supplements the information regarding use of proceeds originally filed in our Form 10-Q for the quarter ended September 30, 1997, as updated and supplemented in our subsequent periodic reports to date. The registration statement on Form S-1 (File No. 333-31109) to which this use of proceeds relates was declared effective on October 6, 1997. A subsequent registration statement on Form S-1 (File No. 333-37319) was filed pursuant to Rule 462(b) and declared effective on October 7, 1997. Through March 31, 2000, we have expended for working capital the total net proceeds from our initial public offering of $34,532,000. All proceeds used or invested were direct or indirect payments to others or payments to directors and officers in the ordinary course of business. This use of proceeds does not represent a material change in the use of proceeds described in our prospectus filed as a part of the registration statement for our initial public offering.


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

         (b)  Reports on Form 8-K

              We filed a report on Form 8-K on January 28, 2000 under Item 5 describing our plans to complete a private placement of our common stock to new and current shareholders in order to raise net proceeds of up to approximately $65 million.

              We filed a report on Form 8-K on February 4, 2000 under Item 5 announcing the closing of a private placement of 1,750,000 shares of common stock to new and current shareholders at a price per share of $40.50.

              We filed a report on Form 8-K on April 3, 2000 under Item 5 describing certain changes in management. On April 3, 2000, Dr. M. Nixon Ellis was appointed Executive Vice President and Chief Business Officer, and Mr. Robert Bonczek was appointed Chief Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 Trimeris, Inc.
                                            ----------------------
                                                  (Registrant)



May 12, 2000                          By:  /s/  DANI P. BOLOGNESI
------------                               ----------------------
                                            Dani P. Bolognesi
                                            Chief Executive Officer,
                                            and Chief Scientific Officer


May 12, 2000                                /s/  ROBERT R. BONCZEK
------------                                ----------------------
                                            Robert R. Bonczek
                                            Chief Financial Officer (Principal
                                            Financial Officer)

May 12, 2000                                /s/  TIMOTHY J. CREECH
------------                                ----------------------
                                            Timothy J. Creech
                                            Director of Finance
                                            and Secretary (Principal Accounting
                                            Officer)

                                  EXHIBIT INDEX



Number                                   Description
------                                   -----------

10.1 Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000

11.1                                     Computations of Basic Loss Per Share

27.1                                     Financial Data Schedule