Form 10-Q
period 2000-06-30
TRIMERIS INC
filed 2000-08-14
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

      ---------------------------------------------------------------------

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




 The number of shares outstanding of the registrant's common stock as of August 11, 2000 was 15,750,527.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                     For the Six Months Ended June 30, 2000

                                      INDEX


PART 1.        FINANCIAL INFORMATION                                                         Page

Item 1.        Financial Statements

               Balance Sheets as of  June 30, 2000 (unaudited) and
               December 31, 1999                                                                1

               Statements of Operations (unaudited) for the Three and Six Months
               Ended June 30, 2000 and 1999 and Period From
               Inception (January 7, 1993) Through June 30, 2000                                2

               Statements of Cash Flows (unaudited) for the Six Months Ended
               June 30, 2000 and 1999 and Period From
               Inception (January 7, 1993) Through June 30, 2000                                3

               Notes to Financial Statements (unaudited)                                        4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        6

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      13

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                                               14

Item 2.        Changes in Securities and Use of Proceeds                                       14

Item 3.        Defaults Upon Senior Securities                                                 14

Item 4.        Submission of Matters to a Vote of Security Holders                             14

Item 5.        Other Information                                                               14

Item 6.        Exhibits and Reports on Form 8-K                                                14

Signature Page                                                                                 15

Exhibit Index                                                                                  16

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)

                                                                        December 31,        June 30,
                                                                            1999             2000
                                                                            ----             ----
                                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                            $    37,023       $   52,452
   Short-term investments                                                    10,775           45,226
   Accounts receivable - Roche                                                  144            5,015
   Accounts receivable                                                           24               13
   Prepaid expenses                                                             268              301
                                                                        -----------       ----------
     Total current assets                                                    48,234          103,007

Property, furniture and equipment, net                                        2,585            3,368
                                                                        -----------       ----------
Other assets:
   Patent costs, net                                                            643              805
   Equipment deposits                                                           188              228
                                                                        -----------       ----------
     Total other assets                                                         831            1,033
                                                                        -----------       ----------
     Total assets                                                       $    51,650       $  107,408
                                                                        ===========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $     6,159       $    7,080
   Current installments of capital lease obligations                            717              944
   Accrued compensation                                                       1,028            1,139
   Accrued expenses                                                           3,474            3,607
                                                                        -------------     ----------
     Total current liabilities                                               11,378           12,770
Obligations under capital leases, excluding current installments              1,206            1,409
Deferred revenue                                                                729              239
                                                                        -----------       ----------
     Total liabilities                                                       13,313           14,418
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31,
     1999 and June 30, 2000 (unaudited)                                          --               --
   Common Stock at $.001 par value per share, 30,000
     and 60,000 shares authorized, 13,765 and 15,699 shares
     issued and outstanding at December 31, 1999 and
     June 30, 2000 (unaudited), respectively                                     14               16
   Additional paid-in capital                                               105,580          173,567
   Deficit accumulated during the development stage                         (62,990)         (77,156)
   Deferred compensation                                                     (4,162)          (3,412)
   Notes receivable from stockholders                                          (105)             (25)
                                                                        ------------      -----------
     Net stockholders' equity                                                38,337           92,990
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $     51,650      $  107,408
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                                            Cumulative
                                            Three Months                    Six Months                    From Inception
                                          Ended June 30,                   Ended June 30,                 (January 3, 1993)
                                      ---------------------               --------------                    To June 30,
                                      1999           2000                 1999       2000                      2000
                                      ----           ----                 ----       ----                      ----

Revenue                             $      -       $       -           $      81   $       -              $    11,034
                                    --------       ---------           ---------   ---------              -----------

Operating expenses:
   Research and development            5,075           8,206               9,039      13,111                   71,154
   General and administrative          1,469           1,989               3,142       3,821                   22,801
                                    --------       ---------           ---------   ---------              -----------
     Total operating
       expenses                        6,544          10,195              12,181      16,932                   93,955
                                    --------       ---------           ---------   ---------              -----------

Operating loss                        (6,544)        (10,195)            (12,100)    (16,932)                 (82,921)
                                    ---------      ----------         ----------  ----------              -----------
Other income (expense):
   Interest income                       257           1,611                 488       2,877                    7,067
   Interest expense                      (43)            (57)                (85)       (111)                  (1,302)
                                    ---------      ----------         ----------  ----------              -----------
                                         214           1,554                 403       2,766                    5,765
                                    --------       ---------           ---------   ---------              -----------

   Net loss                         $ (6,330)      $  (8,641)          $ (11,697)  $ (14,166)             $   (77,156)
                                    =========      ==========         ==========   ==========             ===========

Basic net loss per share            $  (0.54)    $    (0.55)           $   (1.05)  $   (0.92)
                                    =========    ===========          ==========   ==========
Weighted average
   shares used in per share
   computations                       11,621          15,752              11,170      15,399
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             Cumulative
                                                                Six Months Ended           From Inception
                                                                    June 30,              (January 3, 1993)
                                                             ---------------------           To June 30,
                                                             1999             2000              2000
                                                             ----             ----              ----

Cash flows from operating activities:
   Net loss                                               $(11,697)        $(14,166)         $(77,156)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                              413              599             4,183
     Other amortization                                         10                -                83
     Amortization of deferred compensation                     366              750             3,620
     401(K) plan stock match                                     -                -               528
     Provision for equipment held for resale                     -                -                61
     Stock issued for consulting services                        -                -                 5
     Stock issued to repay interest on notes to
       stockholders                                              -                -               195
     Debt issued for research and development                    -                -               194
     Loss on disposal of property and equipment                  -                -                16
   Changes in operating assets and liabilities:
       Accounts receivable and loans to employees               42               11               (13)
       Accounts receivable - Roche                               -           (4,871)           (5,015)
       Prepaid expenses                                        (23)             (33)             (301)
       Other assets                                            (32)             (40)             (228)
       Accounts payable                                        228              921             7,080
       Accrued compensation                                    482              111             1,139
       Accrued expenses                                        692              133             3,517
       Deferred revenue                                          -             (490)              239
                                                           -------        ---------          --------
         Net cash used by operating activities              (9,519)         (17,075)          (61,853)
                                                           -------        ---------          --------
Cash flows from investing activities:
   Purchases of short-term investments                     (9,753)          (34,451)          (45,226)
   Purchases of property and equipment                         (855)           (578)           (2,082)
   Equipment held for resale                                    -                 -               (61)
   Organization costs                                           -                 -                (8)
   Patent costs                                               (66)             (162)             (826)
                                                          --------         ---------         ---------
         Net cash used by investing activities            (10,674)          (35,191)          (48,203)
                                                          --------         ---------         ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                      -                 -             6,150
   Lease costs                                                  -                 -               (13)
   Principal payments under capital lease obligations        (267)             (374)           (3,132)
   Proceeds from issuance of Preferred Stock                    -                 -            23,896
   Proceeds from issuance of Common Stock                 31,357           66,570              132,490
   Proceeds from exercise of stock options                    827             1,227             2,403
   Proceeds from employee stock purchase plan exercise         73               192               667
   Repayment of notes receivable from stockholders            108                80               243
   Stock issuance costs                                         -                 -              (196)
                                                          -------          --------          ---------
         Net cash provided  by financing activities        32,098            67,695           162,508
                                                          -------          --------          --------
Net increase in cash and cash equivalents                  11,905            15,429            52,452
Cash and cash equivalents, beginning of period             16,920            37,023                 -
                                                          -------          --------          --------
Cash and cash equivalents, end of period                  $28,825           $52,452          $ 52,452
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

2. BASIC NET INCOME (LOSS) PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants would have an antidilutive effect.

3. STATEMENTS OF CASH FLOWS

   Interest of approximately $85,000 and $111,000 was paid during the six months ended June 30, 1999 and 2000, respectively. Capital leases of $0 and $804,000 were incurred for the six months ended June 30, 1999 and 2000, respectively for the purchase of new furniture and equipment.

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

5.   ROCHE COLLABORATION

   In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for the two fusion inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made an initial cash payment to the Company of $10 million and will provide up to an additional $78 million in cash and funding upon achievement of developmental, regulatory and commercial milestones.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of our 1999 Form 10-K filed with the Securities and Exchange Commission on March 29, 2000. These factors include, but are not limited to: that we are an early stage company with an uncertain future; that we have never made money and expect our losses to continue; that we will need to raise additional funds in the near future; that our quarterly operating results are subject to fluctuations and you should not rely on them as an indication of our future results; that we are heavily dependent on our lead product candidate, T-20; that our success in commercializing T-20 and T-1249 is dependent on our relationship with Roche; that we face many uncertainties relating to our human clinical trial results and clinical trial strategy; that HIV may develop resistance to our drug candidates; that we have no experience manufacturing pharmaceutical products; that we face risks associated with manufacturing T-20 and T-1249; that our business is based on novel technology and is highly risky and uncertain; that we are dependent on third-party contract research organizations; that we have no sales, marketing or distribution capabilities; that our stock price is highly volatile; that we depend on collaborations and licenses with others; that there is uncertainty relating to third-party reimbursement and health care reform measures which could limit the amount we will be able to charge for our products; that there is uncertainty regarding patents and proprietary rights; that we are subject to extensive government regulation; that our products may not receive regulatory approval; that we face intense competition; that we use hazardous materials; that we are exposed to product liability risks; that we depend upon certain key personnel and face risks relating to our ability to attract and retain key personnel; that future sales of common stock by our existing stockholders could adversely affect our stock price; that we have implemented certain anti-takeover provisions; and that our actual results could differ materially from those anticipated in our forward-looking statements. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

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

     We have lost money since inception and, as of June 30, 2000, had an accumulated deficit of approximately $77.2 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.


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

     As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or our collaborative partner's ability to successfully develop and obtain regulatory approval for T-20 or T-1249 and other product candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUE. There was no revenue for the three months ended June 30, 1999 and 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $5.1 million and $8.2 million for the three months ended June 30, 1999 and 2000, respectively. Gross research and development expenses increased during the three months ended June 30, 2000 because we:

o        continued four Phase II clinical trials for T-20,

o        continued a Phase I clinical trial for T-1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o        increased the number of our personnel to support these activities.

Net research and development expenses include gross research and development expenses less reimbursements from Roche. Roche paid 50% of the development costs incurred during the three months ended June 30, 2000 for T-20 and T-1249 as required by our collaboration agreement.

Total research personnel were 47 and 57 at June 30, 1999 and 2000, respectively. We expect research and development expenses, net of reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o        continued preclinical research and testing of product candidates,

o        expanded clinical trials for T-20, T-1249 and other product candidates,

o        the manufacture of drug material for these trials, and

o        increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $1.5 million and $2.0 million for the three months ended June 30, 1999 and 2000, respectively. Total expenses increased during the three months ended June 30, 2000 because in 2000 we:

o continued several market research studies which are shared equally with Roche,

o expensed deferred compensation relating to stock options granted to consultants during 1999,

o        added personnel to support our growth, and

o        incurred professional fees to support our growth.

We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income (expense) was $214,000 and $1.6 million for the three months ended June 30, 1999 and 2000, respectively. The increase was due to increased interest income because of higher cash and investment balances during the three months ended June 30, 2000 relating to net proceeds from our stock offerings that closed in June 1999 and February 2000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUE. Total revenue decreased from $81,000 for the six months ended June 30, 1999 to $0 for the six months ended June 30, 2000. Total revenue for the six months ended June 30, 1999 was entirely derived from SBIR grants which were completed as of June 30, 2000. We currently do not expect to receive additional future revenue from SBIR grants.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $9.0 million and $13.1 million for the six months ended June 30, 1999 and 2000, respectively. Gross research and development expenses increased during the six months ended June 30, 2000 because we:

o        continued three Phase II clinical trials for T-20,

o        initiated a fourth Phase II clinical trial for T-20,

o        continued a Phase I clinical trial for T-1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o        increased the number of our personnel to support these activities.

Net research and development expenses include gross research and development expenses less reimbursements from Roche. Roche paid 50% of the development costs incurred during the six months ended June 30, 2000 for T-20 and T-1249 as required by our collaboration agreement.

Total research personnel were 47 and 57 at June 30, 1999 and 2000, respectively. We expect research and development expenses, net of the reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o        continued preclinical research and testing of product candidates,

o        expanded clinical trials for T-20, T-1249 and other product candidates,

o        the manufacture of drug material for these trials, and

o        increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $3.1 million and $3.8 million for the six months ended June 30, 1999 and 2000, respectively. During 1999, we made a non-recurring accrual of severance costs for our former chief executive officer. Total expenses increased during the six months ended June 30, 2000 because we:

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


OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income (expense) was $403,000 and $2.8 million for the six months ended June 30, 1999 and 2000, respectively. The increase was due to increased interest income because of higher cash and investment balances during the six months ended June 30, 2000 relating to net proceeds from our stock offerings closed in June 1999 and February 2000.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, and a private placement of common stock in February 2000. Net cash used by operating activities was $9.5 million and $17.1 million for the six months ended June 30, 1999 and 2000, respectively. The cash used by operating activities was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and increased for the six months ended June 30, 2000 because of increased research and development activities. Cash used by investing activities was $10.7 million and $35.2 million for the six months ended June 30, 1999 and 2000, respectively. The increase for the six months ended June 30, 2000 was due to the purchase of short-term investments as a result of proceeds from our private placement of common stock in February 2000.

     As of June 30, 2000, we had $97.7 million in cash and cash equivalents and short-term investments, compared to $47.8 million as of December 31, 1999. The increase is primarily a result of the closing of a private placement of common stock in February 2000, which resulted in net proceeds of approximately $66.6 million, less cash used by operating activities.

     In July 2000, we entered into a derivative transaction with a financial institution that generated $2.8 million in option premiums to us. Under this transaction, we may elect to settle by issuing up to 300,000 shares of our common stock to the financial institution at prescribed prices which are significantly higher than our current price per share or making a cash payment to the financial institution. We expect to settle this transactiom by issuing shares. At the same time, we entered into another derivative transaction with the same financial institution on shares of our common stock, at no net cash premium to us. Under this transaction, we may elect to settle by issuing up to 125,000 shares of our common stock to the financial institution at prescribed prices which are significantly higher than our current price per share or receiving a cash payment from the financial institution. All of these derivative transactions expire or mature in July 2001. The financial institution has advised us that it has engaged and may continue to engage in transactions, including the buying and selling shares of our common stock, to offset its risks related to these transactions, which may or may not affect the market price of our stock.

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


     As of June 30, 2000, we had commitments of approximately $23.0 million to purchase product candidate materials and fund various clinical studies over the next twenty-three months. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249 for the United States and Canada. We also expect to have capital expenditures of approximately $1.7 million during the remainder of 2000. Our share of these expenditures may be financed with capital or operating leases, debt or working capital. We expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through 2000. We believe that substantial additional funds will be required after 2000.

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

     Our future capital requirements and the adequacy of available funds will depend on many factors, including the availability of funds from Roche under our collaboration agreement, the results of clinical trials relating to T-20 and T-1249, the progress and scope of our product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of our product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the FDA, administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions, and other factors, many of which are outside of our control.

Factors That May Affect Future Results and Financial Condition

Clinical Development

    The following discussion highlights certain aspects of our on-going and planned clinical development programs. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

    T-20

    We are developing T-20, our first drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-20 is currently in Phase II clinical trials.

         Ongoing T-20 Clinical Trials

         Phase II -- T20-205. T20-205 is a Phase II trial initiated in March 1999 in which T-20 was given in combination with oral anti-HIV drugs to 71 treatment experienced HIV-1 infected adults who had received T-20 during earlier trials. Fifty mg of T-20 was given twice daily via subcutaneous injection. Combinations of the oral anti-HIV drugs were individualized to each patient and were chosen based on genotypic analysis evaluating patients' resistance to anti-HIV medications. In January 2000, we extended T20-205 beyond the initial 48 week duration because patients in the trial appeared to continue receiving clinical benefit. Patients will continue to receive T-20 therapy at their election, as long as they show clinical benefit. In July 2000, we reported data from this trial. At 48 weeks, 23 of 41 patients exhibited reductions in the amount of HIV in their blood that were 10-fold lower than baseline and/or were reduced below the lower limit of the Roche AMPLICOR HIV-1 MONITORTM assay. This translates to a response rate of 56% of patients completing 48 weeks of treatment or 33% of the entire population who entered the study.

         Phase II -- T20-204. In November 1999, in collaboration with the Division of AIDS of the National Institute for Allergy and Infectious Diseases, or NIAID, we initiated a clinical trial to evaluate the safety and pharmacokinetics of T-20 in children living with HIV infection. The trial is managed by the Pediatric AIDS Clinical Trial Group, or PACTG, and has been designated as a fast-track study within the PACTG system.

         The study is designed to investigate the safety, tolerability and pharmacokinetics of T-20 in pediatric patients. The trial is conducted in two parts and has enrolled twelve pediatric patients ages 3 to 12. Enrollment for the first part is complete. The first part examines safety parameters to establish a well-tolerated pediatric dose that provides target concentrations of T-20 in the blood. The second part evaluates the safety and tolerability of T-20 in combination with other anti-HIV drugs over a 24-week period. In this study, T-20 is administered via subcutaneous injections twice daily in conjunction with other oral anti-HIV drugs.

         Phase II -- T20-206. In June 1999, we initiated T20-206, a Phase II clinical trial to assess the antiviral activity and long-term safety of T-20 when used in combination with other anti-HIV drugs. T20-206 evaluates four groups of patients over a one-year period with planned interim analyses. Three different doses of T-20 are combined with a background regimen of amprenavir, efavirenz, ritonavir and abacavir. The control group receives the background regimen without T-20. T20-206 enrolled approximately 68 HIV-infected individuals at several sites in the United States. At entry in the trial, all enrolled patients had prior exposure to nucleoside reverse transcriptase inhibitors and protease inhibitors, but no prior exposure to non-nucleoside reverse transcriptase inhibitors. The trial is fully enrolled and data from an interim analysis of this trial is expected during 2000.

         Phase II - T20-208. In March 2000, we initiated T20-208, a Phase II clinical trial for T-20 that will evaluate alternative formulations of T-20, which could lead to a simpler dosing regimen. The trial is designed to enroll approximately 60 patients in the United States, and will evaluate two formulations of T-20 compared to the formulation presently used in our other ongoing clinical trials. All three formulations are given as twice daily subcutaneous injections in combination with oral anti-HIV agents selected for each patient on an individualized basis.

         Future T-20 Clinical Trials

         We expect to begin pivotal trials with T-20 during 2000.

         Pivotal Trials. Based on the results of the Phase II trials, we intend to begin pivotal trials during 2000 in a larger population of HIV-infected patients who are either resistant to, or intolerant of, currently-approved anti-HIV drugs. Historically, pivotal trials of this type involving anti-HIV drugs have included approximately 300 to 400 patients and have taken approximately 18 months to complete.

         The most common adverse events observed with T-20 to date have been mild to moderate in severity. The most frequent adverse events include injection site reaction, headache, nausea, fever, increased energy levels, asthenia, diarrhea, and dizziness, although a causal relationship to T-20 cannot be established for some of these events.

         During the second quarter of 2000, in accordance with the terms of our collaboration agreement with Roche, the investigational new drug application, or IND, for T-20 was transferred to Roche.

    T-1249

    We are also developing T-1249, our second drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-1249 is currently in a Phase I clinical trial.

         Phase I - T1249-101

         In June 1999, we initiated T1249-101, a Phase I clinical trial designed to assess the safety and pharmacokinetics of T-1249. Four different daily doses of T-1249 were administered as monotherapy for 14 days to HIV-infected adults by once or twice daily subcutaneous injection. T1249-101 enrolled approximately 72 HIV-infected individuals at several sites in the United States. At entry, these patients had received no other anti-HIV drugs for at least two weeks prior to entering the study. This trial is fully enrolled and ongoing.

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

     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at June 30, 2000. All of our investments mature in eighteen months or less.

                                                Carrying               Average
                                                 Amount               Interest
                                               (thousands)              Rate

Cash equivalents - fixed rate                 $   52,863                 6.64 %
Short-term investments - fixed rate               44,206                 6.90 %
Overnight cash investments - fixed rate            1,611                 6.61 %
                                           -------------              ---------
Total investment securities                   $   98,680                  6.76%
                                              ==========              =========

     In July 2000, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were voted upon at the Company's Annual Stockholders' Meeting held on June 22, 2000:

                                                      FOR                  AGAINST       WITHHELD

         Election of the following Directors:
           Dani P. Bolognesi, Ph.D.                 10,721,549                   N/A          142,148
           J. Richard Crout, M.D.                   10,720,949                   N/A          142,748

         Appointment of KPMG
           LLP as independent accountants for
           the year ended December 31, 2000         10,852,808                 6,200            4,689

         Amendment to the Company's Amended
           and Restated Stock Incentive Plan         9,491,529             1,367,184            4,984

         Amendment to the Company's Third
           Amended and Restated Certificate
           of Incorporation                         10,633,959               224,381            5,357

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

                                                        Trimeris, Inc.
                                                    --------------------
                                                        (Registrant)


August 14, 2000                           By:  /s/  DANI P. BOLOGNESI
                                          ---------------------------
                                          Dani P. Bolognesi
                                          Chief Executive Officer,
                                          and Chief Scientific Officer

August 14, 2000                           /s/  ROBERT R. BONCZEK
                                          ----------------------
                                          Robert R. Bonczek
                                          Chief Financial Officer (Principal
                                          Financial Officer) and General Counsel

August 14, 2000                           /s/  TIMOTHY J. CREECH
                                          ----------------------
                                          Timothy J. Creech
                                          Director of Finance
                                          and Secretary (Principal
                                          Accounting Officer)

                                  EXHIBIT INDEX





Number                Description
------                ------------

3.1                   Fourth Amended and Restated Certificate of Incorporation

10.1                  Form of Equity Option Confirmation for Capped Call Option
                      Transaction

10.2                  Form of Equity Option Confirmation for Call Option
                      Transaction

27.1                  Financial Data Schedule