Form 10-Q
period 2000-09-30
TRIMERIS INC
filed 2000-11-13
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No


       The number of shares outstanding of the registrant's common stock as of November 9, 2000 was 15,814,344.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                  For the Nine Months Ended September 30, 2000

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                         Page
                                                                                             ----
Item 1.        Financial Statements

               Balance Sheets as of  September 30, 2000 (unaudited) and
               December 31, 1999                                                                1

               Statements of Operations (unaudited) for the Three and Nine Months
               Ended September 30, 2000 and 1999 and Period From
               Inception (January 7, 1993) Through September 30, 2000                           2

               Statements of Cash Flows (unaudited) for the Nine Months Ended
               September 30, 2000 and 1999 and Period From
               Inception (January 7, 1993) Through September 30, 2000                           3

               Notes to Financial Statements (unaudited)                                        4

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        6

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      14

PART 2.        OTHER INFORMATION

Item 1.        Legal Proceedings                                                               15

Item 2.        Changes in Securities and Use of Proceeds                                       15

Item 3.        Defaults Upon Senior Securities                                                 15

Item 4.        Submission of Matters to a Vote of Security Holders                             15

Item 5.        Other Information                                                               15

Item 6.        Exhibits and Reports on Form 8-K                                                15

Signature Page                                                                                 16

Exhibit Index                                                                                  17

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)



                                                                        December 31,      September 30,
                                                                            1999              2000
                                                                        -----------       ----------
                                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                            $    37,023        $  59,611
   Short-term investments                                                    10,775           35,416
   Accounts receivable - Roche                                                  144                -
   Accounts receivable - other                                                   24                8
   Prepaid expenses                                                             268              235
                                                                        -----------       ----------
     Total current assets                                                    48,234           95,270

Property, furniture and equipment, net                                        2,585            3,720
                                                                        -----------       ----------
Other assets:
   Patent costs, net                                                            643              900
   Equipment deposits                                                           188              236
                                                                        -----------       ----------
     Total other assets                                                         831            1,136
                                                                        -----------       ----------
     Total assets                                                       $    51,650       $  100,126
                                                                        ===========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $     6,159       $    2,084
   Accounts payable - Roche                                                       -            1,314
   Current installments of capital lease obligations                            717            1,016
   Accrued compensation                                                       1,028            1,651
   Accrued expenses                                                           3,474            3,019
                                                                        -------------     ----------
     Total current liabilities                                               11,378            9,084
Obligations under capital leases, excluding current installments              1,206            1,411
Deferred revenue                                                                729               72
                                                                        -----------       ----------
     Total liabilities                                                       13,313           10,567
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31,
     1999 and September 30, 2000 (unaudited)                                      -                -
   Common Stock at $.001 par value per share, 30,000
     and 60,000 shares authorized, 13,765 and 15,781 shares
     issued and outstanding at December 31, 1999 and
     September 30, 2000 (unaudited), respectively                                14               16
   Additional paid-in capital                                               105,580          177,075
   Deficit accumulated during the development stage                         (62,990)         (84,470)
   Deferred compensation                                                     (4,162)          (3,037)
   Notes receivable from stockholders                                          (105)             (25)
                                                                        ------------      -----------
     Total stockholders' equity                                              38,337           89,559
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $    51,650       $  100,126
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                             Cumulative
                                                                                           From Inception
                                           Three Months                Nine Months        (January 3, 1993)
                                        Ended September 30,       Ended September 30,      To September 30,
                                      ------------------------    -------------------
                                      1999           2000           1999       2000             2000
                                      ----           ----           ----       ----             ----
Revenue                             $ 10,000       $       -    $  10,081   $       -        $    11,034
                                    --------       ---------    ---------   ---------        -----------

Operating expenses:
   Research and development            4,477           6,838       13,516      19,949             77,992
   General and administrative          1,741           2,124        4,883       5,945             24,925
                                    --------       ---------    ---------   ---------        -----------

     Total operating
       expenses                        6,218           8,962       18,399      25,894            102,917
                                    --------       ---------    ---------   ---------        -----------

Operating income (loss)                3,782          (8,962)      (8,318)    (25,894)           (91,883)
                                    --------       ----------   ----------  ----------       ------------

Other income (expense):
   Interest income                       633           1,702        1,121       4,579              8,769
   Interest expense                      (28)            (54)        (113)       (165)            (1,356)
                                    ---------      ----------   ----------  ----------       ------------
                                         605           1,648        1,008       4,414              7,413
                                    --------       ---------    ---------   ---------        -----------

   Net income (loss)                $  4,387       $  (7,314)   $  (7,310)  $ (21,480)       $   (84,470)
                                    ========       ==========   ==========  ==========       ============

Basic net income (loss) per share   $   0.32       $   (0.46)   $   (0.61)  $   (1.39)
                                    ========       ==========   ==========  ==========

Basic weighted average
   shares used in per share
   computations                       13,778          15,753       12,067      15,456
                                    ========       =========    =========   =========

Diluted net income (loss)
    per share                       $   0.30       $   (0.46)   $   (0.61)  $   (1.39)
                                    ========       ==========   ==========  ==========

Diluted weighted average
   shares used in per share
   computations                       14,570          15,753       12,067      15,456
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Cumulative
                                                                                         From Inception
                                                                Nine Months Ended       (January 3, 1993)
                                                                    September 30,         To September 30,
                                                             ---------------------
                                                             1999             2000              2000
                                                             ----             ----              ----
Cash flows from operating activities:
   Net loss                                               $(7,310)         $(21,480)         $(84,470)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                             689               940             4,524
     Other amortization                                        10                10                93
     Amortization of deferred compensation                    757             1,125             3,995
     401(K) plan stock match                                    -                 -               528
     Provision for equipment held for resale                    -                 -                61
     Stock issued for consulting services                       -                 -                 5
     Stock issued to repay interest on notes to stockholders    -                 -               195
     Debt issued for research and development                   -                 -               194
     Loss on disposal of property and equipment                 -                 -                16
   Changes in operating assets and liabilities:
       Accounts receivable and loans to employees              41                16                (8)
       Accounts receivable - Roche                         (2,278)              144                 -
       Prepaid expenses                                       102                33              (235)
       Other assets                                           (67)              (48)             (236)
       Accounts payable                                      (464)           (4,075)            2,084
       Accounts payable - Roche                                 -             1,314             1,314
       Accrued compensation                                   289               623             1,651
       Accrued expenses                                     2,171              (455)            2,929
       Deferred revenue                                         -              (657)               72
                                                          -------          ---------         --------
         Net cash used by operating activities             (6,060)          (22,510)          (67,288)
                                                          --------         ---------         ---------
Cash flows from investing activities:
   Purchases of short-term investments, net               (16,542)          (24,641)          (35,416)
   Purchases of property and equipment                       (442)             (952)           (2,456)
   Equipment held for resale                                    -                 -               (61)
   Organization costs                                           -                 -                (8)
   Patent costs                                              (140)             (267)             (931)
                                                          --------         ---------         ---------
         Net cash used by investing activities            (17,124)          (25,860)          (38,872)
                                                          --------         ---------         ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                      -                 -             6,150
   Lease costs                                                  -                 -               (13)
   Principal payments under capital lease obligations        (360)             (619)           (3,377)
   Proceeds from issuance of Preferred Stock                    -                 -            23,896
   Proceeds from issuance of Common Stock                       -                 -                31
   Proceeds from public offerings, net                     31,357            66,570           132,459
   Proceeds from sale of options                                -             2,796             2,796
   Proceeds from exercise of stock options                    983             1,939             3,115
   Proceeds from employee stock purchase plan exercise         73               192               667
   Repayment of notes receivable from stockholders            110                80               243
   Stock issuance costs                                         -                 -              (196)
                                                          -------          --------          ---------
         Net cash provided by financing activities         32,163            70,958           165,771
                                                          -------          --------          --------
Net increase in cash and cash equivalents                   8,979            22,588            59,611
Cash and cash equivalents, beginning of period             16,920            37,023                 -
                                                          -------          --------          --------
Cash and cash equivalents, end of period                  $25,899           $59,611          $ 59,611
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

2. BASIC NET INCOME (LOSS) PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net income (loss) per common share is the same as basic net income (loss) per common share for all periods other than the three months ended September 30, 1999, as common equivalent shares from stock options and stock warrants would have an antidilutive effect. At September 30, 2000 there were 1,719,000 stock options and 362,000 warrants outstanding.

3. STATEMENTS OF CASH FLOWS

   Interest of approximately $113,000 and $165,000 was paid during the nine months ended September 30, 1999 and 2000, respectively. Capital leases of $666,000 and $1,123,000 were incurred for the nine months ended September 30, 1999 and 2000, respectively for the purchase of new furniture and equipment.

4. STOCKHOLDERS' EQUITY

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

   In February 2000, the Company closed a private placement of 1.75 million shares of common stock at $40.50 per share. The net proceeds of the offering were approximately $66.6 million after deducting applicable issuance costs and expenses of $4.2 million.

   In July 2000, the Company entered into a derivative transaction with a financial institution that may be settled by selling up to 300,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company's stock at the inception of the transaction. The Company received $2.8 million in proceeds that were accounted for as an increase to additional paid-in capital in accordance with generally accepted accounting principles at the time of the transaction. Concurrently, the Company entered into a second derivative transaction with the same financial institution on shares of its common stock at no net premium to either party. Under this transaction, the Company may elect to settle by issuing up to 125,000 shares of its common stock to the financial institution at prescribed prices significantly higher than the market price of the Company's stock at the date of the transaction and receive a net cash payment from the financial institution. Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intends to settle the contracts by issuing shares. All of these derivative transactions expire or mature in July 2001.

   In September 2000, the Emerging Issues Task Force ("EITF") reached tentative conclusions regarding issues raised in EITF Issue No. 00-19, "Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", which addresses the accounting for these types of transactions. The EITF's tentative conclusions would require that the proceeds received in the transaction described above be recorded as a liability rather than paid-in capital. However, if the EITF reaches a final consensus that is the same as its tentative conclusions, such consensus would be applied to new contracts entered into after the date the consensus is reached. For contracts existing on that date, the consensus would be applied on June 30, 2001. Prior periods would not be restated.

5.   ROCHE COLLABORATION

   In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made an initial cash payment to the Company of $10 million and will provide up to an additional $78 million in cash and funding upon achievement of developmental, regulatory and commercial milestones.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of our 1999 Form 10-K filed with the Securities and Exchange Commission on March 29, 2000. These factors include, but are not limited to: that we are an early stage company with an uncertain future; that we have never made money and expect our losses to continue; that we will need to raise additional funds in the near future; that our quarterly operating results are subject to fluctuations and you should not rely on them as an indication of our future results; that we are heavily dependent on our lead product candidate, T-20; that our success in commercializing T-20 and T-1249 is dependent on our relationship with Roche; that we face many uncertainties relating to our human clinical trial results and clinical trial strategy; that HIV may develop resistance to our drug candidates; that we have no experience manufacturing pharmaceutical products; that we face risks associated with manufacturing T-20 and T-1249; that our business is based on novel technology and is highly risky and uncertain; that we are dependent on third-party contract research organizations; that we have no sales, marketing or distribution capabilities; that our stock price is highly volatile; that we depend on collaborations and licenses with others; that there is uncertainty relating to third-party reimbursement and health care reform measures which could limit the amount we will be able to charge for our products; that there is uncertainty regarding patents and proprietary rights; that we are subject to extensive government regulation; that our products may not receive regulatory approval; that we face intense competition; that we use hazardous materials; that we are exposed to product liability risks; that we depend upon certain key personnel and face risks relating to our ability to attract and retain key personnel; that future sales of common stock by our existing stockholders could adversely affect our stock price; that we have implemented certain anti-takeover provisions; and that our actual results could differ materially from those anticipated in our forward-looking statements. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this Form 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

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

     We have lost money since inception and, as of September 30, 2000, had an accumulated deficit of approximately $84.5 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUE. Total revenue was $10 million and $0 for the three months ended September 30, 1999 and 2000, respectively. Total revenue for the three months ended September 30, 1999 consisted entirely of the non-refundable payment from Roche for the initiation of our collaboration for the development of T-20 and T-1249.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $4.5 million and $6.8 million for the three months ended September 30, 1999 and 2000, respectively. Gross research and development expenses increased during the three months ended September 30, 2000 because we:

o        continued four Phase II clinical trials for T-20,

o        prepared for the commencement of pivotal trials for T-20,

o        continued a Phase I clinical trial for T-1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o        increased the number of our personnel to support these activities.

Net research and development expenses include gross research and development expenses less reimbursements from Roche. Roche paid 50% of the development costs incurred since July 1, 1999 for T-20 and T-1249 as required by our collaboration agreement.

Total research personnel were 54 and 60 at September 30, 1999 and 2000, respectively. We expect research and development expenses, net of reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o        continued preclinical research and testing of product candidates,

o expanded clinical trials for T-20, including initiation of pivotal trials,

o        expanded clinical trials for T-1249 and other product candidates,

o        the manufacture of drug material for these trials, and

o        increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $1.7 million and $2.1 million for the three months ended September 30, 1999 and 2000, respectively. During the three months ended September 30, 1999, we made a non-recurring accrual of severance costs for our former president. Total expenses increased during the three months ended September 30, 2000 because in 2000 we:

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

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income (expense) was $605,000 and $1.6 million for the three months ended September 30, 1999 and 2000, respectively. The increase was due to increased interest income because of higher cash and investment balances during the three months ended September 30, 2000 relating to net proceeds from our stock offering that closed in February 2000.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUE. Total revenue decreased from $10.1 million for the nine months ended September 30, 1999 to $0 for the nine months ended September 30, 2000. Total revenue for the nine months ended September 30, 1999 was derived from SBIR grants which were completed as of June 30, 2000 and the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T-20 and T-1249.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $13.5 million and $19.9 million for the nine months ended September 30, 1999 and 2000, respectively. Gross research and development expenses increased during the nine months ended September 30, 2000 because we:

o        continued three Phase II clinical trials for T-20,

o        initiated a fourth Phase II clinical trial for T-20,

o        prepared for the commencement of pivotal trials for T-20,

o        continued a Phase I clinical trial for T-1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o        increased the number of our personnel to support these activities.

Net research and development expenses include gross research and development expenses less reimbursements from Roche. Roche paid 50% of the development costs incurred since July 1, 1999 for T-20 and T-1249 as required by our collaboration agreement.

Total research personnel were 54 and 60 at September 30, 1999 and 2000, respectively. We expect research and development expenses, net of the reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o        continued preclinical research and testing of product candidates,

o expanded clinical trials for T-20, including initiation of pivotal trials,

o        expanded clinical trials for T-1249 and other product candidates,

o        the manufacture of drug material for these trials, and

o        increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $4.9 million and $5.9 million for the nine months ended September 30, 1999 and 2000, respectively. During 1999, we made a non-recurring accrual of severance costs for our former chief executive officer and our former president. Total expenses increased during the nine months ended September 30, 2000 because we:

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

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income (expense) was $1.0 million and $4.4 million for the nine months ended September 30, 1999 and 2000, respectively. The increase was due to increased interest income because of higher cash and investment balances during the six months ended September 30, 2000 relating to net proceeds from our stock offerings closed in June 1999 and February 2000.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, and a private placement of common stock in February 2000. Net cash used by operating activities was $6.1 million and $22.5 million for the nine months ended September 30, 1999 and 2000, respectively. The cash used by operating activities was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and increased for the nine months ended September 30, 2000 because of increased research and development activities, and the non-recurring $10.0 million payment received from Roche in 1999. Cash used by investing activities was $17.1 million and $25.9 million for the nine months ended September 30, 1999 and 2000, respectively. The increase for the nine months ended September 30, 2000 was due to the purchase of short-term investments as a result of proceeds from our private placement of common stock in February 2000.

     As of September 30, 2000, we had $95.0 million in cash and cash equivalents and short-term investments, compared to $47.8 million as of December 31, 1999. The increase is primarily a result of the closing of a private placement of common stock in February 2000, which resulted in net proceeds of approximately $66.6 million, less cash used by operating activities.

   In July 2000, we entered into a derivative transaction with a financial institution that may be settled by selling up to 300,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received $2.8 million in proceeds that were accounted for as an increase to additional paid-in capital in accordance with generally accepted accounting principles at the time of the transaction. Concurrently, we entered into a second derivative transaction with the same financial institution on shares of our common stock at no net premium to either party. Under this transaction, we may elect to settle by issuing up to 125,000 shares of our common stock to the financial institution at prescribed prices significantly higher than the market price of our stock at the date of the transaction and receive a net cash payment from the financial institution. Alternatively, we have the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. We intend to settle the contracts by issuing shares. All of these derivative transactions expire or mature in July 2001. The financial institution has advised us that it has engaged and may continue to engage in transactions, including the buying and selling of shares of our common stock, to offset its risks related to these transactions, which may or may not affect the market price of our stock.

     We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to receive reimbursement for 50% of the development costs for T-20 and T-1249 from Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our product candidate and compound discovery and development efforts, including:

o expenditures for clinical trials of T-20, including initiation of pivotal trials,

o expenditures for clinical trials of T-1249 and other product candidates,

o research and development and preclinical testing of other product candidates,

o        manufacture of drug material, and

o        the development of our proprietary technology platform.

     As of September 30, 2000, we had commitments of approximately $20.0 million to purchase clinical drug materials and fund various clinical studies over the next twenty months. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249 for the United States and Canada. We also expect to have capital expenditures of approximately $750,000 during the remainder of 2000. Our share of these expenditures may be financed with capital or operating leases, debt or working capital. We expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through 2001. We believe that substantial additional funds will be required after 2001.

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

Effects of Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS 138") which addresses implementation issues related to SFAS No. 133. SFAS 133 and SFAS 138 establish standards for valuation and disclosure of derivative financial instruments and are effective for fiscal years beginning after June 15, 2000. We do not believe the adoption of this pronouncement will have a material impact on our financial position or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management is evaluating the impact of SAB 101 and will adopt this statement in the fourth quarter of 2000.

   In March 2000 the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" for certain issues regarding stock issued to employees and is effective July 1, 2000. We do not believe this pronouncement will have a material impact on our financial position or results of operations.

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

    T-20

    We are developing T-20, our first drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-20 is currently beginning Phase III clinical trials.

         Ongoing T-20 Clinical Trials

         Phase II -- T20-205. T20-205 is a Phase II trial initiated in January 1999 in which T-20 was given in combination with oral anti-HIV drugs to 71 treatment experienced HIV-1 infected adults who had received T-20 during earlier trials. Fifty mg of T-20 was given twice daily via subcutaneous injection. Combinations of the oral anti-HIV drugs were individualized to each patient and were chosen based on genotypic analysis evaluating patients' resistance to anti-HIV medications. In January 2000, we extended T20-205 beyond the initial 48 week duration because patients in the trial appeared to continue receiving clinical benefit. Patients will continue to receive T-20 therapy at their election, as long as they show clinical benefit. In July 2000, we reported data from this trial. At 48 weeks, 23 of 41 patients exhibited reductions in the amount of HIV in their blood that were 10-fold lower than baseline and/or were reduced below the lower limit of the Roche AMPLICOR HIV-1 MONITORTM assay. This translates to a response rate of 56% of patients completing 48 weeks of treatment or 33% of the entire population who entered the study.

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

         The study is designed to investigate the safety, tolerability and pharmacokinetics of T-20 in pediatric patients. The trial is conducted in two parts and has enrolled twelve pediatric patients ages 3 to 12. Enrollment for the first part is complete. The first part examines safety parameters to establish a well-tolerated pediatric dose that provides target concentrations of T-20 in the blood. The second part evaluates the safety and tolerability of T-20 in combination with other anti-HIV drugs over a 24-week period. In this study, T-20 is administered via subcutaneous injections twice daily in conjunction with other oral anti-HIV drugs. We expect to reports data from this trial during 2001.

         Phase II -- T20-206. In June 1999, we initiated T20-206, a Phase II clinical trial to assess the antiviral activity and long-term safety of T-20 when used in combination with other anti-HIV drugs. T20-206 evaluates four groups of patients over a one-year period with planned interim analyses. Three different doses of T-20 are combined with a background regimen of amprenavir, efavirenz, ritonavir and abacavir. The control group receives the background regimen without T-20. T20-206 enrolled approximately 68 HIV-infected individuals at several sites in the United States. At entry in the trial, all enrolled patients had prior exposure to nucleoside reverse transcriptase inhibitors and protease inhibitors, but no prior exposure to non-nucleoside reverse transcriptase inhibitors. The trial is fully enrolled and data from an interim analysis of this trial is expected during 2001.

         Phase II - T20-208. In March 2000, we initiated T20-208, a Phase II clinical trial for T-20 that will evaluate alternative formulations of T-20, which could lead to a simpler dosing regimen. The trial is designed to enroll up to approximately 60 patients in the United States, and will evaluate two formulations of T-20 compared to the formulation presently used in our other ongoing clinical trials. All three formulations are given as twice daily subcutaneous injections in combination with oral anti-HIV agents selected for each patient on an individualized basis. We expect to report data from this trial during 2001.

         Pivotal Trials. Based on the results of the Phase II trials, we are beginning pivotal trials in a larger population of HIV-infected patients who are either resistant to, or intolerant of, currently-approved anti-HIV drugs. These studies will form the basis of the regulatory submissions to health authorities around the world and will evaluate T-20 when used as part of combination therapy in both HIV-infected adults and children. The pivotal trials will provide access to T-20 for approximately 700 advanced, antiretroviral experienced adults living with HIV/AIDS in over 100 sites around the world. The primary efficacy comparison in the pivotal studies will be the change in the amount of virus in the blood among patients who do and do not receive T-20 when given as a twice daily subcutaneous injection over a 24-week period.

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

         Phase I - T1249-101

         In June 1999, we initiated T1249-101, a Phase I clinical trial designed to assess the safety and pharmacokinetics of T-1249. Four different daily doses of T-1249 were administered as monotherapy for 14 days to HIV-infected adults by once or twice daily subcutaneous injection. T1249-101 enrolled approximately 72 HIV-infected individuals at several sites in the United States. At entry, these patients had received no other anti-HIV drugs for at least two weeks prior to entering the study. The open cohorts in this trial are fully enrolled. We expect to report results from this trial during 2001.

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

     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at September 30, 2000. All of our investments mature in eighteen months or less.

                                            Carrying                 Average
                                             Amount                 Interest
                                           (thousands)                Rate

Cash equivalents - fixed rate              $   59,246                   6.74 %
Short-term investments - fixed rate            35,416                   6.93 %
Overnight cash investments - fixed rate           365                   6.21 %
                                           ----------               ----------
Total investment securities                $   95,027                   6.80 %
                                           ==========               ==========

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

              None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                                  Trimeris, Inc.
                                                                  --------------
                                                                   (Registrant)



November 13, 2000                   By:  /s/  DANI P. BOLOGNESI
-----------------                        ---------------------------
                                          Dani P. Bolognesi
                                          Chief Executive Officer,
                                          and Chief Scientific Officer


November 13, 2000                         /s/  ROBERT R. BONCZEK
-----------------                         --------------------------
                                          Robert R. Bonczek
                                          Chief Financial Officer (Principal
                                          Financial Officer) and General
                                          Counsel

November 13, 2000                         /s/  TIMOTHY J. CREECH
-----------------                         --------------------------
                                          Timothy J. Creech
                                          Director of Finance
                                          and Secretary (Principal
                                          Accounting Officer)

                                  EXHIBIT INDEX





Number                                   Description
------                                   -----------

27.1                                     Financial Data Schedule