Form 10-K405/A
period 1999-12-31
TRIMERIS INC
filed 2001-03-30
CIK 911326

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

Trimeris, Inc.

Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 1999.

         This Amendment No. 1 on Form 10-K/A is being filed in order to restate the Company's financial statements as of, and for the year ended, December 31, 1999, and for the cumulative period from inception (January 7, 1993) to December 31, 1999, as described below.

         Under the terms of the Company's agreement with F. Hoffman -La Roche Ltd., or Roche, Roche made a cash payment in the amount of $10 million to the Company in July 1999, and in connection therewith the Company granted to Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The Company also received reimbursement from Roche in 1999 for clinical trial drug inventory subsequently consumed. The Company is restating its financial statements as of, and for the year ended, December 31, 1999, and for the cumulative period from inception (January 7, 1993) to December 31, 1999, to:

o reflect a reduction in revenue, and corresponding increase in stockholders' equity, equal to the fair value of this warrant at the grant date, and

o reflect a change in accounting for the reimbursement received from Roche in 1999 for clinical trial drug inventory subsequently consumed. This reimbursement is now being reflected as a reduction in research and development expense in the quarter ended September 30, 1999, and does not reduce research and development expense in any other quarter.

         The Company is also restating its financial statements as of, and for the year ended, December 31, 1999, and for the cumulative period from inception (January 7, 1993) to December 31, 1999, to reflect a change in accounting for stock options issued to non-employees in accordance with Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." As a result of this change in accounting, the measurement date used to calculate non-cash compensation expense incurred by the Company for stock options granted to non-employees is considered to be the date when all services are rendered.

         The items amended are as follows:

         Part II Item 6             Selected Financial Data
         Part II Item 7             Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations
         Part II Item 8             Financial Statements and Supplementary Data
         Part IV Item 14            Exhibit, Financial Statement Schedules and
                                    Reports on Form 8-K

         In addition, in Part I, Item 1, Business, the risk factor titled "We have never made money and expect our losses to continue," is amended to replace the number "$63 million" in the second line with the number "$71 million." Also, an amended Exhibit 11.1, an amended Exhibit 27 and a new consent of KPMG LLP are filed herewith. No other items have been amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Trimeris, Inc.
                                                     -------------------
                                                     (Registrant)

March 30, 2001                               /s/   DANI P. BOLOGNESI
                                            --------------------------------
                                                  Dani P. Bolognesi, Ph.D.
                                                  Chief Executive Officer
                                                  and Chief Scientific Officer
                                                  (principal executive officer)

                                    PART II.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

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


                                                                                                          Cumulative
                                                                                                             from
                                                                                                           Inception
                                                                                                         (January 7,
                                                 For the Years Ended December 31,                          1993) to
                               ---------------------------------------------------------------------     December 31,
                                 1995          1996           1997           1998           1999             1999
                               ----------    ----------     ----------    -----------    -----------    ---------------
                                                                          (restated)     (restated)      (restated)
Statements of Operations
Data:
Revenue                           $  104         $  55         $  431         $  363       $  4,681        $  5,634
                               ----------    ----------     ----------    -----------    -----------     -----------
Operating expense:
Research and development
   expenses................        4,012         5,146          9,734         16,808         19,756          58,894
General and administrative
   expenses................        1,520         1,761          2,596          4,901          8,680          21,037
                               ----------    ----------     ----------    -----------    -----------     -----------
Total operating expenses           5,532         6,907         12,330         21,709         28,436          79,931
                               ----------    ----------     ----------    -----------    -----------     -----------
Operating loss.............       (5,428)       (6,852)       (11,899)       (21,346)       (23,755)        (74,297)
                               ----------    ----------     ----------    -----------    -----------     -----------
Interest income............           49            47            584          1,755          1,729           4,190
Interest expense...........         (360)         (167)          (113)          (127)          (161)         (1,191)
                               ----------    ----------     ----------    -----------    -----------     -----------

Total other income (expense)        (311)         (120)           471          1,628          1,568           2,999
                               ----------    ----------     ----------    -----------    -----------     -----------
Net loss...................    $  (5,739)    $  (6,972)     $ (11,428)     $ (19,718)     $ (22,187)      $ (71,298)
                               ==========    ==========     ==========    ===========    ===========     ===========
Basic net loss per share (1)                                $   (1.57)     $   (1.87)     $   (1.79)
                                                            ==========    ===========    ===========
Weighted average shares
used in computing basic net
loss per share (1).....                                         7,295         10,547         12,411
                                                            ==========    ===========    ===========

(1) Computed on the basis described in Note 1 to Financial Statements.


                                                               As of December 31,
                                      ----------------------------------------------------------------------
                                       1995           1996           1997            1998           1999
                                      --------     -----------    -----------     -----------    -----------
                                                                 (in thousands)   (restated)      (restated)
Balance Sheet Data:
Cash and cash equivalents........     $ 1,343        $   132        $ 32,557       $  16,920       $ 37.023
Working capital (deficiency).....         322         (1,305)         34,733          16,562         36,856
Total assets.....................       3,058          1,684          38,844          22,872         51,650
Long-term notes payable and capital
  lease obligations, less current
  portion........................         703            575             240             853          1,206
Accumulated deficit..............     (10,994)       (17,965)        (29,393)        (49,111)       (71,298)
Total stockholders' equity (deficit)    1,324           (409)         35,810          18,016         39,066

                        Selected Quarterly Financial Data
                      (in thousands, except per share data)
                                   (unaudited)
                                   (restated)

                                Q1 1998      Q2 1998       Q3 1998        Q4 1998
                               ---------    ---------    ----------     ----------
Statements of Operations
Data:
Revenue                        $     90     $     85      $     95       $     93
                               ---------    ---------    ----------     ----------
Operating expense:
Research and development
   expenses................       2,488        4,792         4,117          5,411
General and administrative
   expenses................       1,128        1,235           992          1,546
                               ---------    ---------    ----------     ----------
Total operating expenses...       3,616        6,027         5,109          6,957
                               ---------    ---------    ----------     ----------
Operating loss.............      (3,526)      (5,942)       (5,014)        (6,864)
                               ---------    ---------    ----------     ----------
Interest income............         584          454           395            322
Interest expense...........         (18)         (32)          (41)           (36)
                               ---------    ---------    ----------     ----------
Total other income (expense)        566          422           354            286
                               ---------    ---------    ----------     ----------
Net loss...................    $ (2,960)    $ (5,520)     $ (4,660)      $ (6,578)
                               =========    =========    ==========     ==========
Basic net loss per share (1)   $  (0.28)    $  (0.52)     $  (0.44)      $  (0.62)
                               =========    =========    ==========     ==========
Weighted average shares
used in computing basic net
loss per share (1).........      10,520       10,532        10,562         10,572
                               =========    =========    ==========     ==========


                                Q1 1999      Q2 1999      Q3 1999        Q4 1999
                               ----------    ---------    ---------     ----------
Statements of Operations
Data:
Revenue                          $   81       $   --       $ 4,600        $    --
                               ----------    ---------    ---------     ----------
Operating expense:
Research and development
   expenses................       4,117        5,420         3,369          6,850
General and administrative
   expenses................       1,753        1,789         2,178          2,960
                               ----------    ---------    ---------     ----------
Total operating expenses          5,870        7,209         5,547          9,810
                               ----------    ---------    ---------     ----------
Operating loss.........          (5,789)      (7,209)         (947)        (9,810)
                               ----------    ---------    ---------     ----------
Interest income........             231          257           633            608
Interest expense.......             (42)         (43)          (28)           (48)
                               ----------    ---------    ---------     ----------
Total other income (expense)        189          214           605            560
                               ----------    ---------    ---------     ----------
Net loss...............        $ (5,600)     $(6,995)         (342)      $ (9,250)
                               ==========    =========    =========     ==========
Basic net loss per share (1)    $ (0.52)     $ (0.61)     $  (0.03)       $ (0.67)
                               ==========    =========    =========     ==========
Weighted average shares
used in computing basic net
loss per share (1).....           10,677       11,521       13,678         13,721
                               ==========    =========    =========     ==========


Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operation
        ------------

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

         We have lost money since inception and, as of December 31, 1999, had an accumulated deficit of approximately $71.3 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

Results Of Operations

Comparison Of Years Ended December 31, 1997, 1998 and 1999

         Revenue. Total revenue was $431,000, $363,000 and $4.7 million for 1997, 1998 and 1999, respectively. Total revenue for 1998 resulted from SBIR grants. During 1997, $331,000 was received under SBIR grants, and $100,000 was received under an investigative contract. Total revenue for 1999 consisted of an up-front $10 million non-refundable payment from Roche for past development costs for the initiation of our collaboration for the development of T-20 and T-1249, net of $5.4 million value assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, and $81,000 received under SBIR grants.

         Research And Development Expenses. Total research and development expenses were $9.7 million, $16.8 million and $19.8 million for 1997, 1998 and 1999, respectively. During 1997 we completed a Phase I/II clinical trial for T-20 and purchased drug material for future clinical trials. Research and development expenses increased from 1997 to 1998 because during 1998 we:

o        began a Phase II clinical trial for T-20,

o        increased the number of people in our clinical support group, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

Non-cash compensation expense increased from $193,000 in 1997 to $821,000 in 1998 due to the effect that increases in the market value of our stock during 1998 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees.

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

Non-cash compensation expense increased from $821,000 in 1998 to $2.2 million in 1999 due to the effect that increases in the market value of our stock during 1999 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. The net increase in research and development expenses from 1998 to 1999 was less than the increase from 1997 to 1998 as a result of our collaboration with Roche, which was initiated on July 1, 1999. Roche paid 50% of the development costs incurred during the period from July 1, 1999 until December 31, 1999 for T-20 and T-1249 as required by our collaboration agreement.

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

         General And Administrative Expenses. Total general and administrative expenses were $2.6 million, $4.9 million and $8.7 million for 1997, 1998 and 1999, respectively. Expenses increased from 1997 to 1998 because in 1998 we:

o        incurred costs to support our obligations as a publicly traded company,

o        added personnel to support our growth, and

o incurred additional professional fees in the patent application process.

Non-cash compensation expense increased from $193,000 in 1997 to $602,000 in 1998 due to the effect that increases in the market value of our stock during 1998 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees.

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

Non-cash compensation expense increased from $602,000 in 1998 to $2.5 million in 1999 due to the effect that increases in the market value of our stock during 1999 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees, and stock options granted to non-employees in 1999. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

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

Liquidity And Capital Resources

         Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999 and a private placement of common stock in February 2000. Net cash used by operating activities was $9.0 million, $16.8 million and $9.3 million for 1997, 1998 and 1999, respectively. The cash used by operating activities was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and decreased for 1999 because of the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T-20 and T-1249. Cash used by investing activities was $5.0 million for 1997 and $8.3 million for 1999. Cash provided by investing activities was $1.3 million for 1998. The increase in the amount used in 1997 and 1999 was due to the purchase of short-term investments as a result of our public offerings of common stock in 1997 and 1999.

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

Net Operating Loss Carryforwards

         As of December 31, 1999, we had a net operating loss carryforward of approximately $62.9 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 6 of Notes to Financial Statements.

Accounting and Other Matters

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes standards for valuation and disclosure of derivative financial instruments and is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that this pronouncement will have a material impact on its financial position or results of operations.

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

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The following documents are filed as part of this report:

                                                                                         Page Number

(a)1.    Financial Statements
         Independent Auditors' Report........................................................F-1
         Balance Sheets as of  December 31, 1998 and 1999 (restated).........................F-2
         Statements of Operations for the Years Ended December 31, 1997, 1998 (restated)
           and 1999 (restated) and for the period from Inception to
           December 31, 1999 (restated)......................................................F-3
         Statements of Stockholders' Equity (Deficit) for the period from Inception to
             December 31, 1996, and for the Years Ended December 31, 1997,
             1998 (restated) and 1999 (restated).............................................F-4
         Statements of Cash Flows for the Years Ended December 31, 1997,
             1998 (restated) and 1999 (restated) and for the period from
             Inception to December 31, 1999 (restated).......................................F-5
         Notes to Financial Statements.......................................................F-6

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

                                       8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Trimeris, Inc.:

We have audited the accompanying balance sheets of Trimeris, Inc. (A Development Stage Company) (the "Company") as of December 31, 1998 and 1999 (restated), and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999 (restated) and for the cumulative period from the date of inception to December 31, 1999 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the financial statements, the Company has restated its 1998 and 1999 financial statements and its financial statements for the period from inception to December 31, 1999.

                                                                        KPMG LLP
    February 10, 2000, except for the last
    paragraph of Note l,  which is as of March 23, 2001

Raleigh, North Carolina

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        (in thousands, except par value)


                                                                                    As of December 31,
                                                                           ------------------------------------
                                                                                1998                 1999
                                                                           ---------------     ----------------
                                                                             (restated)           (restated)
Assets
Current assets:
    Cash and cash equivalents.......................................                16,920               37,023
    Short-term investments .........................................                 3,256               10,775
    Accounts receivable - Roche.....................................                    --                  144
    Accounts receivable.............................................                    68                   24
    Prepaid expenses................................................                   321                  268
                                                                           ---------------     ----------------
        Total current assets........................................                20,565               48,234
                                                                           ---------------     ----------------
Property, furniture and equipment, net of accumulated depreciation and amortization of $2,775 and $3,564 at December 31, 1998 and 1999
    respectively....................................................                 1,598                2,585
                                                                           ---------------     ----------------

Other assets:
   Exclusive license agreement, net of accumulated amortization of $14 at
      December 31, 1998                                                                 27                   --
   Patent costs, net of accumulated  amortization of $13 and $20 at
     December 31, 1998 and 1999, respectively.......................                   534                  643
   Equipment deposits...............................................                   147                  188
   Other assets, net of accumulated amortization of $20
        at December 31, 1998........................................                     1                   --
                                                                           ---------------     ----------------
          Total other assets........................................                   709                  831
                                                                           ---------------     -----------------
          Total assets..............................................          $     22,872        $      51,650
                                                                           ===============     ================

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable................................................           $     1,176        $       6,159
    Current installments of obligations under capital leases........                   471                  717
    Accrued compensation............................................                   829                1,028
    Accrued expenses................................................                 1,527                3,474
                                                                           ---------------     ----------------
        Total current liabilities...................................                 4,003               11,378
Obligations under capital leases, excluding current installments....                   853                1,206
                                                                           ---------------     ----------------
        Total liabilities...........................................                 4,856               12,584
                                                                           ---------------     ----------------

Stockholders' equity (deficit):
    Preferred Stock at $0.001 par value per share, authorized 10,000 shares; issued and outstanding zero shares at December 31,
       1998 and 1999................................................                    --                   --
    Common  Stock at  $0.001 par value per share, authorized 30,000 shares; issued and outstanding 10,637 and 13,765 shares at
       December 31, 1998 and 1999, respectively.....................                    11                   14
    Additional paid-in capital......................................                68,529              112,908
    Deficit accumulated during the development stage................              (49,111)              (71,298)
    Deferred compensation...........................................               (1,195)               (2,453)
    Notes receivable from stockholders..............................                 (218)                 (105)
                                                                           ---------------     ----------------
          Total stockholders' equity ...............................                18,016               39,066
                                                                           ---------------     -----------------

Commitments and contingencies (notes 2 and 10)
          Total liabilities and stockholders' equity                          $     22,872        $       51,650
                                                                           ===============     =================


                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                               For the Years Ended December 31,                 Cumulative
                                      ---------------------------------------------------     from Inception
                                                                                               (January 7,
                                                                                                 1993) to
                                                                                               December 31,
                                         1997             1998                 1999                1999
                                      ------------    --------------       --------------     ----------------
                                                       (restated)           (restated)          (restated)
                                      ------------    --------------       --------------     ----------------
   Revenue.......................       $     431         $     363           $    4,681          $     5,634
                                      ------------    --------------       --------------     ----------------

   Operating expenses:
       Research and development:
          Non-cash compensation..             193               821                2,174                3,188
          Other research and
           development expense...           9,541            15,987               17,582               55,706
                                      ------------    --------------       --------------     ----------------
       Total research and
        development expense......           9,734            16,808               19,756               58,894
                                      ------------    --------------       --------------     ----------------
       General and administrative:
          Non-cash compensation..             193               602                2,524                3,319
          Other general and
           administrative
           expense...............           2,403             4,299                6,156               17,718
                                      ------------    --------------       --------------     ----------------
       Total general and
        administrative expense...           2,596             4,901                8,680               21,037
                                      ------------    --------------       --------------     ----------------
           Total operating expenses        12,330            21,709               28,436               79,931
                                      ------------    --------------       --------------     ----------------
       Operating loss............        (11,899)          (21,346)             (23,755)             (74,297)
                                      ------------    --------------       --------------     ----------------

   Other income (expense):
           Interest income ......             584             1,755                1,729                4,190
           Interest expense .....            (113)             (127)                (161)              (1,191)
                                      ------------    --------------       --------------     ----------------
                                              471             1,628                1,568                2,999
                                      ------------    --------------       --------------     ----------------
        Net loss.................      $  (11,428)     $    (19,718)        $    (22,187)      $      (71,298)
                                      ============    ==============       ==============     ================

    Basic net loss per share.....      $    (1.57)     $      (1.87)        $      (1.79)
                                      ============    ==============       ==============

    Weighted average shares used
        in per share computations           7,295            10,547               12,411
                                      ============    ==============       ==============

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


                             Preferred Stock     Common Stock
                            ----------------  -------------------
                                                                               Deficit
                                                                              accumulated                 Notes        Net
                             Number            Number             Additional during the                 receivable    Stockholders'
                              of      Par       of        Par      paid-in    development    Deferred    from           Equity
                            shares   value    Shares     value     capital     stage       compensation  stockholders  (Deficit)
                            -------  -------  --------- ---------  ---------  -----------  ------------  ------------  ------------
Balance at January 7, 1993      --   $   --         --   $    --    $    --     $   --      $     --       $    --      $     --
Issuances of Common Stock.      --       --        330         1         43         --            --            --            44
Issuances of Series A
    Preferred Stock.....     3,000        3         --        --      1,997         --            --            --         2,000
Issuances of Series B
    Preferred Stock         27,136       27         --        --     13,541         --            --            --        13,568
Issuances of Series C
    Preferred Stock.......   3,333        3         --        --      1,997         --            --            --         2,000
Stock issuance costs......      --       --         --        --       (87)         --            --            --           (87)
Common Stock issued in
 exchange for
   exclusive license......      --       --         96        --         41         --            --            --            41
Common Stock issued in
    exchange
   for consulting services      --       --         11        --          4         --            --            --             4
Loss for the period.......      --       --         --        --         --    (17,965)           --            --       (17,965)
Notes receivable from
    stockholders for the
    purchase of shares          --       --         --        --         --         --            --           (14)          (14)
                            -------  -------  --------- ---------  ---------    --------    ----------    ---------    ----------
Balance as of December 31,  33,469       33        437         1     17,536    (17,965)           --           (14)         (409)
    1996..................
Issuances of Series C
    Preferred Stock.......   9,984       10         --        --      5,981         --            --            --         5,991
Issuances of Series D
    Preferred Stock.......   9,048        9         --        --      6,777         --            --            --         6,786
Issuances of Common Stock.      --       --        656         1        255         --            --          (254)            2
Conversion of Preferred
    Stock to
    Common Stock.......... (52,501)     (52)     6,262         6         46         --            --            --            --
Issuance of shares in
    initial public
    offering, net.........      --       --      3,163         3     34,529         --            --           --         34,532
Exercise of stock options.      --       --         32        --          9         --            --           --              9
Repayment of notes
    receivable from
    stockholders..........      --       --         --        --         --         --            --            50            50
Repurchase of Common Stock      --       --        (1)        --         --         --            --            --            --
Stock issuance costs......      --       --         --        --      (109)         --            --            --          (109)
Issuances of Common Stock
    and options at below
    market value..........      --       --         --        --      2,336         --        (2,336)           --            --
Amortization of deferred
    compensation..........      --       --         --        --         --         --           386            --           386
Loss for the period.......      --       --         --        --         --    (11,428)           --            --       (11,428)
                            -------  -------  --------- ---------  ---------    --------    ----------    ---------    ----------
Balance as of December 31,
    1997 (as previously
    reported).............      --       --     10,549        11     67,360    (29,393)       (1,950)         (218)       35,810
Reclassification of
    deferred
    compensation..........      --       --         --        --       (202)        --           202            --            --
                            -------  -------  --------- ---------  ---------    --------    ----------    ---------    ----------
Balance as of December 31,
    1997 .................      --       --     10,549        11     67,158    (29,393)       (1,748)         (218)       35,810
Exercise of stock options.      --       --         28        --         10         --            --            --            10
Issuance of stock for
    401(K) match..........      --       --         20        --        236         --            --            --           236
Issuance of stock under
    Employee Stock Purchase
    Plan..................      --       --         40        --        255         --            --            --           255
Amortization of deferred
    compensation (restated)     --       --         --        --        870         --           553            --         1,423
Loss for the period
    (restated)                  --       --         --        --         --    (19,718)           --            --       (19,718)
                            -------  -------  --------- ---------  ---------    --------    ----------    ---------    ----------
Balance as of December 31,
    1998 (restated).......      --    $  --     10,637     $  11   $ 68,529   $(49,111)      $(1,195)      $  (218)     $ 18,016
Issuance of shares in
    public offering, net..      --       --      2,875         3     31,354         --            --            --        31,357
Exercise of stock options.      --       --        189        --      1,157         --            --            --         1,157
Issuance of stock options
    to employees
    (restated)............      --       --         --        --      2,152         --        (2,152)           --            --
Issuance of stock for
    401(K) match..........      --       --         12        --        292         --            --            --           292
Issuance of stock under
    Employee Stock
    Purchase Plan.........      --       --         22        --        220         --            --            --           220
Repayment of notes
    receivable from
    stockholders..........      --       --         --        --         --         --            --           113           113
Exercise of warrant, net..      --       --         30        --         --         --            --            --            --
Amortization of deferred
    compensation (restated)     --       --         --        --      3,804         --           894            --         4,698
Issuance of warrant
    (restated)............      --       --         --        --      5,400         --            --            --         5,400
Loss for the period
    (restated)............      --       --         --        --         --    (22,187)           --            --       (22,187)
                            -------  -------  --------- ---------  ---------    --------   ----------    ---------    ----------
Balance as of December 31,      --    $  --     13,765     $  14   $112,908   $(71,298)    $  (2,453)      $  (105)     $ 39,066
    1999 (restated)         =======  =======  ========= =========  =========   ========    ==========    =========    ==========


                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                          Cumulative from
                                                        For the years ended December 31,                     Inception
                                             -------------------------------------------------------        (January 7,
                                                                                                             1993) to
                                                   1997               1998               1999            December 31, 1999
                                             -----------------    -------------     ----------------     ------------------
                                                                   (restated)         (restated)            (restated)

Cash flows from operating activities:
    Net loss.............................      $ (11,428)         $   (19,718)         $  (22,187)        $      (71,298)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization of
        property, furniture and
        equipment........................            558                  606                 789                  3,584
      Amortization of deferred compensation          386                1,423               4,698                  6,507
      Other amortization.................             11                   12                  34                     83
      401(K) plan stock match............             --                  236                 292                    528
      Provision for equipment held for
        resale...........................             --                   --                  --                     61
      Stock issued for consulting services            --                   --                  --                      5
      Stock issued to repay interest on
        notes to stockholders............             --                   --                  --                    195
      Debt issued for research and
        development......................             --                   --                  --                    194
      Loss on disposal of property and
        equipment........................             --                   --                  --                     16
       Decrease (increase) in assets:
       Accounts receivable and loans to
         employees.......................            (65)                  33                  44                    (24)
       Accounts receivable Roche                      --                   --                (144)                  (144)
       Prepaid expenses..................             39                 (315)                 53                   (268)
       Other assets......................            (18)                 (61)                (40)                  (188)
       Increase (decrease) in liabilities:
       Accounts payable..................            467                  454               4,983                  6,159
       Accrued compensation..............            279                  221                 199                  1,028
       Accrued expenses..................            771                  322               1,947                  3,384
                                             -----------------    -------------     ----------------     ------------------
       Net cash used by operating
         activities......................         (9,000)             (16,787)             (9,332)               (50,178)
                                             -----------------    -------------     ----------------     ------------------
Cash flows from investing activities:
    Purchase of property, furniture and
      equipment..........................           (205)                (212)               (657)                (1,504)
    Net sale (purchase) of short-term
      investments........................         (4,863)               1,607              (7,519)               (10,775)
    Equipment held for resale............             54                   --                  --                    (61)
    Organizational costs.................             --                   --                  --                     (8)
    Patent costs.........................            (34)                 (99)               (116)                  (664)
                                             -----------------    -------------     ----------------     ------------------
       Net cash provided (used) by
         investing activities............         (5,048)               1,296              (8,292)               (13,012)
                                             -----------------    -------------     ----------------     ------------------

Cash flows from financing activities:
    Proceeds (payments) from notes
      payable............................           (259)                  --                  --                  6,150
    Lease costs..........................             --                   --                  --                    (13)
    Principal payments under capital
      lease obligations..................           (529)                (411)               (520)                (2,758)
    Proceeds from issuance of Common
      Stock..............................              2                   --                  --                     31
    Proceeds from issuance of Preferred
      Stock..............................         12,777                   --                  --                 23,896
    Proceeds from public offerings, net..         34,532                   --              31,357                 65,889
    Proceeds from exercise of stock
      options............................              9                   10               1,157                  1,176
    Employee stock purchase plan stock
      issuance...........................             --                  255                 220                    475
    Warrant issuance.....................             --                   --               5,400                  5,400
    Repayment of notes receivable from
      stockholders.......................             50                   --                 113                    163
    Stock issuance costs.................           (109)                  --                  --                   (196)
                                             -----------------    -------------     ----------------     ------------------
    Net cash provided (used) by
      financing activities...............         46,473                 (146)             37,727                100,213
                                             -----------------    -------------     ----------------     ------------------
    Net increase (decrease) in cash
      and cash equivalents...............         32,425              (15,637)             20,103                 37,023

Cash and cash equivalents at beginning of
  period.................................            132               32,557              16,920                     --
                                             -----------------    -------------     ----------------     ------------------

Cash and cash equivalents at end of period     $  32,557          $    16,920       $      37,023        $        37,023
                                             =================    =============     ================     ==================
Supplemental disclosure of cash flow
  information:
Cash paid during the period for interest.      $     126          $       127       $         161        $         1,105
                                             =================    =============     ================     ==================

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

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS-Continued

         Net Loss Per Share

                  In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. The basic net loss per common share for 1997 gives retroactive effect to the conversion of all outstanding shares of Preferred Stock into 6,261,615 shares of Common Stock upon the completion of the Company's initial public offering.

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

                  Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force
(EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", which require that compensation be measured at the end of each reporting period for changes in the fair value of the Company's common stock until the options are fully vested.

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

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

         Restatements

                  The financial statements for the year ended December 31, 1999 have been restated to reflect a reduction in revenue for the $5.4 million fair value of a warrant issued to Roche in July 1999, with a corresponding increase to additional paid-in capital. These financial statements have also been restated to record in 1999 a reimbursement received from Roche during 1999 for clinical trial drug inventory on hand at July 1, 1999. This reimbursement had been previously been recognized during 1999 and 2000 as the inventory was consumed. The financial statements for the years ended December 31, 1998 and 1999 have been restated to account for stock options issued to non-employees as variable plan awards in accordance with EITF Issue No. 96-18, rather than as fixed awards as previously reported. The financial statements for the cumulative period from inception (January 7, 1993) to December 31, 1999 have also been restated for the matters discussed above. The net impact of the restatements described above increased net loss for 1998 by $716,000 or $0.09 per share, increased net loss for 1999 by $7.6 million or $0.62 per share, and increased the cumulative net loss from inception (January 7, 1993) to December 31, 1999 by $8.3 million.

2.       Leases

         The Company is obligated under various capital leases for furniture and equipment that expire at various dates during the next four years. The gross amount of furniture and equipment and related accumulated amortization recorded under capital leases and included in property, furniture and equipment were as follows at December 31, 1998 and 1999 (in thousands):

                                            1998             1999
                                    ----------------   ---------------
Furniture and equipment..........        $ 1,996          $ 2,556
Less accumulated amortization....           (630)          (1,053)
                                    ----------------   ---------------
                                         $ 1,366          $ 1,503
                                    ================   ===============

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

         Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 (in thousands) are:

                                                       CAPITAL      OPERATING
                                                       LEASES        LEASES
                                                   -------------  -------------
Year ending December 31:
   2000..........................................  $       896       $    716

   2001..........................................          772            728

   2002..........................................          420            341

   2003..........................................          125             --
                                                   -------------  -------------
Total minimum lease payments.....................        2,213      $   1,785
                                                                  =============


Less amount representing interest................          290
                                                   ---------------


Present value of net minimum capital lease
  payments.......................................        1,923
Less current installments of obligations
  under capital leases...........................          717
                                                   ---------------

Obligations under capital leases, excluding
  current installments...........................   $    1,206
                                                   ===============

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

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

3.       Property, Furniture and Equipment

         Property, furniture and equipment consists of the following at December 31, 1998 and 1999 (in thousands):

                                                          1998          1999
                                                   --------------   ------------
Furniture and equipment............................ $    2,115       $  3,290
Leasehold improvements.............................        262            303
Furniture and equipment under capital lease........      1,996          2,556
                                                   --------------   ------------
                                                         4,373          6,149
Less accumulated depreciation and amortization.....     (2,775)        (3,564)
                                                   --------------   ------------

                                                    $    1,598       $  2,585
                                                   ==============   ============

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

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

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

Stock option transactions for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                     Weighted                      Weighted                      Weighted
                                     Average                       Average                       Average
                                     Exercise                      Exercise                      Exercise
                        1997           Price           1998          Price           1999          Price
                      ----------     -----------    -----------    -----------     ----------    -----------
 Options outstanding
  at January 1......    483,000      $  0.34           267,000     $  0.75         1,035,000      $  6.31

 Granted............    144,000         1.56           820,000        7.91           961,000        12.88

 Exercised..........   (341,000)        0.34          (28,000)        0.35          (189,000)        6.12

 Cancelled..........    (19,000)        0.34          (24,000)        6.16           (95,000)        7.84
                      ----------     --------      -----------    ---------        ----------    ---------
Options outstanding
  at end of
  period..........      267,000      $  0.75         1,035,000     $  6.31         1,712,000      $  9.93
                      ==========     ===========    ===========    ===========     ==========    ===========

The following summarizes information about stock options outstanding as of December 31, 1999:

                                       Options Outstanding                        Options Exercisable
                          -----------------------------------------------    -------------------------------
                                           Weighted
                            Number          Average                                              Weighted
                          Outstanding      Remaining         Weighted                            Average
 Range of Exercise           as of        Contractual        Average           Number            Exercise
       Price               12/31/99          Life         Exercise Price     Exercisable          Price
---------------------     ------------    ------------    ---------------    ------------      -------------
 $         0.34              147,000           6.61         $   0.34           128,000          $  0.34
 $         1.00               29,000           7.65         $   1.00            18,000          $  1.00
 $    5.88-9.75              572,000           8.35         $   7.87           275,000          $  7.94
 $ 11.624-20.88              964,000           9.38         $  12.88           142,000          $ 12.48
                          ------------    ------------    ---------------    ------------      -------------
 $   0.34-20.88            1,712,000           8.77         $   9.93           563,000          $  7.14
                          ============    ============    ===============    ============      =============

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For the year ended December 31, 1997, the Company recorded a deferred charge of $2,336,000, representing the difference between the exercise price and the deemed fair value of the Company's Common Stock for 348,000 shares of Common Stock and 132,000 shares subject to Common Stock Options granted in the second and third quarters of 1997. For the year ended December 31, 1999, the Company recorded a deferred charge of $2,152,000, representing the difference between the fair value of the Company's Common Stock on the date of grant and the fair value of the Company's Common Stock on the date of shareholder approval. The Company accounts for stock options issued to non-employees in accordance with SFAS 123 and EITF No. 96-18. Compensation expense for employee stock options was $386,000, $553,000 and $894,000 for 1997, 1998 and 1999, respectively.
Compensation expense for non-employee stock options of $870,000 and $3,804,000 for the years ended December 31, 1998 and 1999 respectively, was recorded as an increase in additional paid-in capital.

         SFAS 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and basic loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31:


                                   1997              1998             1999
                              --------------    -------------    ---------------
Net loss:
As reported.................    $   (11,428)     $  (19,718)      $  (22,187)
Compensation cost recorded
   under APB 25.............            386             553              894
Compensation cost resulting
   from common stock options,
   restricted stock, and
   employee stock purchase
   plan.....................           (340)         (1,231)         (2,553)
                              ----------------- ---------------- ---------------
Pro forma ..................    $   (11,382)     $  (20,396)      $  (23,846)
                              ================= ================ ===============
Basic Loss Per Share:
   As reported..............    $     (1.57)     $    (1.87)      $    (1.79)
   Pro forma................    $     (1.56)     $    (1.93)      $    (1.92)

         The fair value of common stock options and restricted stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                         1997       1998       1999
                                      ---------  ---------  --------
Estimated dividend yield                 0.00%      0.00%     0.00%
Expected stock price volatility          29.0%      72.0%     86.0%
Risk-free interest rate                  5.20%      5.20%     5.20%
Expected life of options                5 years    5 years   5 years

         The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects or reported net income for future years because pro forma net loss reflects compensation costs only for stock options granted in 1997, 1998 and 1999 and does not consider compensation cost for stock options granted prior to January 1, 1995.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

6.       Income Taxes

         At December 31, 1999, the Company has net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $62.9 million which expire in varying amounts between 2008 and 2019. The Company has NOL's for state tax purposes of approximately $62.9 million which expire in varying amounts between 2008 and 2014. Additionally, the Company has research and development credits of $1.9 million which expire in varying amounts between 2008 and 2014.

         The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company's NOL's are limited, and the Company has taxable income which exceeds the permissible yearly NOL, the Company would incur a federal income tax liability even though NOL's would be available in future years.

         The components of deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1999 are as follows:

                                     1998                1999
                                ---------------    ---------------
                                         (in thousands)
   Deferred tax assets:
   Tax loss carryforwards        $    17,656        $    24,283
   Tax credits                         1,123              1,927
   Reserves and accruals                 950              2,033
                                ---------------    ---------------
                                      19,729             28,243

   Valuation allowance               (19,729)           (28,243)
                                ---------------    ---------------

   Net deferred asset                     --                 --

   Deferred tax liabilities:
   Deferred tax liability                 --                 --
                                ---------------    ---------------

   Net deferred tax assets and   $        --        $        --
   (liability)
                                ===============    ===============

         The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The increase in the valuation allowance was approximately $8.1 million and $8.5 million for the years ended December 31, 1998 and 1999, respectively.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS-Continued

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

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS-Continued

8.       Roche Collaboration

         In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for T-20 and T-1249. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million. Roche will provide up to an additional $58 million in cash upon achievement of developmental, regulatory and commercial milestones.

         The Company has a $20 million financing agreement with Roche accessible at the Company's option on a quarterly basis beginning prior to December 31, 2000. No borrowings had been made under this agreement at December 31, 1999.

         The Company granted Roche a warrant to purchase 362,000 shares of Common Stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and had not been exercised at December 31, 1999. A noncash credit of $5.4 million representing the estimated value of the warrant at the grant date was recognized as an increase to additional paid-in capital and as a reduction of the $10 million revenue recognized from the up-front payment received from Roche. The fair value of the warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, expected stock price volatility of 86%, expected warrant life of ten years, and a risk-free interest rate of 5.20%.

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

                                  EXHIBIT INDEX

(a)  Exhibits

      3.1 *         Second Restated Certificate of Incorporation of the
                    Registrant.
      3.2 *         Third Amended and Restated Certificate of Incorporation of
                    the Registrant.
      3.3 *         Bylaws of the Registrant.
      3.4 *         Amended and Restated Bylaws of the Registrant.
      4.1 *         Specimen certificate for shares of Common Stock.
      4.2 *         Description of Capital Stock (contained in the Third
                    Amended and Restated Certificate of Incorporation of the
                    Corporation of the Registrant, filed as Exhibit 3.2).
      10.1 *        License Agreement dated February 3, 1993, between the
                    Registrant and Duke University.
      10.2 *        Sublease Agreement dated November 19, 1993, by and among the
                    Registrant, Sphinx Pharmaceutical Corporation and University
                    Place Associates and as amended by the Lease Amendment dated
                    August 15, 1994, and Second Agreement of Sublease dated
                    January 16, 1995.
      10.3 *        Cooperation and Strategic Alliance Agreement dated April
                    21, 1997, between the Registrant and MiniMed Inc.
      10.4 ******   Trimeris, Inc. Amended and Restated Stock Incentive Plan.
      10.5 *        Trimeris, Inc. Employee Stock Purchase Plan.
      10.6 *        Form of Promissory Notes executed by certain executive
                    officers in favor of the Registrant, and related collateral documents.
      10.7 *        Form of Stock Restriction Agreements between the Registrant and certain executive officers.
      10.8 *        Form of Stock Pledge Agreement between the Registrant and
                    certain executive officers.
      10.9 *        Employment Offer Letter with M. Ross Johnson dated December
                    15, 1994.
      10.10 *       Employment Offer Letter with Matthew A. Megaro dated
                    February 23, 1995.
      10.11 *       Sixth Amended and Restated Registration Rights Agreement
                    dated June 27, 1997, by and among the Registrant and
                    certain stockholders of the Registrant.
      10.12 *       Agreement with Max N. Wallace dated July 10, 1997.
      10.13 *       Form of Indemnification Agreements.
      10.14 *       License Agreement dated September 9, 1997 between the
                    Registrant and The New York Blood Center.
      10.15 **      Master Lease Agreement dated May 28, 1998 between the
                    Company and Finova Technology Finance, Inc.
      10.16 **      Prototype Defined Contribution Plan and Trust for the
                    Trimeris, Inc. Employee 401 (k) Plan.
      10.17 **      Adoption Agreement for the Trimeris, Inc. Employee 401(k)
                    Plan.
      10.18***      Employment Termination and General Release Agreement
                    between Trimeris and M. Ross Johnson dated April 13, 1999.
      10.19***      Chief Executive Employment Agreement between Trimeris and
                    Dani P. Bolognesi dated April 21, 1999.
      10.20****     Development and License Agreement between Trimeris and
                    Hoffmann-La Roche dated July 1, 1999 (Portions of this
                    exhibit have been omitted pursuant to an order of the
                    Commission granting confidential treatment.).
      10.21****     Financing Agreement between Trimeris, Inc. and Roche
                    Finance Ltd. dated as of July 9, 1999.
      10.22****     Registration Rights Agreement between Trimeris, Inc. and
                    Roche Finance Ltd. dated as of July 9, 1999.
      10.23****     Lease between Trimeris, Inc. and University Place
                    Associates dated April 14, 1999
      10.24****     Sublease Agreement between Trimeris, Inc. and Blue Cross
                    and Blue Shield of North Carolina dated May 15, 1999.

      10.25****     Lease Agreement between Hamad Jassim Althani and Blue Cross and Blue Shield of North Carolina, relating to Sublease
                    Agreement filed as Exhibit 10.24 hereto
      10.26*****    Employment Termination and General Release Agreement
                    between Trimeris and Matthew A. Megaro dated September 3,
                    1999.
      10.27*******  Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000.
      11.1          Computation of Basic Net Loss Per Share.
      23            Consent of KPMG LLP
      27            Financial Data Schedule
     ----------------
     * Incorporated by reference to Trimeris' Registration Statement on Form S-1 (File No. 333-31109) initially filed with the Commission on July 11, 1997.
     ** Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
     *** Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
     **** Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
     ***** Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
     ****** Incorporated by reference to Trimeris' Registration Statement on Form S-8 (File No. 333- ) initially filed with the Commission on November 5, 1999.
     ******* Filed with Trimeris' Annual Report on Form 10-K filed on March 29, 2000.

All financial statement schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Financial Statements and Notes thereto.