Form 10-Q/A
period 2000-03-31
TRIMERIS INC
filed 2001-03-30
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition period from _______ to _______

    -------------------------------------------------------------------------

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

Trimeris, Inc.

Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

         This Amendment No. 1 on Form 10-Q/A is being filed in order to restate the Company's financial statements as of, and for the quarterly periods ended, March 31, 1999 and 2000, and for the cumulative period from inception (January 7, 1993) to March 31, 2000, as described below.

         Under the terms of the Company's agreement with F. Hoffman -La Roche Ltd., or Roche, Roche made a cash payment in the amount of $10 million to the Company in July 1999, and in connection therewith the Company granted to Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The Company also received reimbursement from Roche in 1999 for clinical trial drug inventory subsequently consumed. The Company is restating its financial statements as of, and for the quarterly period ended, March 31, 2000 and for the cumulative period from inception (January 7, 1993) to March 31, 2000, to:

         o reflect a reduction in revenue, and corresponding increase in stockholders' equity, equal to the fair value of this warrant at the grant date,

         o retroactively apply Staff Accounting Bulletin No. 101, resulting in amortization of the initial payment from Roche, net of the fair value of the warrants granted to Roche, over the research and development term of the Roche agreement, and

         o reflect a change in accounting for the reimbursement received from Roche in 1999 for clinical trial drug inventory subsequently consumed. This reimbursement is now being reflected as a reduction in research and development expense solely in the quarter ended September 30, 1999, and does not reduce research and development expense in any other quarter.

         The Company is also restating its financial statements as of, and for the quarterly periods ended March 31, 1999 and 2000 and for the cumulative period from inception (January 7, 1993) to March 31, 2000 to reflect a change in accounting for stock options issued to non-employees in accordance with Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." As a result of this change in accounting, the measurement date used to calculate non-cash compensation expense incurred by the Company for stock options granted to non-employees is considered to be the date when all services are rendered.

         The items amended are as follows:

         Part I Item 1.        Financial Statements
         Part I Item 2.        Management's Discussion and Analysis of Financial
                               Condition and Results of Operations
         Part II Item 6.       Exhibits and Reports on Form 8-K

         No other items have been amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)


                                                                        December 31,        March 31,
                                                                            1999              2000
                                                                            ----              ----
                                                                         (restated)       (unaudited)
                                                                                          (restated)
Assets
Current assets:
   Cash and cash equivalents                                            $    37,023        $  88,863
   Short-term investments                                                    10,775           16,447
   Accounts receivable - Roche                                                  144            3,014
   Accounts receivable                                                           24               12
   Prepaid expenses                                                             268              369
                                                                        -----------       ----------
     Total current assets                                                    48,234          108,705

Property, furniture and equipment, net                                        2,585            2,576
                                                                        -----------       ----------
Other assets:
   Patent costs, net                                                            643              795
   Equipment deposits                                                           188              205
                                                                        -----------       ----------
     Total other assets                                                         831            1,000
                                                                        -----------       ----------
     Total assets                                                       $    51,650       $  112,281
                                                                        ===========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $     6,159       $    4,749
   Current installments of capital lease obligations                            717              809
   Accrued compensation                                                       1,028              799
   Deferred revenue - Roche                                                      --              840
   Accrued expenses                                                           3,474            3,495
                                                                        -------------     ----------
     Total current liabilities                                               11,378           10,692
Obligations under capital leases, excluding current installments              1,206            1,270
Deferred revenue - Roche                                                         --            3,130
                                                                        -----------       ----------
     Total liabilities                                                       12,584           15,092
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value per share,
     10,000 shares authorized, zero shares issued and outstanding at
     December 31, 1999 and March 31, 2000 (unaudited)                            --               --
   Common Stock at $.001 par value per share, 30,000
     shares authorized, 13,765 and 15,648 shares issued
     and outstanding at December 31, 1999 and
     March 31, 2000 (unaudited)                                                  14               16
   Additional paid-in capital                                               112,908          187,248
   Deficit accumulated during the development stage                         (71,298)         (87,845)
   Deferred compensation                                                     (2,453)          (2,189)
   Notes receivable from stockholders                                          (105)             (41)
                                                                        ------------      -----------
     Net stockholders' equity                                                39,066           97,189
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $    51,650       $  112,281
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                Cumulative
                                                          Three Months        from Inception
                                                         Ended March 31,    (January 7, 1993)
                                                       ------------------      to March 31,
                                                       1999          2000         2000
                                                       ----          ----         ----
                                                    (restated)    (restated)    (restated)

Revenue                                              $     81      $    210      $  5,844
                                                     --------      --------      --------
Operating expenses:
   Research and development:
     Non-cash compensation                                246         3,504         6,692
     Other research and development expense             3,871         5,042        60,748
                                                     --------      --------      --------
   Total research and development expense               4,117         8,546        67,440
                                                     --------      --------      --------
   General and administrative:
     Non-cash compensation                                170         3,606         6,925
     Other general and administrative expense           1,583         1,637        19,355
                                                     --------      --------      --------
   Total general and administrative expense             1,753         5,243        26,280
                                                     --------      --------      --------

     Total operating expenses                           5,870        13,789        93,720
                                                     --------      --------      --------

Operating loss                                         (5,789)      (13,579)      (87,876)
                                                     --------      --------      --------

Other income (expense):
   Interest income                                        231         1,266         5,456
   Interest expense                                       (42)          (54)       (1,245)
                                                     --------      --------      --------
   Total other income (expense)                           189         1,212         4,211
                                                     --------      --------      --------

Net loss before cumulative effect of change
   in accounting principle                           $ (5,600)     $(12,367)     $(83,665)

Cumulative effect of change in accounting
   principle                                             --          (4,180)       (4,180)
                                                     --------      --------      --------

   Net loss                                          $ (5,600)     $(16,547)     $(87,845)
                                                     ========      ========      ========

Basic net loss per share:
   Before cumulative effect of accounting change     $  (0.52)     $  (0.83)
   Accounting change                                     --           (0.28)
                                                     --------      --------
Basic net loss per share                             $  (0.52)     $  (1.11)
                                                     ========      ========

Weighted average shares used in per share
   computations                                        10,677        14,942
                                                     ========      ========


                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (restated)


                                                                                             Cumulative
                                                              Three Months Ended           From Inception
                                                                   March 31,             (January 7, 1993)
                                                             ---------------------         to March 31,
                                                             1999             2000              2000
                                                             ----             ----              ----
Cash flows from operating activities:
   Net loss                                               $(5,600)        $ (16,547)         $(87,845)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                             183               340             3,924
     Other amortization                                         5                 -                83
     Amortization of deferred revenue - Roche                  --              (210)             (210)
     Non-cash compensation expense                            416             7,110            13,617
     401(K) plan stock match                                    -                 -               528
     Provision for equipment held for resale                    -                 -                61
     Stock issued for consulting services                       -                 -                 5
     Stock issued to repay interest on notes to stockholders    -                 -               195
     Debt issued for research and development                   -                 -               194
     Cumulative effect of change in accounting principle        -             4,180             4,180
     Loss on disposal of property and equipment                 -                 -                16
   Changes in operating assets and liabilities:
       Accounts receivable and loans to employees              22                12               (12)
       Accounts receivable - Roche                              -            (2,870)           (3,014)
       Prepaid expenses                                       (12)             (101)             (369)
       Other assets                                            (5)              (17)             (205)
       Accounts payable                                      (789)           (1,410)            4,749
       Accrued compensation                                   327              (229)              799
       Accrued expenses                                      (354)               21             3,405
                                                          --------        ---------          --------
         Net cash used by operating activities             (5,807)           (9,721)          (59,899)
                                                          --------        ----------         ---------
Cash flows from investing activities:
   Sales (purchases) of short-term investments               (895)           (5,672)          (16,447)
   Purchases of property and equipment                       (306)                -            (1,504)
   Equipment held for resale                                    -                 -               (61)
   Organization costs                                           -                 -                (8)
   Patent costs                                                (7)             (152)             (816)
                                                          --------        ----------         ---------
         Net cash used by investing activities             (1,208)           (5,824)          (18,836)
                                                          --------        ----------         ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                      -                 -             6,150
   Lease costs                                                  -                 -               (13)
   Principal payments under capital lease obligations        (127)             (175)           (2,933)
   Proceeds from issuance of Common Stock                       -                 -                31
   Proceeds from issuance of Preferred Stock                    -                 -            23,896
   Proceeds from stock offerings, net                           -            66,570           132,459
   Proceeds from exercise of stock options                     29               926             2,102
   Proceeds from employee stock purchase plan exercise          -                 -               475
   Repayment of notes receivable from stockholders             24                64               227
   Warrant issuance                                            --                --             5,400
   Stock issuance costs                                         -                 -              (196)
                                                          -------         ---------          ---------
         Net cash provided (used) by financing activities     (74)           67,385           167,598
                                                          --------        ---------          --------
Net increase (decrease) in cash and cash equivalents       (7,089)           51,840            88,863
Cash and cash equivalents, beginning of period             16,920            37,023                 -
                                                          -------         ---------          --------
Cash and cash equivalents, end of period                  $ 9,831         $  88,863          $ 88,863
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

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 1999 financial statements and notes thereto included in the Company's 1999 Form 10-K/A filed with the Securities and Exchange Commission on March 30, 2001.

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

   The financial statements for the three months ended March 31, 2000 have been restated to reflect a reduction in revenue with a corresponding increase in additional paid-in capital for the $5.4 million fair value of a warrant issued to Roche in July 1999, and a change in accounting for reimbursement received from Roche in 1999 for clinical trial drug inventory subsequently consumed. The financial statements for the three months ended March 31, 1999 and 2000 have also been restated to reflect a change in accounting for stock options issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In addition, Staff Accounting Bulletin No. 101 has been applied retroactively to January 1, 2000 as the cumulative effect of a change in accounting principle resulting in deferral and amortization of the initial $10 million payment from Roche, net of the $5.4 million fair value of the warrant, over the research and development term of the Roche agreement. The cumulative period from inception (January 7, 1993) to March 31, 2000 has also been restated for these items.

   The net impact of the restatements described above increased net loss for the three months ended March 31, 1999 by $233,000 or $0.02 per share, increased net loss for the three months ended March 31, 2000 by $7.1 million or $0.47 per share, and increased the cumulative net loss from inception (January 7, 1993) to March 31, 2000 by $15.4 million. In addition, the cumulative effect of the change in accounting principle, net of current period amortization, increased net loss by $3.9 million or $0.27 per share for the three months ended March 31, 2000.

2. BASIC NET INCOME (LOSS) PER SHARE

    In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At March 31, 2000 there were 1,707,000 options to purchase common stock outstanding and a warrant to purchase 362,000 shares of common stock outstanding.


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

6. ROCHE COLLABORATION

   In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd to develop and market T20 and T1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for the two fusion inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made an initial cash payment to the Company of $10 million and will provide up to an additional $58 million in cash and funding upon achievement of developmental, regulatory and commercial milestones. In accordance with Staff Accounting Bulletin No. 101, the initial cash payment, net of the $5.4 million fair value of the warrant granted to Roche, is being amortized into revenue over the research and development term of the Roche agreement.

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

     We have lost money since inception and, as of March 31, 2000, had an accumulated deficit of approximately $87.8 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 2000

REVENUE. Total revenue increased from $81,000 for the three months ended March 31, 1999 to $210,000 for the three months ended March 31, 2000. Total revenue for the three months ended March 31, 1999 was entirely derived from SBIR grants. Total revenue for the three months ended March 31, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million value assigned to the warrant issued to Roche, over the research and development term of the agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $4.1 million and $8.5 million for the three months ended March 31, 1999 and 2000, respectively. Gross research and development expenses increased during the three months ended March 31, 2000 because we:

o continued three Phase II clinical trials for T20,

o initiated a fourth Phase II clinical trial for T20,

o continued a Phase I clinical trial for T1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o increased the number of our personnel to support these activities.

Non-cash compensation expense increased from $246,000 for the three months ended March 31, 1999 to $3.5 million for the three months ended March 31, 2000 due to the effect that increases in the market value of our stock during the quarter ended March 31, 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement we and Roche shared the development costs for T-20 and T-1249 incurred during the three months ended March 31, 2000.

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

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $1.8 million and $5.2 million for the three months ended March 31, 1999 and 2000, respectively. During 1999 we made a non-recurring accrual of severance costs for our former chief executive officer. Total expenses increased during the three months ended March 31, 2000 because in 2000 we:

o initiated several market research studies which are shared equally with Roche,

o expensed deferred compensation relating to stock options granted to consultants during 1999,

o added personnel to support our growth, and

o incurred professional fees to support our growth.

Non-cash compensation expense increased from $170,000 for the three months ended March 31, 1999 to $3.6 million for the three months ended March 31, 2000 due to the effect that increases in the market value of our stock during the quarter ended March 31, 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

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

                           PART II. OTHER INFORMATION


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

                                  EXHIBIT INDEX


Number        Description
------        -----------

10.1* Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000

11.1          Computations of Basic Loss Per Share

27.1          Financial Data Schedule

* Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000