Form 10-Q/A
period 2000-06-30
TRIMERIS INC
filed 2001-03-30
CIK 911326

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

       ------------------------------------------------------------------

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

Trimeris, Inc.

Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

         This Amendment No. 1 on Form 10-Q/A is being filed in order to restate the Company's financial statements as of, and for the quarterly and six month periods ended June 30, 1999 and 2000, and for the cumulative period from inception (January 7, 1993) to June 30, 2000 as described below.

         Under the terms of the Company's agreement with F. Hoffman -La Roche Ltd., or Roche, Roche made a cash payment in the amount of $10 million to the Company in July 1999, and in connection therewith the Company granted to Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The Company also received reimbursement from Roche in 1999 for clinical trial drug inventory subsequently consumed. The Company is restating its financial statements as of, and for the quarterly and six month periods ended June 30, 2000, and for the cumulative period from inception (January 7, 1993) to June 30 2000, to:

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

         The Company is also restating its financial statements as of, and for the quarterly and six month periods ended June 30, 1999 and 2000 and for the cumulative period from inception (January 7, 1993) to June 30, 2000 to reflect a change in accounting for stock options issued to non-employees in accordance with Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." As a result of this change in accounting, the measurement date used to calculate non-cash compensation expense incurred by the Company for stock options granted to non-employees is considered to be the date when all services are rendered.

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

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)


                                                                        December 31,        June 30,
                                                                           1999               2000
                                                                           ----               ----
                                                                                          (unaudited)
                                                                                           (restated)
Assets
Current assets:
   Cash and cash equivalents                                            $    37,023        $  52,452
   Short-term investments                                                    10,775           45,226
   Accounts receivable - Roche                                                  144            5,015
   Accounts receivable                                                           24               13
   Prepaid expenses                                                             268              301
                                                                        -----------       ----------
     Total current assets                                                    48,234          103,007

Property, furniture and equipment, net                                        2,585            3,368
                                                                        -----------       ----------
Other assets:
   Patent costs, net                                                            643              805
   Equipment deposits                                                           188              228
                                                                        -----------       ----------
     Total other assets                                                         831            1,033
                                                                        -----------       ----------
     Total assets                                                       $    51,650       $  107,408
                                                                        ===========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $     6,159       $    7,080
   Current installments of capital lease obligations                            717              944
   Accrued compensation                                                       1,028            1,139
   Deferred revenue - Roche                                                      --              840
   Accrued expenses                                                           3,474            3,607
                                                                        -------------     ----------
     Total current liabilities                                               11,378           13,610
Obligations under capital leases, excluding current installments              1,206            1,409
Deferred revenue - Roche                                                         --            2,920
                                                                        -----------       ----------
     Total liabilities                                                       12,584           17,939
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value per share,
     10,000 shares authorized, zero shares issued and outstanding at
     December 31, 1999 and June 30, 2000 (unaudited)                             --               --
   Common Stock at $.001 par value per share, 30,000
     and 60,000 shares authorized, 13,765 and 15,699 shares
     issued and outstanding at December 31, 1999 and
     June 30, 2000 (unaudited), respectively                                     14               16
   Additional paid-in capital                                               112,908          193,978
   Deficit accumulated during the development stage                         (71,298)        (102,575)
   Deferred compensation                                                     (2,453)          (1,925)
   Notes receivable from stockholders                                          (105)             (25)
                                                                        ------------      -----------
     Net stockholders' equity                                                39,066           89,469
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $    51,650       $  107,408
                                                                        ============      ==========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)
                                   (restated)

                                                                                          Cumulative
                                         Three Months                Six Months          From Inception
                                        Ended June 30,              Ended June 30,     (January 3, 1993)
                                      ------------------          ------------------       To June 30,
                                      1999         2000           1999         2000           2000
                                      ----         ----           ----         ----           ----

Revenue                             $      -     $     210    $      81     $     420      $     6,054
                                    --------     ---------    ---------     ---------      -----------

Operating expenses:
   Research and development:
     Non-cash compensation               438         3,063          684         6,567            9,755
     Other research and
       development expense             4,982         8,199        8,853        13,241           68,947
                                    --------     ---------    ---------     ---------      -----------
   Total research and
     development expense               5,420        11,262        9,537        19,808           78,702
                                    --------     ---------    ---------     ---------      -----------
   General and administrative:
     Non-cash compensation               410         3,438          580         7,044           10,363
     Other general and
       administrative expense          1,379         1,794        2,962         3,431           21,149
                                    --------     ---------    ---------     ---------      -----------
     Total general and
       administrative expense          1,789         5,232        3,542        10,475           31,512
                                    --------     ---------    ---------     ---------      -----------

     Total operating
       expenses                        7,209        16,494       13,079        30,283          110,214
                                    --------     ---------    ---------     ---------      -----------

Operating loss                        (7,209)      (16,284)     (12,998)      (29,863)        (104,160)
                                    ---------    ----------   ----------    ----------     ------------

Other income (expense):
   Interest income                       257         1,611          488         2,877            7,067
   Interest expense                      (43)          (57)         (85)         (111)          (1,302)
                                    ---------    ----------   ----------    ----------     ------------
                                         214         1,554          403         2,766            5,765
                                    --------     ---------    ---------     ---------      -----------

   Net loss before cumulative
     effect of change in
     accounting principle             (6,995)      (14,730)     (12,595)    $ (27,097)         (98,395)
   Cumulative effect of change
     in accounting principle              --            --           --        (4,180)          (4,180)
                                    --------     ---------    ---------     ----------     ------------
   Net loss                         $ (6,995)    $ (14,730)   $ (12,595)    $ (31,277)     $  (102,575)
                                     ========    ==========   ==========    ==========     ============

Basic net loss per share:
   Before cumulative effect of
     accounting change              $  (0.61)    $   (0.94)  $    (1.14)   $    (1.77)
   Accounting change                      --            --           --         (0.27)
                                    --------     ----------   ---------     ----------
Basic net loss per share               (0.61)    $   (0.94)  $    (1.14)   $    (2.04)
                                    ========     ==========   ===========  ============

Weighted average
   shares used in per share
   computations                       11,521        15,652       11,070        15,299
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                   (restated)


                                                                                             Cumulative
                                                               Six Months Ended            From Inception
                                                                   June 30,              (January 3, 1993)
                                                             ---------------------          To June 30,
                                                             1999             2000              2000
                                                             ----             ----              ----
Cash flows from operating activities:
   Net loss                                              $(12,595)         $(31,277)        $(102,575)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                             413               599             4,183
     Other amortization                                        10                 -                83
     Amortization of deferred revenue - Roche                  --              (420)             (420)
     Non-cash compensation expense                          1,264            13,611            20,118
     401(K) plan stock match                                    -                 -               528
     Provision for equipment held for resale                    -                 -                61
     Stock issued for consulting services                       -                 -                 5
     Stock issued to repay interest on notes to
       stockholders                                             -                 -               195
     Debt issued for research and development                   -                 -               194
     Cumulative effect of change in accounting principle        -             4,180             4,180
     Loss on disposal of property and equipment                 -                 -                16
   Changes in operating assets and liabilities:
       Accounts receivable and loans to employees              42                11               (13)
       Accounts receivable - Roche                              -            (4,871)           (5,015)
       Prepaid expenses                                       (23)              (33)             (301)
       Other assets                                           (32)              (40)             (228)
       Accounts payable                                       228               921             7,080
       Accrued compensation                                   482               111             1,139
       Accrued expenses                                       692               133             3,517
                                                          -------          --------          --------
         Net cash used by operating activities             (9,519)          (17,075)          (67,253)
                                                          --------         ---------         ---------
Cash flows from investing activities:
   Purchases of short-term investments                     (9,753)          (34,451)          (45,226)
   Purchases of property and equipment                       (855)             (578)           (2,082)
   Equipment held for resale                                    -                 -               (61)
   Organization costs                                           -                 -                (8)
   Patent costs                                               (66)             (162)             (826)
                                                          --------         ---------         ---------
         Net cash used by investing activities            (10,674)          (35,191)          (48,203)
                                                          --------         ---------         ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                      -                 -             6,150
   Lease costs                                                  -                 -               (13)
   Principal payments under capital lease obligations        (267)             (374)           (3,132)
   Proceeds from issuance of Preferred Stock                    -                 -            23,896
   Proceeds from issuance of Common Stock                  31,357            66,570           132,490
   Proceeds from exercise of stock options                    827             1,227             2,403
   Proceeds from employee stock purchase plan exercise         73               192               667
   Repayment of notes receivable from stockholders            108                80               243
   Warrant issuance                                            --                --             5,400
   Stock issuance costs                                         -                 -              (196)
                                                          -------          --------          ---------
         Net cash provided  by financing activities        32,098            67,695           167,908
                                                          -------          --------          --------
Net increase in cash and cash equivalents                  11,905            15,429            52,452
Cash and cash equivalents, beginning of period             16,920            37,023                 -
                                                          -------          --------          --------
Cash and cash equivalents, end of period                  $28,825           $52,452          $ 52,452
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

   The financial statements for the three and six month periods ended June 30, 2000 have been restated to reflect a reduction in revenue with a corresponding increase in additional paid-in capital for the $5.4 million fair value of a warrant issued to Roche in July 1999, and a change in accounting for reimbursement received from Roche in 1999 for clinical trial drug inventory subsequently consumed. The financial statements for the three and six month periods ended June 30, 1999 and 2000 have also been restated to reflect a change in accounting for stock options issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In addition, Staff Accounting Bulletin No. 101 has been applied retroactively to January 1, 2000 as the cumulative effect of a change in accounting principle resulting in deferral and amortization of the initial $10 million payment from Roche, net of the $5.4 million fair value of the warrant, over the research and development term of the Roche agreement. The cumulative period from inception (January 7, 1993) to June 30, 2000 has also been restated for these items.

   The net impact of the restatements described above increased net loss for the three months ended June 30, 1999 by $665,000 or $0.06 per share and increased net loss for the three months ended June 30, 2000 by $6.3 million or $0.40 per share,. The net impact of the restatements described above increased net loss for the six months ended June 30, 1999 by $898,000 or $0.08 per share, increased net loss for the six months ended June 30, 2000 by $13.4 million or $0.87 per share, and increased the cumulative net loss from inception (January 7, 1993) to June 30, 2000 by $21.7 million. In addition, the cumulative effect of the change in accounting principle, net of current period amortization, increased net loss by $3.8 million or $0.25 per share for the six months ended June 30, 2000.

2. BASIC NET INCOME (LOSS) PER SHARE

   In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants would have an antidilutive effect. At June 30, 2000 there were 1,678,000 options to purchase common stock outstanding and a warrant to purchase 362,000 shares of common stock outstanding.

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

     We have lost money since inception and, as of June 30, 2000, had an accumulated deficit of approximately $102.6 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUE. There was no revenue for the three months ended June 30, 1999. Total revenue for the three months ended June 30, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant, over the research and development term of the agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $5.4 million and $11.3 million for the three months ended June 30, 1999 and 2000, respectively. Gross research and development expenses increased during the three months ended June 30, 2000 because we:

o continued four Phase II clinical trials for T-20,

o continued a Phase I clinical trial for T-1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o increased the number of our personnel to support these activities.

Non-cash compensation expense increased from $438,000 for the three months ended June 30, 1999 to $3.1 million for the three months ended June 30, 2000 due to the effect that increases in the market value of our stock during the quarter ended June 30, 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement we and Roche shared the development costs for T-20 and T-1249 incurred during the three and six months ended June 30, 2000.

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

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $1.8 million and $5.2 million for the three months ended June 30, 1999 and 2000, respectively. Total expenses increased during the three months ended June 30, 2000 because in 2000 we:

o continued several market research studies which are shared equally with Roche,

o expensed deferred compensation relating to stock options granted to consultants during 1999,

o added personnel to support our growth, and

o incurred professional fees to support our growth.

Non-cash compensation expense increased from $410,000 for the three months ended June 30, 1999 to $3.4 million for the three months ended June 30, 2000 due to the effect that increases in the market value of our stock during the quarter ended June 30, 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

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


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUE. Total revenue increased from $81,000 for the six months ended June 30, 1999 to $420,000 for the six months ended June 30, 2000. Total revenue for the six months ended June 30, 1999 was entirely derived from SBIR grants which were completed as of June 30, 2000. We currently do not expect to receive additional future revenue from SBIR grants. Total revenue for the six months ended June 30, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant, over the research and development term of the agreement.


RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $9.5 million and $19.8 million for the six months ended June 30, 1999 and 2000, respectively. Gross research and development expenses increased during the six months ended June 30, 2000 because we:

o continued three Phase II clinical trials for T-20,

o initiated a fourth Phase II clinical trial for T-20,

o continued a Phase I clinical trial for T-1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o increased the number of our personnel to support these activities.

Non-cash compensation expense increased from $684,000 for the six months ended June 30, 1999 to $6.6 million for the six months ended June 30, 2000 due to the effect that increases in the market value of our stock during the six months ended June 30, 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement we and Roche shared the development costs for T-20 and T-1249 incurred during the three and six months ended June 30, 2000.

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

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $3.5 million and $10.5 million for the six months ended June 30, 1999 and 2000, respectively. During 1999, we made a non-recurring accrual of severance costs for our former chief executive officer. Total expenses increased during the six months ended June 30, 2000 because we:

o initiated several market research studies which are shared equally with Roche,

o expensed deferred compensation relating to stock options granted to consultants during 1999,

o added personnel to support our growth, and

o incurred professional fees to support our growth.

Non-cash compensation expense increased from $580,000 for the six months ended June 30, 1999 to $7.0 million for the six months ended June 30, 2000 due to the effect that increases in the market value of our stock during the six months ended June 30, 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

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

     In July 2000, we entered into a derivative transaction with a financial institution that generated $2.8 million in option premiums to us. Under this transaction, we may elect to settle by issuing up to 300,000 shares of our common stock to the financial institution at prescribed prices which are significantly higher than our current price per share or making a cash payment to the financial institution. We expect to settle this transaction by issuing shares. At the same time, we entered into another derivative transaction with the same financial institution on shares of our common stock, at no net cash premium to us. Under this transaction, we may elect to settle by issuing up to 125,000 shares of our common stock to the financial institution at prescribed prices which are significantly higher than our current price per share or receiving a cash payment from the financial institution. All of these derivative transactions expire or mature in July 2001. The financial institution has advised us that it has engaged and may continue to engage in transactions, including the buying and selling shares of our common stock, to offset its risks related to these transactions, which may or may not affect the market price of our stock.

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

                                  EXHIBIT INDEX


Number            Description
------            -----------

3.1*              Fourth Amended and Restated Certificate of Incorporation

10.1*             Form of Equity Option Confirmation for Capped Call Option
                  Transaction

10.2*             Form of Equity Option Confirmation for Call Option Transaction

27.1              Financial Data Schedule

* Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000