Form 10-Q/A
period 2000-09-30
TRIMERIS INC
filed 2001-03-30
CIK 911326

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

  ----------------------------------------------------------------------------

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

Trimeris, Inc.

Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

         This Amendment No. 1 on Form 10-Q/A is being filed in order to restate the Company's financial statements as of, and for the quarterly and nine month periods ended September 30, 1999 and 2000, and for the cumulative period from inception (January 7, 1993) to September 30, 2000 as described below.

         Under the terms of the Company's agreement with F. Hoffman-La Roche Ltd., or Roche, Roche made a cash payment in the amount of $10 million to the Company in July 1999, and in connection therewith the Company granted to Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The Company also received reimbursement from Roche in 1999 for clinical trial drug inventory subsequently consumed. The Company is restating its financial statements as of, and for the quarterly and nine month periods ended September 30, 1999 and 2000 and for the cumulative period from inception (January 7, 1993) to September 30, 2000, to:

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

         The Company is also restating its financial statements as of, and for the quarterly and nine month periods ended September 30, 1999 and 2000 and for the cumulative period from inception (January 7, 1993) to September 30, 2000 to reflect a change in accounting for stock options issued to non-employees in accordance with Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." As a result of this change in accounting, the measurement date used to calculate non-cash compensation expense incurred by the Company for stock options granted to non-employees is considered to be the date when all services are rendered.

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

                                                      Trimeris, Inc.
                                                      --------------
                                                      (Registrant)

March 30, 2001                               /s/   DANI P. BOLOGNESI
                                             ------------------------
                                                   Dani P. Bolognesi, Ph.D.
                                                   Chief Executive Officer
                                                   and Chief Scientific Officer
                                                   (principal executive officer)

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)

                                                                        December 31,      September 30,
                                                                            1999               2000
                                                                        ------------      -------------
                                                                                           (unaudited)
                                                                                           (restated)
Assets
Current assets:
   Cash and cash equivalents                                            $    37,023        $  59,611
   Short-term investments                                                    10,775           35,416
   Accounts receivable - Roche                                                  144                -
   Accounts receivable - other                                                   24                8
   Prepaid expenses                                                             268              235
                                                                        -----------       ----------
     Total current assets                                                    48,234           95,270

Property, furniture and equipment, net                                        2,585            3,720
                                                                        -----------       ----------
Other assets:
   Patent costs, net                                                            643              900
   Equipment deposits                                                           188              236
                                                                        -----------       ----------
     Total other assets                                                         831            1,136
                                                                        -----------       ----------
     Total assets                                                       $    51,650       $  100,126
                                                                        ===========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $     6,159       $    2,084
   Accounts payable - Roche                                                       -            1,314
   Current installments of capital lease obligations                            717            1,016
   Accrued compensation                                                       1,028            1,651
   Deferred revenue - Roche                                                      --              840
   Accrued expenses                                                           3,474            3,019
                                                                        -----------       ----------
     Total current liabilities                                               11,378            9,924
Obligations under capital leases, excluding current installments              1,206            1,411
Deferred revenue - Roche                                                         --            2,710
                                                                        -----------       ----------
     Total liabilities                                                       12,584           14,045
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and
     outstanding at December 31,1999 and September 30, 2000 (unaudited)           -                -
   Common Stock at $.001 par value per share, 30,000
     and 60,000 shares authorized, 13,765 and 15,781 shares
     issued and outstanding at December 31, 1999 and
     September 30, 2000 (unaudited), respectively                                14               16
   Additional paid-in capital                                               112,908          198,852
   Deficit accumulated during the development stage                         (71,298)        (111,104)
   Deferred compensation                                                     (2,453)          (1,658)
   Notes receivable from stockholders                                          (105)             (25)
                                                                        -----------       ----------
     Total stockholders' equity                                              39,066           86,081
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $    51,650       $  100,126
                                                                        ===========       ==========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)
                                   (restated)


                                                                                              Cumulative
                                           Three Months               Nine Months           From Inception
                                        Ended September 30,       Ended September 30,      (January 3, 1993)
                                      ------------------------    -------------------      To September 30,
                                      1999           2000           1999       2000             2000
                                      ----           ----           ----       ----             ----
Revenue                             $  4,600       $     210    $   4,681   $     630        $     6,264
                                    --------       ---------    ---------   ---------        -----------

Operating expenses:
   Research and development:
     Non-cash compensation               475             475        1,159       7,042             10,230
     Other research and
       development expense             2,894           6,825       11,747      20,066             75,772
                                    --------       ---------    ---------   ---------        -----------
   Total research and
     development expense               3,369           7,300       12,906      27,108             86,002
                                    --------       ---------    ---------   ---------        -----------
   General and administrative:
     Non-cash compensation               687           1,158        1,267       8,202             11,521
     Other general and
       administrative expense          1,491           1,929        4,453       5,360             23,078
                                    --------       ---------    ---------   ---------        -----------
     Total general and
       administrative expense          2,178           3,087        5,720      13,562             34,599
                                    --------       ---------    ---------   ---------        -----------

     Total operating
       expenses                        5,547          10,387       18,626      40,670            120,601
                                    --------       ---------    ---------   ---------        -----------

Operating loss                          (947)        (10,177)     (13,945)    (40,040)          (114,337)
                                    ---------      ----------   ----------  ----------       ------------

Other income (expense):
   Interest income                       633           1,702        1,121       4,579              8,769
   Interest expense                      (28)            (54)        (113)       (165)            (1,356)
                                    ---------      ----------   ----------  ----------       ------------
                                         605           1,648        1,008       4,414              7,413
                                    --------       ---------    ---------   ---------        -----------

   Net loss before cumulative
     effect of change in
     accounting principle               (342)         (8,529)     (12,937)  $ (35,626)          (106,924)
   Cumulative effect of change
     in accounting principle              --              --           --      (4,180)            (4,180)
                                    --------       ---------    ---------   ----------       ------------
   Net loss                         $   (342)      $  (8,529)   $ (12,937)  $ (39,806)       $  (111,104)
                                     ========      ==========   ==========  ==========       ============

Basic net loss per share:
   Before cumulative effect of
     accounting change              $  (0.03)    $     (0.54)  $    (1.17)  $   (2.32)
   Accounting change                      --              --           --       (0.27)
                                    --------       ----------   ---------   ----------
Basic net loss per share               (0.03)    $     (0.54)  $    (1.17)  $   (2.59)
                                    ========       ==========   ==========  ==========

Weighted average
   shares used in per share
   computations                       13,678          15,653       11,070      15,356
                                    ========       =========    =========   =========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)
                              (restated)


                                                                                            Cumulative
                                                                Nine Months Ended          From Inception
                                                                    September 30,         (January 3, 1993)
                                                             ---------------------          To September 30,
                                                             1999             2000              2000
                                                             ----             ----              ----
Cash flows from operating activities:
   Net loss                                              $(12,937)         $(39,806)        $(111,104)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                             689               940             4,524
     Other amortization                                        10                10                93
     Amortization of deferred revenue- Roche                   --              (630)             (630)
     Non-cash compensation expense                          2,426            15,244            21,751
     401(K) plan stock match                                    -                 -               528
     Provision for equipment held for resale                    -                 -                61
     Stock issued for consulting services                       -                 -                 5
     Stock issued to repay interest on notes to stockholders    -                 -               195
     Debt issued for research and development                   -                 -               194
     Cumulative effect of change in accounting principle        -             4,180             4,180
     Loss on disposal of property and equipment                 -                 -                16
   Changes in operating assets and liabilities:
       Accounts receivable and loans to employees              41                16                (8)
       Accounts receivable - Roche                         (3,720)              144                 -
       Prepaid expenses                                       102                33              (235)
       Other assets                                           (67)              (48)             (236)
       Accounts payable                                      (464)           (4,075)            2,084
       Accounts payable - Roche                                 -             1,314             1,314
       Accrued compensation                                   289               623             1,651
       Accrued expenses                                     2,171              (455)            2,929
                                                          -------          ---------         --------
         Net cash used by operating activities            (11,460)          (22,510)          (72,688)
                                                          --------         ---------         ---------
Cash flows from investing activities:
   Purchases of short-term investments, net               (16,542)          (24,641)          (35,416)
   Purchases of property and equipment                       (442)             (952)           (2,456)
   Equipment held for resale                                    -                 -               (61)
   Organization costs                                           -                 -                (8)
   Patent costs                                              (140)             (267)             (931)
                                                          --------         ---------         ---------
         Net cash used by investing activities            (17,124)          (25,860)          (38,872)
                                                          --------         ---------         ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                      -                 -             6,150
   Lease costs                                                  -                 -               (13)
   Principal payments under capital lease obligations        (360)             (619)           (3,377)
   Proceeds from issuance of Preferred Stock                    -                 -            23,896
   Proceeds from issuance of Common Stock                       -                 -                31
   Proceeds from public offerings, net                     31,357            66,570           132,459
   Proceeds from sale of options                                -             2,796             2,796
   Proceeds from exercise of stock options                    983             1,939             3,115
   Proceeds from employee stock purchase plan exercise         73               192               667
   Repayment of notes receivable from stockholders            110                80               243
   Warrant issuance                                         5,400                --             5,400
   Stock issuance costs                                        --                --              (196)
                                                          -------          --------          ---------
         Net cash provided by financing activities         37,563            70,958           171,171
                                                          -------          --------          --------
Net increase in cash and cash equivalents                   8,979            22,588            59,611
Cash and cash equivalents, beginning of period             16,920            37,023                 -
                                                          -------          --------          --------
Cash and cash equivalents, end of period                  $25,899           $59,611          $ 59,611
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

         The financial statements for the three and nine month periods ended September 30, 2000 have been restated to reflect a reduction in revenue with a corresponding increase in additional paid-in capital for the $5.4 million fair value of a warrant issued to Roche in July 1999, and a change in accounting for reimbursement received from Roche in 1999 for clinical trial drug inventory subsequently consumed. The financial statements for the three and nine month periods ended September 30, 1999 and 2000 have also been restated to reflect a change in accounting for stock options issued to non-employees in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In addition, Staff Accounting Bulletin No. 101 has been applied retroactively to January 1, 2000 as the cumulative effect of a change in accounting principle resulting in deferral and amortization of the initial $10 million payment from Roche, net of the $5.4 million fair value of the warrant, over the research and development term of the Roche agreement. The cumulative period from inception (January 7, 1993) to September 30, 2000 has also been restated for these items.

         The net impact of the restatements described above decreased net loss for the three months ended September 30, 1999 by $671,000 or $0.05 per share and increased net loss for the three months ended September 30, 2000 by $1.4 million or $0.09 per share,. The net impact of the restatements described above increased net loss for the nine months ended September 30, 1999 by $227,000 or $0.02 per share, increased net loss for the nine months ended September 30, 2000 by $14.8 million or $0.96 per share, and increased the cumulative net loss from inception (January 7, 1993) to September 30, 2000 by $23.1 million. In addition, the cumulative effect of the change in accounting principle, net of current period amortization, increased net loss by $3.6 million or $0.23 per share for the nine months ended September 30, 2000.

2.       BASIC NET INCOME (LOSS) PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net income (loss) per common share is the same as basic net income (loss) per common share for all periods other than the three months ended September 30, 1999, as common equivalent shares from stock options and stock warrants would have an antidilutive effect. At September 30, 2000 there were 1,719,000 stock options and a warrant to purchase 362,000 shares of common stock outstanding.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

         We have lost money since inception and, as of September 30, 2000, had an accumulated deficit of approximately $111.1 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUE. Total revenue decreased from $4.6 million for the three months ended September 30, 1999 to $210,000 for the three months ended September 30, 2000. Total revenue for the three months ended September 30, 1999 consisted of the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T-20 and T-1249, net of the $5.4 million fair value of a warrant issued to Roche in July 1999. Total revenue for the three months ended September 30, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million value assigned to the warrant, over the research and development term of the agreement in accordance with SAB 101.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $3.4 million and $7.3 million for the three months ended September 30, 1999 and 2000, respectively. Gross research and development expenses increased during the three months ended September 30, 2000 because we:

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

Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement we and Roche shared the development costs for T-20 and T-1249 incurred since July 1, 1999.

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

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $2.2 million and $3.1 million for the three months ended September 30, 1999 and 2000, respectively. During the three months ended September 30, 1999, we made a non-recurring accrual of severance costs for our former president. Total expenses increased during the three months ended September 30, 2000 because in 2000 we:

o continued several market research studies which are shared equally with Roche,

o expensed deferred compensation relating to stock options granted to consultants during 1999,

o        added personnel to support our growth, and

o        incurred professional fees to support our growth.

Non-cash compensation expense increased from $687,000 for the three months ended September 30, 1999 to $1.2 million for the three months ended September 30, 2000 due to the effect that increases in the market value of our stock during the three months ended September 30, 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

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


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUE. Total revenue decreased from $4.7 million for the nine months ended September 30, 1999 to $630,000 for the nine months ended September 30, 2000. Total revenue for the nine months ended September 30, 1999 was derived from SBIR grants which were completed as of June 30, 2000 and the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T-20 and T-1249, net of the $5.4 million fair value of a warrant issued to Roche in July 1999. Total revenue for the nine months ended September 30, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million value assigned to the warrant issued to Roche, over the research and development term of the agreement in accordance with SAB 101.


RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $12.9 million and $27.1 million for the nine months ended September 30, 1999 and 2000, respectively. Gross research and development expenses increased during the nine months ended September 30, 2000 because we:

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

Non-cash compensation expense increased from $1.2 million for the nine months ended September 30, 1999 to $7.0 million for the nine months ended September 30, 2000 due to the effect that increases in the market value of our stock during the nine months ended September 30, 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement we and Roche shared the development costs for T-20 and T-1249 incurred since July 1, 1999.

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


GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $5.7 million and $13.6 million for the nine months ended September 30, 1999 and 2000, respectively. During 1999, we made a non-recurring accrual of severance costs for our former chief executive officer and our former president. Total expenses increased during the nine months ended September 30, 2000 because we:

o initiated several market research studies which are shared equally with Roche,

o expensed deferred compensation relating to stock options granted to consultants during 1999,

o        added personnel to support our growth, and

o        incurred professional fees to support our growth.

Non-cash compensation expense increased from $1.3 million for the nine months ended September 30, 1999 to $8.2 million for the nine months ended September 30, 2000 due to the effect that increases in the market value of our stock during the nine months ended September 30, 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

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

Liquidity and Capital Resources

         Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, and a private placement of common stock in February 2000. Net cash used by operating activities was $11.5 million and $22.5 million for the nine months ended September 30, 1999 and 2000, respectively. The cash used by operating activities was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and increased for the nine months ended September 30, 2000 because of increased research and development activities, and the non-recurring $10.0 million payment received from Roche in 1999. Cash used by investing activities was $17.1 million and $25.9 million for the nine months ended September 30, 1999 and 2000, respectively. The increase for the nine months ended September 30, 2000 was due to the purchase of short-term investments as a result of proceeds from our private placement of common stock in February 2000.

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

                  Ongoing T-20 Clinical Trials

                  Phase II -- T20-205. T20-205 is a Phase II trial initiated in January 1999 in which T-20 was given in combination with oral anti-HIV drugs to 71 treatment experienced HIV-1 infected adults who had received T-20 during earlier trials. Fifty mg of T-20 was given twice daily via subcutaneous injection. Combinations of the oral anti-HIV drugs were individualized to each patient and were chosen based on genotypic analysis evaluating patients' resistance to anti-HIV medications. In January 2000, we extended T20-205 beyond the initial 48 week duration because patients in the trial appeared to continue receiving clinical benefit. Patients will continue to receive T-20 therapy at their election, as long as they show clinical benefit. In July 2000, we reported data from this trial. At 48 weeks, 23 of 41 patients exhibited reductions in the amount of HIV in their blood that were 10-fold lower than baseline and/or were reduced below the lower limit of the Roche AMPLICOR HIV-1 MONITOR(TM) assay. This translates to a response rate of 56% of patients completing 48 weeks of treatment or 33% of the entire population who entered the study.

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

         (b)  Reports on Form 8-K

              None.

                                  EXHIBIT INDEX


Number           Description
------           -----------

27.1             Financial Data Schedule