Form 10-K
period 2000-12-31
TRIMERIS INC
filed 2001-04-02
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 29, 2001 was approximately $375,216,000 (based on the last sale price of such stock as reported by the Nasdaq National Market System on March 29, 2001):

       The number of shares of the registrant's Common Stock outstanding as of March 23, 2001 was 15,951,356

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

                                 TRIMERIS, INC.

                             FORM 10-K ANNUAL REPORT

                   For the Fiscal Year Ended December 31, 2000

                                Table of Contents

Item Number                                                                                 Page
-----------                                                                                 ----
PART I.

Item 1.        Business                                                                        1

Item 2.        Properties                                                                     28

Item 3.        Legal Proceedings                                                              28

Item 4.        Submission of  Matters to a Vote of Security Holders                           28

PART II.

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters          28

Item 6.        Selected Financial Data                                                        30

Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          32

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                     37

Item 8.        Financial Statements and Supplementary Data                                    38

Item 9.        Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure                                                       38

PART III.

Item 10.       Directors and Executive Officers of the Registrant                             39

Item 11.       Executive Compensation                                                         39

Item 12.       Security Ownership of Certain Beneficial Owners and Management                 39

Item 13.       Certain Relationships and Related Transactions                                 39

PART IV.

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K               40

Signature Page                                                                               II-1

Exhibit Index                                                                                II-2

                                     PART I.

Item 1.  Business

    Statements in this Annual Report on Form 10-K that are not historical fact are forward-looking statements. These forward-looking statements include statements regarding Trimeris, Inc.'s expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of this Annual Report on Form 10-K. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the "Risk Factors" section in this Annual Report on Form 10-K for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.


Overview

         We are engaged in the discovery and development of a new class of antiviral therapeutics called viral fusion inhibitors, or FIs. Viral fusion is a complex process by which viruses attach to and penetrate host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, our products under development offer a novel mechanism of action to treat many serious viral diseases.

         Our most advanced product candidates, T-20 and T-1249, are for the treatment of human immunodeficiency virus - type I, or HIV. T-20 is a first generation FI which prevents HIV from entering and infecting cells. T-1249 is a rationally designed second generation FI in an earlier stage of development.

         To date, we have tested T-20 in more than 200 patients, with the longest duration of treatment exceeding approximately two years. These studies suggest that T-20 is well-tolerated and has potent antiviral activity. The most common adverse event reported has been mild to moderate local skin irritations at the site of injection, or injection site reactions. We currently have four ongoing Phase II or Phase I/II clinical trials with respect to T-20 and recently initiated two Phase III clinical trials with respect to T-20. We plan to commence additional trials throughout 2001. T-20 has received "fast track" designation by the FDA for the treatment of HIV. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease, and this designation is intended to expedite the drug development process.

         In February 2001, we presented 16 week interim data from T20-206, an open-label, 71 patient, dose comparison Phase II trial, and interim data from T20-204, a 12 patient pediatric Phase I/II trial. Patients in T20-206 were randomized into four treatment arms with the control arm receiving a potent background regimen consisting of abacavir, amprenavir, efavirenz, and ritonavir. The remaining three treatment arms are receiving various dosage levels of T-20 via twice daily subcutaneous injection along with the background regimen. At 16 weeks, the median reduction of HIV in the patient's blood, commonly referred to as viral load, from the viral load at the beginning of the trial, commonly referred to as baseline viral load, for all patients across the three T-20 treatment groups was 2.6 log10 or 99.7%, compared to a median reduction of 2.16 log10 or 99.3% for the control arm. A measurement of (number) log10 equals 10 raised to the power of (number). 12 pediatric patients in T20-204 were randomly assigned to two treatment arms at different dosages. At eight weeks, this trial showed that T-20 was well-tolerated by children and that children receiving the higher dose experienced a ten-fold reduction in viral load from baseline viral load.

         In November 2000, we began enrolling patients in a multi-center Phase III clinical trial, T20-301, in North America, Mexico and Brazil. T20-301 is a 48 week, controlled, open label study which will enroll up to 525 HIV-infected patients with a planned interim analysis at 24 weeks. In this trial, patients will be randomly assigned to receive T-20 plus an optimized background regimen of anti-HIV drugs or an optimized regimen alone. The optimized regimen will be a combination of other anti-HIV drugs individually determined for each patient based on the genotypic and phenotypic analysis of the HIV virus in that patient's blood. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. T-20 will be administered via twice daily subcutaneous injections delivering 90 milligrams each using the formulation tested in our Phase II trial T20-208. In T20-208, analysis of the highest dose group indicated that a patient received a delivered dose of 90mg per dose. In January 2001, we also began enrolling patients in T20-302, a multi-center Phase III clinical trial with a protocol, or trial design, similar to T20-301. This trial will enroll up to 525 HIV-infected patients in Western Europe and Australia.

         Our second generation fusion inhibitor for HIV is T-1249. T-1249 has demonstrated potent HIV suppression in culture, commonly referred to as in vitro, and is highly active against a wide range of HIV strains in vitro, including strains resistant to T-20. Despite the fact that T-20 and T-1249 are members of the same class of fusion inhibitors and have a similar mechanism of action, T-1249 appears to have a different resistance profile than T-20. In addition, T-1249 has enhanced drug levels in the blood, commonly known as pharmacokinetic properties, which should allow once-daily administration. T-1249 has also received "fast track" designation by the FDA for the treatment of HIV.

         In February 2001, we presented two week interim data from T1249-101, an ongoing Phase I/II trial of T-1249 administered alone and not in combination with any other anti-HIV drugs. This trial evaluates the safety and preliminary antiviral activity of T-1249 in 72 HIV-infected adults, substantially all of whom had previously received other anti-HIV drugs. Data from this trial suggest that T-1249 was well-tolerated over the 14-day period and produced dose-related decreases in HIV viral load. As a result of this data, we have amended the protocol to continue this trial at increasing doses of T-1249.

         We have entered into a worldwide agreement with F. Hoffmann-La Roche Ltd, or Roche, to develop and market T-20 and T-1249. We will share expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay us royalties on net sales for a specified term. In addition, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which $12 million has been received to date.

         We have transferred the manufacturing process for T-20 to four third party contract manufacturers, including Roche, who have produced various clinical quantities of T-20. We have selected Roche's manufacturing facility to manufacture the commercial quantities of T-20.

         We are also pursuing research programs to develop fusion inhibitors that target various other viruses, including respiratory syncytial virus and human parainfluenza virus.


Overview of Viruses

         Viruses are parasites that take over the intracellular machinery of a cell and use it to make components that are necessary for viral replication. Viruses cause disease when their uncontrolled replication interferes with the basic function of the invaded cells. Different types of viruses cause specific diseases because each type of virus is attracted to a particular kind of cell. For instance, HIV is a virus that invades and kills white blood cells and can result in death when the affected immune system stops protecting against infection. The attraction of a virus for the cell it infects is based upon a specific interaction between the receptors on the surface of the target cell and the virus.

         Viral infection of cells occurs through a cyclical, multi-step process, consisting of viral entry, intracellular replication, and release. For many viruses, viral entry occurs in several sequential steps:

     o the virus recognizes a receptor on the surface of a target cell and attaches to it;

     o viral proteins rearrange themselves to bring the virus and the target cell into close proximity;

     o    the viral membrane fuses with the target cell membrane; and

     o    the virus injects its genetic material into the target cell.

         Once the viral genetic material is inside the target cell, this material then directs the target cell to produce viral proteins and enzymes that are necessary to complete the replication cycle of the virus. When viral replication is completed, newly formed viruses are released from the cell. These newly formed viruses spread by infecting new cells. The cycle is repeated when the replicated virus infects the new cells.

         Antiviral therapy may target any stage of the viral life cycle. Marketed antiviral therapies typically target specific enzymes that viruses use. Other compounds, including ours, that are in clinical development focus on the entry of the viruses into target cells.

Fusogenic Viruses

         Fusogenic viruses, such as HIV, respiratory syncytial virus and human parainfluenza virus, have an outer lipid envelope which fuses to the membranes of target cells during entry. Fusogenic viruses have viral proteins on their surface that undergo specific rearrangements upon contact with a target cell. These structural rearrangements draw the virus to the cell and allow the viral membrane to fuse with the target cell membrane. Non-fusogenic viruses, such as papilloma and polio virus, do not have envelope membranes and enter cells directly.

Overview of HIV

         HIV is a fusogenic virus that currently affects approximately 920,000 people in North America and nearly 540,000 people in Western Europe. It is estimated currently that an additional 41,000 people are newly infected with HIV each year in the U.S. alone. HIV attacks a class of white blood cells known as CD4+ T-cells and macrophages that are responsible for mounting a body's immune response against infection. By infecting these cells, HIV progressively disables the immune system, resulting in opportunistic infections, neurological dysfunctions, malignancies, and death. The amount of HIV virus present in a patient's bloodstream has been shown to be related directly to the patient's prognosis: the higher the viral load, the more compromised the patient's immune system becomes and the more likely he is to succumb to progressive diseases. This progression into other diseases in its most advanced stage is known as AIDS. In treating HIV infection, it is critical to reduce the patient's viral load in order to prolong survival. While significant progress has been made in combating HIV, noncompliance with, and resistance to, current therapies have created a heightened demand for new HIV therapies that work by novel mechanisms of action, have unique resistance profiles, and have fewer side effects.

         The conventional approach to treating HIV has been to lower viral loads by using drugs to inhibit two of the viral enzymes that are necessary for the virus to replicate: reverse transcriptase, or RT, and protease. There are currently three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, and protease inhibitors, or PIs. We will refer to NRTIs and NNRTIs collectively as RTIs. There are nine FDA-approved RTIs, and six FDA-approved PIs. Therapies based on certain combinations of RTIs and PIs have driven HIV viral loads in many patients for sustained periods to below amounts that are detectable by current diagnostic methods, commonly known as detectable levels. In 1999, deaths attributable to HIV infection were reduced to approximately 15,000 from 36,000 in 1998 due to improvements in treatment regimens. Because of the results achieved by the combined use of RTIs and PIs, total worldwide sales of approved RTIs and PIs exceeded $4.6 billion in 1999.

Current Treatment Limitations

         Despite the efficacy of these drugs, current HIV treatment continues to have limitations. These include toxic side effects, viral resistance to the drug, and complicated treatment regimens. Toxic side effects often occur when RTIs and PIs interact with cellular, rather than viral, enzymes and result in inhibition of normal cell functions even in uninfected cells. Because of these shortcomings, many HIV patients refuse to initiate therapy or refuse to adhere to the onerous therapeutic regimens. Current estimates suggest that only approximately 33% of people thought to be infected with HIV in the U.S., or only approximately 350,000 patients, are receiving anti-HIV drug therapy. In addition, an increasing number of patients on combination therapy are beginning to fail as the virus in their bloodstream acquires resistance to drugs included in combination therapy. Studies have shown that combination therapy fails to suppress viral load below detectable levels in a proportion of patients who begin therapy.

         Side Effects and Noncompliance. Data suggest that some HIV-infected patients refuse to commence or continue taking RTIs and PIs, either alone or in combination, because of side effects and difficult dosing regimens. Among those patients who attempt to adhere to regimens of combination therapy, the harsh side effects and difficult dosing regimens often cause some patients to miss doses or stop treatment for extended periods. Severe side effects commonly associated with currently-approved anti-HIV drugs include:

o    neurological disorders, including nightmares,

o    gastrointestinal disorders, such as diarrhea and nausea,

o    diabetes-like symptoms, and

o    abnormal redistribution of body fat and elevated cholesterol counts.

Dosing regimens that are common with many combination therapies of anti-HIV drugs can be onerous and can include:

o up to 30 pills daily, including anti-HIV drugs and other medications, at varying intervals throughout the day,

o specific dosing provisions such as taking pills with food or large volumes of liquid,

o    interrupting normal activities to take pills, and

o inability to take other drugs at the same time because of adverse drug interactions.

Even brief instances of noncompliance with the strict drug dosing regimens associated with these combination therapies may reduce the effectiveness of therapy and can accelerate a virus' resistance to the drugs. Data shows that currently, up to 40% of HIV patients do not fully comply with their therapeutic regimen.

         Resistance. HIV is prone to genetic mutations that produce strains of HIV that are resistant to currently-approved RTIs and PIs. Resistance occurs because viruses make trillions of copies of themselves and some copies will contain mutations in their genetic material. Mutations that confer a selective advantage, such as drug resistance, will enable mutant viruses to replicate even in the presence of an active drug. As a result, these mutants, while initially found in low frequency, can become the predominant strain in an infected patient undergoing drug therapy and can be transmitted to other individuals.

         Generally, an HIV virus that is resistant to one drug within a class is likely to become resistant to the entire class, a phenomenon known as cross-resistance. Attempts to reestablish suppression of HIV viral load by substituting different RT and PI combinations often fail because of cross-resistance. Studies suggest that currently, 10% to 20% of newly-infected HIV patients are infected with a strain of HIV that is resistant to at least one currently-approved anti-HIV drug.

HIV Fusion Inhibitors

         We have pioneered the discovery and development of a new class of anti-HIV compounds that works by a novel mechanism of action. This new class, called fusion inhibitors, prevents one of the crucial steps in viral entry from occurring by blocking the conformational rearrangement of HIV's fusogenic protein, gp41. T-20 is a first generation FI which prevents HIV from entering and infecting cells. T-1249 is a rationally designed second generation FI in an earlier stage of development.

         T-20

         T-20 is a peptide that has been shown in clinical trials to cause a dose-dependent decrease in HIV viral load. To date, we have tested T-20 in more than 200 patients, with the longest duration of treatment exceeding approximately two years. These studies suggest that T-20 is well-tolerated and has potent antiviral activity. The most common adverse event reported has been mild to moderate injection site reactions. We currently have four ongoing Phase II or Phase I/II clinical trials with respect to T-20 and recently initiated two Phase III clinical trials with respect to T-20. We plan to commence additional clinical trials throughout 2001. T-20 has received "fast track" designation by the FDA for the treatment of HIV.

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

         T-20 Clinical Development

         The following table lists in summary form the clinical trials we have undertaken to evaluate T-20:



                                                 Number of
                                                 Patients     Enrollment
Trial Number    Phase         Trial Design        Enrolled     Criteria        Status             Purpose
------------- ----------- ---------------------- ----------- -------------- -------------- -----------------------
TRI-001       Phase I/II  3 mg, 10 mg, 30 mg     17          HIV-infected   Completed      Proof of concept;
                          or 100 mg BID via IV                                             dose escalating
                          for 14 days                                                      monotherapy study

TRI-003       Phase II    12.5 mg, 25 mg, 50     78          Heavily        Completed      Route of
                          mg, 100 mg via pump                pretreated                    administration, dose
                          or 50 mg, 100 mg BID                                             comparison
                          for 28 days

T20-204       Phase I/II  30 mg/m2-60 mg/m2 BID  12          Ages 3-12,     In progress    Safety, tolerability
                                                             HIV-infected                  & pharmacokinetics
T20-205       Phase II    50 mg BID plus         70          Heavily        In progress    Rollover, chronic
                          background regimen                 pretreated                    administration

T20-206       Phase II    50 mg, 75 mg or 100    71          NNRTI Naive,   In progress    Randomized, dose
                          mg BID plus control                PI                            comparison
                          regimen or control                 experienced
                          regimen only

T20-208       Phase II    50 mg carbonate and    60          No anti-HIV    In progress    Formulation comparison
                          75 mg, or 100 mg                   restrictions
                          carbonate, or 100 mg
                          Tris formulation BID

T20-301       Phase III   90 mg BID plus         525         Experienced    In progress     Safety, efficacy &
                          background regimen                 with PIs,                      pharmacokinetics
                                                             NNRTIs and
                                                             NRTIs

T20-302       Phase III   90 mg BID plus         525         Experienced     In progress    Safety, efficacy &
                          background regimen                 with PIs,                      pharmacokinetics
                                                             NNRTIs and
                                                             NRTIs

         Interim Data from T20-206 (16 weeks), T-20-204 (12 weeks) and T20-205 (48 weeks)

         T20-206. In June 1999, we initiated T20-206, a 48 week Phase II clinical trial for T-20 to assess the antiviral activity and long-term safety of T-20 when used in combination with other anti-HIV drugs. The trial consists of four treatment groups:

     o arm A who received only the background regimen of 300 mg of abacavir twice daily, 1200 mg of amprenavir twice daily, 200 mg of ritonavir twice daily, 600 mg of efavirenz once daily, and

     o arms B, C and D who received 50mg, 75mg, and 100 mg, respectively, of T-20 via twice daily subcutaneous injection in addition to the background regimen.

T20-206 enrolled 71 HIV-infected individuals at several sites in the United States. At entry in the trial, all enrolled patients had prior exposure to NRTIs and PIs, but no prior exposure to NNRTIs.

         In February 2001, we announced 16 week interim data from T20-206. At week 16, the median maximum reduction in HIV viral load from the viral load at the beginning of the trial for all patients ranged from 2.16 log10 or 99.3% to
2.84 log10 or 99.9% across the T-20 treatment groups. The median maximum reduction in HIV viral load for patients with HIV viral loads greater than 20,000 copies/microliter at the beginning of the trial, was 2.64 log10 or 99.8% across the T-20 treatment groups versus 1.55 log10 or 97.2% for the control arm only. Data from 16 weeks suggest that T-20 is safe and active in combination with other anti-HIV therapy.

         T20-206 is ongoing and the next analysis of data is scheduled to occur based on 48-week data.

         T20-204. In November 1999, in collaboration with the Division of AIDS of the National Institute for Allergy and Infectious Diseases, or NIAID, we initiated a Phase I/II trial to evaluate the safety, tolerability and pharmacokinetics of T-20 in children living with HIV infection. The trial is managed by the Pediatric AIDS Clinical Trial Group, or PACTG, and has been designated as a fast-track study within the PACTG system.

         The trial is being conducted in two parts and has enrolled 12 pediatric patients ages three to 12. The first part, week one, examined safety parameters to establish a well-tolerated pediatric dose that provides target concentrations of T-20 in the blood. The second part, conducted over a twenty-four week period, evaluates the safety and tolerability of T-20 via twice daily subcutaneous injections in combination with a background of other anti-HIV drugs selected for each particular patient based on the patient's prior treatment history. Within seven days of dosing with T-20 as an addition to an inactive anti-HIV therapy, patients in the highest dose group had an average reduction in HIV viral load of approximately 10 fold from baseline at the beginning of the trial. At eight weeks, three of four patients in the lowest dose group and six of seven patients in the highest dose group continued to maintain a similar reduction in HIV viral load from baseline at the beginning of the trial. Data at the 12 week interim analysis suggest that short-term subcutaneous dosing of T-20 is well tolerated in pediatric patients.

         Of the 12 patients enrolled in the trial, one patient withdrew due to an aversion to the method of administration of T-20 via subcutaneous injection.

         T20-204 is ongoing and the next analysis of data is scheduled to occur based on 24-week data.

         T20-205. T20-205 is an ongoing Phase II trial that has been extended beyond its initial 48-week protocol. This trial involves 71 patients from earlier T-20 Phase I/II studies. In T20-205, 50 mg of T-20 is administered via subcutaneous injection in combination with oral anti-HIV drugs. Combinations of the oral anti-HIV drugs were optimized based on genotypic and phenotypic analysis of each patient's virus.

         At 48 weeks, 41 of the 71 patients were evaluated. No patients discontinued this trial due to T-20 related toxicity, but 14 patients discontinued this trial due to a virologic failure, or HIV viral load less than -0.5 log10 from baseline at the beginning of the trial. At 48 weeks, 23 of 41 patients or 56 % exhibited a decrease in HIV viral load of more than 1.0 log10 or less than 400 copies/ml, and 16 of 41 patients or 39 % had an HIV viral load below 400 copies/ml.

         At 48 weeks, the patients continued to tolerate T-20. Data suggest that T-20 in combination with other anti-HIV drugs may contribute to a lasting and clinically relevant suppression of HIV in the blood in patients with extensive prior anti-HIV treatment.

         Other Ongoing Trials of T-20

         T20-208. In March 2000, we initiated T20-208, a Phase II clinical trial for T-20 that will evaluate alternative formulations of T-20, which could lead to a simpler dosing regimen. The trial is designed to enroll up to 60 patients, and will evaluate two new formulations of T-20 compared to the formulation presently used in other ongoing clinical trials initiated prior to T20-208. All three formulations will be given as twice daily subcutaneous injections in combination with oral anti-HIV drugs selected for each patient on an individualized basis. From this trial, an interim analysis of the highest dose group indicated that a patient received a delivered dose of 90 mg per dose. We designed our Phase III protocols to reflect this information from T20-208. T20-208 is ongoing and we expect data from this trial to be available in 2001.

         T20-301. In November 2000, we began enrollment of T20-301, a 48-week Phase III clinical trial in North America, Mexico, and Brazil, that will evaluate the safety and pharmacokinetics of T-20 in up to 525 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs. In this trial, patients will be randomly assigned to receive an optimized background regimen of other anti-HIV drugs alone or in combination with twice daily subcutaneous injection delivering 90 mg of T-20 each. The background regimen will be optimized based on the genotype and phenotype of the patient's virus. T20-301 is ongoing and we expect data from this trial to be available in the future.


         T20-302. In January 2001, we began enrollment of T20-302, a 48-week Phase III clinical trial in Western Europe and Australia. The protocol for T20-302 is substantially similar to T20-301 and will also involve up to 525 HIV-infected patients.

         Side Effects. In all T-20 clinical studies to date, the most common adverse event was an injection site reaction that ranged from mild to moderate in severity and was characterized by redness of the skin, a bumpy thickening of the skin, and itching. Other adverse events included headache, nausea, fever, increased energy levels, weakness, diarrhea, and dizziness. We are unable to determine whether T-20 caused some of these results because the incidence of these adverse events was similar between those who received combinations that included T-20 and those who received combinations that did not include T-20.

         Antibodies. We have examined patient samples taken throughout the trials to assess potential antibody responses to T-20. Data at 48 weeks in the T20-205 trial show that T-20 does not appear to produce an immune response in the body that could compromise T-20's efficacy.

         Resistance. We are currently conducting T-20 resistance analysis of patients' blood samples taken throughout several ongoing clinical trials. Early genotypic and phenotypic analysis from the patient samples from the TRI-003 study where T-20 was given as monotherapy or in addition to an ineffective drug regimen in HIV infected patients revealed that emergence of resistance to T-20 is possible. We are conducting additional analysis to evaluate the emergence of T-20 resistance, when T-20 is given in combination with other anti-HIV drugs that are believed to be active. We expect however, that any resistance profile of T-20 will not overlap with the resistance profiles of currently-approved anti-HIV drugs because of T-20's novel mechanism of action.

         Future T-20 Clinical Trials

         Throughout the remainder of 2001, we expect to initiate additional clinical trials in the U.S. and internationally.

         T-1249

         T-1249 is our second generation fusion inhibitor for HIV virus. The history of HIV treatment has demonstrated that the existence of multiple drugs within the RT and PI classes have allowed for a variety of drug combinations and improved patient treatment. We believe that multiple HIV fusion inhibitors may enhance HIV therapy by providing an even broader range of treatment options. We intend to be a leader in HIV fusion inhibitors and to develop multiple drug candidates within this class.

         T-1249 binds to a region of the HIV gp41 surface protein that differs from the region bound to by T-20. Based on our knowledge of the structure of the gp41 protein, we designed T-1249, a 39 amino acid peptide, to bind more tightly to the gp41 protein, and included an amino acid sequence that we believe enhances the pharmacokinetic properties of the peptide. The pharmacokinetic properties of a drug relate to the level of a drug in the bloodstream. T-1249 has demonstrated favorable pharmacokinetics and potent HIV suppression in preclinical testing and is highly active against a wide range of HIV strains in vitro. Increased potency of T-1249 compared to T-20 may allow for lower drug quantities and less frequent dosing. The broad range of activity against many different strains of HIV in vitro suggests that T-1249 may possess a resistance profile distinct from RT and PIs as well as T-20.

         T-1249 Clinical Development

         T1249-101. In July 1999, we initiated T1249-101, a Phase I/II clinical trial designed to assess the safety and pharmacokinetics of T-1249. T1249-101 enrolled 72 HIV-infected individuals at several sites in the United States, with 61 patients completing the study. Three different daily doses of T-1249 were administered alone and not in combination with any other anti-HIV drugs for 14 days to HIV-infected adults by once or twice daily subcutaneous injection. Of the 72 patients randomized for the trial, nine withdrew before receiving T-1249 therapy, and two withdrew during the course of the therapy. For at least two weeks prior to entering the study, these patients had not received any other anti-HIV drugs. This trial protocol has been amended in order to evaluate further different daily doses of T-1249 by once daily subcutaneous injection and is ongoing.

         In February 2001, we announced interim data from T1249-101. Patients received T-1249 via once or twice daily subcutaneous injections alone and not in combination with any other anti-HIV drugs for 14 days at doses ranging from 6.25 mg per day to 50 mg per day. At entry into the trial, 98%, or 62 of 63, patients had a clinical history of exposure to a mean number of ten anti-HIV drugs. At 14 days, the median maximum reduction in viral load reduction from baseline at the beginning of the trial ranged from 0.1 log10 or 20.5% to 1.5 log10 or 96.8% across the treatment groups. Data suggest that T-1249 was well-tolerated over a 14-day period and there were dose-related decreases in HIV viral load.

         Side Effects. In T1249-101 the most common adverse event was injection site reaction that ranged from mild to moderate in severity and was characterized by redness of the skin, a bumpy thickening of the skin, and itching. Other adverse events included headache, pyrexia, diarrhea, and dizziness. Two serious adverse events were reported by two patients in the clinical study that we believe were treatment related. One patient reported a hypersensitivity reaction which included a bumpy rash, fever and oral ulcers and one patient reported neutropenia, a low white blood cell count. We are unable to determine whether T-1249 caused some of these results because there were no patients in our trials for comparison who received combinations that did not include T-1249.

         Pharmacokinetic Analyses. Analyses of drug levels in the blood, indicate that once-daily subcutaneous injection resulted in consistent blood levels of T-1249, with little variation throughout the dosing period. Therefore, we believe that once-daily subcutaneous injection will be the method of delivery and dosing period in the ongoing and future trials.


Collaboration with Roche

         We have entered into a worldwide agreement with Roche to develop and market T-20 and T-1249. We will share expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay us royalties on net sales for a specified term. In addition, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which $12 million has been received to date. We have selected Roche's facility to manufacture commercial quantities of T-20. For further information see - "Risk Factors - Our success in commercializing T-20 and T-1249 is dependent on our relationship with Roche."

Other Viral Fusion Inhibitor Programs

         Through our study and knowledge of the HIV fusion process, we have developed a proprietary technology platform aimed at discovering compounds that identify potential fusion targets in certain viruses that rely on fusion to penetrate host cells. Using our proprietary viral fusion platform technology, we have identified and filed patent applications disclosing numerous discrete peptide sequences that appear to inhibit fusion for several viruses. Our research programs for certain fusion viruses are set forth below.

o Respiratory Syncytial Virus. RSV causes pediatric bronchiolitis and pneumonia. In addition, RSV affects the elderly and immune-compromised individuals and is also thought to be a co-factor in increasing the frequency of inner ear infections in children. We have identified a series of peptide RSV fusion inhibitors and small molecules that may be effective in preventing or treating RSV infection. The anti-RSV peptides have shown potent, specific and selective inhibition of RSV infection in preclinical animal model testing. The anti-RSV small molecules have exhibited potent activity against RSV in laboratory tests. In addition, we have developed proprietary molecular screens, which will enable us to search for additional small molecule fusion inhibitors that are active against RSV.

o Human Parainfluenza Virus. Human parainfluenza virus, or HPIV, causes respiratory disease in young infants. No currently-approved drugs effectively treat HPIV infection. We have developed a series of peptides that inhibit HPIV in laboratory tests. In addition, we have developed proprietary molecular screens, which will enable us to search for additional small molecule fusion inhibitors that are active against HPIV.

Manufacturing

         The synthetic manufacture of peptides historically has been complex and expensive. This constraint does not limit the commercialization of most peptide therapeutics, which are administered in relatively small doses. We anticipate dosing levels of T-20 to be relatively higher than peptides prescribed in other indications. We have developed a novel peptide manufacturing process, which we believe will allow us to produce T-20 and T-1249 on a large scale and cost-efficient basis. We have an issued patent on this process. We have transferred the manufacturing process to four third-party contract manufacturers, including Roche, who have produced various quantities of T-20. Three third-party manufacturers are currently using this process to produce multi-kilogram quantities of T-20. We plan to increase the scale of this process to support the market demand that we anticipate for T-20, if it is approved by the FDA. We have selected Roche's manufacturing facility to supply commercial quantities of T-20. We are applying our novel process technology to the manufacture of T-1249 as well. Because of the complexity of manufacturing peptides, we cannot assure you that we will be able to manufacture commercial quantities of T-20 or T-1249 on a cost-efficient basis. For further information see - "Risk Factors - We face risks associated with manufacturing T-20 and T-1249."

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

         In July 1999, we announced an agreement with Roche, to develop and market T-20 and T-1249 worldwide. We will share development expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay royalties to us on net sales of T-20 and T-1249 for a specified term. Roche paid us $10 million up front and will provide us up to an additional $58 million in cash upon achievement of certain developmental, regulatory and commercial milestones. In December 2000, we received a $2 million milestone payment for commencement of a Phase III clinical trial, T20-301.

         Our agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under the Roche agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. If Roche decides to terminate the license for T-20 or T-1249 in a particular country, this could have a material and adverse effect on our business, financial condition, and results of operations. For further information see - "Risk Factors - Our success in commercializing T-20 and T-1249 is dependent on our relationship with Roche."

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

Sales, Marketing And Distribution

         We have no experience in sales, marketing, or distribution of pharmaceuticals. We expect to rely on Roche for many of these functions for T-20 and T-1249. We may develop capabilities in some of these areas. In other areas, however, we may rely on Roche or other marketing partners or other arrangements with third parties. In the event that Roche does not market our product candidates, or we are unable to reach agreement with one or more marketing partners to market these products, we may be required to develop internal sales, marketing and distribution capabilities. We may not be able to make arrangements with third parties on acceptable terms, if at all, or to establish cost-effective sales, marketing, or distribution capabilities of our own.

         If we establish sales, marketing, or distribution arrangements with other parties, they may have significant control over important aspects of the commercialization of our products. We may not be able to control the amount and timing of resources that any other third party may devote to our products or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with our products.

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

         We also rely on trade secrets, know-how, and other proprietary information, which we seek to protect, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. These agreements may not provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized disclosure. Our employees, consultants, or advisors could disclose our trade secrets or proprietary information to competitors, which would be detrimental to us.

Competition

         We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. If successfully developed and approved, our products will compete with numerous existing therapies. For example, at least 15 drugs are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that we are targeting. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

         The need for drugs that have a novel mechanism of action has stimulated interest in the inhibition of HIV entry into the cell. We believe that several companies are developing or attempting to develop HIV drug candidates that inhibit entry of the virus into the cell via mechanisms other than fusion.

         We believe that there is a significant future market for therapeutics that treat HIV and other viral diseases. However, we anticipate that we will face intense and increasing competition in the future as new products enter the market and advanced technologies become available. Existing products or new products for the treatment of HIV developed by our competitors may be more effective, less expensive, or more effectively marketed than any products eventually commercialized by us.

         Many of our competitors have significantly greater financial, technical and human resources than we have and may be better able to develop, manufacture, sell, market, and distribute products. Many of these competitors have products that have been approved or are in late-stage development. These competitors also operate large, well-funded research and development programs. In addition, smaller companies may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions and are more actively seeking to commercialize the technology they have developed.

         New developments in our areas of research and development are expected to continue at a rapid pace in both industry and academia. If our product candidates are successfully developed and approved, we will face competition based on:

o    the safety and effectiveness of the products,

o    the timing and scope of regulatory approvals,

o availability of manufacturing, sales, marketing and distribution capabilities,

o    reimbursement coverage,

o    price, and

o    patent position.

         Our competitors may develop more effective or more affordable technology or products, or achieve earlier patent protection, product development, or product commercialization than we can. Our competitors may succeed in commercializing products more rapidly or effectively than we can, which could have a material adverse effect on our business, financial condition, results of operations and market price of our stock.

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

         This process typically takes a number of years, depending upon the type, complexity, and novelty of the pharmaceutical product. This process is expensive and gives larger companies with greater financial resources a competitive advantage over us. We have never submitted a product candidate for approval by the FDA or any other regulatory authority for commercialization, and our product candidates may never be approved for commercialization or obtain the desired labeling claims.

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

         Phase III clinical trials are initiated to establish further clinical safety and effectiveness of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all labeling for promotion and use. The results of the research and product development, manufacturing, preclinical testing, clinical trials and related information are submitted to the FDA in the form of an NDA for approval of the marketing and shipment of the drug.

         Our product candidates under development may never receive commercialization approval in any country on a timely basis, or at all, even after substantial time and expenditures. If we are unable to demonstrate the safety and effectiveness of our product candidates to the satisfaction of the FDA or foreign regulatory authorities, we will be unable to commercialize our product candidates. This would have a material adverse effect on our business, financial condition, results of operations and market price of our stock. Even if regulatory approval of a product candidate is obtained, the approval may limit the indicated uses for which the product candidate may be marketed.

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

         The FDA gave fast track designation for the treatment of HIV-infected individuals to T-20 in January 1999 and to T-1249 in May 1999. Fast track designation does not guarantee that T-20 or T-1249 will receive regulatory approval.

Third-Party Reimbursement And Health Care Reform Measures

         In the United States and elsewhere, sales of prescription pharmaceuticals are dependent, in part, on the consumer's ability to be reimbursed for the cost of the drugs by third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. A majority of HIV-infected patients taking anti-HIV drugs, however, are reimbursed by third-party payors for the cost of their therapies. If we succeed in bringing one or more products to the market, these products may not be considered cost-effective and reimbursement to the consumer may not be sufficient to allow us to sell our products on a competitive basis. Economic, political and regulatory influences, including the efforts of governments and third-party payors to contain or reduce the cost of health care through various means, will continue to affect the business and financial condition of pharmaceutical companies. A number of legislative and regulatory proposals aimed at changing health care systems have been proposed, both domestically and abroad, in recent years. Because of the high cost of the treatment of HIV, many state legislatures are reassessing reimbursement policies for this therapy. In addition, the emphasis in the United States on reducing the overall costs of health care through managed care has increased, and will continue to increase, the pressure on pharmaceutical pricing. Recently, several major pharmaceutical companies have offered to sell their HIV drugs at or below cost to certain third-world nations in Africa. The effect of these offers on the reimbursement climate, and prices that may be charged for, HIV medications in the United States and the rest of the developed world is difficult to predict. There is a risk that third-party payors could exert pressure for price reductions in the United States and the rest of the developed world based on these offers to Africa. This price pressure could limit the amount that we would be able to charge for our products. We cannot predict whether legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business. However, the announcement and/or adoption of these proposals or efforts could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Human Resources

         As of January 31, 2001, we had 85 full-time employees, including a technical scientific staff of 64. None of our employees are covered by collective bargaining arrangements, and management considers relations with our employees to be good.

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

Risk Factors

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

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

         We have incurred losses since we began operating. As of December 31, 2000, our accumulated deficit was approximately $122 million. Since inception, we have spent our funds on our product development efforts, relating primarily to the development of T-20 and T-1249. We expect that we will incur substantial losses for the foreseeable future. We also expect our losses to significantly increase as we expand our research and development, preclinical testing and clinical trial efforts. We have not yet generated any revenues from product sales or royalties. We cannot assure you that we will ever be able to generate any such revenues or royalties or, if we generate any revenues or royalties, that we will ever be profitable.

We will need to raise additional funds in the near future.

         Based on our current plan, we anticipate that our existing capital resources will be adequate to fund our capital requirements through 2001. We believe that substantial additional funds will be required after 2001. In the event this financing is not obtained, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs.

         We may have difficulty raising funds by selling equity. Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. The public capital markets in which shares of our common stock are traded have declined during the first quarter of 2001, and the general ability of companies to obtain additional financing has become more difficult than in 2000. The market price of our common stock has decreased approximately 40% from December 31, 2000 to the date of this Annual Report on Form 10-K to a level below the price at which we sold shares of our common stock in a private placement in 2000. As a result, even if we elect and are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

     We may also attempt to obtain additional funding through debt financings and/or arrangements with new or existing collaborative partners. Any debt financings may contain restrictive terms that limit our operating flexibility. Arrangements with partners may require us to relinquish rights to our technologies or product candidates or to reduce our share of potential profits. As a result, any future financings could have a material adverse effect on our business, financial condition, results of operations or the market price of our stock.

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

         T-20 is our lead product candidate. Our success will depend, to a great degree, on the success of T-20. In particular, we must be able to:

o    establish the safety and efficacy of T-20 in humans,

o    obtain regulatory approvals so that we can commercialize T-20,

o establish relationships for the commercial-scale production of T-20 at an acceptable cost and with the appropriate quality, and

o successfully market T-20 and achieve acceptance of T-20 by the medical community, including patients, physicians, health care providers and third-party payors.

         We may rely on our collaborative partner, Roche, in connection with many of these matters. We may not be able to control the amount or timing of resources that Roche may devote to these matters. If we or Roche fail to successfully develop and commercialize T-20, our business, financial condition, results of operations and the market price of our stock will be materially and adversely affected.

The success of T-20 depends on the results of our Phase III clinical trials currently in progress.

      We initiated two Phase III clinical trials for T-20 during 2000. Phase III clinical trials are initiated to establish further clinical safety and effectiveness of an investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all labeling for promotion and use. The results of these trials along with the research and product development, manufacturing, preclinical testing, clinical trials and related information are submitted to the FDA in the form of a New Drug Application, or NDA, for approval of the marketing and shipment of the drug.

      If the results of these Phase III trials do not demonstrate the safety and effectiveness of T-20 to the satisfaction of the FDA or foreign regulatory authorities, we will be unable to commercialize T-20. Even if regulatory approval for T-20 is obtained, the results of the Phase III trials may indicate that T-20 is less safe or effective than expected. This could result in approval that limits the indicated use for which T-20 may be marketed. Any of these outcomes would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our success in commercializing T-20 and T-1249 depends on our relationship with Roche.

      In July 1999, we announced an agreement with Roche to develop and market T-20 and T-1249 worldwide. We will share development expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay royalties to us on net sales of T-20 and T-1249 for a specified term. Roche paid us $10 million up front and a $2 million milestone payment for commencement of our Phase III clinical trial in December 2000. Roche will provide us up to an additional $56 million in cash upon achievement of certain developmental, regulatory and commercial milestones. In August 2000, we announced the selection of Roche's manufacturing facility to manufacture commercial supplies of T-20. Our reliance on Roche poses a number of risks, including:

o Roche may not devote sufficient resources to the development or marketing of our products;

o Roche may not devote sufficient resources to manufacture T-20 in commercial quantities on a cost-effective basis and with the appropriate quality;

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

     Given these risks, there is a great deal of uncertainty regarding the success of our collaboration with Roche. If these efforts fail, our product development or commercialization of T-20 or T-1249 could be delayed and materially and adversely affected. Any delay could have a material adverse affect on our business, financial condition, results of operations and the market price of our stock. Our agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under the Roche agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. If Roche decides to terminate the license for T-20 or T-1249 in a particular country, this could have a material and adverse effect on our business, financial condition, results of operations and the market price of our stock.

We face many uncertainties relating to our human clinical trial results and clinical trial strategy.

         In order to obtain the regulatory approvals that we need to sell commercially any of our product candidates, we must demonstrate that each product candidate is safe and effective for use in humans for each target indication. We attempt to demonstrate this through preclinical testing and clinical trials for each product candidate. This is a very complex and lengthy process. To date, we have completed initial preclinical testing of some of our product candidates and a Phase I/II clinical trial of T-20 that enrolled 17 patients, and are conducting several Phase II or Phase I/II clinical trials of T-20. Collectively, these trials have involved over 200 patients. We have begun enrollment in Phase III clinical trials for T-20, in the U.S. and internationally, which will enroll up to approximately 1,000 patients worldwide. We have also an ongoing Phase I/II clinical trial of T-1249 which enrolled 72 patients.

         Because these clinical trials have been limited to a relatively small number of patients, we cannot assure you that the results of these early clinical trials will support further clinical trials of T-20 or T-1249. We may not be able to demonstrate that potential product candidates that appeared promising in preclinical testing and early clinical trials will be safe or effective in advanced clinical trials that involve larger numbers of patients. We also cannot assure you that the results of the clinical trials we have conducted and still intend to conduct will support our applications for regulatory approval. As a result, our product development programs may be curtailed, redirected or eliminated at any time by us or by regulatory authorities.

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

         Accordingly, our clinical trials may not commence or proceed as anticipated. This would have a material adverse effect on our business, financial condition, results of operations and market price of our stock. Also, if the results of our clinical trials or our clinical trial strategy deviates from the expectations of securities analysts and investors, the market price of our common stock could be adversely affected. In addition, due to uncertainties that are part of the clinical development process, we may underestimate the costs associated with clinical development of T-20 or T-1249. Delays or unanticipated increases in costs of clinical development or failure to obtain regulatory approval or market acceptance for our products could adversely affect our business, financial condition, results of operations and the market price of our stock.

We have no experience manufacturing pharmaceutical products.

         The manufacture of pharmaceutical products requires significant expertise and capital investment. We have no experience in manufacturing pharmaceuticals, no commercial manufacturing capacity and only have limited experience in manufacturing process development. As a result, we have elected to work with Roche and third-party contract manufacturers to supply quantities of T-20 and T-1249 to be used in currently planned clinical trials. We expect to rely on Roche and third-party manufacturers throughout the clinical and initial commercialization phases of T-20 and T-1249 development, and we have selected Roche's facility to manufacture commercial quantities of T-20. We may not be able to maintain manufacturing relationships with Roche and/or any other third-party manufacturers on acceptable terms or at all. Our dependence on Roche and third parties for the manufacture of products and product candidates could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

We face risks associated with manufacturing T-20 and T-1249.

         Peptide-based therapeutics are difficult and expensive to manufacture. If T-20 and T-1249 are successfully marketed, the amount of peptide required could exceed the amount of peptide currently produced worldwide. We, Roche, and our third-party manufacturers, are currently using a novel method to manufacture T-20. This chemical methodology is inherently complex. We may not be able to manufacture T-20 or T-1249 with the appropriate quality on a large-scale or on a cost-effective basis or develop an alternative, more efficient manufacturing method for T-20, T-1249 or any of our other peptide product candidates. In addition, commercial production of T-20 will require raw materials in amounts substantially greater than those being used in the current manufacturing campaigns. We may not be able to obtain these materials in sufficient quantities or on a cost-effective basis to support the commercial manufacture of T-20.

      We have selected Roche to manufacture commercial quantities of T-20 drug substance. We will be dependent on their ability to manufacture T-20 in commercial quantities with the appropriate quality on a cost-effective basis. Due to the significant amount of money required to build a manufacturing facility capable of producing T-20 in commercial quantities, and the efficiencies gained with increased volume, Roche plans to manufacture T-20 at a single facility. Roche will be required to have this facility approved by the FDA for manufacture of T-20 drug substance. If FDA approval of this facility is delayed or not received, our business, financial condition, results of operations and the market price of our stock will be materially and adversely affected.

      Once the T-20 drug substance is produced, we expect Roche and/or third-party drug manufacturers to use the drug substance to manufacture the finished drug product. If Roche or third parties are unable to manufacture commercial quantities of T-20 drug product, with the appropriate quality on a timely or cost-effective basis, our business, financial condition, results of operations and market price of our stock will be materially and adversely affected. These drug product manufacturing facilities utilized to produce a finished drug product may also require FDA approval prior to commercial manufacturing of T-20. If FDA approval is delayed or not received, our business, financial condition, results of operations and the market price of our stock will be materially and adversely affected.

      If we are unable to manufacture T-20 or T-1249 on a timely or cost-effective basis with the appropriate quality or are unable to obtain the necessary quantities of raw materials, our business, financial condition, results of operations and the market price of our stock will be materially and adversely affected. In the event a natural disaster or other difficulty affects the Roche manufacturing facility or one of the third parties' drug product manufacturing facilities, we would be unable to replace this manufacturing capacity on a timely basis, and our business, financial condition, results of operations and the market price of our stock will be materially and adversely affected.

HIV may develop resistance to our drug candidates.

          HIV is prone to genetic mutations. These mutations have produced strains of HIV that are resistant to currently-approved therapeutics. The HIV virus may develop similar resistance to our viral fusion inhibitor therapeutics, including T-20 and T-1249. This could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

         Any of these could slow or suspend our product development efforts. If any of these unanticipated results occurs, it could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

         We have engaged, and intend to continue to engage, third-party contract research organizations and/or Roche to perform some functions for us related to the development of our product candidates. Together with Roche, we typically design our clinical trials, but rely on these contract research organizations or Roche to actually conduct the clinical trials. The failure by the contract research organizations or Roche to perform our clinical trials satisfactorily or their breach of their obligations to us could delay or prevent the commercialization of our product candidates. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

         We have no experience in sales, marketing or distribution of pharmaceuticals. We may develop these capabilities in certain areas in the future. We may rely on Roche or other arrangements with third parties which have established distribution systems and direct sales forces for the sales, marketing and distribution of products. In the event that Roche does not market our product candidates or we are unable to reach agreement with one or more marketing partners, we may be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

         If we establish sales, marketing or distribution arrangements with other parties, they may have significant control over important aspects of the commercialization of our products including:

     o    market identification,

     o    marketing methods,

     o    pricing,

     o    product positioning,

     o    composition of sales force, and

     o    promotional activities.

         We may not be able to control the amount or timing of resources that any third party may devote to our products.

Our stock price is highly volatile.

         Our stock price has fluctuated substantially since our initial public offering, which was completed in October 1997. The market price of our common stock, like that of the securities of many other biotechnology and pharmaceutical companies, is likely to remain highly volatile, which could affect our ability to raise additional funds through the sale of our common stock. The market price of our common stock has decreased approximately 40% from December 31, 2000 to the date of this Annual Report on Form 10-K to a level below the price at which we sold shares of our common stock in a private placement in 2000.

         Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, in the past, class action lawsuits have often been instituted against biotechnology and pharmaceutical companies following periods of volatility in the market price of these companies' stock. If litigation were instituted against us on this basis, it could result in substantial costs and would divert management's attention and resources. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

      Our agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under the Roche agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. If Roche decides to terminate the license for T-20 or T-1249 in a particular country, this could have a material and adverse effect on our business, financial condition, results of operations and the market price of our stock.

         In the future, we may find that we need additional licenses from other parties to effectively develop potential product candidates. We may not be able to maintain our existing license agreements or obtain additional licenses on acceptable terms or at all.

There is uncertainty relating to third-party reimbursement, health care reform measures, and recent developments in Africa which could limit the amount we will be able to charge for our products.

         In the United States and elsewhere, sales of prescription drugs are dependent, in part, on the consumer's ability to be reimbursed for the cost of the drugs by third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. As a result, third-party payor reimbursements may not be available or may not be available at a level that will allow us, Roche, or our potential collaborative partners to sell our products on a competitive basis.

         Economic, political and regulatory influences, including the efforts of governments and third-party payors to contain or reduce the cost of health care through various means, will continue to affect the business and financial condition of pharmaceutical companies. A number of legislative and regulatory proposals aimed at changing health care systems have been proposed both domestically and abroad in recent years. Because of the high cost of the treatment of HIV, many state legislatures are reassessing reimbursement policies for this therapy. In addition, an increasing emphasis in the United States to reduce the overall costs of health care through managed care has and will continue to increase the pressure on pharmaceutical pricing. We cannot predict whether legislative or regulatory proposals will be adopted or the effect that those proposals or managed care efforts may have. However, there is a risk that the announcement and/or adoption of these types of proposals or efforts could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

         Recently several major pharmaceutical companies have offered to sell their HIV drugs at or below cost to certain third-world nations in Africa. The effect of these offers on the reimbursement climate, and the prices that may be charged, for HIV medications in the United States and the rest of the developed world is difficult to predict. There is a risk that third-party payors could exert pressure for price reductions in the United States and the rest of the developed world based on these offers to Africa. This price pressure could limit the amount that we would be able to charge for our products and could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

         Another risk we face in this area is that the laws of certain countries may not protect our proprietary rights to the same extent as United States law. Recently several generic drug-makers in countries such as India have offered to sell HIV drugs currently protected under US patents to patients in Africa at prices significantly below those offered by the drug's patent holder in other countries. There is a risk that these drugs produced by the generic drug-makers could be illegally imported into the United States and other developed nations at prices below those charged by the drug's patent holders. If any of these actions occur with respect to our products, this could limit the amount we could charge for our products and could have an adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

         The occurrence of these risks could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

     o    unanticipated preclinical testing or clinical trial reports,

     o    changes in regulations, or the adoption of new regulations,

     o    unanticipated enforcement of existing regulations,

     o    unexpected technological developments, and

     o    developments by our competitors.

         Consequently, we cannot assure you that our anticipated submissions will be made on their target dates, or at all. Delays in these submissions would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

         A number of federal, state and local laws regulate safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents. We must comply with these laws. We use some of these hazardous substances in our product development programs. It is expensive and time-consuming to comply with these laws. If we fail to comply with these laws, or if compliance is more costly than anticipated, our business, financial condition, results of operations and the market price of our stock could be materially and adversely affected.

We face intense competition.

         We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. We expect that new developments in the areas in which we are conducting our research and development will continue at a rapid pace in both industry and academia.

         If we successfully develop our product candidates and gain approval for those products, they will compete with numerous existing therapies. For example, at least 17 antiretroviral drugs are currently approved in the United States for the treatment of HIV. We also believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV. We expect to face intense and increasing competition in the future as these new products enter the market and advanced technologies become available. Even if we are able to successfully develop T-20 or T-1249 and either product candidate receives regulatory approval, we cannot assure you that existing or new products for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold, than T-20, T-1249 or any other therapeutic for HIV that we may develop.

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

         We may not be able to effectively compete with our competitors in some or all of these areas. This could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our products may not achieve market acceptance.

      T-20 and T-1249 are peptides and are delivered via once or twice-daily subcutaneous injection, which is injection of T-20 under the skin. All of the currently approved therapeutics for HIV are delivered orally. Even if T-20 or T-1249 receives regulatory approval, patients and physicians may not readily accept daily injections of an HIV therapeutic, which would limit their acceptance in the market.

      Peptides are also expensive to manufacture, which could result in prices for T-20 and T-1249 that are above prices of currently approved HIV therapeutics. Even if T-20 or T-1249 receives regulatory approval, physicians may not readily prescribe T-20 or T-1249, due to cost-benefit considerations when compared with other HIV therapeutics. Even if T-20 or T-1249 receives regulatory approval, higher prices could also limit our ability to receive reimbursement coverage for our products from third-party payors.

      In the event T-20 and/or T-1249 receive regulatory approval and their market acceptance is limited by any of the factors stated above or other factors, our business, financial condition, results of operations and the market price of our stock will be materially and adversely affected

We use hazardous materials.

         We use hazardous materials, chemicals, viruses and various radioactive compounds in our product development programs. We believe that our handling and disposal of these materials comply with the standards prescribed by state and federal regulations, but we cannot completely eliminate the risk of contamination or injury from these materials. If there were such a contamination, injury or other accident, we could be held liable for any damages or penalized with fines. The amount of the liability and fines could exceed our resources. Additionally, if we develop an internal manufacturing capability, regardless of scale, we may incur substantial additional costs to comply with environmental regulations.

We are exposed to product liability risks.

         Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. We cannot assure you that product liability claims will not be asserted against us. In addition, the use in our clinical trials of pharmaceutical products that our potential collaborators may develop and the subsequent sale of these products by us or our potential collaborators may cause us to bear a portion of product liability risks relating to these products. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

         We do not currently have any product liability insurance relating to clinical trials or any products or compounds we have or may develop. We cannot assure you that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our collaborators or licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage, or indemnification payments, that may be obtained by us could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

We depend upon certain key personnel and face risks relating to our ability to attract and retain key personnel.

         We depend on members of our senior management and scientific staff, including Dr. Dani P. Bolognesi, our Chief Executive Officer and Chief Scientific Officer. Dr. Bolognesi has limited experience acting as an executive officer at a company such as ours, and has held this position at Trimeris since March 1999.

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

Future sales of common stock by our existing stockholders or key management could adversely affect our stock price.

         The market price of our common stock could decline as a result of sales by our existing stockholders or key management of shares of common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have implemented certain anti-takeover provisions.

         Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders.

Our actual results could differ materially from those anticipated in our forward-looking statements.

         This Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission contain forward-looking statements based on our current expectations, assumptions, estimates and projections about our business and industry. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements may include one or more of the following:

o projections of revenues, expenditures, earnings per share, gross margins, product costs, capital structure or other financial items,

o descriptions of plans or objectives for future operations, products or business transactions,

o    forecasts of future economic performance, and

o    descriptions of assumptions underlying any of these items.

     Forward-looking statements can be identified by the fact that they do no relate strictly to historical or current facts. Forward-looking statements give our expectations of future performance and are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks and uncertainties discussed above. Forward-looking statements speak only as of the date they are made. We do not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 2.  Properties

     We currently lease approximately 29,000 square feet of laboratory and office space at 4727 University Drive, Suite 100, Durham, North Carolina. We lease this space under a lease agreement that expires for part of the space on September 30, 2002 and for the remainder of the space on October 31, 2003, respectively. We also lease approximately 15,000 square feet of office space in Durham under a sublease agreement that expires on December 31, 2001. We believe that there will be suitable facilities available should additional space be needed.

Item 3.  Legal Proceedings

     We are not a party to any material legal proceedings as of the date of this Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.



                                    PART II.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Our Common Stock has traded on the Nasdaq National Market System under the Nasdaq symbol "TRMS" since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the future. As of March 23, 2001 we had approximately 131 shareholders of record, and believe we had approximately 1,000 beneficial shareholders. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the Nasdaq National Market System. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                         Year ended December 31,
                                                        1999                2000
                                                   High       Low       High      Low
                                                 --------- ---------- --------- --------
       1st Quarter...........................    $27.69    $11.13     $67.75    $24.00
       2nd Quarter...........................    $17.00    $10.56     $74.88    $25.00
       3rd Quarter...........................    $25.88     $14.25    $75.50    $51.25
       4th Quarter...........................    $25.19     $16.38    $79.81    $42.00

For the 1st quarter of 2001 through March 29, 2001, the high bid was $57.06 and the low bid was $22.88.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

     The selected financial data below is taken from the audited Financial Statements of the Company which are included elsewhere in this Annual Report on Form 10-K, or from audited Financial Statements not included in this Annual Report on Form 10-K. Please read the Financial Statements and Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" while reading this selected financial data.


                                                                                                            Cumulative
                                                                                                               from
                                                                                                             Inception
                                                                                                           (January 7,
                                                   For the Years Ended December 31,                          1993) to
                                 ---------------------------------------------------------------------     December 31,
                                   1996          1997           1998           1999           2000             2000
                                 ----------    ----------     ----------    -----------    -----------    ---------------
Statements of Operations
Data:
Revenue                              $  55        $  431         $  363       $  4,681        $   956        $  6,590
                                 ----------    ----------     ----------    -----------    -----------     -----------
Operating expense:
  Research and development:
     Non-cash compensation.             --           193            821          2,174          5,386           8,574
     Other research and
       development expense...        5,146         9,541         15,987         17,582         32,970          88,676
                                 ----------    ----------     ----------    -----------    -----------     -----------
Total research and
development
   expense...................        5,146         9,734         16,808         19,756         38,356          97,250
  General and administrative:
     Non-cash compensation              --           193            602          2,524          7,018          10,337
     Other general and
       administrative expense.       1,761         2,403          4,299          6,156          8,115          25,833
                                 ----------    ----------     ----------    -----------    -----------     -----------
Total general and
administrative
   expense...................        1,761         2,596          4,901          8,680         15,133          36,170
                                 ----------    ----------     ----------    -----------    -----------     -----------
Total operating expenses.....        6,907        12,330         21,709         28,436         53,489         133,420
                                 ----------    ----------     ----------    -----------    -----------     -----------
Operating loss...............      (6,852)      (11,899)       (21,346)       (23,755)       (52,533)       (126,830)
                                 ----------    ----------     ----------    -----------    -----------     -----------
Interest income..............           47           584          1,755          1,729          6,114          10,304
Interest expense.............        (167)         (113)          (127)          (161)          (257)         (1,448)
                                 ----------    ----------     ----------    -----------    -----------     -----------
Total other income (expense).        (120)           471          1,628          1,568          5,857           8,856
                                 ----------    ----------     ----------    -----------    -----------     -----------
Loss before cumulative
  effect of change in
  accounting principle.......      (6,972)      (11,428)       (19,718)       (22,187)       (46,676)       (117,974)
Cumulative effect of change
  in accounting principle....           --            --             --             --        (4,180)         (4,180)
                                 ----------    ----------     ----------    -----------    -----------     -----------
Net loss.....................    $ (6,972)     $(11,428)      $ (19,718)    $ (22,187)     $ (50,856)      $(122,154)
                                 ==========    ==========     ==========    ===========    ===========     ===========
Basic and diluted net loss
  per share (1):
Before cumulative effect of
  accounting change..........                                  $ (1.87)      $  (1.79)      $  (3.00)
Accounting change............                                        --             --         (0.27)
                                                              ----------    -----------    -----------
Basic and diluted net loss
  per share..................                                  $ (1.87)      $  (1.79)      $  (3.27)
                                                              ==========    ===========    ===========
Weighted average shares
  used in computing basic net
  loss per share (1).........                                   10,547         12,411         15,548
                                                              ==========    ===========    ===========

(1) Computed on the basis described in Note 1 to Financial Statements.

                                                                   As of December 31,
                                              ----------------------------------------------------------
                                                1996         1997         1998       1999         2000
                                              --------     --------    ---------   --------     --------
                                                                     (in thousands)
Balance Sheet Data:
Cash and cash equivalents ...............   $     132    $  32,557    $  16,920    $  37,023    $  31,349
Working capital (deficiency) ............      (1,305)      34,733       16,562       36,856       73,998
Total assets ............................       1,684       38,844       22,872       51,650       98,933
Long-term notes payable and capital
  lease obligations, less current portion         575          240          853        1,206        1,861
Accumulated deficit .....................     (17,965)     (29,393)     (49,111)     (71,298)    (122,154)
Total stockholders' equity (deficit) ....        (409)      35,810       18,016       39,066       73,379



                        Selected Quarterly Financial Data
                      (in thousands, except per share data)
                                   (unaudited)


                                         Q1 1999           Q2 1999            Q3 1999            Q4 1999
                                      --------------    ---------------    --------------     ---------------
Statements of Operations Data:
Revenue                                      $   81             $   --           $ 4,600             $    --
                                      --------------    ---------------    --------------     ---------------
Operating expense:
Research and development
   expenses............                       4,117              5,420             3,369               6,850
General and administrative
   expenses............                       1,753              1,789             2,178               2,960
                                      --------------    ---------------    --------------     ---------------
Total operating expenses                      5,870              7,209             5,547               9,810
                                      --------------    ---------------    --------------     ---------------
Operating loss.........                     (5,789)            (7,209)             (947)             (9,810)
                                      --------------    ---------------    --------------     ---------------
Interest income........                         231                257               633                 608
Interest expense.......                        (42)               (43)              (28)                (48)
                                      --------------    ---------------    --------------     ---------------
Total other income, net...                      189                214               605                 560
                                      --------------    ---------------    --------------     ---------------
Net loss...............                   $ (5,600)          $ (6,995)             (342)           $ (9,250)
                                      ==============    ===============    ==============     ===============
Basic and diluted net loss per
share (1)                                  $ (0.52)           $ (0.61)          $ (0.03)            $ (0.67)
                                      ==============    ===============    ==============     ===============
Weighted average shares   used in
computing basic net loss per
share (1)..............                      10,677             11,521            13,678              13,721
                                      ==============    ===============    ==============     ===============




                                         Q1 2000           Q2 2000            Q3 2000            Q4 2000
                                      --------------    ---------------    --------------     ---------------
Statements of Operations Data:
Revenue                                      $  210             $  210            $  210              $  326
                                      --------------    ---------------    --------------     ---------------
Operating expense:
Research and development
   expenses............                       8,546             11,262             7,300              11,248
General and administrative
   expenses............                       5,243              5,232             3,087               1,571
                                      --------------    ---------------    --------------     ---------------
Total operating expenses                     13,789             16,494            10,387              12,819
                                      --------------    ---------------    --------------     ---------------
Operating loss.........                    (13,579)           (16,284)          (10,177)            (12,493)
                                      --------------    ---------------    --------------     ---------------
Interest income........                       1,266              1,611             1,702               1,535
Interest expense.......                        (54)               (57)              (54)                (92)
                                      --------------    ---------------    --------------     ---------------
Total other income, net...                    1,212              1,554             1,648               1,443
                                      --------------    ---------------    --------------     ---------------
Net loss before cumulative effect
 of change in accounting principle         (12,367)           (14,730)           (8,529)            (11,050)
Cumulative effect of change in
accounting principle                        (4,180)                 --                --                  --
                                      --------------    ---------------    --------------     ---------------
Net loss...............                  $ (16,547)         $ (14,730)         $ (8,529)          $ (11,050)
                                      ==============    ===============    ==============     ===============
Basic and diluted net loss per
share (1)
Before cumulative effect of
   accounting change                       $ (0.83)           $ (0.94)          $ (0.54)            $ (0.70)
Accounting change                            (0.28)                 --                --                  --
                                      --------------    ---------------    --------------     ---------------
Basic and diluted net loss per share       $ (1.11)           $ (0.94)          $ (0.54)            $ (0.70)
                                      ==============    ===============    ==============     ===============
Weighted average shares   used in
computing basic net loss per share
(1)                                          14,942             15,652            15,653              15,821
                                      ==============    ===============    ==============     ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Annual Report on Form 10-K. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of this Annual Report on Form 10-K. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the "Risk Factors" section in this Annual Report on Form 10-K. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

Overview

         We began our operations in January 1993 and are a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

o the development, patenting, preclinical testing and clinical trials of T-20 and T-1249,

o    the development of a manufacturing process for T-20 and T-1249,

o    production of drug material for future clinical trials, and

o research and development and preclinical testing of other potential product candidates.

     We have lost money since inception and, as of December 31, 2000, had an accumulated deficit of approximately $122.2 million. We have earned revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and from the amortization of an initial collaboration payment and a milestone payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

Results Of Operations

Comparison Of Years Ended December 31, 1998, 1999 and 2000

     Revenue. Total revenue was $363,000, $4.7 million and $956,000 for 1998, 1999 and 2000, respectively. Total revenue for 1998 resulted from SBIR grants. Total revenue for 1999 consisted of an up-front $10 million non-refundable payment from Roche, net of $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, and $81,000 received under SBIR grants. Total revenue for 2000 consists of the amortization of the $10.0 million non-refundable payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche, and a $2.0 million milestone payment received from Roche in 2000, over the expected research and development period of our collaboration with Roche in accordance with Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." Under SAB 101, $4.2 million was reported as the cumulative effect of a change in accounting principle at January 1, 2000 to be amortized into revenue over future years.

     Research And Development Expenses. Total research and development expenses were $16.8 million, $19.8 million and $38.4 million for 1998, 1999 and 2000, respectively. Gross research and development expenses excluding non-cash compensation expense increased from $16.0 million in 1998 to $17.6 million in 1999 because during 1999 we:

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

Non-cash compensation expense increased from $821,000 in 1998 to $2.2 million in 1999 primarily due to the effect that increases in the market value of our stock during 1999 had on the calculation of this expense under Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock options granted to non-employees. Total research and development expenses for 1999 include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement we and Roche shared the development costs incurred during the period from July 1, 1999 until December 31, 1999 for T-20 and T-1249 equally.

Gross research and development expenses excluding non-cash compensation expense increased from $17.6 million in 1999 to $33.0 million in 2000 because during 2000 we:

o continued three Phase II clinical trials and initiated one additional Phase I/II clinical trials for T-20,

o    initiated two Phase III clinical trials for T-20,

o    continued a Phase I clinical trial for T-1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials of T-20 and T-1249,

o    continued preclinical research and testing of potential product candidates,

o    occupied additional lab space, and

o    increased the number of personnel to support these activities.

Non-cash compensation expense increased from $2.2 million in 1999 to $5.4 million in 2000 primarily due to the effect that increases in the market value of our stock during 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. Total research and development expenses for 1999 and 2000 include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement we and Roche shared the development costs incurred during the period from July 1, 1999 until December 31, 2000 for T-20 and T-1249 equally.

Total research personnel were 41, 52 and 60 at December 31, 1998, 1999 and 2000, respectively. We expect research and development expenses, net of the reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o    expansion of the two Phase III clinical trials for T-20,

o    expanded clinical trials for T-20, T-1249 and other product candidates,

o    the manufacture of drug material for these trials,

o increased preclinical research and testing of potential product candidates, and

o    increased number of personnel to support these activities.

     General And Administrative Expenses. Total general and administrative expenses were $4.9 million, $8.7 million and $15.1 million for 1998, 1999 and 2000, respectively. Expenses excluding non-cash compensation expense increased from $4.3 million in 1998 to $6.2 million in 1999 because in 1999 we:

o accrued severance costs for our former Chief Executive Officer and our former President and Chief Financial Officer,

o    incurred professional fees in connection with our collaboration efforts,

o    performed market research,

o    added personnel to support our growth, and

o    incurred professional fees related to our patent portfolio.

Non-cash compensation expense increased from $602,000 in 1998 to $2.5 million in 1999 due to the effect that increases in the market value of our stock during 1999 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees, and also due to additional option grants to non-employees.

Expenses excluding non-cash compensation expense increased from $ 6.2 million in 1999 to $8.1 million in 2000 because in 2000 we:

o performed market research and pre-marketing activities related to T-20 that are shared with Roche,

o    added personnel to support our growth, and

o    incurred professional fees related to our patent portfolio.

Non-cash compensation expense increased from $2.5 million in 1999 to $7.0 million in 2000 primarily due to the effect that increases in the market value of our stock during 2000 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

         Other Income (Expense). Other income (expense) consists of interest income and expense. Total other income was $1.6 million, $1.6 million and $5.9 million for 1998, 1999 and 2000, respectively. The amount in 1999 was similar to 1998 due to our public offering of stock that closed in June 1999, net of the use of cash during 1999. The increase in 2000 was due to increased interest income because of higher cash and investment balances due to our private placement of stock that closed in February 2000.

Liquidity And Capital Resources

         Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999 and a private placement of common stock in February 2000. Net cash used by operating activities was $16.8 million, $9.3 million, and $24.8 million for 1998, 1999 and 2000, respectively. The cash used by operating activities was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and decreased for 1999 because of the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T-20 and T-1249. Cash provided by investing activities was $1.3 million for 1998. Cash used by investing activities was $8.3 million for 1999 and $52.2 million for 2000. The increase in the amount used by investing activities in 1999 and 2000 was due to the purchase of short-term investments as a result of our offerings of common stock in 1999 and 2000, respectively. Cash used by financing activities for 1998 was $146,000. Cash provided by financing activities was $37.8 million for 1999 and $71.4 million for 2000 as a result of our sale of common stock during those years.

         As of December 31, 2000, we had $93.4 million in cash and cash equivalents and short-term-investments, compared to $47.8 million as of December 31, 1999. The increase is primarily a result of the closing of a private placement of common stock in February 2000, which resulted in net proceeds of approximately $66.6 million, less cash used by operating activities.

         In July 2000, we entered into a derivative transaction with a financial institution that may be settled by selling up to 300,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received $2.8 million in proceeds that were accounted for as an increase to additional paid-in capital in accordance with generally accepted accounting principles at the time of the transaction. Concurrently, we entered into a second derivative transaction with the same financial institution on shares of our common stock at no net premium to either party. Under this transaction, we may elect to settle by issuing up to 125,000 shares of our common stock to the financial institution at prescribed prices significantly higher than the market price of our stock at the date of the transaction and receive a net cash payment from the financial institution. Alternatively, we have the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. We intend to settle the contracts by issuing shares. In December 2000 these contracts were amended to allow settlement in unregistered shares of our common stock. All of these derivative transactions expire or mature in July 2001. The financial institution has advised us that it has engaged and may continue to engage in transactions, including the buying and selling of shares of our common stock, to offset its risks related to these transactions, which may or may not affect the market price of our stock.

     We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for T-20 and T-1249 equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our product candidate and compound discovery and development efforts, including:

o expenditures for clinical trials of T-20, T-1249 and other product candidates,

o research and development and preclinical testing of other product candidates,

o    manufacture of drug material, and

o    the development of our proprietary technology platform.

     As of December 31, 2000, we had commitments of approximately $15.0 million to purchase product candidate materials and fund various clinical studies over the next seventeen months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249 for the United States and Canada. We also expect to have capital expenditures of approximately $3.0 million during 2001. Our share of these expenditures may be financed with capital or operating leases, debt or working capital. We expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through 2001. We believe that substantial additional funds will be required after 2001. If adequate funds are not available through debt or equity financings, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche.

     We may have difficulty raising funds by selling equity. Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. The public capital markets in which shares of our common stock are traded have declined during the first quarter of 2001, however, and the general ability of companies to obtain additional financing has become more difficult than in 2000. The market price of our common stock has decreased approximately 40% since December 31, 2000 to the date of this Annual Report on Form 10-K, to a level below the price at which we last sold shares of common stock in a private placement in 2000. As a result, even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

     We may also attempt to obtain additional funding through debt financings and/or arrangements with new or existing collaborative partners. Any debt financings may contain restrictive terms that limit our operating flexibility. Arrangements with partners may require us to relinquish rights to our technologies or product candidates or to reduce our share of potential profits. This could have a material adverse effect on our business, financial condition or results of operations.

     If adequate funds are not available through debt or equity financings, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. Our future capital requirements and the adequacy of available funds will depend on many factors, including the availability of funds from Roche under our collaboration agreement, the condition of public capital markets, the results of clinical trials relating to T-20, the progress and scope of our product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of our product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the FDA, administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions, and other factors, many of which are outside of our control.

Net Operating Loss Carryforwards

     As of December 31, 2000, we had a net operating loss carryforward of approximately $106.3 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 6 of Notes to Financial Statements.

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


Item 7A.  Quantitative and Qualitative Disclosure of Market Risk

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

     In July 2000, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 2000. Substantially all of our investments mature in twelve months or less.

                                                Carrying           Average
                                                 Amount           Interest
                                               (thousands)          Rate
                                               -----------          ----
Cash equivalents - fixed rate                   $ 30,775             6.74 %
Short-term investments - fixed rate               62,025             6.67 %
Overnight cash investments - fixed rate              574             5.99 %
                                             -----------         ----------

Total investment securities                     $ 93,374             6.69 %
                                                ========         ==========


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     The information required by Item 8 is included in Item 14 of this Form
10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure
        --------------------

     There have been no changes in or disagreements with the Company's independent auditors, KPMG LLP.

                                    PART III


Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

     The information required by Item 10 as to directors and executive officers is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Item 11.   Executive Compensation
           ----------------------

     The information required by Item 11 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

     The information required by Item 12 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

         The information required by Item 13 is incorporated by reference from the Company's Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           ----------------------------------------------------------------

     The following documents are filed as part of this report:

                                                                                         Page Number
                                                                                         -----------
(a)1.    Financial Statements
         --------------------

         Independent Auditors' Report........................................................F-1
         Balance Sheets as of  December 31, 1999 and 2000....................................F-2
         Statements of Operations for the Years Ended December 31,
             1998, 1999 and 2000 and for the period from Inception to December 31, 2000......F-3
         Statements of Stockholders' Equity (Deficit) for the period from Inception to
             December 31, 1997, and for the Years Ended December 31, 1998, 1999 and 2000.....F-4
         Statements of Cash Flows for the Years Ended December 31,
             1998, 1999 and 2000 and for the period from Inception to December 31, 2000......F-5
         Notes to Financial Statements.......................................................F-6

(a)2.   Financial Statement Schedules
        -----------------------------

         All financial statement schedules required under Regulation S-X are omitted as the required information is not applicable.

(a)3.    Exhibits
         --------

         The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and are incorporated by reference. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 14(c) of Form 10-K.

(b)      Reports on Form 8-K
         -------------------

         None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Trimeris, Inc.:

We have audited the accompanying balance sheets of Trimeris, Inc. (A Development Stage Company) (the "Company") as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000 and for the cumulative period from the date of inception (January 7, 1993) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. (A Development Stage Company) as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, and for the cumulative period from the date of inception (January 7, 1993) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

March 23, 2001                                                        KPMG LLP
Raleigh, North Carolina

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        (in thousands, except par value)


                                                                                          As of December 31,
                                                                                -------------------------------------
                                                                                      1999                 2000
                                                                                ---------------     -----------------
Assets
Current assets:
    Cash and cash equivalents............................................          $     37,023         $      31,349
    Short-term investments ..............................................                10,775                62,025
    Accounts receivable - Roche..........................................                   144                    --
    Accounts receivable..................................................                    24                     4
    Prepaid expenses.....................................................                   268                   393
                                                                                ---------------     -----------------
    Total current assets.................................................                48,234                93,771
                                                                                ---------------     -----------------
Property, furniture and equipment, net of accumulated depreciation and amortization of $3,564 and $4,932 at December 31, 1999 and 2000
   respectively..........................................................                 2,585                 3,983
                                                                                ---------------     -----------------
Other assets:
   Patent costs, net of accumulated  amortization of $20 and $46
     at December 31, 1999 and 2000, respectively.........................                   643                   924
   Equipment deposits....................................................                   188                   255
                                                                                ---------------     -----------------
          Total other assets.............................................                   831                 1,179
                                                                                ---------------     -----------------
          Total assets...................................................          $     51,650         $      98,933
                                                                                ===============     =================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable.....................................................           $     6,159         $       3,476
    Accounts payable - Roche.............................................                    --                 9,556
    Current installments of obligations under capital leases.............                   717                 1,174
    Accrued compensation.................................................                 1,028                 1,359
    Deferred revenue - Roche.............................................                    --                 1,304
    Accrued expenses.....................................................                 3,474                 2,904
                                                                                ---------------     -----------------
         Total current liabilities.......................................                11,378                19,773
Obligations under capital leases, excluding current installments.........                 1,206                 1,861
Deferred revenue - Roche.................................................                    --                 3,920
                                                                                ---------------     -----------------
         Total liabilities...............................................                12,584                25,554
                                                                                ---------------     -----------------
Stockholders' equity:
    Preferred  Stock at $0.001  par value per  share,
      authorized  10,000 shares; issued and outstanding zero
      shares at December 31, 1999 and 2000...............................                  --                    --
    Common  Stock at  $0.001  par  value  per  share,
      authorized  60,000 shares; issued and outstanding 13,765
      and 15,863 shares at December 31, 1999 and 2000,  respectively.....                    14                    16
    Additional paid-in capital...........................................               112,908               196,844
    Deficit accumulated during the development stage.....................              (71,298)             (122,154)
    Deferred compensation................................................               (2,453)               (1,394)
   Accumulated other comprehensive income................................                    --                    76
    Notes receivable from stockholders...................................                 (105)                   (9)
                                                                                ---------------     -----------------
          Total stockholders' equity ....................................                39,066                73,379
                                                                                ---------------     -----------------
Commitments and contingencies
          Total liabilities and stockholders' equity                               $     51,650                98,933
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                                                                    Cumulative
                                                                                                                  from Inception
                                                                                                                    (January 7,
                                                                          For the Years Ended December 31,            1993) to
                                                                     -----------------------------------------       December 31,
                                                                       1998             1999            2000            2000
                                                                     ---------       ---------       ---------       ---------

Revenue .......................................................      $     363       $   4,681       $     956       $   6,590
                                                                     ---------       ---------       ---------       ---------
Operating expenses:
  Research and development:
    Non-cash compensation .....................................            821           2,174           5,386           8,574
    Other research  and development expense ...................         15,987          17,582          32,970          88,676
                                                                     ---------       ---------       ---------       ---------
  Total research and development expense ......................         16,808          19,756          38,356          97,250
                                                                     ---------       ---------       ---------       ---------
  General and administrative:
    Non-cash compensation .....................................            602           2,524           7,018          10,337
    Other general and administrative expense ..................          4,299           6,156           8,115          25,833
                                                                     ---------       ---------       ---------       ---------
  Total general and administrative Expense ....................          4,901           8,680          15,133          36,170
                                                                     ---------       ---------       ---------       ---------
    Total operating expenses ..................................         21,709          28,436          53,489         133,420
                                                                     ---------       ---------       ---------       ---------
  Operating loss ..............................................        (21,346)        (23,755)        (52,533)       (126,830)
                                                                     ---------       ---------       ---------       ---------
Other income (expense):
    Interest income ...........................................          1,755           1,729           6,114          10,304
    Interest expense ..........................................           (127)           (161)           (257)         (1,448)
                                                                     ---------       ---------       ---------       ---------
                                                                         1,628           1,568           5,857           8,856
                                                                     ---------       ---------       ---------       ---------
Loss before cumulative effect of change in accounting principle        (19,718)        (22,187)        (46,676)       (117,974)
Cumulative effect of change in accounting principle ...........           --              --            (4,180)         (4,180)
                                                                     ---------       ---------       ---------       ---------
    Net loss ..................................................      $ (19,718)      $ (22,187)      $ (50,856)      $(122,154)
                                                                     =========       =========       =========       =========

Basic and diluted net loss per share:
  Before cumulative effect  of accounting change ..............      $   (1.87)      $   (1.79)      $   (3.00)
  Accounting change ...........................................           --              --             (0.27)
                                                                     ---------       ---------       ---------
    Basic and diluted net loss per Share ......................      $   (1.87)      $   (1.79)      $   (3.27)
                                                                     =========       =========       =========
Weighted average shares used
  in per share computations ...................................         10,547          12,411          15,548
                                                                     =========       =========       =========


                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

      For the Period from Inception (January 7, 1993) to December 31, 1997 and the Years Ended December 31, 1998, 1999, and 2000
                                 (in thousands)

                                                                  Preferred Stock           Common Stock
                                                                ---------------------    --------------------     Additional
                                                                  Number         Par       Number      Par          paid-in
                                                                 of shares      value     of Shares    value        capital
                                                                 ---------      -----     ---------    -----        -------
Balance at January 7, 1993 ..................................        --         $ --           --      $    --      $    --
Issuances of Common Stock ...................................        --           --            986            2         298
Issuances of Series A Preferred Stock .......................       3,000            3         --           --         1,997
Issuances of Series B Preferred Stock .......................      27,136           27         --           --        13,541
Issuances of Series C Preferred Stock .......................      13,317           13         --           --         7,978
Issuances of Series D Preferred Stock .......................       9,048            9         --           --         6,777
Stock issuance costs ........................................        --           --           --           --          (196)
Common Stock issued in exchange for exclusive license .......        --           --             96         --            41
Common Stock issued in exchange for consulting services .....        --           --             11         --             4
Notes receivable from stockholders for the purchase of shares        --           --           --           --          --
Conversion of Preferred Stock to Common Stock ...............     (52,501)         (52)       6,262            6          46
Issuance of shares in initial public offering, net ..........        --           --          3,163            3      34,529
Exercise of stock options ...................................        --           --             32         --             9
Repayment of notes receivable from stockholders .............        --           --           --           --          --
Repurchase of Common Stock ..................................        --           --             (1)        --          --
Issuances of Common Stock and options at below market value .        --           --           --           --         2,336
Amortization of deferred compensation .......................        --           --           --           --          --
Loss for the period .........................................        --           --           --           --          --
                                                                 --------       -------     -------      -------    --------
Balance as of December 31, 1997 .............................        --           --         10,549           11      67,360
Reclassification of deferred compensation ...................        --           --           --           --          (202)
                                                                 --------       -------     -------      -------    --------
Balance as of December 31, 1997 .............................        --           --         10,549           11      67,158
Exercise of stock options ...................................        --           --             28         --            10
Issuance of stock for 401( K) match .........................        --           --             20         --           236
Issuance of stock under Employee Stock ......................
Purchase Plan ...............................................        --           --             40         --           255
Amortization of deferred compensation .......................        --           --           --           --           870
Loss for the period .........................................        --           --           --           --          --
                                                                 --------       -------     -------      -------    --------
Balance as of December 31, 1998 .............................        --      $    --         10,637    $      11   $  68,529
Issuance of shares in public offering, net ..................        --           --          2,875            3      31,354
Exercise of stock options ...................................        --           --            189         --         1,157
Issuance of stock options to employees ......................        --           --           --           --         2,152
Issuance of stock for 401( K) match .........................        --           --             12         --           292
Issuance of stock under Employee Stock ......................
Purchase Plan ...............................................        --           --             22         --           220
Repayment of notes receivable from stockholders .............        --           --           --           --          --
Exercise of warrant, net ....................................        --           --             30         --          --
Amortization of deferred compensation .......................        --           --           --           --         3,804
Issuance of warrant .........................................        --           --           --           --         5,400
Loss for the period .........................................        --           --           --           --          --
                                                                 --------       -------     -------      -------    --------
Balance as of December 31, 1999 .............................        --      $    --         13,765    $      14   $ 112,908
Loss for the period .........................................        --           --           --           --          --
Unrealized gain on available for sale securities ............        --           --           --           --          --
Comprehensive income for period .............................
Issuance of shares in private placement, net ................        --           --          1,750            2      66,568
Exercise of stock options ...................................        --           --            302         --         2,507
Issuance of stock for 401( K) match .........................        --           --              7         --           386
Issuance of stock under Employee Stock ......................
Purchase Plan ...............................................        --           --             28         --           334
Repayment of notes receivable from stockholders .............        --           --           --           --          --
Proceeds from sale of options ...............................        --           --           --           --         2,796
Exercise of warrant, net ....................................        --           --             11         --          --
Amortization of deferred compensation .......................        --           --           --           --        11,345
                                                                 --------       -------     -------      -------    --------
Balance as of December 31, 2000 .............................        --      $    --         15,863    $      16   $ 196,844
                                                                 ========       =======     =======      =======    ========

                                                                   Deficit
                                                                 accumulated                Accumulated     Notes
                                                                  during the                   Other      receivable      Net
                                                                  development    Deferred   Compensation     from     Stockholders'
                                                                     stage      compensation   Income    stockholders    Equity
                                                                   --------       -------     -------      -------    --------
Balance at January 7, 1993 ..................................      $    --      $    --      $    --      $    --      $    --
Issuances of Common Stock ...................................           --           --           --           (254)          46
Issuances of Series A Preferred Stock .......................           --           --           --           --          2,000
Issuances of Series B Preferred Stock .......................           --           --           --           --         13,568
Issuances of Series C Preferred Stock .......................           --           --           --           --          7,991
Issuances of Series D Preferred Stock .......................           --           --           --           --          6,786
Stock issuance costs ........................................           --           --           --           --           (196)
Common Stock issued in exchange for exclusive license .......           --           --           --           --             41
Common Stock issued in exchange for consulting services .....           --           --           --           --              4
Notes receivable from stockholders for the purchase of shares           --           --           --            (14)         (14)
Conversion of Preferred Stock to Common Stock ...............           --           --           --           --           --
Issuance of shares in initial public offering, net ..........           --           --           --           --         34,532
Exercise of stock options ...................................           --           --           --           --              9
Repayment of notes receivable from stockholders .............           --           --           --             50           50
Repurchase of Common Stock ..................................           --           --           --           --           --
Issuances of Common Stock and options at below market value .           --         (2,336)        --           --           --
Amortization of deferred compensation .......................           --            386         --           --            386
Loss for the period .........................................        (29,393)        --           --           --        (29,393)
                                                                    --------       -------     -------      -------     --------
Balance as of December 31, 1997 .............................        (29,393)      (1,950)        --           (218)      35,810
Reclassification of deferred compensation ...................           --            202         --           --           --
                                                                    --------       -------     -------      -------     --------
Balance as of December 31, 1997 .............................        (29,393)      (1,748)        --           (218)      35,810
Exercise of stock options ...................................           --           --           --           --             10
Issuance of stock for 401( K) match .........................           --           --           --           --            236
Issuance of stock under Employee Stock ......................
Purchase Plan ...............................................           --           --                                      255
Amortization of deferred compensation .......................           --            553         --           --          1,423
Loss for the period .........................................        (19,718)        --           --           --        (19,718)
                                                                    --------       -------     -------      -------     --------
Balance as of December 31, 1998 .............................      $ (49,111)   $  (1,195)        --      $    (218)   $  18,016
Issuance of shares in public offering, net ..................           --           --           --           --         31,357
Exercise of stock options ...................................           --           --           --           --          1,157
Issuance of stock options to employees ......................           --         (2,152)        --           --           --
Issuance of stock for 401( K) match .........................           --           --           --           --            292
Issuance of stock under Employee Stock ......................
Purchase Plan ...............................................           --           --           --           --            220
Repayment of notes receivable from stockholders .............           --           --           --            113          113
Exercise of warrant, net ....................................           --           --           --           --           --
Amortization of deferred compensation .......................           --            894         --           --          4,698
Issuance of warrant .........................................           --           --           --           --          5,400
Loss for the period .........................................        (22,187)        --           --           --        (22,187)
                                                                    --------       -------     -------      -------     --------
Balance as of December 31, 1999 .............................      $ (71,298)   $  (2,453)        --      $    (105)   $  39,066
Loss for the period .........................................        (50,856)        --           --           --        (50,856)
Unrealized gain on available for sale securities ............           --           --             76         --             76
                                                                                                                            ----
Comprehensive income (loss) for period ......................                                                            (50,780)
Issuance of shares in private placement, net ................           --           --           --           --         66,570
Exercise of stock options ...................................           --           --           --           --          2,507
Issuance of stock for 401( K) match .........................           --           --           --           --            386
Issuance of stock under Employee Stock ......................
Purchase Plan ...............................................           --           --           --           --            334
Repayment of notes receivable from stockholders .............           --           --           --             96           96
Proceeds from sale of options ...............................           --           --           --           --          2,796
Exercise of warrant, net ....................................           --           --           --           --           --
Amortization of deferred compensation .......................           --          1,059         --           --         12,404
                                                                    --------       -------     -------      -------     --------
Balance as of December 31, 2000 .............................      $(122,154)   $  (1,394)     $  76       $     (9)   $  73,379
                                                                    ========       =======     =======      =======     ========


                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                                Cumulative  from
                                                                            For the years ended December 31,        Inception
                                                                         ------------------------------------- (January 7, 1993) to
                                                                              1998        1999         2000      December 31, 2000
                                                                              ----        ----         ----      -----------------
Cash flows from operating activities:
  Net loss .............................................................  $ (19,718)   $ (22,187)   $ (50,856)      $(122,154)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization of property,
      furniture and equipment ..........................................        606          789        1,368           4,952
    Non-cash compensation expense ......................................      1,423        4,698       12,404          18,911
    Amortization of deferred revenue - Roche ...........................       --           --           (956)           (956)
    Other amortization .................................................         12           34           26             109
    401 (K) plan stock match ...........................................        236          292          386             914
    Provision for equipment held for resale ............................       --           --           --                61
    Stock issued for consulting services ...............................       --           --           --                 5
    Stock issued to repay interest on notes to stockholders ............       --           --           --               195
    Debt issued for research and development ...........................       --           --           --               194
    Cumulative effect of change in  accounting principle ...............       --           --          4,180           4,180
    Loss on disposal of property and equipment .........................       --           --           --                16
    Decrease (increase) in assets:
    Accounts receivable and loans to employees .........................         33           44           20              (4)
    Accounts receivable Roche ..........................................       --           (144)         144            --
    Prepaid expenses ...................................................       (315)          53         (125)           (393)
    Other assets .......................................................        (61)         (40)         (67)           (255)
    Increase (decrease) in liabilities:
    Accounts payable ...................................................        454        4,983       (2,683)          3,476
    Accounts payable  Roche ............................................       --           --          9,556           9,556
    Accrued compensation ...............................................        221          199          331           1,359
    Accrued expenses ...................................................        322        1,947         (570)          2,814
    Deferred revenue - Roche ...........................................       --           --          2,000           2,000
                                                                            -------       ------      -------         -------
    Net cash used by operating activities ..............................    (16,787)      (9,332)     (24,842)        (75,020)
                                                                            -------       ------      -------         -------
Cash flows from investing activities:
  Purchase of property, furniture and equipment ........................       (212)        (657)        (716)         (2,220)
  Net sale (purchase) of short-term investments ........................      1,607       (7,519)     (51,174)        (61,949)
  Equipment held for resale ............................................       --           --           --               (61)
  Organizational costs .................................................       --           --           --                (8)
  Patent costs .........................................................        (99)        (116)        (307)           (971)
                                                                            -------       ------      -------         -------
    Net cash provided (used) by investing activities ...................      1,296       (8,292)     (52,197)        (65,209)
                                                                            -------       ------      -------         -------
Cash flows from financing activities:
  Proceeds (payments) from notes  payable ..............................       --           --           --             6,150
  Lease costs ..........................................................       --           --           --               (13)
  Principal payments under capital lease obligations ...................       (411)        (520)        (938)         (3,696)
  Proceeds from issuance of Common Stock, net ..........................       --         31,357       66,570         132,294
  Proceeds from issuance of Preferred Stock ............................       --           --           --            23,896
  Proceeds from sale of options ........................................       --           --          2,796           2,796
  Proceeds from exercise of stock options ..............................         10        1,157        2,507           3,683
  Employee stock purchase plan stock issuance ..........................        255          220          334             809
  Warrant issuance .....................................................       --          5,400         --             5,400
  Repayment of notes receivable from stockholders ......................       --            113           96             259
                                                                            -------       ------      -------         -------
  Net cash provided (used) by financing activities .....................       (146)      37,727       71,365         171,578
                                                                            -------       ------      -------         -------
  Net increase (decrease) in cash and cash equivalents .................    (15,637)      20,103       (5,674)         31,349
Cash and cash equivalents at beginning  of period ......................     32,557       16,920       37,023            --
                                                                            -------       ------      -------         -------
Cash and cash equivalents at end of period .............................  $  16,920    $  37,023    $  31,349       $  31,349
                                                                            =======       ======      =======         =======
Supplemental disclosure of cash flow information:
Cash paid during the period for interest ...............................  $     127    $     161    $     257       $   1,362
                                                                            =======       ======      =======         =======

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

     Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents of $36.5 million and $31.1 million at December 31, 1999 and 2000, respectively, are stated at cost and consist primarily of overnight commercial paper, variable rate demand notes, commercial paper, and short-term debt securities. The carrying amount of cash and cash equivalents approximates fair value.

     Short-Term Investments

        Short-term investments, which consist of short-term corporate debt securities, are classified as available-for-sale securities, and are reported at fair value based generally on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders' equity until realized.

        In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year. At December 31, 2000 gross unrealized gains were $83,000 and gross unrealized losses were $7,000. There were no realized gains or losses on these investments during 1998, 1999 or 2000.

        Financial Instruments

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

         Financial instruments other than short-term investments held by the Company include accounts receivable, notes receivable, accounts payable and obligations under capital leases. The Company believes that the carrying amount of these financial instruments approximates their fair value due to the short-term maturity of these instruments.

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

     Intangible Assets

        Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. There were no impairments identified during 1998, 1999 or 2000.

        The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents of 17-20 years from the date the patents are granted. Financing costs were incurred as part of the Company's capital lease agreements and are amortized straight-line over the lease term.

     Deferred Revenue - Roche

     The license fee and milestone payments received under our Roche collaboration are recorded as deferred revenue when received and recognized as revenue ratably over the remainder of the research and development period. Deferred revenue - Roche represents license and milestone payments received to be recognized as revenue in future periods.

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

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS-Continued

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

     Net Loss Per Share

        In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At December 31, 1998, 1999 and 2000, there were 1,035,000, 1,712,000 and 1,817,000 options to purchase common stock outstanding, respectively. At December 31, 1999 and 2000 there was a warrant outstanding to purchase 362,000 shares of common stock.

     Stock-Based Compensation

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which require that compensation be measured at the end of each reporting period for changes in the fair value of the Company's common stock until the options are vested.

     Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all non-owner changes in equity during a period and is divided into two broad classifications: net income and other comprehensive income ("OCI"). OCI includes revenue, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists of unrealized gains or losses on securities available for sale.

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

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued


     Adoption of SAB No. 101

         The Company previously recognized license fee and milestone revenue upon receipt of payment and completion of the related milestone. During the quarter ended December 31, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission ("SEC") which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The cumulative effect of this change in accounting principle, $4.2 million or $(0.27) per share, was reported as a cumulative effect of a change in accounting principle retroactive to January 1, 2000 and relates to the $10 million up-front payment received from Roche previously recognized as revenue in 1999, net of the $5.4 million fair value of the warrant to purchase common stock issued to Roche. In 2000, $840,000 of the $4.2 million was recognized as revenue.

2.  Leases

         The Company is obligated under various capital leases for furniture and equipment that expire at various dates during the next four years. The gross amount of furniture and equipment and related accumulated amortization recorded under capital leases and included in property, furniture and equipment were as follows at December 31, 1999 and 2000 (in thousands):

                                           1999         2000
                                        ----------    ---------
Furniture and equipment ...........      $ 2,556       $ 4,026

Less accumulated amortization .....       (1,053)       (1,591)
                                         -------       -------
                                         $ 1,503       $ 2,435
                                         =======       =======

         The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through September 2002. Rental expense, including maintenance charges, for operating leases during 1998, 1999 and 2000 was $638,000, $782,000, and $929,000 respectively.

         Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 (in thousands) are:

                                                         CAPITAL     OPERATING
                                                         LEASES       LEASES
                                                       ----------   ---------
Year ending December 31:
   2001..............................................   $ 1,374      $   856

   2002..............................................     1,021          448

   2003..............................................       782           92

   2004..............................................       252           --
                                                        --------    ---------
Total minimum lease payments.........................     3,429      $ 1,396
                                                                    =========


Less amount representing interest....................       394
                                                        --------


Present value of net minimum capital lease payments..     3,035
Less current installments of obligations under capital
leases...............................................     1,174
                                                        --------

Obligations under capital leases,  excluding current
    Installments.....................................   $ 1,861
                                                        ========


                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

         Under a warrant agreement dated August 24, 1993 with a lessor, the Company issued a warrant to acquire Series B Preferred Stock at the initial Series B Preferred Stock per share offering price, such that the aggregate purchase price for the shares equals $119,000. During the year ended December 31, 1995, the lease was amended to increase the credit limit and a warrant to purchase shares valued at an additional $71,000 was granted to the lessor. These warrants converted to warrants to purchase common stock at the time of the Company's initial public offering. The shares were issued during 1999.

3.  Property, Furniture and Equipment

         Property, furniture and equipment consists of the following at December 31, 1999 and 2000 (in thousands):

                                                               1999          2000
                                                             --------      -------
Furniture and equipment ...............................      $ 3,290       $ 4,208
Leasehold improvements ................................          303           681
Furniture and equipment under capital lease ...........        2,556         4,026
                                                             -------       -------
                                                               6,149         8,915
Less accumulated depreciation and amortization ........       (3,564)       (4,932)
                                                             -------       -------
                                                             $ 2,585       $ 3,983
                                                             =======       =======

4. Stockholders' Equity

         In June 2000, the Company's Certificate of Incorporation was amended to grant the Company the authority to issue 70,000,000 shares of stock consisting of 60,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

         At December 31, 1999 and 2000, loans with an interest rate of 8% totaling $105,000 and $9,000, respectively, were outstanding to employees of the Company for purchase of shares of the Company's Common Stock. This amount has been presented as a reduction of stockholders' equity in the statement of stockholders' equity.

     Public Offerings of Stock

         In October 1997, the Company closed its initial public offering of common stock at $12 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters' over-allotment option which closed in November 1997, were approximately $34.5 million after deducting applicable issuance costs and expenses of approximately $3.4 million. In connection with the public offering, all the outstanding preferred stock was converted into 6,261,615 shares of the Company's common stock.

         In June 1999, the Company closed a public offering of common stock at $11.75 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters' over-allotment option, were approximately $31.4 million after deducting applicable issuance costs and expenses of approximately $2.4 million.

         In February 2000, the Company closed a private placement of 1.75 million shares of common stock at $40.50 per share. The net proceeds of the offering were approximately $66.6 million after deducting applicable issuance costs and expenses of approximately $4.2 million.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

     Derivative Transactions

         In July 2000, the Company entered into a derivative transaction with a financial institution that may be settled by selling up to 300,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company's stock at the inception of the transaction. The Company received $2.8 million in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, "Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Concurrently, the Company entered into a second derivative transaction with the same financial institution on shares of its common stock at no net premium to either party. Under this transaction, the Company may elect to settle by issuing up to 125,000 shares of its common stock to the financial institution at prescribed prices significantly higher than the market price of the Company's stock at the date of the transaction and receive a net cash payment from the financial institution. Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intends to settle the contracts by issuing shares. In December 2000 these contracts were amended to allow settlement in unregistered shares of our common stock. All of these derivative transactions expire or mature in July 2001.

     Preferred Stock

         The Board of Directors has the authority to issue shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders.


5.  Stock Option Plan

           In 1993, the Company adopted a stock option plan which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. New Stock Option Plan (the "Stock Option Plan") was implemented and replaced the 1993 plan. Under the Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 3,352,941 shares of Common Stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company's Common Stock on the date of grant and an option's maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $.34 to $78.50 per share. The vesting period generally occurs ratably over four years. At December 31, 2000, there were approximately 660,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at inception of the Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $.43. No more grants will be made under the 1993 plan.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

Stock option transactions for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                                Weighted                      Weighted                      Weighted
                                                                Average                       Average                       Average
                                                                Exercise                      Exercise                      Exercise
                                                  1998           Price          1999           Price        2000             Price
                                                ----------     ----------    -----------    -----------   ---------      -----------
Options outstanding at January 1 .........         267,000       $   0.75    1,035,000       $    6.31    1,712,000       $    9.93
  Granted ................................         820,000           7.91      961,000           12.88      441,000           60.13
  Exercised ..............................         (28,000)          0.35     (189,000)           6.12     (302,000)           8.31
  Cancelled ..............................         (24,000)          6.16      (95,000)           7.84      (34,000)          20.62
                                                ----------       --------   ----------       ---------   ----------       ---------
Options outstanding at end of period .....       1,035,000           6.31    1,712,000            9.93    1,817,000           22.19
                                                ==========       ========   ==========       =========   ==========       =========

The following summarizes information about stock options outstanding as of December 31, 2000:

                                       Options Outstanding                 Options Exercisable
                      --------------------------------------------  --------------------------------
                                       Weighted
                                       Average           Weighted
                       Number          Remaining         Average                         Weighted
Range of Exercise      Outstanding     Contractual       Exercise       Number            Average
Price                  as of 12/31/00  Life               Price      Exercisable      Exercise Price
-----                  --------------  ----               -----      -----------      --------------
 $    0.34-1.00             132,000       5.79          $   0.46         124,000           $   0.45
 $    5.88-8.00             396,000       7.32          $   7.86         237,000           $   7.91
 $  8.01-11.625             637,000       8.30          $  11.60         234,000           $  11.60
 $ 11.626-20.88             217,000       8.64          $  16.73          69,000           $  16.54
 $ 20.89-61.875             299,000       9.37          $  56.91          25,000           $  51.08
 $ 61.876-78.50             136,000       9.75          $  67.00           1,000           $  63.77
                          ---------       ----          --------         -------           --------
 $   0.34-78.50           1,817,000       8.23          $  22.19         690,000           $  10.32
                          =========       ====          ========         =======           ========

           The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For the year ended December 31, 1997, the Company recorded a deferred charge of $2,336,000, representing the difference between the exercise price and the deemed fair value of the Company's Common Stock for 348,000 shares of Common Stock and 132,000 shares subject to Common Stock Options granted in 1997. In 1999, the Company recorded a deferred charge of $2,152,000, representing the difference between the fair value of the Company's Common Stock on the date of grant and the fair value of the Company's Common Stock on the date of shareholder approval for 654,000 shares subject to common stock options. Compensation expense for employee stock options was $553,000, $894,000 and $1.1 million for 1998, 1999 and 2000, respectively.

           Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18 over the service period that generally coincides with vesting, generally four years. The measurement date for the calculation of compensation expense is considered to be the date when all services have been rendered. Compensation expense is recognized during interim periods up to the measurement date based on changes in the fair value of the Company's common stock. Compensation expense for non-employee stock options of $870,000, $3.8 million and $11.3 million for the years ended December 31, 1998, 1999 and 2000, respectively, was recorded as an increase to additional paid-in capital.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

           SFAS 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had the Company determined compensation expense based on the fair value at the grant date for its stock-based plans under SFAS 123, the Company's net loss and basic loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31:

                                                1998           1999           2000
                                              ---------     ---------      ----------
Net loss:
As reported ............................      $(19,718)      $(22,187)      $(50,856)
Compensation cost recorded
   under APB 25 ........................           553            894          1,059
Compensation cost
   resulting from common
   stock options, restricted
   stock and employee stock
   purchase plan .......................        (1,231)        (2,553)        (8,334)
                                              --------       --------       --------
Pro forma ..............................      $(20,396)      $(23,846)      $(58,131)
                                              ========       ========       ========
Basic and diluted loss per share:
   As reported .........................      $  (1.87)      $  (1.79)      $  (3.27)
   Pro forma ...........................      $  (1.93)      $  (1.92)      $  (3.74)


         The fair value of common stock options and restricted stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                             1998              1999             2000
                                          -----------       -----------     -----------
Estimated dividend yield                        0.00%             0.00%           0.00%
Expected stock price volatility                 72.0%             86.0%           91.4%
Risk-free interest rate                         5.20%             5.20%           6.30%
Expected life of options                      5 years           5 years         5 years
Expected life of employee stock
  purchase plan options                       2 years           2 years         2 years


         The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years because pro forma net loss reflects compensation costs only for stock options granted in 1998, 1999 and 2000 and does not consider compensation cost for stock options granted prior to January 1, 1995.


6. Income Taxes

         At December 31, 2000, the Company has net operating loss carryforwards (NOL's) for federal and state income tax purposes of approximately $106.3 million which expire in varying amounts between 2008 and 2020. The Company has research and development credits of $2.2 million which expire in varying amounts between 2008 and 2020. The reason for the difference between the Company's expected tax benefit at its statutory rate of 34% and actual tax expense is primarily related to differences in book and tax expense for stock option compensation and increases in the valuation allowance of deferred tax assets.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

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

         The components of deferred tax assets and deferred tax liabilities as of December 31, 1999 and 2000 are as follows:


                                           1999           2000
                                        -----------   -----------
                                              (in thousands)
Deferred tax assets:
Tax loss carryforwards ............      $ 24,283       $ 40,967
Tax credits .......................         1,927          2,203
Reserves and accruals .............         2,033          5,038
                                         --------       --------
                                           28,243         48,208

Valuation allowance ...............       (28,243)       (48,208)
                                         --------       --------

Net deferred asset ................          --             --

Deferred tax liabilities:
Deferred tax liability ............          --             --
                                         --------       --------

Net deferred tax assets and
(liability) .......................      $   --         $   --
                                         ========       ========


         The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The increase in the valuation allowance was approximately $8.1 million, $8.5 million and $20.0 million for the years ended December 31, 1998, 1999 and 2000, respectively.

7. Employee Benefit Plans

     401 (K) Plan

         The Company has a 401(k) Profit Sharing Plan (the "Plan") covering all qualified employees. Participants may elect a salary reduction from 1% to 12% as a contribution to the Plan. Modifications of the salary reductions may be made quarterly. The Plan permits the Company to match participants' contributions. Beginning in 1998, the Company matched 100% of a participant's contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company's stock on the last trading day of the year. During 1998, 20,000 shares were issued, and compensation expense of $236,000 was recognized. During 1999, 12,000 shares were issued and compensation expense of $292,000 was recognized. During 2000, 7,000 shares were issued, and compensation expense of $386,000 was recognized. These shares vest ratably based on a participant's years of service and are fully vested after four years of service.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS-Continued

         The normal retirement age shall be the later of a participant's 65th birthday or the fifth anniversary of the first day of the Plan year in which participation commenced. The Plan does not have an early retirement provision.

         Employee Stock Purchase Plan

         The Company has an Employee Stock Purchase Plan which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the date of the grant or the date the right to purchase is exercised. A total of 40,000, 22,000, and 28,000 shares were issued under this plan in 1998, 1999, and 2000, respectively.

8. Roche Collaboration

         In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for T-20 and T-1249. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999, and a milestone payment of $2 million in 2000. Roche will provide up to an additional $56 million in cash upon achievement of developmental, regulatory and commercial milestones.

         In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of Common Stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised at December 31, 2000. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and recorded as a reduction of the $10 million up-front payment received from Roche. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of
86.00 %; risk-free interest rate of 5.20%; and expected option life of 10 years.

         The Company had a $20 million financing agreement with Roche accessible at the Company's option on a quarterly basis beginning in July 1999 and expiring on December 31, 2000. No amounts were borrowed under this agreement.

9. Supplementary Cash Flow Information

         Capital lease obligations of $1,236,000, $1,119,000 and $2,050,000 were incurred in 1998, 1999 and 2000, respectively, for leases of new furniture and equipment.

10. Commitments and Contingencies

         The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company is in dispute with a consultant regarding the amount of payment of a fee for services rendered. The Company has recorded its estimate of the amount due for the services provided, however the ultimate resolution of this matter cannot presently be determined. In the event the Company is required to pay the fee currently demanded by the consultant, it could have a material effect on the Company's results of operations for that period.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Trimeris, Inc.
                                                    -------------------
                                                        (Registrant)


March 29, 2001                                 /s/   DANI P. BOLOGNESI
---------------                               ------------------------------
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


     Signature                                 Capacity                                   Date
     ---------                                 --------                                   ----
/s/ DANI P. BOLOGNESI                  Chief Executive Officer (principal           March 29, 2001
-----------------------------          executive officer), Chief
  Dani P. Bolognesi, Ph.D.             Scientific Officer and Director

/s/ ROBERT R. BONCZEK                  Chief Financial Officer and                  March 29, 2001
-----------------------------          General Counsel
    Robert R. Bonczek                  (principal financial officer)

/s/ M. NIXON ELLIS                     Chief Business Officer and                   March 29, 2001
-----------------------------          Executive Vice President
     M. Nixon Ellis

/s/ TIMOTHY J. CREECH                  Director of Finance and Administration       March 29, 2001
-----------------------------          and Secretary (principal accounting officer)
    Timothy J. Creech

/s/  JEFFREY M. LIPTON                 Chairman of the Board of Directors           March 29, 2001
-----------------------------
     Jeffrey M. Lipton

/s/  E. GARY COOK                      Director                                     March 29, 2001
-----------------------------
     E. Gary Cook, Ph.D.

/s/  CHARLES A. SANDERS                Director                                     March 29, 2001
-----------------------------
   Charles A. Sanders, M.D.

/s/  J. RICHARD CROUT                  Director                                     March 29, 2001
-----------------------------
   J. Richard Crout, M.D.

                                  EXHIBIT INDEX

(a) Exhibits

   3.1 *         Amended and Restated Bylaws of the Registrant.
   3.2 (g)       Fourth Amended and Restated Certificate of Incorporation of the Registrant
   4.1 *         Specimen certificate for shares of Common Stock.
   4.2 *         Description of Capital Stock (contained in the Fourth Amended and Restated Certificate of
                 Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).
   10.1 *        License Agreement dated February 3, 1993, between the Registrant and Duke University.
   10.2 *        Cooperation and Strategic Alliance Agreement dated April 21, 1997, between the Registrant and
                 MiniMed Inc.
   10.3  (g)     Trimeris, Inc. Amended and Restated Stock Incentive Plan.
   10.4 *        Trimeris, Inc. Employee Stock Purchase Plan.
   10.5 *        Form of Promissory Notes executed by certain executive
                 officers in favor of the Registrant, and related collateral documents.
   10.6 *        Form of Stock Restriction Agreements between the Registrant and certain executive officers.
   10.7 *        Form of Stock Pledge Agreement between the Registrant and certain executive officers.
   10.8 *        Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.
   10.9*         Agreement with Max N. Wallace dated July 10, 1997.
   10.10 *       Form of Indemnification Agreements.
   10.11 *       License Agreement dated September 9, 1997 between the Registrant and The New York Blood
                 Center.
   10.12 (a)     Master Lease Agreement dated May 28, 1998 between the Company and Finova Technology Finance,
                 Inc.
   10.13 (b)     Prototype Defined Contribution Plan and Trust for the Trimeris, Inc. Employee 401 (k) Plan.
   10.14 (a)     Adoption Agreement for the Trimeris, Inc. Employee 401 (k) Plan.
   10.15 (b)     Employment Termination and General Release Agreement between Trimeris and M. Ross Johnson dated April 13, 1999.
   10.16 (b)     Chief Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated April 21,
                 1999.
   10.17 (c)     Development and License Agreement between Trimeris and
                 Hoffmann-La Roche dated July 1, 1999 (Portions of this
                 exhibit have been omitted pursuant to an order of the
                 Commission granting confidential treatment.).
   10.18 (c)     Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.
   10.19 (c)     Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July
                 9, 1999.
   10.20 (c)     Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999
   10.21 (c)     Sublease Agreement between Trimeris, Inc. and Blue Cross and Blue Shield of North Carolina
                 dated May 15, 1999.
   10.22 (c)     Lease Agreement between Hamad Jassim Althani and Blue Cross and Blue Shield of North
                 Carolina, relating to Sublease Agreement filed as Exhibit 10.24 hereto
   10.23 (d)     Employment Termination and General Release Agreement between Trimeris and Matthew A. Megaro dated September 3, 1999.
   10.24 (e)     Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000.
   10.25 (f)     Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000.
   23            Consent of KPMG LLP

----------------

* Incorporated by reference to Trimeris' Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.

(a) Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(b) Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(c) Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(d) Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(e) Incorporated by reference to Trimeris' Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 29, 2000.

(f) Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(g) Incorporated by reference to Trimeris' 2000 Definitive 14A filed with the Commission on May 16, 2000.

All financial statement schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Financial Statements and Notes thereto.