Form 10-Q
period 2001-03-31
TRIMERIS INC
filed 2001-05-14
CIK 911326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

      -------------------------------------------------------------------

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




The number of shares outstanding of the registrant's common stock as of May 11, 2001 was 17,353,770.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                    For the Three Months Ended March 31, 2001

                                      INDEX


PART 1.        FINANCIAL INFORMATION                                                         Page
------------------------------------                                                         ----
Item 1.        Financial Statements
               --------------------
               Balance Sheets as of  March 31, 2001 (unaudited) and
               December 31, 2000                                                                1

               Statements of Operations (unaudited) for the Three Months Ended
               March 31, 2001 and 2000 and Period From
               Inception (January 7, 1993) Through March 31, 2001                               2

               Statements of Cash Flows (unaudited) for the Three Months Ended
               March 31, 2001 and 2000 and Period From
               Inception (January 7, 1993) Through March 31, 2001                               3

               Notes to Financial Statements (unaudited)                                        4

Item 2.        Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Operations                                                        6
               -----------------------------------------------------------
Item 3.        Quantitative and Qualitative Disclosures About Market Risk                      13
               ----------------------------------------------------------
PART 2.        OTHER INFORMATION
--------------------------------

Item 1.        Legal Proceedings                                                               14
               -----------------
Item 2.        Changes in Securities and Use of Proceeds                                       14
               -----------------------------------------
Item 3.        Defaults Upon Senior Securities                                                 14
               -------------------------------
Item 4.        Submission of Matters to a Vote of Security Holders                             14
               ---------------------------------------------------
Item 5.        Other Information                                                               14
               -----------------
Item 6.        Exhibits and Reports on Form 8-K                                                14
               --------------------------------
Signature Page                                                                                 16
--------------

Exhibit Index                                                                                  17
-------------


                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)

                                                                        December 31,        March 31,
                                                                            2000              2001
                                                                        -----------       ----------
                                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                            $    31,349       $   24,217
   Short-term investments                                                    62,025           51,522
   Accounts receivable                                                            4                3
   Prepaid expenses                                                             393              417
                                                                        -----------       ----------
     Total current assets                                                    93,771           76,159

Property, furniture and equipment, net                                        3,983            3,767
                                                                        -----------       ----------
Other assets:
   Patent costs, net                                                            924            1,036
   Equipment deposits                                                           255              246
                                                                        -----------       ----------
     Total other assets                                                       1,179            1,282
                                                                        -----------       ----------
     Total assets                                                       $    98,933       $   81,208
                                                                        ===========       ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $     3,476       $    1,777
   Accounts payable - Roche                                                   9,556            7,877
   Current installments of capital lease obligations                          1,174            1,134
   Accrued compensation                                                       1,359            1,046
   Deferred revenue - Roche                                                   1,304            1,307
   Accrued expenses                                                           2,904            2,994
                                                                        -------------     ----------
     Total current liabilities                                               19,773           16,135
Obligations under capital leases, excluding current installments              1,861            1,688
Deferred revenue - Roche                                                      3,920            3,591
                                                                        -----------       ----------
     Total liabilities                                                       25,554           21,414
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value
     per share, 10,000 shares authorized, zero
     shares issued and outstanding at December 31,
     2000 and March 31, 2001 (unaudited)                                         --               --
   Common Stock at $.001 par value per share, 60,000
     shares authorized, 15,863 and 15,951 shares issued
     and outstanding at December 31, 2000 and
     March 31, 2001 (unaudited)                                                  16               16
   Additional paid-in capital                                               196,844          197,571
   Deficit accumulated during the development stage                        (122,154)        (133,826)
   Deferred compensation                                                     (1,394)          (4,095)
   Accumulated other comprehensive income                                        76              137
   Notes receivable from stockholders                                            (9)              (9)
                                                                        ------------      -----------
     Net stockholders' equity                                                73,379           59,794
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $     98,933      $   81,208
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                             Cumulative
                                                                                           from Inception
                                                                    Three Months          (January 7, 1993)
                                                                   Ended March 31,           to March 31,
                                                                ---------------------
                                                                    2000       2001             2001
                                                                ----------  ---------        -----------
Revenue                                                         $     210   $     326        $     6,916
                                                                ----------  ---------        -----------
Operating expenses:
   Research and development:
     Non-cash compensation                                          3,504      (3,276)             5,298
     Other research and development expense                         5,042      13,836            102,512
                                                                ----------  ---------        -----------
   Total research and development expense                           8,546      10,560            107,810
                                                                ----------  ---------        -----------
   General and administrative:
     Non-cash compensation                                          3,606         490             10,827
     Other general and administrative expense                       1,637       2,306             28,139
                                                                ----------  ---------        -----------
   Total general and administrative expense                         5,243       2,796             38,966
                                                                ----------  ---------        -----------
     Total operating expenses                                      13,789      13,356            146,776
                                                                ----------  ---------        -----------
Operating loss                                                    (13,579)    (13,030)          (139,860)
                                                                ----------  ---------        -----------
Other income (expense):
   Interest income                                                  1,266       1,403             11,707
   Interest expense                                                   (54)        (45)            (1,493)
                                                                ----------  ---------        -----------
   Total other income (expense)                                     1,212       1,358             10,214
                                                                ----------  ---------        -----------
Net loss before cumulative effect of change
     in accounting principle                                    $ (12,367)  $ (11,672)       $  (129,646)

Cumulative effect of change in accounting
     principle                                                     (4,180)         --             (4,180)
                                                                ----------  ---------        -----------

   Net loss                                                     $ (16,547)  $ (11,672)       $  (133,826)
                                                                ==========  =========        ===========
Basic net loss per share:
   Before cumulative effect of accounting change                $  (0.83)   $   (0.73)
   Accounting change                                               (0.28)          --
                                                                ---------   ---------
Basic net loss per share                                        $  (1.11)   $   (0.73)
                                                                =========   =========
Weighted average shares used in per share
   computations                                                    14,942      15,914
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              Cumulative
                                                                                           From Inception
                                                                 Three Months Ended         (January 7, 1993)
                                                                      March 31,               to March 31,
                                                                ---------------------
                                                                   2000        2001              2001
                                                                ---------   ---------        -----------
Cash flows from operating activities:
   Net loss                                                     $ (16,547)  $ (11,672)       $  (133,826)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                     340         442              5,394
     Other amortization                                                 -           7                116
     Amortization of deferred revenue - Roche                        (210)       (326)            (1,282)
     Non-cash compensation expense                                  7,110      (2,786)            16,125
     401(K) plan stock match                                            -           -                914
     Provision for equipment held for resale                            -           -                 61
     Stock issued for consulting services                               -           -                  5
     Stock issued to repay interest on notes to stockholders            -           -                195
     Debt issued for research and development                           -           -                194
     Cumulative effect of change in accounting principle            4,180           -              4,180
     Loss on disposal of property and equipment                         -           -                 16
   Changes in operating assets and liabilities:
       Accounts receivable                                             12           1                 (3)
       Accounts receivable - Roche                                 (2,870)          -                  -
       Prepaid expenses                                              (101)        (24)              (417)
       Other assets                                                   (17)          9               (246)
       Accounts payable                                            (1,410)     (1,699)             1,777
       Accounts payable - Roche                                         -      (1,679)             7,877
       Accrued compensation                                          (229)       (313)             1,046
       Accrued expenses                                                21          90              2,904
       Deferred revenue - Roche                                         -           -              2,000
                                                                ----------  ---------        -----------
         Net cash used by operating activities                     (9,721)    (17,950)           (92,970)
                                                                ----------  ---------        -----------

Cash flows from investing activities:
   Sales (purchases) of short-term investments                     (5,672)     10,564            (51,385)
   Purchases of property and equipment                                  -        (226)            (2,446)
   Equipment held for resale                                            -           -                (61)
   Organization costs                                                   -           -                 (8)
   Patent costs                                                      (152)       (119)            (1,090)
                                                                ---------   ----------       -----------
         Net cash provided (used) by investing activities          (5,824)     10,219            (54,990)
                                                                ---------   ----------       -----------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                              -           -              6,150
   Lease costs                                                          -           -                (13)
   Principal payments under capital lease obligations                (175)       (213)            (3,909)
   Proceeds from issuance of Common Stock                          66,570           -            132,294
   Proceeds from issuance of Preferred Stock                            -           -             23,896
   Proceeds from sale of options                                        -           -              2,796
   Proceeds from exercise of stock options                            926         812              4,495
   Proceeds from employee stock purchase plan exercise                  -           -                809
   Repayment of notes receivable from stockholders                     64           -                259
   Warrant issuance                                                     -           -              5,400
                                                                ---------   ---------        -----------
         Net cash provided by financing activities                 67,385         599            172,177
                                                                ---------   ---------        -----------
Net increase (decrease) in cash and cash equivalents               51,840      (7,132)            24,217
Cash and cash equivalents, beginning of period                     37,023      31,349                  -
                                                                ---------   ---------        -----------
Cash and cash equivalents, end of period                        $  88,863   $  24,217        $    24,217
                                                                =========   =========        ===========

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

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable
Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 2000 financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

2. BASIC NET INCOME (LOSS) PER SHARE

   In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At March 31, 2001 there were 1,914,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

   Interest of approximately $54,000 and $45,000 was paid during the three months ended March 31, 2000 and 2001, respectively. Capital leases of $331,000 and $0 were incurred for the three months ended March 31, 2000 and 2001, respectively for the purchase of new furniture and equipment.

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

5. ROCHE COLLABORATION

   In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for the two fusion inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made an initial cash payment to the Company of $10 million during 1999 and a milestone payment of $2 million in 2000. Roche will provide up to an additional $56 million in cash and funding upon achievement of developmental, regulatory and commercial milestones. In accordance with Staff Accounting Bulletin No. 101, the initial cash payment, net of the $5.4 million fair value of the warrant granted to Roche, is being amortized into revenue over the research and development term of the Roche agreement.

6. SUBSEQUENT EVENT

   In May 2001, the Company closed a private placement of approximately 1.4 million shares of common stock at $33.00 per share. The net proceeds of the offering were approximately $43.4 million after deducting applicable issuance costs and expenses.

Item 2.  Management's Discussion and Analysis of Financial Condition  and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

   This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. These factors include, but are not limited to: that we are an early stage company with an uncertain future; that we have never made money and expect our losses to continue; that we will need to raise additional funds in the near future; that our quarterly operating results are subject to fluctuations and you should not rely on them as an indication of our future results; that we are heavily dependent on our lead product candidate, T-20; that the success of T-20 depends on the results of our Phase III clinical trials currently in progress; that our success in commercializing T-20 and T-1249 depends on our relationship with Roche; that we face many uncertainties relating to our human clinical trial results and clinical trial strategy; that we have no experience manufacturing pharmaceutical products; that we face risks associated with manufacturing T-20 and T-1249; that HIV may develop resistance to our drug candidates; that our business is based on novel technology and is highly risky and uncertain; that we are dependent on third-party contract research organizations; that we have no sales, marketing or distribution capabilities; that our stock price is highly volatile; that we depend on collaborations and licenses with others; that there is uncertainty relating to third-party reimbursement, health care reform measures, and recent developments in Africa which could limit the amount we will be able to charge for our products; that there is uncertainty regarding patents and proprietary rights; that we are subject to extensive government regulation; that our products may not receive regulatory approval; that we face intense competition; that our products may not achieve market acceptance; that we use hazardous materials; that we are exposed to product liability risks; that we depend upon certain key personnel and face risks relating to our ability to attract and retain key personnel; that future sales of common stock by our existing stockholders or key management could adversely affect our stock price; that we have implemented certain anti-takeover provisions; and that our actual results could differ materially from those anticipated in our forward-looking statements. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

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

   We have lost money since inception and, as of March 31, 2001, had an accumulated deficit of approximately $133.8 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and a milestone payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

o  the timing of regulatory actions,

o the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

o our ability to work with Roche to manufacture, develop, sell, market and distribute T-20 and T-1249,

o  technological and other changes in the competitive landscape,

o changes in our existing or research and development relationships and strategic alliances,

o development of any future research and development relationships or strategic alliances,

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 2001

REVENUE. Total revenue increased from $210,000 for the three months ended March 31, 2000 to $326,000 for the three months ended March 31, 2001. Total revenue for the three months ended March 31, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million value assigned to the warrant issued to Roche, over the research and development term of the agreement. Total revenue for the three months ended March 31, 2001 includes this amortization and amortization of a $2.0 million milestone payment received from Roche in 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $8.5 million and $10.6 million for the three months ended March 31, 2000 and 2001, respectively. Gross research and development expenses excluding non-cash compensation charges increased from $5.0 million during the three months ended March 31, 2000 to $13.8 million during the three months ended March 31, 2001 because we:

o  continued two Phase III clinical trials for T-20,

o  continued four Phase II clinical trials for T-20,

o  continued a Phase I clinical trial for T-1249,

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials, and

o  increased the number of our personnel to support these activities.

Non-cash compensation changed from $3.5 million in expense for the three months ended March 31, 2000 to $3.3 million in expense reversal for the three months ended March 31, 2001 primarily due to the effect that decreases in the market value of our stock during the quarter ended March 31, 2001 had on the calculation of this amount under Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock options granted to non-employees. Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement, we and Roche shared the development costs incurred during the period from July 1, 1999 until March 31, 2001 for T-20 and T-1249 equally.

Total research personnel were 55 and 66 at March 31, 2000 and 2001, respectively. We expect total research and development expenses, which are net of the reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o  expansion of the two Phase III clinical trials for T-20,

o  expanded clinical trials for T-20, T-1249 and other product candidates,

o  the manufacture of drug material for these trials,

o increased preclinical research and testing of potential product candidates, and

o  increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $5.2 million and $2.8 million for the three months ended March 31, 2000 and 2001, respectively. Expenses excluding non-cash compensation charges increased from $1.6 million for the three months ended March 31, 2000 to $2.3 million for the three months ended March 31, 2001 because in 2001 we:

o performed market research and pre-marketing activities which are shared equally with Roche,

o  added personnel to support our growth, and

o  incurred professional fees to support our growth.

Non-cash compensation expense decreased from $3.6 million for the three months ended March 31, 2000 to $490,000 for the three months ended March 31, 2001 primarily due to the effect that decreases in the market value of our stock during the quarter ended March 31, 2001 had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $1.2 million and $1.4 million for the three months ended March 31, 2000 and 2001, respectively. The increase was due to increased interest income because of higher cash and investment balances during the three months ended March 31, 2001 due to our stock offering, which closed in February 2000.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, and a private placement of common stock in February 2000. Net cash used by operating activities was $9.7 million and $18.0 million for the three months ended March 31, 2000 and 2001, respectively. The cash used by operating activities was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and increased for the three months ended March 31, 2001 because of increased research and development activities. Cash used by investing activities was $5.8 million for the three months ended March 31, 2000. Cash provided by investing activities was $10.2 million for the three months ended March 31, 2001. The amount used for the three months ended March 31, 2000 resulted from the purchase of short-term investments as a result of our private placement of common stock in February 2000. The amount provided for the three months ended March 31, 2001 resulted from the net sale of short-term investments to fund our operations.

     As of March 31, 2001, we had $75.7 million in cash and cash equivalents and short-term-investments, compared to $93.4 million as of December 31, 2000. The decrease is primarily due to the $18.0 million used by operating activities during the three months ended March 31, 2001.

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

     As of March 31, 2001, we had commitments of approximately $12.7 million to purchase product candidate materials and fund various clinical studies over the next 13 months. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249. We also expect to have capital expenditures of approximately $2.5 million during the remainder of 2001. Our share of these expenditures may be financed with capital or operating leases, debt or working capital. In May 2001, we closed a private placement of approximately 1.4 million shares of common stock at a price of $33.00 per share. The net proceeds of the offering were approximately $43.4 million after deducting applicable issuance costs and expenses. We expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through 2001. We believe that substantial additional funds will be required after 2001.

     We will be required to obtain additional funds, which may be raised through equity or debt financings. Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. The public capital markets in which shares of our common stock are traded have declined during the first quarter of 2001 and the general ability of companies to obtain additional financing has become more difficult than in 2000. If and when we raise funds by selling equity, our stockholders' interest may be diluted. Any debt financings may contain restrictive terms that limit our operating flexibility. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with new or existing collaborative partners. These partners may require us to relinquish rights to our technologies or product candidates or to reduce our share of potential profits. If adequate funds are not available through debt or equity financings, we may be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. This could have a material adverse effect on our business, financial condition or results of operations.

     Our future capital requirements and the adequacy of available funds will depend on many factors, including the availability of funds from Roche under our collaboration agreement, the condition of public capital markets, the results of clinical trials relating to T-20 and T-1249, the progress and scope of our product development programs, the magnitude of these programs, the results of preclinical testing and clinical trials, the need for additional facilities based on the results of these clinical trials and other product development programs, changes in the focus and direction of our product development programs, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, competitive factors and technological advances, the cost, timing and outcome of regulatory reviews, changes in the requirements of the FDA, administrative and legal expenses, evaluation of the commercial viability of potential product candidates and compounds, the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions, and other factors, many of which are outside of our control.

Factors That May Affect Future Results and Financial Condition

Clinical Development

     The following discussion highlights certain aspects of our on-going and planned clinical development programs. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

    T-20

     We are developing T-20, our first drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-20 is currently in Phase III clinical trials.

     Ongoing T-20 Clinical Trials

     Phase III -- T20-301. In November 2000, we began enrollment of T20-301, a 48-week Phase III clinical trial in North America, Mexico, and Brazil, that will evaluate the safety and pharmacokinetics of T-20 in up to 525 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs. In this trial, patients will be randomly assigned to receive an optimized background regimen of other anti-HIV drugs alone or in combination with twice daily subcutaneous injection delivering 90 mg of T-20 each. The background regimen will be optimized based on the genotype and phenotype of the patient's virus. T20-301 is ongoing and we expect data from this trial to be available in the future.

     Phase III -- T20-302. In January 2001, we began enrollment of T20-302, a 48-week Phase III clinical trial in Western Europe and Australia. The protocol for T20-302 is substantially similar to T20-301 and will also involve up to 525 HIV-infected patients.

     Phase II -- T20-205. T20-205 is an ongoing Phase II trial that has been extended beyond its initial 48-week protocol. This trial involves 71 patients from earlier T-20 Phase I/II studies. In T20-205, 50 mg of T-20 is administered via subcutaneous injection in combination with oral anti-HIV drugs. Combinations of the oral anti-HIV drugs were optimized based on genotypic and phenotypic analysis of each patient's virus.

     At 48 weeks, 41 of the 71 patients were evaluated. No patients discontinued this trial due to T-20 related toxicity, but 14 patients discontinued this trial due to a virologic failure, or HIV viral load less than -0.5 log10 from baseline at the beginning of the trial. At 48 weeks, 23 of 41 patients or 56% exhibited a decrease in HIV viral load of more than 1.0 log(10) or less than 400 copies/ml, and 16 of 41 patients or 39% had an HIV viral load below 400 copies/ml.

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

     Phase II -- T20-206. In June 1999, we initiated T20-206, a 48 week Phase II clinical trial for T-20 to assess the antiviral activity and long-term safety of T-20 when used in combination with other anti-HIV drugs. The trial consists of four treatment groups:

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

     In February 2001, we announced 16 week interim data from T20-206. At week 16, the median maximum reduction in HIV viral load from the viral load at the beginning of the trial for all patients ranged from 2.16 log(10) or 99.3% to
2.84 log(10) or 99.9% across the T-20 treatment groups. The median maximum reduction in HIV viral load for patients with HIV viral loads greater than 20,000 copies/microliter at the beginning of the trial was 2.64 log(10) or 99.8% across the T-20 treatment groups versus 1.55 log(10) or 97.2% for the control arm only. Data from 16 weeks suggest that T-20 is safe and active in combination with other anti-HIV therapy.

     T20-206 is ongoing and the next analysis of data is scheduled to occur based on 48-week data.

     Phase II - T-20-208. In March 2000, we initiated T-20-208, a Phase II clinical trial for T-20 that will evaluate alternative formulations of T-20, which could lead to a simpler dosing regimen. The trial is designed to enroll approximately 60 patients in the United States, and will evaluate two formulations of T-20 compared to the formulation presently used in other ongoing clinical trials. All three formulations will be given as twice daily subcutaneous injections in combination with oral anti-HIV agents selected for each patient on an individualized basis.

     Future T-20 Clinical Trials

     Throughout the remainder of 2001, we expect to initiate additional Phase II trials.

     T-1249

     We are also developing T-1249, our second drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-1249 is currently in a Phase I clinical trial.

     Phase I - T-1249-101

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

     In February 2001, we announced interim data from T1249-101. Patients received T-1249 via once or twice daily subcutaneous injections alone and not in combination with any other anti-HIV drugs for 14 days at doses ranging from 6.25 mg per day to 50 mg per day. At entry into the trial, 98%, or 62 of 63, patients had a clinical history of exposure to a mean number of ten anti-HIV drugs. At 14 days, the median maximum reduction in viral load reduction from baseline at the beginning of the trial ranged from 0.1 log(10) or 20.5% to 1.5 log(10) or 96.8% across the treatment groups. Data suggest that T-1249 was well-tolerated over a 14-day period and there were dose-related decreases in HIV viral load.


Risk Factors

     Our business is subject to certain risks and uncertainties. Please read the "Risk Factors" and "Business" sections of our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, which highlight some of these risks. If any of these risks materialize, our business, financial condition and results of operations could be materially adversely affected.

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

     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at March 31, 2001. Substantially all of our investments mature in eighteen months or less.

                                               Carrying            Average
                                                Amount             Interest
                                             (thousands)             Rate
                                             -----------           --------
Cash equivalents - fixed rate                 $   24,062            5.28 %
Short-term investments - fixed rate               51,522            6.20 %
Overnight cash investments - fixed rate              155            4.74 %
                                             -----------          ----------
Total investment securities                   $   75,739            5.90 %
                                             ===========          ==========

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         (a)  Not applicable.

         (b)  Not applicable.

         (c) On May 10, 2001, we completed a private placement financing by issuing approximately 1.4 million shares of common stock at $33.00 per share to new and current stockholders for an aggregate offering price of approximately $46.1 million (less estimated offering costs, including underwriting commissions, of approximately $2.7 million). Lehman Brothers, Inc. acted as placement agent for the shares issued in connection with the private placement financing. The registration statement on Form S-3 (File No. 333-31662) to register the resale of the common stock issued in this financing was filed on May 11, 2001. An exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 and Regulation S promulgated thereunder. Net proceeds of approximately $43.4 million from this private placement financing will be used to fund the clinical development of our product candidates, T-20 and T-1249, to fund increased research and development activities, to provide working capital and for general corporate purposes.

         (d)  Use of Proceeds:

              Not applicable.

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

         (b)  Reports on Form 8-K

              We filed a report on Form 8-K on May 8, 2001 under Item 5 describing our plans to complete a private placement of our common stock to new and current shareholders in order to raise net proceeds of up to approximately $43.4 million.

              We filed a report on Form 8-K on May 11, 2001 under Item 5 to report our financial results for the quarter ended March 31, 2001.

              We filed a report on Form 8-K on May 11, 2001 under Item 5 to report the terms and conditions of the form of the purchase agreement filed as an exhibit to that report pursuant to which we closed a private placement of 1,395,609 shares of common stock to new and current shareholders at a price per share of $33.00 on May 10, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            Trimeris, Inc.
                                      ---------------------------
                                            (Registrant)



May 14, 2001                     By:  /s/  DANI P. BOLOGNESI
------------                          ---------------------------
                                      Dani P. Bolognesi
                                      Chief Executive Officer,
                                      and Chief Scientific Officer


May 14, 2001                          /s/  ROBERT R. BONCZEK
------------                          --------------------------
                                      Robert R. Bonczek
                                      Chief Financial Officer
                                      (Principal Financial Officer)

May 14, 2001                          /s/  TIMOTHY J. CREECH
------------                          --------------------------
                                      Timothy J. Creech
                                      Director of Finance
                                      and Secretary (Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------




Number                                   Description
------                                   -----------

None