Form 10-K/A
period 2000-12-31
TRIMERIS INC
filed 2001-07-24
CIK 911326

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 29, 2001 was approximately $375,216,000 (based on the last sale price of such stock as reported by the Nasdaq National Market System on March 29, 2001):

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

Trimeris, Inc.

Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2000.

     This Amendment No. 1 on Form 10-K/A is being filed in order to include additional disclosure in the Selected Financial Data table in Item 6, in Item 7A, Quantitative and Qualitative Disclosure of Market Risk, and in the Statement of Stockholders' Equity for the Period from Inception (January 7, 1993) to December 31, 1997, and note 1 of the financial statements in Item 14. This Amendment No. 1 also discloses the restatement of the Company's financial statements as of December 31, 1999, and for the years ended December 31, 1998 and 1999, and for the cumulative period from inception (January 7, 1993) to December 31, 1999, as previously disclosed on the Company's Form 10-K/A for the year ended December 31, 1999 filed with the Commission on March 30, 2001. This Amendment No. 1 also includes a revised business description and revised risk factors in Item 1.

     The items amended are as follows:

     Part I Item 1      Business
     Part II Item 6     Selected Financial Data
     Part II Item 7A    Quantitative and Qualitative Disclosure of Market Risk
     Part IV Item 14    Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K

     Also, a new consent of KPMG LLP is filed herewith as Exhibit 23. No other items have been amended.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Trimeris, Inc.
                                              --------------
                                                 (Registrant)

July 24, 2001                             /s/ Dani P. Bolognesi
-------------                             ---------------------------------
                                              Dani P. Bolognesi, Ph.D.
                                              Chief Executive Officer and
                                              Chief Scientific Officer
                                              (principal executive officer)

                                    PART I.
                                    -------

Item 1. Business
        --------

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

Overview

     We are engaged in the discovery and development of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to and penetrate host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, our drug candidates under development offer a novel mechanism of action with the potential to treat many serious viral diseases.

     We are a development stage company that has sustained operating losses since our inception, and we expect these losses to continue. As of March 31, 2001, our accumulated deficit since beginning our operations in January 1993, was approximately $133.8 million. We have invested a significant portion of our time and financial resources in the development of T-20, our lead drug candidate. If we are unable to commercialize T-20, our business will be significantly harmed. In addition, we are engaged in segments of the biopharmaceutical industry that are intensely competitive and change rapidly.

Our Drug Candidates

     Our most advanced drug candidates, T-20 and T-1249, are for the treatment of human immunodeficiency virus - type I, or HIV. T-20 is our first generation fusion inhibitor which prevents HIV from entering and infecting cells. T-1249 is our second generation fusion inhibitor for the HIV virus. T-1249 is in an earlier stage of development than T-20, but is part of the same class of drug treatments, fusion inhibitors. The history of HIV treatment has demonstrated that the existence of multiple drugs within a drug treatment class allows for a variety of drug combinations and may help improve patient treatment. We believe that multiple types of anti-HIV fusion inhibitors may enhance HIV therapy by providing an even broader range of treatment options than a single fusion inhibitor would allow.

     Human pharmaceutical products, including our drug candidates, are subject to lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the United States Food and Drug Administration, or FDA, and foreign regulatory authorities. Clinical trials involve testing investigational drugs on healthy volunteers or on infected patients under the supervision of a qualified principal investigator. These trials typically are conducted in three sequential phases, although the phases may overlap with one another.

     . Phase I clinical trials involve giving an investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with a targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety. This includes testing for dose tolerance and analyzing how the drug behaves in the body, including analyzing absorption, metabolism, excretion, clinical pharmacokinetics, or the amount of drug present in a patient's bloodstream and measuring how a drug is distributed in tissues and organs.

     . Phase II clinical trials involve a small sample of the actual intended patient population and seek to assess the effectiveness of the drug for the specific targeted indications, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

     . Phase III clinical trials are initiated to establish further clinical safety and effectiveness of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all labeling for promotion and use.

     The results of the research and development, manufacturing analysis, preclinical testing, clinical trials and related information are submitted to the FDA in the form of a New Drug Application, or NDA, for approval of the marketing and shipment of the drug.

     T-20. To date, we have tested T-20 in more than 200 patients, with the longest duration of treatment exceeding approximately two years. These studies suggest that T-20 is well-tolerated and has potent antiviral activity, as demonstrated in the TRI-003 trial by a maximum reduction of approximately 40-fold in the number of copies of the HIV virus present in the patient's bloodstream after 14 days of dosing with T-20. A 40-fold reduction means that the number of copies of the HIV virus circulating in the patient's bloodstream was reduced by 97.5%, or to 2.5% of the original number. The most common adverse event reported in our clinical trials of T-20 has been mild to moderate local skin irritations at the site of injection, or injection site reactions.

     We currently have two ongoing Phase II clinical trials with respect to T-20, T20-208 and T20-210, for which we have not yet collected clinically relevant data and we recently initiated two Phase III clinical trials. We plan to commence additional Phase II or Phase III trials for T-20 throughout 2001. T-20 has received "fast track" designation by the FDA for the treatment of HIV. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease, and this designation is intended to expedite the drug development process.

     In February 2001, we presented 16 week interim data from T20-206, a 71 patient, dose comparison Phase II trial for T-20, and interim data from T20-204, a 12 patient pediatric Phase I/II trial for T-20. Patients in T20-206 were randomly separated into four treatment groups, with the control group receiving a potent, or very strong, background regimen consisting of four different, currently-approved anti-HIV drugs - abacavir, amprenavir, efavirenz, and ritonavir. The conventional approach to treating HIV, as represented by these four drugs, has been to lower viral loads, or the amount of HIV virus present in the bloodstream, by using drugs that inhibit the viral enzymes necessary for HIV to replicate. We designed T20-206 so that patients may receive these other currently-approved drugs, in what is commonly referred to as a background regimen, in addition to T-20. The remaining three treatment groups are receiving various dosage levels of T-20 by twice daily injections under the skin, along with the background regimen. At 16 weeks, the median reduction of viral load in the patient's blood from the viral load at the beginning of the trial, commonly referred to as baseline viral load, for all patients across the three T-20 treatment groups was 99.9%, compared to a median reduction of 99.3% for the control group.

     In T20-204, 12 pediatric patients were randomly assigned to two treatment groups to receive T-20 at different dosage levels in combination with a background regimen of other anti-HIV drugs. At eight weeks, this trial showed that T-20 was well-tolerated by children and that children receiving the higher dose experienced a ten-fold reduction in viral load from baseline viral load. A ten-fold reduction in viral load from baseline viral load means that the number of copies of the HIV virus circulating in the patient's bloodstream was reduced by 90%, to one-tenth of the original number.

     In November 2000, we began enrolling patients in a multi-center Phase III clinical trial, T20-301, in North America, Mexico and Brazil. T20-301 is a 48 week study which will enroll up to 525 HIV-infected patients with a planned interim analysis at 24 weeks. In this trial, patients are randomly assigned to receive either T-20 plus an optimized background regimen of anti-HIV drugs, or an optimized regimen of anti-HIV drugs without T-20. For each patient, the optimized regimen will be a combination of other anti-HIV drugs individually determined for that patient based on the genotypic and phenotypic analysis of the

HIV virus in that patient's blood. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. T-20 will be administered by twice daily injections under the skin, delivering 90 milligrams of T-20 each, using the formulation tested in our ongoing Phase II trial, T20-208. In T20-208, analysis of the highest dose group indicated that a patient received a delivered dose of 90 milligrams of T-20 per dose. In January 2001, we also began enrolling patients in T20-302, a multi-center Phase III clinical trial with a protocol, or trial design, similar to T20-301. This trial will enroll up to 525 HIV-infected patients in Western Europe and Australia.

     T-1249. Our second generation fusion inhibitor for HIV is T-1249. T-1249 has demonstrated potent, or strong, HIV suppression in culture, commonly referred to as in vitro, and is highly active against a wide range of HIV strains in vitro, including strains resistant to T-20. HIV is prone to genetic mutations that produce strains of HIV that are resistant to currently-approved anti-HIV therapies. Resistance occurs because viruses make trillions of copies of themselves and some copies will contain mutations in their genetic material. Mutations that confer a selective advantage, such as drug resistance, will enable mutant viruses to replicate even in the presence of an active drug. As a result, these mutants, while initially found in low frequency, can become the predominant strain in an infected patient undergoing drug therapy and can be transmitted to other individuals. Generally, an HIV virus that is resistant to one drug within a drug treatment class is likely to become resistant to the entire drug treatment class, a phenomenon known as cross-resistance. Attempts to reestablish suppression of HIV viral load by substituting different anti-HIV combinations from the same drug treatment class often fail because of cross-resistance. Studies suggest that currently, 10% to 20% of newly-infected HIV patients are infected with a strain of HIV that is resistant to at least one currently-approved anti-HIV drug.

     Despite the fact that T-20 and T-1249 are members of the same class of fusion inhibitors and have a similar mechanism of action, T-1249 appears to have a different resistance profile than T-20, meaning that T-1249 appears to be active against viruses that have become resistant to T-20. In addition, T-1249 has enhanced pharmacokinetic properties compared to T-20, which means T-1249 remains at higher levels in the bloodstream compared to T-20. We believe that this should permit T-1249 to be administered only once daily. T-1249 has also received "fast track" designation by the FDA for the treatment of HIV.

     In February 2001, we presented two week interim data from T1249-101, an ongoing Phase I/II trial of T-1249 administered alone and not in combination with any other anti-HIV drugs. This trial evaluates the safety and preliminary antiviral activity of T-1249 in 72 HIV-infected adults, substantially all of whom had previously received other anti-HIV drugs. Data from this trial suggest that T-1249 was well-tolerated over the 14-day period and produced dose-related decreases in HIV viral load. As a result of this data, we have amended the trial design to continue this trial at increasing doses of T-1249.

     We have entered into an agreement with F. Hoffmann-La Roche Ltd, or Roche, to develop and market T-20 and T-1249 worldwide. Our agreement with Roche grants them an exclusive, worldwide license for T-20 and T-1249 and certain other compounds. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We will share development expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay us royalties on net sales of T-20 and T-1249 for a specified term. In addition, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which we have received $12 million as of the date hereof.

     We have also entered into a research agreement with Roche to discover, develop and commercialize anti-HIV fusion inhibitor peptides. We will share equally the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV fusion inhibitor peptides discovered after July 1, 1999. Our agreement with Roche grants them an exclusive, worldwide license for these peptides. Either party may terminate the Agreement as a whole or for a particular drug, country or countries in its sole discretion with advance notice. The agreement expires in January 2003 and is renewable thereafter on an annual basis.

     We have transferred the manufacturing process for the amounts of T-20 required in our clinical trials to four third party contract manufacturers, including Roche. We have selected Roche's manufacturing facility to manufacture the quantities of bulk drug substance of T-20 we will need if we are successful in commercializing T-20, and we are in the process of selecting a third party to produce the finished drug product from such bulk drug substance.

     We are also currently pursuing research programs to develop fusion inhibitors that target respiratory syncytial virus, commonly known as RSV.

     Our principal executive office is located at 4727 University Drive, Durham, North Carolina 27707, and our telephone number is (919) 419-6050. As used herein, "we," "us," "our," the "Company" and "Trimeris" refer to Trimeris, Inc.

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

     Viral infection of cells occurs through a cyclical, multi-step process, consisting of viral entry, intracellular replication, and release. For many viruses, viral entry occurs in several sequential steps:

     . the virus recognizes a receptor on the surface of a target cell and attaches to it;

     . viral proteins rearrange themselves to bring the virus and the target cell into close proximity;

     .  the viral membrane fuses with the target cell membrane; and

     .  the virus injects its genetic material into the target cell.

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

     Side Effects and Noncompliance. Data suggest that some HIV-infected patients refuse to commence or continue taking RTIs and PIs, either alone or in combination, because of side effects and difficult dosing regimens. Among those patients who attempt to adhere to regimens of combination therapy, the harsh side effects and difficult dosing regimens often cause some patients to miss doses or stop treatment for extended periods. Severe side effects commonly associated with currently-approved anti-HIV drugs include:

     .  neurological disorders, including nightmares,

     .  gastrointestinal disorders, such as diarrhea and nausea,

     .  diabetes-like symptoms, and

     .  abnormal redistribution of body fat and elevated cholesterol counts.

Dosing regimens that are common with many combination therapies of anti-HIV drugs can be onerous and can include:

     . up to 30 pills daily, including anti-HIV drugs and other medications, at varying intervals throughout the day,

     . specific dosing provisions such as taking pills with food or large volumes of liquid,

     .  interrupting normal activities to take pills, and

     . inability to take other drugs at the same time because of adverse drug interactions.

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

     T-20

     T-20 is a peptide that has been shown in clinical trials to cause a dose-dependent decrease in HIV viral load. To date, we have tested T-20 in more than 200 patients, with the longest duration of treatment exceeding approximately two years. These studies suggest that T-20 is well-tolerated and has potent antiviral activity. The most common adverse event reported has been mild to moderate injection site reactions. We have completed collecting clinically relevant data with respect to two Phase I/II clinical trials of T-20 and three Phase II clinical trials of T-20.

     We are continuing two Phase II clinical trials of T-20 from which we currently anticipate completing the collection of clinically relevant data in late 2001. We have commenced two Phase III clinical trials for T-20, one in the United States and one internationally, and we currently anticipate collecting clinically relevant data from these clinical trials in the first half of 2002 sufficient to support submission of an NDA to the FDA. We plan to commence additional clinical trials throughout 2001. T-20 has received "fast track" designation by the FDA for the treatment of HIV.

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

     T-20 Clinical Development

     The following table lists in summary form the clinical trials we have undertaken to evaluate T-20:


                                                 Number of
  Trial                                          Patients     Enrollment
 Number       Phase          Trial Design        Enrolled     Criteria         Status              Purpose
--------------------------------------------------------------------------------------------------------------------

TRI-001    Phase I/II   3 mg, 10 mg, 30 mg or          17    HIV-infected     Completed      Proof of concept;
                        100 mg BID via IV for                                                dose escalating
                        14 days                                                              monotherapy study

TRI-003    Phase II     12.5 mg, 25 mg, 50             78    Heavily          Completed      Route of
                        mg, 100 mg via pump                  pretreated                      administration, dose
                        or 50 mg, 100 mg BID                                                 comparison
                        for 28 days
T20-204    Phase I/II   30 mg/m2-60 mg/m2 BID          12    Ages 3-12,       Ongoing        Safety, tolerability &
                                                             HIV-infected                    pharmacokinetics
T20-205    Phase II     50 mg BID plus                 70    Heavily          Ongoing        Rollover, chronic
                        background regimen                   pretreated                      administration
T20-206    Phase II     50 mg, 75 mg or 100            71    NNRTI Naive,     Ongoing        Randomized, dose
                        mg BID plus control                  PI experienced                  comparison
                        regimen or control
                        regimen only
T20-208    Phase II     50 mg carbonate and            60    No anti-HIV      Ongoing        Formulation comparison
                        75 mg, or 100 mg                     restrictions
                        carbonate, or 100 mg
                        Tris formulation BID
T20-210    Phase II     90 mg BID plus                 52    Completion of    Ongoing        Safety
                        background regimen                   T1249-101
T20-301    Phase III    90 mg BID plus                525    Experienced      Ongoing        Safety, efficacy &
                        background regimen                   with PIs,                       pharmacokinetics
                                                             NNRTIs and
                                                             NRTIs
T20-302    Phase III    90 mg BID plus                525    Experienced      Ongoing        Safety, efficacy &
                        background regimen                   with PIs,                       pharmacokinetics
                                                             NNRTIs and
                                                             NRTIs
--------------------------------------------------------------------------------------------------------------------

     Interim Data from T20-206 (16 weeks), T-20-204 (12 weeks) and T20-205 (48 weeks)

     T20-206. In June 1999, we initiated T20-206, a 48 week Phase II clinical trial for T-20 to assess the antiviral activity and long-term safety of T-20 when used in combination with other anti-HIV drugs. The trial consists of four treatment groups:

     . arm A who received only the background regimen of 300 mg of abacavir twice daily, 1200 mg of amprenavir twice daily, 200 mg of ritonavir twice daily, 600 mg of efavirenz once daily, and

     . arms B, C and D who received 50mg, 75mg, and 100 mg, respectively, of T-20 via twice daily subcutaneous injections in addition to the background regimen.

T20-206 enrolled 71 HIV-infected individuals at several sites in the United States. At entry in the trial, all enrolled patients had prior exposure to NRTIs and PIs, but no prior exposure to NNRTIs.

     In February 2001, we announced 16 week interim data from T20-206. At week 16, the median maximum reduction in HIV viral load from the viral load at the beginning of the trial for all patients ranged from 2.16 log10 or 99.3% to 2.84 log10 or 99.9% across the T-20 treatment groups. The median maximum reduction in HIV viral load for patients with HIV viral loads greater than 20,000 copies/microliter at the beginning of the trial was 2.64 log10 or 99.8% across the T-20 treatment groups versus 1.55 log10 or 97.2% for the control arm only. Data from 16 weeks suggest that T-20 is safe and active in combination with other anti-HIV therapy.

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

     At 48 weeks, 41 of the 71 patients were evaluated. No patients discontinued this trial due to T-20 related toxicity, but 14 patients discontinued this trial due to a virologic failure, or HIV viral load less than-0.5 log10 from baseline at the beginning of the trial. At 48 weeks, 23 of 41 patients or 56 % exhibited a decrease in HIV viral load of more than 1.0 log10 or less than 400 copies/ml, and 16 of 41 patients or 39 % had an HIV viral load below 400 copies/ml.

     At 48 weeks, the patients continued to tolerate T-20. Data suggest that T-20 in combination with other anti-HIV drugs may contribute to a lasting and clinically relevant suppression of HIV in the blood in patients with extensive prior anti-HIV treatment.

     Other Ongoing Trials of T-20

     T20-208. In March 2000, we initiated T20-208, a Phase II clinical trial for T-20 that will evaluate alternative formulations of T-20, which could lead to a simpler dosing regimen. The trial is designed to enroll up to 60 patients, and will evaluate two new formulations of T-20 compared to the formulation presently used in other ongoing clinical trials initiated prior to T20-208. All three formulations will be given as twice daily subcutaneous injections in combination with oral anti-HIV drugs selected for each patient on an individualized basis. From this trial, an interim analysis of the highest dose group indicated that a patient received a delivered dose of 90mg per dose. We designed our Phase III protocols to reflect this information from T20-208. T20-208 is ongoing and we expect to complete the collection of clinically relevant data from this trial in 2001.

     T20-210. In June 2001, we initiated T20-210, a Phase II clinical trial for T-20 that provides T-20 to patients who completed our T1249-101 trial. The trial is designed to enroll up to 52 patients and will evaluate the safety of T-20 in patients who previously received T-1249 in the T-1249-101 trial. In T20-210, 90 mg of T-20 is administered via twice daily subcutaneous injections plus a background regimen selected by the physician. T20-210 is ongoing and we expect to collect clinically relevant data from the trial prior to submission of the NDA to the FDA.

     T20-301. In November 2000, we began enrollment of T20-301, a 48-week Phase III clinical trial in North America, Mexico, and Brazil, that evaluates the safety and pharmacokinetics of T-20 in up to 525 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs. In this trial, patients are randomly assigned to receive an optimized background regimen of other anti-HIV drugs alone or in combination with twice daily subcutaneous injections delivering 90 mg of T-20 each. The background regimen is optimized based on the genotype and phenotype of the patient's virus. T20-301 is ongoing and we currently anticipate collecting clinically relevant data from these clinical trials in the first half of 2002 sufficient to support submission of an NDA to the FDA.

     T20-302. In January 2001, we began enrollment of T20-302, a 48-week Phase III clinical trial in Western Europe and Australia. The protocol for T20-302 is substantially similar to T20-301 and also involves up to 525 HIV-infected patients.

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

     T-1249 Clinical Development

       T1249-101. In July 1999, we initiated T1249-101, a Phase I/II clinical trial designed to assess the safety and pharmacokinetics of T-1249. T1249-101 enrolled 72 HIV-infected individuals at several sites in the United States, with 61 patients completing the study. Three different daily doses of T-1249 were administered alone and not in combination with any other anti-HIV drugs for 14 days to HIV-infected adults by once or twice daily subcutaneous injection. Of the 72 patients randomized for the trial, nine withdrew before receiving T-1249 therapy, and two withdrew during the course of the therapy. For at least two weeks prior to entering the study, these patients had not received any other anti-HIV drugs. This trial protocol has been amended in order to evaluate further different daily doses of T-1249 by once daily injection under the skin. This trial is ongoing and we currently anticipate completing the collection of clinically relevant data from this trial in 2002.

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

     Pharmacokinetic Analyses. Analyses of drug levels in the blood indicate that once-daily subcutaneous injection resulted in consistent blood levels of T-1249, with little variation throughout the dosing period. Therefore, we believe that once-daily subcutaneous injection will be the method of delivery and dosing period in the ongoing and future trials.

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

 . Respiratory Syncytial Virus. RSV causes pediatric bronchiolitis and pneumonia. In addition, RSV affects the elderly and immune-compromised individuals and is also thought to be a co-factor in increasing the frequency of inner ear infections in children. We have identified a series of peptide RSV fusion inhibitors and small molecules that may be effective in preventing or treating RSV infection. The anti-RSV peptides have shown potent, specific and selective inhibition of RSV infection in preclinical animal model testing. The anti-RSV small molecules have exhibited potent activity against RSV in laboratory tests. In addition, we have developed proprietary molecular screens, which will enable us to search for additional small molecule fusion inhibitors that are active against RSV.

Manufacturing

     The synthetic manufacture of peptides historically has been complex and expensive. This constraint does not limit the commercialization of most peptide therapeutics, which are administered in relatively small doses. We anticipate dosing levels of T-20 to be relatively higher than peptides prescribed in other indications. We have developed a novel peptide manufacturing process, which we believe will allow us to produce T-20 and T-1249 on a large scale and cost-efficient basis. We have an issued patent on this process. We have transferred the clinical manufacturing process to four third-party contract manufacturers, including Roche, who have produced various quantities of T-20. Three third-party manufacturers are currently using this process to produce multi-kilogram quantities of T-20. We plan to increase the scale of this process to support the market demand that we anticipate for T-20, if it is approved by the FDA. We have selected Roche's manufacturing facility to supply the commercial quantities of bulk drug substance of T-20 we will need if we are successful in commercializing T-20, and we are in the process of selecting a third-party to produce the finished drug product from such bulk drug substance. We are applying our novel process technology to the manufacture of T-1249 as well. Because of the complexity of manufacturing peptides, we cannot assure you that we will be able to manufacture commercial quantities of T-20 or T-1249 on a cost-efficient basis. For further information see - "Risk Factors - If sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis or we cannot obtain the quantities of raw materials required to manufacture our drug candidates, our financial condition and results of operations will be materially and adversely affected."

Licensing And Collaborative Agreements

     We have an ongoing program of business development which may lead to the establishment of collaborative and licensing arrangements with collaborative partners, licensees, licensors or other third parties. The purpose of these arrangements would be to seek regulatory approval of and to develop, manufacture and commercialize selected product candidates. These collaborations could provide us with:

 .  funding,

 .  research and development resources,

 .  additional drug product candidates,

 .  access to libraries of diverse compounds, and

 . clinical development, manufacturing, sales, marketing and distribution capabilities.

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

     Our agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under the Roche agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. If Roche decides to terminate the license for T-20 or T-1249 in a particular country, this could have a material and adverse effect on our business, financial condition, and results of operations. For further information see - "Risk Factors - If Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected."

     We have also entered into a research agreement with Roche to discover, develop and commercialize anti-HIV fusion inhibitor peptides. We will share equally the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV fusion inhibitor peptides discovered after July 1, 1999. Our agreement with Roche grants them an exclusive, worldwide license for these peptides. Either party may terminate the Agreement as a whole or for a particular drug, country or countries in its sole discretion with advance notice. The agreement expires in January 2003 and is renewable thereafter on an annual basis.

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

     If we establish sales, marketing, or distribution arrangements with other parties, they may have significant control over important aspects of the commercialization of our products. We may not be able to control the amount and timing of resources that any other third party may devote to our products or prevent any third party from pursuing alternative technologies or products that could result in the development of products that compete with our products. For further information see - "Risk Factors - Even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities."

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

     We also rely on trade secrets, know-how, and other proprietary information, which we seek to protect, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. These agreements may not provide adequate protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized disclosure. Our employees, consultants, or advisors could disclose our trade secrets or proprietary information to competitors, which would be detrimental to us. For further information see - "Risk Factors -We depend on patents and proprietary rights, which may offer only limited protection against infringement. If we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed."


Competition

     We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. If successfully developed and approved, our products will compete with numerous existing therapies. For example, at least 17 drugs are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that we are targeting. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

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

     New developments in our areas of research and development are expected to continue at a rapid pace in both industry and academia. If our product candidates are successfully developed and approved, we will face competition based on:

 .  the safety and effectiveness of the products,

 .  the timing and scope of regulatory approvals,

 . availability of manufacturing, sales, marketing and distribution capabilities,

 .  reimbursement coverage,

 .  price, and

 .  patent position.

     Our competitors may develop more effective or more affordable technology or products, or achieve earlier patent protection, product development, or product commercialization than we can. Our competitors may succeed in commercializing products more rapidly or effectively than we can, which could have a material adverse effect on our business, financial condition, results of operations and market price of our stock. For further information see - "Risk Factors - We face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry. If we are unable to compete successfully, our business will suffer."

Government Regulation

     Human pharmaceutical products are subject to lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. The regulatory approval process includes:

 . the establishment of the safety and effectiveness of each product candidate, and

 . confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing.

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

     The steps required by the FDA before new drugs may be marketed in the United States include:

 .  preclinical studies,

 . the submission to the FDA of a request for authorization to conduct clinical trials on an IND,

 . adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use,

 .  submission to the FDA of an New Drug Application, or NDA, and

 . review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

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

     We, Roche and any potential future collaborative partners are also subject to various federal, state and local laws and regulations relating to:

 .  safe working conditions,

 .  laboratory and manufacturing practices,

 .  the experimental use of animals, and

 . the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents.

     Compliance with these laws, regulations and requirements may be costly and time-consuming and the failure to maintain such compliance by us or our existing and potential future collaborative partners could have a material adverse effect on our business, financial condition and results of operations.

The FDA gave fast track designation for the treatment of HIV-infected individuals to T-20 in January 1999 and to T-1249 in May 1999. Fast track designation does not guarantee that T-20 or T-1249 will receive regulatory approval. For further information see - "Risk Factors - We are subject to extensive and complex government regulation, including regulation by the FDA, which can entail significant costs and could delay, limit or prevent commercialization of our drug candidates."

Third-Party Reimbursement And Health Care Reform Measures

     In the United States and elsewhere, sales of prescription pharmaceuticals are dependent, in part, on the consumer's ability to be reimbursed for the cost of the drugs by third-party payors, such as government agencies and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. A majority of HIV-infected patients taking anti-HIV drugs, however, are reimbursed by third-party payors for the cost of their therapies. If we succeed in bringing one or more products to the market, these products may not be considered cost-effective and reimbursement to the consumer may not be sufficient to allow us to sell our products on a competitive basis. Economic, political and regulatory influences, including the efforts of governments and third-party payors to contain or reduce the cost of health care through various means, will continue to affect the business and financial condition of pharmaceutical companies. A number of legislative and regulatory proposals aimed at changing health care systems have been proposed, both domestically and abroad, in recent years. Because of the high cost of the treatment of HIV, many state legislatures are reassessing reimbursement policies for this therapy. In addition, the emphasis in the United States on reducing the overall costs of health care through managed care has increased, and will continue to increase, the pressure on pharmaceutical pricing. Recently, several major pharmaceutical companies have offered to sell their HIV drugs at or below cost to certain third-world nations in Africa. The effect of these offers on the reimbursement climate, and prices that may be charged for, HIV medications in the United States and the rest of the developed world is difficult to predict. There is a risk that third-party payors could exert pressure for price reductions in the United States and the rest of the developed world based on these offers to Africa. This price pressure could limit the amount that we would be able to charge for our products. We cannot predict whether legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on our business. However, the announcement and/or adoption of these proposals or efforts could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock. For further information see - "Risk Factors - Uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations."

Human Resources

     As of June 28, 2001, we had 98 full-time employees, including a technical scientific staff of 67. None of our employees are covered by collective bargaining arrangements, and management considers relations with our employees to be good.

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

Risk Factors

     You should carefully consider the risks described below before making an investment decision. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. As a result, the market price of our common stock could decline, and you may lose all or part of your investment.

We are a development stage company that has sustained operating losses since our inception, and we expect these losses to continue. We may never develop any drugs that achieve commercial viability.

     As of March 31, 2001, our accumulated deficit since beginning our operations in January 1993 was approximately $133.8 million. We had net losses of approximately $19.7 million in 1998, approximately $22.2 million in 1999, approximately $50.9 million in 2000 and approximately $11.7 million in the first quarter of 2001. Since inception, we have spent our funds on our drug development efforts, relating primarily to the development of T-20 and T-1249. We expect that we will incur substantial losses for the foreseeable future and that these losses will increase significantly as we expand our research and development, preclinical testing, clinical trial and regulatory approval efforts and begin anticipated commercialization of T-20. We have not yet generated any revenues from product sales or royalties. We may not ever be able to generate any product revenues or royalties or become profitable if we do generate any revenues or royalties.

If we cannot raise additional funds in the future, our ability to develop our drug candidates will suffer.

     The private placement of common stock that we completed in May 2001, raised net proceeds of approximately $43.4 million. Barring unforeseen developments, we anticipate that our existing capital resources will fund our capital requirements through the middle of 2002. Because we do not expect to have an approved and marketable drug generating revenues at that time, we will require substantial additional funds after that time. If we do not obtain such financing, we will be required to delay, scale back or eliminate some of our planned preclinical testing, clinical trials, research and development programs and pre-marketing activities. We anticipate that our expenditures will increase as a result of the ongoing costs of our Phase III clinical trials, which are generally larger and more expensive than the Phase I and Phase II clinical trials we have conducted to date, the anticipated preparation and submission of an NDA to the FDA following receipt of data from our Phase III clinical trials, and the costs of pre-marketing activities that will need to be undertaken in anticipation of the commercialization of T-20. During the year ended December 31, 2000, we used net cash of approximately $24.8 million for operations, including research and development, and net cash of approximately $52.2 million for investing activities.

     We have financed our activities primarily through public offerings and private placements of our common stock and we expect to continue to rely primarily on sales of our equity securities to finance our activities for the foreseeable future. We may have difficulty raising funds by selling equity in the future. Our access to capital could be limited if we do not achieve continued progress in our research and development programs and our preclinical testing and clinical trials, and could be limited by overall market conditions. The public capital markets in which our common stock trades have been volatile and the general ability of companies to obtain additional equity financing has become more difficult thus far in 2001 compared to 2000.

Any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to technologies or drug candidates.

     Although we have no specific plans to raise additional funds at the current time, we may raise additional funds in the future through equity or debt financings. If we raise funds by selling equity, we may dilute our stockholders' interest in us. Any debt financings may contain restrictive terms that would limit our operating flexibility. Additionally or alternatively, we may have to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or drug candidates. Any of these forms of financing could materially and adversely affect our business and financial condition.

If we are unable to commercialize T-20, our lead drug candidate, our business will be materially harmed.

     We have invested a significant portion of our time and financial resources since our inception in the development of T-20. T-20 is our lead drug candidate and is our only drug candidate for which we have completed Phase II clinical trials and initiated Phase III clinical trials as of the date hereof. Our other drug candidate in clinical trials, T-1249, is at an earlier stage of clinical trials. We anticipate that for the foreseeable future, our ability to generate revenues and profits, if any, will depend solely on the successful commercialization of T-20. Commercialization of T-20 will require success in our clinical trials, regulatory approval and the ability to have sufficient commercial quantities of T-20 manufactured on a cost-effective basis with the requisite quality. We cannot assure you that we will be able to commercialize T-20 or any other drug candidate.

If our clinical trials are delayed or achieve unfavorable results, we may never obtain regulatory approval for our drugs or generate any revenues.

     In order to obtain the regulatory approvals necessary to sell a drug candidate commercially, we must demonstrate to the FDA and other applicable United States and foreign regulatory authorities that the drug candidate is safe and effective for use in humans for each target indication. We attempt to demonstrate this through a lengthy and complex process of preclinical testing and clinical trials, which typically takes a number of years. Delays or unanticipated increases in costs of clinical development, or failure to obtain regulatory approval or market acceptance for any of our drug candidates, could materially and adversely affect our financial condition and operating results.

     We have not yet submitted any of our drug candidates to the FDA or any other regulatory authority for approval of commercialization. To date:

  .  we have completed initial preclinical testing of T-20 and T-1249;
  . we have completed collecting clinically relevant data with respect to two Phase I/II clinical trials of T-20 and three Phase II clinical trials of T-20;
  . we are continuing two Phase II clinical trials of T-20 from which we currently anticipate completing the collection of clinically relevant data in late 2001;
  . we have commenced a Phase I/II clinical trial of T-1249, from which we currently anticipate completing the collection of clinically relevant data in 2002; and
  . we have commenced two Phase III clinical trials for T-20, one in the United States and one internationally, and we currently anticipate collecting clinically relevant data from these clinical trials in the first half of 2002 sufficient to support submission of an NDA to the FDA.

     Because these clinical trials to date have been limited to a relatively small number of patients, we cannot assure you that the results of these early clinical trials will support further clinical trials of T-20 or T-1249. We may not be able to demonstrate that potential drug candidates that appeared promising in preclinical testing and early clinical trials will be safe or effective in advanced clinical trials that involve larger numbers of patients. We also cannot assure you that the results of the clinical trials we have conducted and still intend to conduct will support our applications for regulatory approval. In particular, if the results of the Phase III trials we are currently conducting for T-20 do not demonstrate the safety and effectiveness of T-20 to the satisfaction of the FDA or foreign regulatory authorities, we will be unable to commercialize T-20. Even if we obtain regulatory approval for T-20, the results of these Phase III trials may indicate that T-20 is less safe or effective than expected, and any such approval may limit the indicated uses for which T-20 may be marketed.

     We may be required to redesign, delay or cancel our preclinical testing and clinical trials for some or all of the following reasons, any of which may adversely affect our results of operations:

        . unanticipated, adverse or ambiguous results from our preclinical testing or clinical trials;

        .   change in the focus of our collaborative partner, Roche;

        .   undesirable side effects that delay or extend the trials;

        . our inability to locate, recruit and qualify a sufficient number of patients for our trials;

        . difficulties in manufacturing sufficient quantities at the requisite quality of the particular drug candidate or any other components needed for our preclinical testing or clinical trials;

        .   regulatory delays or other regulatory actions;

        .   change in the focus of our development efforts; and

        .   reevaluation of our clinical development strategy.

     In addition, due to uncertainties inherent in the clinical development process, we may underestimate the costs associated with clinical development of T-20 or T-1249.

If sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis or we cannot obtain the quantities of raw materials required to manufacture our drug candidates, our financial condition and results of operations will be materially and adversely affected.

     T-20 and T-1249 are peptide-based therapeutics, which are drug treatments made from long chains of proteins called peptides, which in turn are composed of molecular building blocks called amino acids. T-20 is a large peptide composed of a precise 36 amino acid sequence. Large peptides are difficult and expensive to manufacture because the process of creating commercial quantities of a large peptide is lengthy and complicated. For example, we believe that, using traditional peptide synthesis methods, the process of creating a commercial quantity of T-20 could take more than a year, although to our knowledge no one has attempted to create such a quantity of peptides using traditional peptide synthesis methods. The novel process we and our third-party manufacturers are currently using to manufacture T-20 and intend to use to manufacture T-1249 requires approximately five months to complete and is extremely complicated, requiring over 100 separate, precisely controlled chemical reactions. As a result of this novel and complex manufacturing process, we may encounter unexpected difficulties or expense in manufacturing T-20 and T-1249. We may not be able to manufacture T-20 or T-1249 on a large-scale or cost-effective basis, or develop an alternate, more efficient manufacturing method for T-20, T-1249 or any future peptide drug candidates. Commercial production of T-20 and T-1249 will also require raw materials, including highly specialized amino acids, in amounts substantially greater than those required at our current stage of development. We may not be able to obtain these materials in sufficient quantities, quality or on a cost-effective basis to support the commercial manufacture of T-20 or T-1249.

     In addition, the FDA must approve the facilities that will be used to manufacture commercial quantities of T-20 and T-1249 before commencement of commercial sales. Moreover, although we are in the process of developing alternate manufacturing plans in the event our intended manufacturing plan generates insufficient supplies of T-20 and T-1249, we do not have an alternate manufacturing plan in place at this time and it would take a significant amount of time to arrange for alternative sources of supply. We do not have insurance to cover any shortages or other problems in the manufacturing of our drug candidates. If we are unable to manufacture sufficient amounts of T-20 or T-1249 on a cost-effective basis, obtain the necessary quantities of raw materials or obtain the required FDA approvals, our financial condition and results of operations will be materially and adversely affected.

If Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected.

     As described in more detail in Item 1, Business, we have entered into an agreement with Roche to develop and market T-20 and T-1249 worldwide, manufacture clinical and commercial quantities of T-20 and help conduct our clinical trials of T-20 and T-1249. In addition to sharing with us the development expenses and profits for T-20 and T-1249 in the United States and Canada and paying us royalties on net sales of T-20 and T-1249 outside of those countries, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which we have received $12 million as of the date hereof. In addition, we have entered into a research agreement with Roche to discover, develop and commercialize anti-HIV fusion inhibitor peptides. Our reliance on Roche in connection with these activities poses a number of risks, including the following:

        . Roche has the right to terminate our development and license agreement, including its marketing provisions, or the research agreement, in each case as a whole or with respect to any particular country or countries, at any time and from time to time in its sole discretion, even though we have a joint management committee consisting of members of Roche and Trimeris that oversees the strategy for our collaboration and research;

        . Roche may not devote sufficient resources to the research, development or marketing of our drugs;

        . Roche may not devote sufficient resources to manufacture T-20 in commercial quantities on a cost-effective basis and with the requisite quality;

        . disagreements with Roche could lead to delays in or termination of the research, development or commercialization of our drugs, or result in litigation or arbitration;

        . Roche may choose to devote fewer resources to the research, development and marketing of our drugs than it does to drugs of its own development, or may choose to compete with us by seeking, on its own or in collaboration with our competitors, alternate means of developing drug therapies for the diseases we have targeted; and

        . disputes may arise in the future with respect to the ownership of rights to technology developed with Roche.

        If any of the foregoing occurs or if Roche otherwise fails to fulfill any of its obligations to us in accordance with our agreements, our research and development efforts and clinical trials, and the regulatory approval and commercialization of our drug candidates, could be delayed or otherwise materially and adversely affected.

        We also may rely from time to time on the services of other third parties in connection with our research and development and clinical trial activities, including contract research organizations, manufacturers who produce clinical amounts of our drug candidates, licensors, collaborators and others. The failure of any of these persons to perform their obligations as agreed may also delay and otherwise adversely affect our research and development, clinical trial activities and regulatory approval of our drug candidates.

If we cannot maintain commercial manufacturing arrangements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected.

        We have selected Roche to manufacture commercial quantities of the bulk drug substance of T-20 in the event that we successfully commercialize T-20, and we are in the process of selecting another third party to produce the finished drug product from such bulk drug substance. The manufacture of pharmaceutical products requires significant expertise and capital investment. Third-party manufacturers of pharmaceutical products often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturers, including Roche, may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce and market our drug candidates. The number of third-party manufacturers with the expertise and facilities to manufacture bulk drug substance of T-20 on a commercial scale, using the manufacturing method described above, is extremely limited. We also intend to have additional third-party manufacturers produce the finished drug product from the bulk drug substance of T-20 by employing a process involving lyophilization, or freeze-drying. A limited number of third-party manufacturers have the capability to produce a finished drug product on a commercial scale through a process involving lyophilization. If our third-party manufacturers, including Roche, fail to deliver the required commercial quantities of bulk drug substance or finished drug product on a timely basis and at commercially reasonable prices, and we fail to promptly find one or more replacement manufacturers or develop our own manufacturing capabilities at a substantially equivalent cost and on a timely basis, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected.

Our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

     The technology platform underlying our drug development program is novel because it is designed to discover drug candidates that treat viral infection by preventing the virus from fusing to and entering host cells that viruses use to reproduce themselves. The conventional approach to treating HIV, as represented by all currently-marketed anti-HIV drugs, is to inhibit specific viral enzymes that are necessary for HIV to replicate. We are not aware of any other approved anti-HIV pharmaceutical products that target the inhibition of viral fusion. As a result, existing preclinical and clinical data on the safety and efficacy of this technology are very limited. Although the most common adverse side effect reported with respect to T-20 to date has been mild to moderate local skin irritations at the site of injection, or injection site reactions, we may discover other unacceptable side effects during or after preclinical and clinical testing of our drug candidates, including side effects that may only become apparent after long term exposure. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

Even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities.

     We have no experience in sales, marketing or distribution of pharmaceuticals. To the extent we successfully commercialize T-20 and/or T-1249, we currently plan to rely on Roche for the sales, marketing and distribution of these drug candidates, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche failed to market our drug candidates adequately and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

     Any sales, marketing or distribution arrangements we establish with other parties, including our agreement with Roche, may give those parties significant control over important aspects of the commercialization of our drugs, including:

     .  market identification;

     .  marketing methods;

     .  pricing;

     .  drug positioning;

     .  composition of sales force; and

     .  promotional activities.

     We may not be able to control the amount or timing of resources that Roche or any third party may devote to our drugs.

The HIV virus is likely to develop resistance to some of our drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position.

     As discussed in Item 1, Business, HIV is prone to genetic mutations that can produce strains of HIV resistant to particular drug treatments. HIV has developed resistance, in varying degrees, to each of the currently approved anti-HIV drug treatments. As a result, combination therapy, or the prescribed use of three or more anti-HIV drugs, has become the preferred method of treatment for HIV-infected patients, because in combination these drugs may prove effective against strains of the HIV virus that have become resistant to one or more drugs in the combination. In the clinical trials we have conducted to date, the HIV virus has demonstrated the ability to develop resistance to T-20, as it has with respect to all other currently-marketed anti-HIV drugs. If the HIV virus in a short time period develops resistance to any of our drug candidates when used in combination therapy, it would adversely affect demand for those drug candidates and harm our competitive position.


Our stock price is highly volatile, and you may not be able to sell our shares at or above the price you pay to acquire our shares.

  Our stock price has fluctuated substantially since our initial public offering in October 1997. The equity securities of many companies, including equity securities of many other biotechnology and pharmaceutical companies, have experienced extreme fluctuations in trading price and volume in recent months. Often, these fluctuations are unrelated to the companies' operating performance. Our common stock may not trade at the same levels as other biotechnology or pharmaceutical stocks, and biotechnology and pharmaceutical stocks in general may not sustain their current market prices. Any or all of the following could cause the market price of our common stock to fluctuate significantly:

     . changes in financial estimates or investment recommendations for us or our industry by securities analysts;

     . failure to meet clinical expectations of securities analysts or investors;

     . quarterly variations in our operating results, especially operating results that fall short of analysts' or investors' expectations in any given period;

     . market conditions in the biotechnology or pharmaceutical market or in the economy as a whole;

     . announcements by us or our competitors of new products, services, acquisitions or strategic relationships;

     .  departures of key personnel;

     .  changes in business or regulatory conditions; and

     .  the trading volume of our common stock.

We depend on patents and proprietary rights, which may offer only limited protection against infringement. If we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed.

     Our success depends in part on our ability and the ability of our licensors to obtain, maintain and enforce patents and other proprietary rights for our drugs and technologies. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and surrounded by a great deal of uncertainty. Accordingly, we cannot assure you that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues, we cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology.

     Other companies, universities and research institutions have or may obtain patents and patent applications that could limit our ability to use, manufacture, market or sell our drug candidates or impair our competitive position. As a result, we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential drugs. Those licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential drugs at all or we may encounter significant delays in drug development while we redesign potentially infringing drugs or methods.

     In addition, although we own and exclusively license 17 issued United States patents, 24 pending United States patent applications, and corresponding foreign patents and patent applications, including issued patents and patent applications relating to T-20 and T-1249, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us.

     Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or may refuse to stop the other party from using the technology at issue on the grounds that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

     Recently, several generic drug-makers in countries such as India have offered to sell HIV drugs currently protected under United States patents to patients in Africa at prices significantly below those offered by the drugs' patent holders in other countries. There is a risk that these drugs produced by the generic drug-makers could be illegally imported into the United States and other countries at prices below those charged by the drugs' patent holders. If any of these actions occur with respect to our drugs, it could limit the amount we could charge for our drugs.

     In addition to our patented technology, we also rely on unpatented technology, trade secrets and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We require each of our employees, consultants and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting or collaborative relationship with us. However, these agreements may not provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

     The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and market price of our stock.

We are subject to extensive and complex government regulation, including regulation by the FDA, which can entail significant costs and could delay, limit or prevent commercialization of our drug candidates.

  Our research and development activities, and the testing, development, manufacturing and commercialization of our drug candidates are subject to regulation by numerous governmental authorities in the United States and, to the extent that we may be engaged in activities outside of the United States, in other countries. In addition to proving to these authorities the safety and efficacy of our drug candidates through the clinical trial process, we must also prove that we and our clinical testing and manufacturing partners maintain good laboratory, clinical and manufacturing practices. In addition, the Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other domestic and foreign statutes and regulations govern or affect the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of substances such as our drug candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of drugs, total or partial suspension of production, refusal of the government to approve product license applications, prohibitions or limitations on the commercial sale of drugs or refusal to allow us to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses that it has previously granted. In addition, if compliance with these regulations proves more costly than anticipated, our financial condition and results of operations could be materially and adversely affected. We do not separately track as an accounting item the amounts we spend to comply with regulatory requirements, but the majority of our activities and expenditures to date, including our preclinical and clinical trial activities and expenditures, have been undertaken directly or indirectly in order to comply with applicable governmental regulations. Although it is impossible to predict with any degree of certainty the outcome of the regulatory approval process for our drugs, we believe that we currently are in compliance with applicable statutes, rules and regulations governing our research and development activities.

     A number of reasons, including those set forth below, may delay our regulatory submissions or cause us to cancel plans to submit proposed drug candidates for approval:

        .   unanticipated preclinical testing or clinical trial reports;

        .   changes in regulations, or the adoption of new regulations;

        .   unanticipated enforcement of existing regulations;

        .   unexpected technological developments; and

        .   developments by our competitors.


We face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry. If we are unable to compete successfully, our business will suffer.

     We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. We expect that new developments in the areas in which we are conducting our research and development will continue at a rapid pace in both industry and academia.

     If we successfully develop our drug candidates and gain regulatory approval for those drugs, they will compete with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example:

        . At least 17 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, DuPont Pharmaceuticals, Merck, Roche and Abbott Laboratories. None of these currently-approved drugs are viral fusion inhibitors.

        . We believe that other companies may be currently engaged in research efforts to develop viral fusion inhibitors. To our knowledge, none of these potentially competing drug candidates have entered human clinical trials.

        . Several companies, including Progenics Pharmaceuticals, Pfizer and
          Aronex Pharmaceuticals, are in early stage human clinical trials with anti-HIV drug candidates that target viral processes different from those targeted by currently approved anti-HIV drugs, and different from the viral fusion process that our drug candidates target.

     We expect to face intense and increasing competition in the future as these new drugs enter the market and advanced technologies become available. Even if we are able to successfully develop T-20 or T-1249 and either drug candidate receives regulatory approval, we cannot assure you that existing or new drugs for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold, than T-20, T-1249 or any other drug treatment for HIV that we may develop.

     Many of our competitors have significantly greater financial, technical, human and other resources than we do. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. For example, Progenics Pharmaceuticals has entered into a collaborative agreement with Roche for the development of its anti-HIV technology platform. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the value of their inventions and are more actively seeking to commercialize the technology they have developed.

Our drugs may not achieve market acceptance.

     T-20 and T-1249 are peptides and are delivered once or twice daily by injection under the skin. All of the currently approved drug treatments for HIV are delivered orally. Even if T-20 or T-1249 receives regulatory approval, patients and physicians may not readily accept daily injections of an anti-HIV drug treatment, which would limit their acceptance in the market.

     Peptides are also expensive to manufacture, which could result in prices for T-20 and T-1249 that are above prices of currently approved anti-HIV drug treatments. Even if T-20 or T-1249 receives regulatory approval, physicians may not readily prescribe T-20 or T-1249, due to cost-benefit considerations when compared with other anti-HIV drug treatments. In addition, higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs.

Uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

     In the United States and elsewhere, sales of prescription drugs depend, in part, on the consumer's ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for this therapy. If third-party payor reimbursements for any drugs we commercialize are not available or are not available at a level that will allow us or our potential collaborative partners to sell these drugs on a competitive basis, our results of operations will be materially and adversely affected. In addition, an increasing emphasis in the United States on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products. The announcement and/or adoption of these types of proposals or efforts could also materially and adversely affect our business, since the amount of revenues that we may potentially be able to generate in the future for any products we may commercialize could affect an investor's decision to invest in us, the amount of funds we decide to spend now on our development and clinical trial efforts, and/or our decision to seek regulatory approval for certain product candidates.

     Recently, several major pharmaceutical companies have offered to sell their HIV drugs at or below cost to certain countries in Africa, which could adversely affect the reimbursement climate, and the prices that may be charged, for HIV medications in the United States and the rest of the world. Third-party payors could exert pressure for price reductions in the United States and the rest of the world based on these offers to Africa. This price pressure could limit the amount that we would be able to charge for our drugs.

If an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation.

     In our drug development programs, we use hazardous materials, including chemicals, radioactive compounds and infectious disease agents, such as viruses and HIV-infected blood. We believe that our handling and disposal of these materials comply with the standards prescribed by state and federal regulations, but we cannot completely eliminate the risk of contamination or injury from these materials. If there were such a contamination, injury or other accident, we could be held liable for any damages or penalized with fines. Although our general liability insurance coverage may cover some of these liabilities, the amount of the liability and fines could exceed our resources. We currently maintain general liability insurance coverage in the amount of approximately $1 million per occurrence and $2 million in the aggregate.

If the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products, such as undesirable side effects or injury during clinical trials. In addition, the use in our clinical trials of drugs that we or our potential collaborators may develop and the subsequent sale of these drugs by us or our potential collaborators may cause us to bear a portion of product liability risks relating to these drugs.

     We have obtained an advanced medical technology policy which includes limited product liability insurance coverage for our clinical trials in the amount of $5 million per occurrence and $5 million in the aggregate. However, insurance coverage is becoming increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against potential liabilities. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for drug candidates in development, but we cannot assure you that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our collaborators or licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage, or indemnification payments, that may be obtained by us could have a material adverse effect on our financial condition.

Our quarterly operating results are subject to fluctuations. If our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock.

     Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

     .  the status and progress of our collaborative agreement with Roche;

     .  the status of our research and development activities;

     . the progress of our drug candidates through preclinical testing and clinical trials;

     .  the timing of regulatory actions;

     . our ability to establish manufacturing, sales, marketing and distribution capabilities, either internally or through relationships with third parties;

     .  technological and other changes in the competitive landscape;

     . changes in our existing or future research and development relationships and strategic alliances; and

     .  the commercial viability of our drug candidates.

     As a result, we believe that comparing financial results for one period against another period is not necessarily meaningful, and you should not rely on our results of operations in prior periods as an indication of our future performance. If our results of operations for a period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock.

If we lose any of our executive management or other key employees, we will have difficulty replacing them. If we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer.

     Because our business is very science-oriented and relies considerably on individual skill and experience in the research, development and testing of our drug candidates, we depend heavily on members of our senior management and scientific staff, including Dani P. Bolognesi, Ph.D., our Chief Executive Officer and Chief Scientific Officer. We have entered into employment agreements with Dr. Bolognesi, M. Nixon Ellis, Ph. D., our Executive Vice President and Chief Business Officer, and Robert R. Bonczek, our Chief Financial Officer and General Counsel. Unless earlier terminated in accordance with their terms, our employment agreements with each of Dr. Bolognesi, Dr. Ellis and Mr. Bonczek, respectively, will be up for renewal in April 2003, March 2002 and September 2001, respectively. We have also entered into employment agreements with a few of our other key employees, but as a general matter we do not enter into employment agreements with our officers or employees.

     Future recruitment and retention of management personnel and qualified scientific personnel is also critical to our success. We cannot assure you that we will successfully attract and retain sufficient numbers of qualified personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced management personnel and scientists. If we cannot attract and retain a sufficient number of qualified personnel or if a significant number of our key employees depart, our drug development efforts and the timing and success of our clinical trials may be materially and adversely affected. Even if we do hire and retain a sufficient number of qualified employees, the expense necessary to compensate them may adversely affect our operating results. In addition, we rely on scientific advisors and other consultants to assist us in formulating our research and development strategy. These consultants are employed by other parties and may have commitments to, or advisory or consulting agreements with, other entities, which may limit their availability to us.

Future sales of common stock by our existing stockholders or key management could adversely affect our stock price.

     As of July 16, 2001, approximately 17,380,000 shares of our common stock were outstanding. Once our registration statement on Form S-3 filed with the Securities and Exchange Commission on May 11, 2001, as amended, becomes effective, approximately 17,306,000 of the currently outstanding shares will be freely transferable without restriction or further registration under the Securities Act. The remainder of our outstanding shares are "restricted securities" which may be sold subject to the applicable limitations of Rule 144. In addition, as of July 16, 2001, options, warrants and other convertible securities convertible or exercisable into approximately 2,444,000 shares of common stock were outstanding and we had reserved an additional 1,233,000 shares of common stock under our stock option plans and employee stock purchase plan. The market price of our common stock could decline as a result of sales by our existing stockholders or key management of shares of common stock in the market, or the perception that these sales could occur. A reduction in the price of our common stock could reduce the value of your investment in us and impair our ability to raise capital through the sale of additional equity securities.

                                   PART II.
                                   --------



Item 6.  Selected Financial Data
         -----------------------

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

                                                                                                             Cumulative
                                                                                                               from
                                                                                                              Inception
                                                                                                             (January 7,
                                                      For the Years Ended December 31,                        1993) to
                                                                                                              December
                                       -------------  ------------  ------------  ----------  ------------       31,
                                            1996          1997          1998         1999         2000          2000
                                       -------------  ------------  ------------  ----------  ------------  ------------
                                                                   (restated)     (restated)
                                                                      (2)             (2)
Statements of Operations
Data:
Revenue                                  $   55      $     431      $    363     $   4,681      $    956     $   6,590
                                       -----------  ------------  -----------  ------------  ------------  -------------
Operating expense:
 Research and development:
  Non-cash compensation...........           --            193           821         2,174         5,386         8,574
  Other research and
   development expense............        5,146          9,541        15,987        17,582        32,970        88,676
                                       ----------  -------------  -----------  ------------  ------------  -------------
Total research and development
  expense........................         5,146          9,734        16,808        19,756        38,356        97,250
  General and administrative:
   Non-cash compensation........             --            193           602         2,524         7,018        10,337
   Other general and
    administrative expense.....           1,761          2,403         4,299         6,156         8,115        25,833
                                       ----------  -------------  -----------  ------------  ------------  -------------
Total general and administrative
  expense........................         1,761          2,596         4,901         8,680        15,133        36,170
                                       ----------  -------------  -----------  ------------  ------------  -------------
Total operating expenses..........        6,907         12,330        21,709        28,436        53,489       133,420
                                       ----------  -------------  -----------  ------------  ------------  -------------
Operating loss....................       (6,852)       (11,899)      (21,346)      (23,755)      (52,533)     (126,830)
                                       ----------  -------------  -----------  ------------  ------------  -------------
Interest income...................           47            584         1,755         1,729         6,114        10,304
Interest expense..................         (167)          (113)         (127)         (161)         (257)       (1,448)
                                       ----------  -------------  -----------  ------------  ------------  -------------
Total other income (expense)               (120)           471         1,628         1,568         5,857         8,856
                                       ----------  -------------  -----------  ------------  ------------  -------------
Loss before cumulative effect of
 change in accounting principle          (6,972)       (11,428)      (19,718)      (22,187)      (46,676)     (117,974)
Cumulative effect of change in                                                                                  (4,180)
                                       ----------  -------------  -----------  ------------  ------------  -------------
 accounting principle............            --             --            --            --        (4,180)
                                       ----------  -------------  -----------  ------------  ------------  -------------
Net loss..........................      $(6,972)      $(11,428)     $(19,718)      (22,187)     $(50,856)    $(122,154)
                                       ==========  =============  ===========  ============  ============  =============
Basic and diluted net loss per
 share (1):
Before cumulative effect of
 accounting change...............       $ (1.48)        $(1.57)       $(1.87)       $(1.79)     $  (3.00)
Accounting change.................           --             --            --            --         (0.27)
                                       ----------  -------------  -----------  ------------  ------------

Basic and diluted net loss per
 share...........................        $(1.48)        $(1.57)       $(1.87)       $(1.79)     $  (3.27)
                                       ==========  =============  ===========  ============  ============
Weighted average shares   used
 in computing basic net loss per
  share (1).......................        4,705          7,295        10,547        12,411        15,548
                                       ==========  =============  ===========  ============  ============


(1)  Computed on the basis described in Note 1 to Financial Statements.
(2)  See Note 1 to Financial Statements.

                                                                      As of December 31,
                                           ----------------------------------------------------------------------------
                                                 1996          1997           1998           1999            2000
                                           -------------- -------------- -------------  --------------  ---------------
                                                                         (in thousands)
                                                                         (restated)      (restated) (2)
Balance Sheet Data:
Cash and cash equivalents..................      $    132     $ 32,557      $ 16,920      $ 37,023         $  31,349
Working capital (deficiency)...............        (1,305)      34,733        16,562        36,856            73,998
Total assets...............................         1,684       38,844        22,872        51,650            98,933
Long-term notes payable and capital
 lease obligations, less current portion...           575          240           853         1,206             1,861
Accumulated deficit........................       (17,965)     (29,393)      (49,111)      (71,298)         (122,154)
Total stockholders' equity (deficit).......          (409)      35,810        18,016        39,066            73,379

                       Selected Quarterly Financial Data
                     (in thousands, except per share data)
                                  (unaudited)

                                               Q1 1999           Q2 1999           Q3 1999           Q4 1999
                                          -----------------  ----------------  ----------------  ----------------
Statements of Operations Data:              (restated) (3)    (restated) (3)    (restated) (3)    (restated) (3)
Revenue                                          $      81          $     --          $  4,600          $     --
                                          -----------------  ----------------  ----------------  ----------------
Operating expense:
Research and development
   expenses....................                      4,117             5,420             3,369             6,850
General and administrative
   expenses....................                      1,753             1,789             2,178             2,960
                                           ----------------  ----------------  ----------------  ----------------
Total operating expenses.......                      5,870             7,209             5,547             9,810
                                           ----------------  ----------------  ----------------  ----------------
Operating loss.................                     (5,789)           (7,209)             (947)           (9,810)
                                           ----------------  ----------------  ----------------  ----------------

Interest income................                        231               257               633               608
Interest expense...............                        (42)              (43)              (28)              (48)
                                           ----------------  ----------------  ----------------  ----------------
Total other income, net........                        189               214               605               560
                                           ----------------  ----------------  ----------------  ----------------

Net loss.......................                  $  (5,600)          $(6,995)             (342)          $(9,250)
                                          =================  ================  ================  ================
Basic and diluted net loss per share (1)         $   (0.52)          $ (0.61)          $ (0.03)          $ (0.67)
                                          =================  ================  ================  ================
Weighted average shares   used in
 computing basic net loss per
share (1)......................                     10,677            11,521            13,678            13,721

                                          =================  ================  ================  ================


                                               Q1 2000           Q2 2000           Q3 2000           Q4  2000
                                          -----------------  ----------------  ----------------  ----------------
Statements of Operations Data:                (restated)        (restated)        (restated)
Revenue                                          $     210          $    210          $    210          $    326
                                          -----------------  ----------------  ----------------  ----------------
Operating expense:
Research and development
   expenses...................                       8,546            11,262             7,300            11,248
General and administrative
   expenses...................                       5,243             5,232             3,087             1,571
                                           ----------------  ----------------  ----------------  ----------------
Total operating expenses......                      13,789            16,494            10,387            12,819
                                           ----------------  ----------------  ----------------  ----------------
Operating loss................                     (13,579)          (16,284)          (10,177)          (12,493)
                                           ----------------  ----------------  ----------------  ----------------

Interest income...............                       1,266             1,611             1,702             1,535
Interest expense..............                         (54)              (57)              (54)              (92)
                                           ----------------  ----------------  ----------------  ----------------
Total other income, net.......                       1,212             1,554             1,648             1,443

Net loss before cumulative effect
 of change in accounting principle                 (12,367)          (14,730)           (8,529)          (11,050)
Cumulative effect of change in accounting
 principle                                          (4,180)               --                --                --

                                           ----------------  ----------------  ----------------  ----------------
Net loss......................                   $ (16,547)         $(14,730)         $ (8,529)         $(11,050)

Basic and diluted net loss per share (1)
Before cumulative effect of
   accounting change                             $   (0.83)         $  (0.94)         $  (0.54)         $  (0.70)
Accounting change                                    (0.28)               --                --                --
                                           ----------------  ----------------  ----------------  ----------------
Basic and diluted net loss per
share.........................                   $   (1.11)         $  (0.94)         $  (0.54)         $  (0.70)
                                           ================  ================  ================  ================
Weighted average shares   used in
 computing basic net loss per
share (1).....................                      14,942            15,652            15,653            15,821
                                           ================  ================  ================  ================

(3) See 1999 Form 10-K/A filed with the Securities and Exchange Commission on March 30, 2001.

Item 7A.  Quantitative and Qualitative Disclosure of Market Risk
          ------------------------------------------------------

     Our exposure to market risk is primarily in our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. Substantially all of our contracts are denominated in US dollars, therefore we have no material foreign currency risk. We have an investment policy that sets minimum credit quality standards for our investments. The policy also limits the amount of money we can invest in any one issue, issuer or type of instrument. We have not experienced any material loss in our investment portfolio, and we believe the market risk exposure in our investment portfolio has remained consistent over this period.


     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 2000. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, therefore we believe that the risk of material loss of principal due to changes in interest rates is minimal.


                                            Carrying             Average
                                             Amount             Interest
                                           (thousands)            Rate
                                           -----------            ----

Cash equivalents - fixed rate                $ 30,775              6.74%
Short-term investments - fixed rate            62,025              6.67%
Overnight cash investments - fixed rate           574              5.99%
                                             --------              -----
Total investment securities                  $ 93,374              6.69%
                                             ========              =====

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

                                    PART IV
                                    -------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

    The following documents are filed as part of this report:

                                                                                             Page Number
                                                                                             -----------

(a)1.  Financial Statements
       --------------------
       Independent Auditors' Report.......................................................       F-1
       Balance Sheets as of  December 31, 1999 (restated) and 2000........................       F-2
       Statements of Operations for the Years Ended December 31,..........................
          1998 (restated), 1999 (restated) and 2000 and for the period from Inception to
          December 31, 2000...............................................................       F-3
       Statements of Stockholders' Equity (Deficit) for the period from Inception to
          December 31, 1997, and for the Years Ended December 31, 1998 (restated), 1999
          (restated) and 2000.............................................................       F-4
       Statements of Cash Flows for the Years Ended December 31,
          1998 (restated), 1999 (restated) and 2000 and for the period from Inception to
          December 31, 2000...............................................................       F-5
       Notes to Financial Statements......................................................       F-7

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

As discussed in Note 1 to the financial statements, the Company has restated its 1998 statements of operations, stockholders' equity, and cash flows, and its 1999 financial statements.

March 23, 2001                                                   KPMG LLP
Raleigh, North Carolina

                                TRIMERIS, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS
                       (in thousands, except par value)


                                                                                             As of December 31,
                                                                                        ----------------------------
                                                                                         1999              2000
                                                                                        -------------   ------------
                                                                                          (restated)
Assets
Current assets:
   Cash and cash equivalents.........................................................       $ 37,023        $  31,349
   Short-term investments............................................................         10,775           62,025
   Accounts receivable - Roche.......................................................            144               --
   Accounts receivable...............................................................             24                4
   Prepaid expenses..................................................................            268              393
                                                                                           ---------        ---------
    Total current assets.............................................................         48,234           93,771
                                                                                           ---------        ---------
Property, furniture and equipment, net of accumulated depreciation and
 amortization of $3,564 and $4,932 at December 31, 1999 and 2000, respectively.....            2,585            3,983
                                                                                           ---------        ---------

Other assets:
 Patent costs, net of accumulated amortization of $20 and $46 at December 31,
    1999 and 2000, respectively......................................................            643              924
 Equipment deposits..................................................................            188              255
                                                                                           ---------        ---------
     Total other assets..............................................................            831            1,179
                                                                                           ---------        ---------
     Total assets....................................................................       $ 51,650        $  98,933
                                                                                           =========        =========


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable...................................................................       $  6,159        $   3,476
  Accounts payable - Roche ..........................................................             --            9,556
  Current installments of obligations under capital leases...........................            717            1,174
  Accrued compensation...............................................................          1,028            1,359
  Deferred revenue - Roche...........................................................             --            1,304
  Accrued expenses...................................................................          3,474            2,904
                                                                                           ---------        ---------
      Total current liabilities......................................................         11,378           19,773
Obligations under capital leases, excluding current installments.....................          1,206            1,861
Deferred revenue - Roche ............................................................             --            3,920
                                                                                           ---------        ---------
      Total liabilities..............................................................         12,584           25,554
                                                                                           ---------        ---------

Stockholders' equity:
  Preferred Stock at $0.001 par value per share, authorized 10,000 shares; issued and
     outstanding zero shares at December 31, 1999 and 2000...........................             --               --
  Common Stock at $0.001 par value per share, authorized 60,000 shares; issued and outstanding 13,765 and 15,863 shares at December 31, 1999 and
     2000, respectively..............................................................             14               16
  Additional paid-in capital.........................................................        112,908          196,844
  Deficit accumulated during the development stage...................................        (71,298)        (122,154)
  Deferred compensation..............................................................         (2,453)          (1,394)
  Accumulated other comprehensive income.............................................             --               76
  Notes receivable from stockholders.................................................           (105)              (9)
                                                                                           ---------        ---------
     Total stockholders' equity .....................................................         39,066           73,379
                                                                                           ---------        ---------
Commitments and contingencies
     Total liabilities and stockholders' equity......................................       $ 51,650        $  98,933
                                                                                            ========        =========

                See accompanying notes to financial statements.

                                TRIMERIS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)



                                                      For the Years Ended December 31,                        Cumulative from
                                                ---------------------------------------                           Inception
                                                                                                             (January 7, 1993)
                                                     1998                1999                2000              to December 31,
                                                                                                                     2000
                                               -----------------   -----------------    ----------------     ---------------------
                                                  (restated)           (restated)
Revenue......................................  $             363   $           4,681    $            956     $               6,590
                                               -----------------   -----------------    ----------------     ---------------------


Operating expenses:
     Research and development:
         Non-cash compensation...............                821               2,174               5,386                     8,574
         Other research and development
           expense...........................             15,987              17,582              32,970                    88,676
                                               -----------------   -----------------    ----------------     ---------------------
     Total research and development
         expense.............................             16,808              19,756              38,356                    97,250
                                               -----------------   -----------------    ----------------     ---------------------
     General and administrative:
         Non-cash compensation...............                602               2,524               7,018                    10,337
         Other general and administrative
           expense...........................              4,299               6,156               8,115                    25,833
                                               -----------------   -----------------    ----------------     ---------------------
     Total general and administrative
         expense.............................              4,901               8,680              15,133                    36,170
                                               -----------------   -----------------    ----------------     ---------------------
         Total operating expenses............             21,709              28,436              53,489                   133,420
                                               -----------------   -----------------    ----------------     ---------------------
     Operating loss..........................            (21,346)            (23,755)            (52,533)                 (126,830)
                                               -----------------   -----------------    ----------------     ---------------------


Other income (expense):
         Interest income.....................              1,755               1,729               6,114                    10,304
         Interest expense....................               (127)               (161)               (257)                   (1,448)
                                                           1,628               1,568               5,857                     8,856
                                               -----------------   -----------------    ----------------     ---------------------
Loss before cumulative effect of change in
  accounting principle.......................            (19,718)            (22,187)            (46,676)                 (117,974)

 Cumulative effect of change in accounting
  principle..................................                 --                  --              (4,180)                   (4,180)

                                               -----------------   -----------------    ----------------     ---------------------

  Net loss...................................  $         (19,718)  $         (22,187)   $        (50,856)    $            (122,154)
                                               =================   =================    ================     =====================


Basic and diluted net loss per share:
   Before cumulative effect of
     accounting change.......................  $           (1.87)  $           (1.79)   $          (3.00)

   Accounting change.........................                 --                  --               (0.27)
     Basic and diluted net loss per
       share.................................  $           (1.87)  $           (1.79)   $          (3.27)
                                               =================   =================    ================
Weighted average shares used
    in per share computations................             10,547              12,411              15,548
                                               =================   =================    ================


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

                                                             Preferred Stock         Common Stock                       Deficit
                                                        ---------------------------------------------                 accumulated
                                                                                                         Additional   during the
                                                           Number of      Par     Number of      Par       paid-in    development
                                                            shares       value     Shares       value      capital       stage
                                                        --------------------------------------------------------------------------
Balance at January 7, 1993.............................        --         $   --       --       $  --    $    --       $     --
Issuances of Common Stock...............................       --             --      218          --          2             --
Issuances of Series A Preferred Stock...................    3,000              3       --          --      1,997             --
Stock issuance costs....................................       --             --       --          --        (34)            --
Common Stock issued in exchange for
  exclusive license.....................................       --             --       96          --         41             --
Common Stock issued in exchange
  for consulting services...............................       --             --        6          --          2             --
Loss for the period.....................................       --             --       --          --         --         (1,311)
                                                           -------        ----------------       -------------------------------
Balance as of December 31, 1993.........................    3,000              3      320          --      2,008         (1,311)
Issuances of Common Stock...............................       --             --       12          --          5             --
Common Stock issued in exchange
  for consulting services...............................       --             --        5          --          2             --
Loss for the period.....................................       --             --       --          --         --         (3,943)
                                                           -------        ----------------       -------------------------------
Balance as of December 31, 1994.........................    3,000              3      337          --      2,015         (5,254)
Issuances of Common Stock...............................       --             --       16          --          8             --
Issuances of Series B Preferred Stock...................   20,636             21       --          --     10,297             --
Stock issuance costs....................................       --             --       --          --        (27)            --
Loss for the period.....................................       --             --       --          --         --         (5,739)
                                                           -------        ----------------       -------------------------------
Balance as of December 31, 1995.........................   23,636             24      353          --     12,293        (10,993)
Issuances of Common Stock...............................       --             --       84           1         28             --
Issuances of Series B Preferred Stock...................    6,500              6       --          --      3,244             --
Issuances of Series C Preferred Stock...................    3,333              3       --          --      1,997             --
Stock issuance costs....................................       --             --       --          --        (26)            --
Notes receivable from stockholders
  for the purchase of shares............................       --             --       --          --         --             --
Loss for the period.....................................       --             --       --          --         --         (6,972)
                                                           -------        ----------------       -------------------------------
Balance as of December 31, 1996.........................   33,469             33      437           1     17,536        (17,965)
Issuances of Series C Preferred Stock...................    9,984             10       --          --      5,981             --
Issuances of Series D Preferred Stock...................    9,048              9       --          --      6,777             --
Issuances of Common Stock...............................       --             --      656           1        255             --
Conversion of Preferred Stock to Common Stock...........  (52,501)           (52)   6,262           6         46             --
Issuance of shares in initial public offering, net......       --             --    3,163           3     34,529             --
Exercise of stock options...............................       --             --       32          --          9             --
Repayment of notes receivable from stockholders.........       --             --       --          --         --             --
Repurchase of Common Stock..............................       --             --       (1)         --         --             --
Stock issuance costs....................................       --             --       --          --       (109)            --
Issuances of Common Stock and
  options at below market value.........................       --             --       --          --      2,336             --
Amortization of deferred compensation...................       --             --       --          --         --             --
Loss for the period.....................................       --             --       --          --         --        (11,428)
                                                           -------        ----------------       ------------------------------
Balance as of December 31, 1997.........................       --             --   10,549          11     67,360        (29,393)
Reclassification of deferred compensation...............       --             --       --          --       (202)            --
                                                           -------        ----------------       ------------------------------
Balance as of December 31, 1997.........................       --             --   10,549          11     67,158        (29,393)
Exercise of stock options...............................       --             --       28          --         10             --
Issuance of stock for 401( K) match.....................       --             --       20          --        236             --
Issuance of stock under Employee Stock
  Purchase Plan.........................................       --             --       40          --        255             --
Amortization of deferred compensation restated).........       --             --       --          --        870             --
Loss for the period (restated)..........................       --             --       --          --         --        (19,718)
                                                           -------        ----------------       ------------------------------
Balance as of December 31, 1998 (restated)..............       --          $  --   10,637         $11    $68,529      $ (49,111)
Issuance of shares in public offering, net..............       --             --    2,875           3     31,354             --
Exercise of stock options...............................       --             --      189          --      1,157             --
Issuance of stock options to employees (restated).......       --             --       --          --      2,152             --
Issuance of stock for 401( K) match.....................       --             --       12          --        292             --
Issuance of stock under Employee Stock
  Purchase Plan.........................................       --             --       22          --        220             --
Repayment of notes receivable from
  stockholders..........................................       --             --       --          --         --             --
Exercise of warrant, net................................       --             --       30          --         --             --

                                                                             Accumulated
                                                                               Other             Notes                Net
                                                               Deferred     Comprehensive     receivable          Stockholders'
                                                             compensation      Income      from stockholders         Equity
                                                        -----------------------------------------------------    ----------------
Balance at January 7, 1993.............................       $     --        $     --          $      --         $      --
Issuances of Common Stock..............................             --              --                                    2
Issuances of Series A Preferred Stock..................             --              --                 --             2,000
Stock issuance costs...................................             --              --                 --               (34)
Common Stock issued in exchange for
  exclusive license....................................             --              --                 --                41
Common Stock issued in exchange
  for consulting services..............................             --              --                 --                 2
Loss for the period....................................             --              --                 --            (1,311)
                                                        -----------------------------------------------------    ----------------
Balance as of December 31, 1993........................             --              --                 --               700
Issuances of Common Stock..............................             --              --                 --                 5
Common Stock issued in exchange
  for consulting services..............................             --              --                 --                 2
Loss for the period....................................             --              --                 --            (3,943)
                                                        -----------------------------------------------------    ----------------
Balance as of December 31, 1994........................             --              --                               (3,236)
Issuances of Common Stock..............................             --              --                                    8
Issuances of Series B Preferred Stock                               --              --                 --            10,318
Stock issuance costs...................................             --              --                 --               (27)
Loss for the period....................................             --              --                 --            (5,739)
                                                        -----------------------------------------------------    ----------------
Balance as of December 31, 1995........................             --              --                                1,324
Issuances of Common Stock..............................             --              --                 --                29
Issuances of Series B Preferred Stock..................             --              --                 --             3,250
Issuances of Series C Preferred Stock..................             --              --                 --             2,000
Stock issuance costs...................................             --              --                 --               (26)
Notes receivable from stockholders
  for the purchase of shares...........................             --              --                (14)              (14)
Loss for the period....................................             --              --                 --            (6,972)
                                                        -----------------------------------------------------    ----------------
Balance as of December 31, 1996........................             --              --                (14)             (409)
Issuances of Series C Preferred Stock..................             --              --                 --             5,991
Issuances of Series D Preferred Stock..................             --              --                 --             6,786
Issuances of Common Stock..............................             --              --               (254)                2
Conversion of Preferred Stock to Common Stock..........             --              --                 --                --
Issuance of shares in initial public offering, net.....             --              --                 --            34,532
Exercise of stock options..............................             --              --                 --                 9
Repayment of notes receivable from
  stockholders.........................................             --              --                 50                50
Repurchase of Common Stock.............................             --              --                 --                --
Stock issuance costs...................................             --              --                 --              (109)
Issuances of Common Stock and
  options at below market value........................         (2,336)             --                 --                --
Amortization of deferred compensation..................            386              --                 --               386
Loss for the period....................................             --              --                 --           (11,428)
                                                        -----------------------------------------------------    ----------------
Balance as of December 31, 1997........................         (1,950)             --               (218)           35,810
Reclassification of deferred compensation..............            202              --                 --                --
                                                        -----------------------------------------------------    ----------------
Balance as of December 31, 1997........................         (1,748)             --               (218)           35,810
Exercise of stock options..............................             --              --                 --                10
Issuance of stock for 401( K) match....................             --              --                 --               236
Issuance of stock under Employee Stock
  Purchase Plan........................................             --              --                 --               255
Amortization of deferred compensation (restated).......            553              --                 --             1,423
Loss for the period (restated).........................             --              --                 --           (19,718)
                                                        -----------------------------------------------------    ----------------
Balance as of December 31, 1998 (restated).............       $ (1,195)             --          $    (218)       $   18,016
Issuance of shares in public offering, net.............             --              --                 --            31,357
Exercise of stock options..............................             --              --                 --             1,157
Issuance of stock options to employees (restated)......         (2,152)             --                 --                --
Issuance of stock for 401( K) match....................             --              --                 --               292
Issuance of stock under Employee Stock
  Purchase Plan........................................             --              --                 --               220
Repayment of notes receivable from
  stockholders.........................................             --              --                113               113
Exercise of warrant, net...............................             --              --                 --                --

Amortization of deferred compensation
    (restated).......................................           --            --          --          --        3,804          --
Issuance of warrant (restated).......................           --            --          --          --        5,400          --
Loss for the period (restated).......................           --            --          --          --           --     (22,187)
Balance as of December 31, 1999 (restated)...........           --    $       --      13,765   $      14  $   112,908  $  (71,298)
Loss for the period..................................           --            --          --          --           --     (50,856)
Unrealized gain on available for sale
    securities.......................................           --            --          --          --           --          --
  Comprehensive income for period....................
Issuance of shares in private placement, net                    --            --       1,750           2       66,568          --
Exercise of stock options............................           --            --         302          --        2,507          --
Issuance of stock for 401( K) match..................           --            --           7          --          386          --
Issuance of stock under Employee Stock
    Purchase Plan....................................           --            --          28          --          334
Repayment of notes receivable from
  stockholders.......................................           --            --          --          --           --          --
Proceeds from sale of options........................           --            --          --          --        2,796          --
Exercise of warrant, net.............................           --            --          11          --           --          --
Amortization of deferred compensation................           --            --          --          --       11,345          --
                                                       -----------    ----------------------   ----------------------------------
Balance as of December 31, 2000......................           --    $       --      15,863   $      16  $   196,844  $ (122,154)
                                                       ===========    ======================   ==================================

Amortization of deferred compensation
    (restated).......................................                894               --                 --               4,698
Issuance of warrant (restated).......................                 --               --                 --               5,400
Loss for the period (restated).......................                 --               --                 --             (22,187)
                                                                                                                  --------------
Balance as of December 31, 1999 (restated)...........        $    (2,453)              --        $      (105)     $       39,066
Loss for the period..................................                 --               --                 --             (50,856)
Unrealized gain on available for sale
    securities.......................................                 --               76                 --                  76
                                                                                                                  --------------
  Comprehensive income for period....................                                                                    (50,780)
Issuance of shares in private placement, net                          --               --                                 66,570
Exercise of stock options............................                 --               --                 --               2,507
Issuance of stock for 401( K) match..................                 --               --                 --                 386
Issuance of stock under Employee Stock
    Purchase Plan....................................                 --               --                 --                 334
Repayment of notes receivable from
  stockholders.......................................                 --               --                 96                  96
Proceeds from sale of options........................                 --               --                 --               2,796
Exercise of warrant, net.............................                 --               --                 --                  --
Amortization of deferred compensation................              1,059               --                 --              12,404
                                                        -------------------------------------------------------------------------
Balance as of December 31, 2000......................        $    (1,394)     $        76         $       (9)      $      73,379
                                                        =========================================================================

                See accompanying notes to financial statements.

                                TRIMERIS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                          Cumulative from
                                                               For the years ended December 31,                Inception
                                                        -------------------------------------------
                                                            1998           1999           2000           (January 7, 1993) to
                                                                                                           December 31, 2000
                                                        -------------  -------------  -------------      ---------------------
                                                           (restated)    (restated)
Cash flows from operating activities:
    Net loss.......................................      $    (19,718)   $   (22,187)   $   (50,856)           $     (122,154)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization of property,
       furniture and equipment.....................              606            789          1,368                     4,952
     Non-cash compensation expense.................            1,423          4,698         12,404                    18,911
     Amortization of deferred revenue - Roche......               --             --           (956)                     (956)
     Other amortization............................               12             34             26                       109
     401 (K) plan stock match......................              236            292            386                       914
     Provision for equipment held for resale.......               --             --             --                        61
     Stock issued for consulting services..........               --             --             --                         5
     Stock issued to repay interest on notes to
       stockholders................................               --             --             --                       195
     Debt issued for research and development......               --             --             --                       194
     Cumulative effect of change in accounting
       principle...................................               --             --          4,180                     4,180
     Loss on disposal of property and equipment....               --             --             --                        16
     Decrease (increase) in assets:
     Accounts receivable and loans to employees....               33             44             20                        (4)
     Accounts receivable Roche.....................               --           (144)           144                        --
     Prepaid expenses..............................             (315)            53           (125)                     (393)
     Other assets..................................              (61)           (40)           (67)                     (255)
     Increase (decrease) in liabilities:
     Accounts payable..............................              454          4,983         (2,683)                    3,476
     Accounts payable - Roche......................               --             --          9,556                     9,556
     Accrued compensation..........................              221            199            331                     1,359
     Accrued expenses..............................              322          1,947           (570)                    2,814
     Deferred revenue - Roche......................               --             --          2,000                     2,000
                                                        -------------  -------------  -------------      ---------------------
     Net cash used by operating activities.........          (16,787)       (9,332)        (24,842)                  (75,020)
                                                        -------------  -------------  -------------      ---------------------
Cash flows from investing activities:
    Purchase of property, furniture and equipment..             (212)         (657)           (716)                   (2,220)
    Net sale (purchase) of short-term investments..            1,607        (7,519)        (51,174)                  (61,949)
    Equipment held for resale......................               --            --              --                       (61)
    Organizational costs...........................               --            --              --                        (8)
    Patent costs...................................              (99)         (116)           (307)                     (971)
                                                        -------------  -------------  -------------      ---------------------
    Net cash provided (used) by investing
       activities..................................            1,296        (8,292)        (52,197)                  (65,209)
                                                        -------------  -------------  -------------      ---------------------
Cash flows from financing activities:
    Proceeds (payments) from notes payable.........               --            --              --                     6,150
    Lease costs....................................               --            --              --                       (13)
    Principal payments under capital lease
      obligations..................................             (411)         (520)           (938)                   (3,696)
    Proceeds from issuance of Common Stock, net....               --        31,357          66,570                   132,294
    Proceeds from issuance of Preferred Stock......               --            --              --                    23,896
    Proceeds from sale of options..................               --            --           2,796                     2,796
    Proceeds from exercise of stock options........               10         1,157           2,507                     3,683
    Employee stock purchase plan stock issuance....              255           220             334                       809
    Warrant issuance...............................               --         5,400              --                     5,400
    Repayment of notes receivable from
      stockholders.................................               --           113              96                       259
                                                       -------------  -------------  -------------      ---------------------
    Net cash provided (used) by financing
      activities...................................             (146)       37,727          71,365                   171,578
                                                       -------------  -------------  -------------      ---------------------
    Net increase (decrease) in cash and cash
      equivalents..................................          (15,637)       20,103          (5,674)                   31,349
Cash and cash equivalents at beginning of period...           32,557        16,920          37,023                        --
                                                       -------------  -------------  -------------      ---------------------
Cash and cash equivalents at end of period.........      $    16,920    $   37,023     $    31,349            $       31,349
                                                       =============  =============  =============      =====================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest...........      $       127    $      161     $       257            $        1,362
                                                       =============  =============  =============      =====================

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

     In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year. Gross unrealized gains and losses were insignificant at December 31, 1999. At December 31, 2000 gross unrealized gains were $83,000 and gross unrealized losses were $7,000. There were no sales of these investments or realized gains or losses during 1998, 1999 or 2000.

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

                                TRIMERIS, INC.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS -Continued


  Adoption of SAB No. 101

     The Company previously recognized license fee and milestone revenue upon receipt of payment and completion of the related milestone. During the quarter ended December 31, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission ("SEC") which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The cumulative effect of this change in accounting principle, $4.2 million or $(0.27) per share, was reported as a cumulative effect of a change in accounting principle retroactive to January 1, 2000 and relates to the $4.6 million previously recognized as revenue in connection with the initiation of our collaboration with Roche in 1999. In 2000, $840,000 of the $4.2 million was recognized as revenue.

  Restatements

     The financial statements for the year ended December 31, 1999 have been restated to reflect a reduction in revenue for the $5.4 million fair value of a warrant issued to Roche in July 1999, with a corresponding increase to additional paid-in capital. These financial statements have also been restated to record in 1999 a reimbursement received from Roche during 1999 for clinical trial drug inventory on hand at July 1, 1999. This reimbursement had been previously recognized during 1999 and 2000 as the inventory was consumed. The financial statements for the years ended December 31, 1998 and 1999 have been restated to account for stock options issued to non-employees as variable plan awards in accordance with EITF Issue No. 96-18, rather than as fixed awards as previously reported. The financial statements for the cumulative period from inception (January 7, 1993) to December 31, 1999 have also been restated for the matters discussed above. The net impact of the restatements described above increased net loss for 1998 by $716,000 or $0.09 per share, increased net loss for 1999 by $7.6 million or $0.62 per share, and increased the cumulative net loss from inception (January 7, 1993) to December 31, 1999 by $8.3 million.

The following tables set forth the statement of operations and balance sheet data, as originally reported and as restated as of December 31, 1999 and for the years ended December 31, 1998 and 1999, and the adjustments resulting from the restatements. The footnote following the tables describes the adjustments.

                                TRIMERIS, INC.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS -Continued

BALANCE SHEET DATA
(in thousands, except par value)


                                                                                        As of December 31, 1999
                                                                          -----------------------------------------------------
                                                                          As Previously
                                                                             Reported     Adjustment             As Restated
                                                                          ---------------------------            --------------
Assets
Current assets:
 Cash and cash equivalents................................................ $    37,023                              $ 37,023
 Short-term investments...................................................      10,775                                10,775
 Accounts receivable - Roche..............................................         144                                   144
 Accounts receivable......................................................          24                                    24
 Prepaid expenses.........................................................         268                                   268
                                                                           -----------                              --------
    Total current assets..................................................      48,234                                48,234
                                                                           -----------                              --------
Property, furniture and equipment, net....................................       2,585                                 2,585
                                                                           -----------                              --------

Other assets:
 Patent costs, net........................................................         643                                   643
 Equipment deposits.......................................................         188                                   188
 Other assets, net........................................................          --                                    --
                                                                           -----------                              --------
     Total other assets...................................................         831                                   831
                                                                           -----------                              --------
     Total assets......................................................... $    51,650                              $ 51,650
                                                                           ===========                              ========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable........................................................ $     6,159                              $  6,159
  Current installments of obligations under capital leases................         717                                   717
  Accrued compensation....................................................       1,028                                 1,028
  Accrued expenses........................................................       3,474                                 3,474
                                                                           -----------                              --------
      Total current liabilities...........................................      11,378                                11,378
Obligations under capital leases, excluding current installments..........       1,206                                 1,206
Deferred revenue..........................................................         729       (729)       (C)              --
                                                                           ----------------------                   --------
      Total liabilities...................................................      13,313       (729)                    12,584
                                                                           ----------------------                   --------

Stockholders' equity (deficit):
  Preferred Stock.........................................................          --                                    --
  Common Stock............................................................          14                                    14
  Additional paid-in capital..............................................     105,580      7,328   (A), (B)         112,908
  Deficit accumulated during the development stage........................     (62,990)    (8,308)       (D)         (71,298)
  Deferred compensation...................................................      (4,162)     1,709        (B)          (2,453)
  Notes receivable from stockholders......................................        (105)                                 (105)
                                                                           ----------------------                   --------
     Total stockholders' equity ..........................................      38,337        729                     39,066
                                                                           ----------------------                   --------
     Total liabilities and stockholders' equity........................... $    51,650  $      --                   $ 51,650
                                                                           ======================                   ========

                                TRIMERIS, INC.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS -Continued

STATEMENTS OF OPERATIONS DATA
(in thousands, except per share data)

                                                            For the Year Ended December 31, 1999
                                           --------------------------------------------------------------
                                                   As
                                                Previously
                                                 Reported         Adjustment              As Restated
                                           -----------------------------------          -----------------
                                           ------------------------------------         -----------------
Revenue..................................     $   10,081         $   (5,400)       (A)    $     4,681
                                           ------------------------------------         -----------------

Operating expenses:
    Research and development:
       Non-cash compensation.............            981              1,193        (B)          2,174
       Other research and development
         expense.........................         18,311               (729)       (C)         17,582
    Total research and development
         expense.........................         19,292                464                    19,756
                                           ------------------------------------         -----------------
     General and administrative:
       Non-cash compensation.............            796              1,728        (B)          2,524
       Other general and administrative
         expense.........................          6,156                                        6,156
                                           ------------------------------------         -----------------
    Total general and administrative
         expense.........................          6,952              1,728                     8,680
                                           ------------------------------------         -----------------
        Total operating expenses.........         26,244              2,192                    28,436
                                           ------------------------------------         -----------------
    Operating loss.......................        (16,163)            (7,592)                  (23,755)
                                           ------------------------------------         -----------------

Other income (expense):
        Interest income..................          1,729                                        1,729
        Interest expense.................           (161)                                        (161)
                                           ------------------------------------         -----------------
                                                   1,568                                        1,568
                                           ------------------------------------         -----------------
     Net loss............................     $  (14,595)        $   (7,592)              $   (22,187)
                                           ====================================         =================

   Basic net loss per share..............     $    (1.17)        $    (0.62)              $     (1.79)
                                           ====================================         =================

   Weighted average shares used
     in per share computations...........         12,511                           (E)         12,411
                                           ====================================         =================

                                TRIMERIS, INC.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS -Continued

                                                            For the Year Ended December 31, 1998
                                           -------------------------------------------------------------------
                                                   As
                                               Previously
                                                Reported          Adjustment                  As Restated
                                           ---------------------------------------         -------------------
                                           ---------------------------------------         -------------------
Revenue................................      $       363                                        $        363
                                           ---------------------------------------         -------------------
Operating expenses:
    Research and development:
       Non-cash compensation...........              434                    387      (B)                 821
       Other research and development
        expense........................           15,987                                              15,987
                                           ---------------------------------------         -------------------
    Total research and development
         expense.......................           16,421                    387                       16,808
                                           ---------------------------------------         -------------------
     General and administrative:
       Non-cash compensation...........              273                    329      (B)                 602
       Other general and administrative
         expense.......................            4,299                                               4,299
                                           ---------------------------------------         -------------------
    Total general and administrative
         expense.......................            4,572                    329                        4,901
                                           ---------------------------------------         -------------------
       Total operating expenses........           20,993                    716                       21,709
                                           ---------------------------------------         -------------------
    Operating loss.....................          (20,630)                  (716)                     (21,346)
                                           ---------------------------------------         -------------------
Other income (expense):
       Interest income................             1,755                                               1,755
       Interest expense...............              (127)                                               (127)
                                           ---------------------------------------         -------------------
                                                   1,628                                               1,628
                                           ---------------------------------------         -------------------
     Net loss..........................      $   (19,002)           $      (716)                $    (19,718)
                                           =======================================         ===================

 Basic net loss per share..............      $     (1.78)           $     (0.09)                $      (1.87)
                                           =======================================         ===================

 Weighted average shares used
     in per share computations.........           10,647                             (E)              10,547
                                           =======================================         ===================

(A) A warrant to purchase 362,000 shares of our stock was granted to Roche simultaneously with the signing of our collaboration in July 1999. There was no value attributed to this warrant in the 1999 financial statements as required under SFAS 68 and EITF Issue 96-18. Because the warrant was fully vested and non-forfeitable when issued, the measurement date was the issue date and no subsequent measures of fair value are required. The value of the warrant was calculated as disclosed in Note 8 to the financial statements.

     Statement of Operations.   Reflects a reduction of $5.4 million in the
     revenue recognized from the $10 million up-front payment from Roche.

     Balance Sheet. Reflects an increase of $5.4 million in additional paid-in capital for the fair value of the warrant.

                                TRIMERIS, INC.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS -Continued

(B) Compensation costs for options granted to non-employees were previously accounted for under SFAS 123 and EITF 96-18 as if the grant date was the measurement date. The value of the option was calculated at the initial grant date using the Black-Scholes option-pricing model. This value was recorded as an increase to additional paid-in capital and deferred compensation, and deferred compensation was amortized as compensation costs over the vesting period of the individual option.

     However, due to the terms and conditions of the awards the grant date was not the performance commitment date. Based on the facts and circumstances, these awards have a final measurement date when the counterparty's performance is complete. Therefore, under EITF 96-18, these grants should be accounted for as variable plan awards. Restated compensation expense is calculated as follows. The value of each option is recalculated each period based on the terms of each option and the end of period share price using the Black-Scholes option-pricing model. The cumulative compensation expense vested is calculated each period using this value. Compensation expense is then adjusted each period using the guidance in FASB Interpretation No. 28 with a corresponding entry to additional paid-in capital.

     Statement of Operations. Reflects the change in non-cash compensation expense using the variable plan calculation method described above.

     Balance Sheet. Reflects the change in deferred compensation and additional paid-in capital using the variable plan calculation method described above.

(C) Under the terms of our collaboration signed with Roche in July 1999, all research and development expenses related to T-20 and T-1249 are shared equally by Roche and us, including the cost of clinical trial drug inventory on hand at July 1, 1999. This reimbursement from Roche was originally deferred in the 1999 financial statements and recognized as a reduction of research and development expense as the inventory was used. Since this inventory had been expensed as purchased in periods prior to July 1, 1999 (under SFAS 2 as research and development expense), we subsequently determined that this reimbursement should have been recognized when received in 1999, consistent with the accounting for our cost-sharing arrangement with Roche for all T-20 and T-1249 research and development expenses.


     Statement of Operations. Reflects the change in research and development expense based on the accounting discussed above.

     Balance Sheet. Reflects the decrease in deferred revenue based on the accounting discussed above.

(D) Reflects the net effect on net income and accumulated deficit as a result of adjustments (A) through (C) discussed above.

(E)  Recalculated under SFAS 128.

                                TRIMERIS, INC.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS -Continued

2.  Leases

     The Company is obligated under various capital leases for furniture and equipment that expire at various dates during the next four years. The gross amount of furniture and equipment and related accumulated amortization recorded under capital leases and included in property, furniture and equipment were as follows at December 31, 1999 and 2000 (in thousands):

                                                                  1999                                 2000
                                                       ----------------------------         ----------------------------
Furniture and equipment..............................                       $ 2,556                              $ 4,026
Less accumulated amortization........................                        (1,053)                              (1,591)
                                                       ----------------------------         ----------------------------
                                                                            $ 1,503                              $ 2,435
                                                       ============================         ============================

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

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 (in thousands) are:

                                                                            CAPITAL                      OPERATING
                                                                            LEASES                        LEASES
                                                                      ------------------         ------------------------
Year ending December 31:
   2001.............................................................            $1,374                          $  856
   2002.............................................................             1,021                             448
   2003.............................................................               782                              92
   2004.............................................................               252                              --
                                                                      ------------------         ------------------------
Total minimum lease payments........................................             3,429                          $1,396
                                                                                                 ========================

Less amount representing interest...................................               394
                                                                      ------------------

Present value of net minimum capital lease payments.................             3,035
Less current installments of obligations under capital leases.......             1,174
                                                                      ------------------

Obligations under capital leases,  excluding current
    Installments....................................................            $1,861
                                                                      ==================

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

                                 TRIMERIS, INC.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS -Continued

3.  Property, Furniture and Equipment

     Property, furniture and equipment consists of the following at December 31, 1999 and 2000 (in thousands):

                                                                1999                                 2000
                                                     ----------------------------         ----------------------------
Furniture and equipment...........................                        $ 3,290                              $ 4,208
Leasehold improvements............................                            303                                  681
Furniture and equipment under capital lease.......                          2,556                                4,026
                                                     ----------------------------         ----------------------------
                                                                            6,149                                8,915
Less accumulated depreciation and amortization....                         (3,564)                              (4,932)
                                                     ----------------------------         ----------------------------

                                                                          $ 2,585                              $ 3,983
                                                     ============================         ============================

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

                                TRIMERIS, INC.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS -Continued

Stock option transactions for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                          Weighted               Weighted                 Weighted
                                          Average                Average                  Average
                                          Exercise               Exercise                 Exercise
                              1998          Price       1999       Price       2000        Price
                          -----------     --------   ----------  --------    ---------    --------
Options outstanding
  at January 1..........     267,000      $  0.75    1,035,000   $   6.31    1,712,000    $   9.93
 Granted................     820,000         7.91      961,000      12.88      441,000       60.13
 Exercised..............     (28,000)        0.35     (189,000)      6.12     (302,000)       8.31
 Cancelled..............     (24,000)        6.16      (95,000)      7.84      (34,000)      20.62
                          -----------     --------   ----------  --------    ---------    --------
Options outstanding
  at end of period......   1,035,000      $  6.31    1,712,000   $   9.93    1,817,000    $  22.19
                          ==========      ========   ==========  ========    =========    ========

The following summarizes information about stock options outstanding as of December 31, 2000:

                                    Options Outstanding                                Options Exercisable
                         ----------------------------------------------------   --------------------------------
                                              Weighted
                                               Average
                             Number           Remaining         Weighted                            Weighted
Range of Exercise          Outstanding       Contractual    Average Exercise      Number            Average
     Price               as of 12/31/00         Life            Price           Exercisable      Exercise Price
------------------       ----------------   ------------    -----------------   ------------    ----------------
$       0.34-1.00              132,000              5.79      $       0.46           124,000         $      0.45
$       5.88-8.00              396,000              7.32      $       7.86           237,000         $      7.91
$     8.01-11.625              637,000              8.30      $      11.60           234,000         $     11.60
$    11.626-20.88              217,000              8.64      $      16.73            69,000         $     16.54
$    20.89-61.875              299,000              9.37      $      56.91            25,000         $     51.08
$    61.876-78.50              136,000              9.75      $      67.00             1,000         $     63.77
$      0.34-78.50        ----------------   ------------    -----------------   ------------    ----------------
                             1,817,000              8.23      $      22.19           690,000         $     10.32
                         ================   ============    =================   ============    ================

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

                                      1998             1999            2000
                                   -----------     -----------     -----------
 Net loss:
 As reported.....................  $  (19,718)     $  (22,187)     $  (50,856)
 Compensation cost recorded
  under APB 25...................         553             894           1,059
 Compensation cost
  resulting from common
  stock options, restricted
  stock and employee stock
  purchase plan..................      (1,231)         (2,553)         (8,334)
                                   -----------     -----------     -----------
 Pro forma.......................  $  (20,396)     $  (23,846)     $  (58,131)
                                   ===========     ===========     ===========
 Basic and diluted loss per
  share:
  As reported....................  $    (1.87)     $    (1.79)     $    (3.27)
  Pro forma......................  $    (1.93)     $    (1.92)     $    (3.74)


     The fair value of common stock options and restricted stock is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                       1998         1999        2000
                                    ---------------------------------
Estimated dividend yield               0.00%        0.00%       0.00%
Expected stock price volatility        72.0%        86.0%       91.4%
Risk-free interest rate                5.20%        5.20%       6.30%
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

     The components of deferred tax assets and deferred tax liabilities as of December 31, 1999 and 2000 are as follows:

                                                1999           2000
                                            ----------    ----------
                                                   (in thousands)
        Deferred tax assets:
        Tax loss carryforwards              $   24,283    $   40,967
        Tax credits                              1,927         2,203
        Reserves and accruals                    2,033         5,038
                                            ----------    ----------
                                                28,243        48,208

        Valuation allowance                    (28,243)      (48,208)
                                            ----------    ----------
        Net deferred asset                          --            --

        Deferred tax liabilities:
        Deferred tax liability                      --            --
                                            ----------    ----------
        Net deferred tax assets and         $       --    $       --
        (liability)
                                            ==========    ==========

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

                                TRIMERIS, INC.
                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS-Continued

     The normal retirement age shall be the later of a participant's 65/th/ birthday or the fifth anniversary of the first day of the Plan year in which participation commenced. The Plan does not have an early retirement provision.

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