Form 10-Q
period 2001-06-30
TRIMERIS INC
filed 2001-08-13
CIK 911326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

            _________________________________________________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    The number of shares outstanding of the registrant's common stock as of August 10, 2001 was 17,386,026.

                                 TRIMERIS, INC.
                         (A Development Stage Company)
                                   FORM 10-Q

                     For the Six Months Ended June 30, 2001

                                      INDEX

PART 1.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements
         --------------------

         Balance Sheets as of December 31, 2000 and
         June 30, 2001 (unaudited)                                            1

         Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2001 and 2000 and Period From
         Inception (January 7, 1993) Through June 30, 2001                    2

         Statements of Cash Flows (unaudited) for the Six Months Ended
         June 30, 2001 and 2000 and Period From
         Inception (January 7, 1993) Through June 30, 2001                    3

         Notes to Financial Statements (unaudited)                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations                                            6
         -------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14
         ----------------------------------------------------------

PART 2.  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                   16
         -----------------

Item 2.  Changes in Securities and Use of Proceeds                           16
         -----------------------------------------

Item 3.  Defaults Upon Senior Securities                                     16
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                 16
         ---------------------------------------------------

Item 5.  Other Information                                                   17
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                    17
         --------------------------------

Signature Page                                                               18
--------------

Exhibit Index                                                                19
-------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
         --------------------

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)

                                                                              December 31,   June 30,
                                                                                   2000        2001
                                                                              -----------    ---------
                                                                                            (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                    $  31,349    $  51,904
   Short-term investments                                                          62,025       52,324
   Accounts receivable                                                                  4           64
   Prepaid expenses                                                                   393          384
                                                                                ---------    ---------
     Total current assets                                                          93,771      104,676

Property, furniture and equipment, net                                              3,983        4,058
                                                                                ---------    ---------

Other assets:
   Patent costs, net                                                                  924        1,093
   Equipment deposits                                                                 255          227
                                                                                ---------    ---------
     Total other assets                                                             1,179        1,320
                                                                                ---------    ---------
     Total assets                                                               $  98,933    $ 110,054
                                                                                =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $   3,476    $   2,368
   Accounts payable - Roche                                                         9,556        7,964
   Current installments of capital lease obligations                                1,174        1,067
   Accrued compensation                                                             1,359        1,440
   Deferred revenue - Roche                                                         1,304        1,307
   Accrued expenses                                                                 2,904        2,825
                                                                                ---------    ---------
     Total current liabilities                                                     19,773       16,971
Obligations under capital leases, excluding current installments                    1,861        1,453
Deferred revenue - Roche                                                            3,920        3,265
                                                                                ---------    ---------
     Total liabilities                                                             25,554       21,689
                                                                                ---------    ---------
Commitments and contingencies
Stockholders' equity:
   Series A, B, C, and D preferred stock at $.001 par value per share,
     10,000 shares authorized, zero shares issued and outstanding at
     December 31, 2000 and June 30, 2001 (unaudited)                                   --           --
   Common Stock at $.001 par value per share, 60,000
     shares authorized, 15,863 and 17,379 shares issued
     and outstanding at December 31, 2000 and
     June 30, 2001 (unaudited)                                                         16           17
   Additional paid-in capital                                                     196,844      244,162
   Deficit accumulated during the development stage                              (122,154)    (152,391)
   Deferred compensation                                                           (1,394)      (3,506)
   Accumulated other comprehensive income                                              76           92
   Notes receivable from stockholders                                                  (9)          (9)
                                                                                ---------    ---------
     Total stockholders' equity                                                    73,379       88,365
                                                                                ---------    ---------
     Total liabilities and stockholders' equity                                 $  98,933    $ 110,054
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                              Period
                                          Three Months                Six Months          From Inception
                                          Ended June 30,            Ended June 30,       (January 3, 1993)
                                       -------------------          ---------------       through June 30,
                                       2000           2001          2000       2001             2001
                                       ----           ----          ----       ----             ----
Revenue                             $    210       $     326    $     420   $     652        $     7,242
                                    --------       ---------    ---------   ---------        -----------

Operating expenses:
   Research and development:
     Non-cash compensation             3,063           2,824        6,567        (452)             8,122
     Other research and
       development expense             8,199          14,045       13,241      27,881            116,557
                                    --------       ---------    ---------   ---------        -----------
   Total research and
     development expense              11,262          16,869       19,808      27,429            124,679
                                    --------       ---------    ---------   ---------        -----------
   General and administrative:
     Non-cash compensation             3,438             557        7,044       1,047             11,384
     Other general and
       administrative expense          1,794           2,605        3,431       4,911             30,744
                                    --------       ---------    ---------   ---------        -----------
     Total general and
       administrative expense          5,232           3,162       10,475       5,958             42,128
                                    --------       ---------    ---------   ---------        -----------

     Total operating
       expenses                       16,494          20,031       30,283      33,387            166,807
                                    --------       ---------    ---------   ---------        -----------

Operating loss                       (16,284)        (19,705)     (29,863)    (32,735)          (159,565)
                                    --------       ---------    ---------   ---------        -----------

Other income (expense):
   Interest income                     1,611           1,196        2,877       2,599             12,903
   Interest expense                      (57)            (56)        (111)       (101)            (1,549)
                                    --------       ---------    ---------   ---------        -----------
                                       1,554           1,140        2,766       2,498             11,354
                                    --------       ---------    ---------   ---------        -----------

   Net loss before cumulative
     effect of change in
     accounting principle            (14,730)        (18,565)     (27,097)    (30,237)          (148,211)
   Cumulative effect of change
     in accounting principle -
     implementation of SAB 101            --              --       (4,180)         --             (4,180)
                                    --------       ---------    ----------  ---------        -----------
   Net loss                         $(14,730)      $ (18,565)   $ (31,277)  $ (30,237)       $  (152,391)
                                    ========       =========    =========   =========        ===========

Basic and diluted net loss per share:
   Before cumulative effect of
     accounting change              $ (0.94)       $   (1.11)  $    (1.77)   $  (1.85)
   Accounting change                     --               --        (0.27)         --
                                    -------        ---------   ----------    --------
Basic and diluted net loss per
   share                              (0.94)       $   (1.11)  $    (2.04)   $  (1.85)
                                    =======        =========   ==========    ========

Weighted average
   shares used in per share
   computations                       15,652          16,757       15,299      16,336
                                    ========       =========   ==========    ========


                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                 Period
                                                                         Six Months Ended    From Inception
                                                                             June 30,        (January 7, 1993)
                                                                        -----------------    through June 30,
                                                                        2000         2001         2001
                                                                        ----         ----         ----
Cash flows from operating activities:
   Net loss                                                          $ (31,277)   $ (30,237)   $(152,391)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                          599          469        5,421
     Other amortization                                                      -            8          117
     Amortization of deferred revenue - Roche                             (420)        (652)      (1,608)
     Non-cash compensation expense                                      13,611          595       19,506
     401(K) plan stock match                                                 -            -          914
     Provision for equipment held for resale                                 -            -           61
     Stock issued for consulting services                                    -            -            5
     Stock issued to repay interest on notes to stockholders                 -            -          195
     Debt issued for research and development                                -            -          194
     Cumulative effect of change in accounting principle                 4,180            -        4,180
     Loss on disposal of property and equipment                              -            -           16
   Changes in operating assets and liabilities:
       Accounts receivable                                                  11          (60)         (64)
       Accounts receivable - Roche                                      (4,871)           -            -
       Prepaid expenses                                                    (33)           9         (384)
       Other assets                                                        (40)          28         (227)
       Accounts payable                                                    921       (1,108)       2,368
       Accounts payable - Roche                                              -       (1,592)       7,964
       Accrued compensation                                                111           81        1,440
       Accrued expenses                                                    133          (79)       2,735
       Deferred revenue - Roche                                              -            -        2,000
                                                                     ---------    ---------    ---------
         Net cash used by operating activities                         (17,075)     (32,538)    (107,558)
                                                                     ---------    ---------    ---------
Cash flows from investing activities:
   Sales (purchases) of short-term investments                         (34,451)       9,717      (52,232)
   Purchases of property and equipment                                    (578)        (544)      (2,764)
   Equipment held for resale                                                 -            -          (61)
   Organization costs                                                        -            -           (8)
   Patent costs                                                           (162)        (177)      (1,148)
                                                                     ---------    ---------    ---------
         Net cash provided (used) by investing activities              (35,191)       8,996      (56,213)
                                                                     ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                   -            -        6,150
   Lease costs                                                               -            -          (13)
   Principal payments under capital lease obligations                     (374)        (515)      (4,211)
   Proceeds from issuance of Common Stock                               66,570       43,385      175,679
   Proceeds from issuance of Preferred Stock                                 -            -       23,896
   Proceeds from sale of options                                             -            -        2,796
   Proceeds from exercise of stock options                               1,227        1,030        4,713
   Proceeds from employee stock purchase plan exercise                     192          197        1,006
   Repayment of notes receivable from stockholders                          80            -          259
   Warrant issuance                                                          -            -        5,400
                                                                     ---------    ---------    ---------
         Net cash provided by financing activities                      67,695       44,097      215,675
                                                                     ---------    ---------    ---------
Net increase in cash and cash equivalents                               15,429       20,555       51,904
Cash and cash equivalents, beginning of period                          37,023       31,349            -
                                                                     ---------    ---------    ---------
Cash and cash equivalents, end of period                             $  52,452    $  51,904    $  51,904
                                                                     =========    =========    =========


                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

   Trimeris, Inc. (the "Company") was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. These financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," to recognize the fact that the Company is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced.

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and the 2000 financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, as amended on July 24, 2001.

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

2. BASIC NET INCOME (LOSS) PER SHARE

   In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At June 30, 2001 there were 2,083,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding. At June 30, 2000 there were 1,678,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

   Interest of approximately $111,000 and $101,000 was paid during the six months ended June 30, 2000 and 2001, respectively. Capital leases of $804,000 and $0 were incurred for the six months ended June 30, 2000 and 2001, respectively for the purchase of new furniture and equipment.

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

   Other changes in additional paid-in capital during the six months ended June 30, 2001 were primarily $622,000 debited to additional paid-in capital related to non-cash compensation charges, and $3.3 million credited to additional paid-in capital related to deferred compensation recorded for a former consultant who became an employee.

5. ROCHE COLLABORATION

   In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd ("Roche") to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for the two fusion inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made an initial cash payment to the Company of $10 million during 1999 and a milestone payment of $2 million in 2000. Roche will provide up to an additional $56 million in cash and funding upon achievement of developmental, regulatory and commercial milestones. In accordance with Staff Accounting Bulletin No. 101, the initial cash payment, net of the $5.4 million fair value of the warrant granted to Roche, is being amortized into revenue over the research and development term of the Roche agreement.

   In June 2001, the Company announced a research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will equally fund worldwide research, development and commercialization costs, as well as share equally in profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999.

6. COMPREHENSIVE INCOME

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company's available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($30,221,000) for the six months ended June 30, 2001. For the six months ended June 30, 2000, comprehensive income is equal to the Company's net loss.

Item 2.  Management's Discussion and Analysis of Financial Condition  and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

   This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, as amended on July 24, 2001. These factors include, but are not limited to: that we are a development stage company that has sustained losses since our inception, and expect our losses to continue; that if we cannot raise additional funds in the future, our ability to develop our drug candidates will suffer; that any additional financing we obtain may dilute our stockholders, restrict our operating flexibility, or result in a transfer of rights to our technologies or drug candidates; that if we are unable to commercialize T-20, our business will be materially harmed; that if our clinical trials are delayed or achieve unfavorable results, we may never generate any revenue; that if sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis or we cannot obtain the appropriate quantities of raw materials, our financial condition and results of operations will be materially and adversely affected; that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected; that if we cannot maintain commercial manufacturing agreements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected; that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates; that even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities; that the HIV virus is likely to develop resistance to some of our drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position; that our stock price is highly volatile; that we depend on patents and proprietary rights, which may offer only limited protection against infringement, and if we are unable to protect these rights, our assets and business could be materially harmed; that we are subject to extensive and complex government regulation, including regulation by the FDA, which can entail significant costs and could delay, limit or prevent commercialization of our drug candidates; that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer; that our drugs may not achieve market acceptance; that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations; that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation; that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage; that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock; that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer; and future sales of common stock by our existing stockholders or key management could adversely affect our stock price. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this Form 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

Overview

   We began our operations in January 1993 and are a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

o the development, patenting, preclinical testing and clinical trials of our drug candidates, T-20 and T-1249,

o  the development of a manufacturing process for T-20 and T-1249,

o  production of drug material for future clinical trials, and

o research and development and preclinical testing of other potential product candidates.

   We have lost money since inception and, as of June 30, 2001, had an accumulated deficit of approximately $152.4 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and a milestone payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 2001

REVENUE. Total revenue increased from $210,000 for the three months ended June 30, 2000 to $326,000 for the three months ended June 30, 2001. Total revenue for the three months ended June 30, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant, over the research and development term of the agreement. Total revenue for the three months ended June 30, 2001 includes this amortization and amortization of a $2.0 million milestone payment received from Roche in 2000 over the research and development term of the Roche agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $11.3 million and $16.9 million for the three months ended June 30, 2000 and 2001, respectively. Gross research and development expenses excluding non-cash compensation charges increased from $8.2 million during the three months ended June 30, 2000 to $14.0 million during the three months ended June 30, 2001 primarily because we:

o continued and expanded two Phase III clinical trials for T-20 which were initiated in late 2000, and

o increased the number of our personnel to support our clinical trial and manufacturing process development activities.

During the three months ended June 30, 2001 we also:

o  continued four Phase II clinical trials for T-20,

o  continued a Phase I clinical trial for T-1249, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

Non-cash compensation expense decreased from $3.1 million for the three months ended June 30, 2000 to $2.8 million for the three months ended June 30, 2001 due to the effect that the higher market value of our stock at June 30, 2000 compared to the market value of our stock at June 30, 2001, had on the calculation of this expense under EITF 96-18 for non-employees. Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement, we and Roche shared the development costs incurred during the period from July 1, 1999 until June 30, 2001 for T-20 and T-1249 equally.

Total research personnel were 57 and 66 at June 30, 2000 and 2001, respectively. We expect research and development expenses, net of reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o  continuation of the two Phase III clinical trials for T-20,

o preparation of materials for anticipated submission of a New Drug Application for T-20 to the US Food and Drug Administration following receipt of data from our Phase III clinical trials,

o  expanded clinical trials for T-20, T-1249 and other product candidates,

o  the manufacture of drug material for these trials,

o increased preclinical research and testing of potential product candidates, and

o  increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $5.2 million and $3.2 million for the three months ended June 30, 2000 and 2001, respectively. Expenses excluding non-cash compensation charges increased from $1.8 million for the three months ended June 30, 2000 to $2.6 million for the three months ended in June 30, 2001 because during the three months ended June 30, 2001 we:

o performed market research and pre-marketing activities with respect to T-20 which are shared equally with Roche,

o  added administrative personnel to support our growth, and

o  incurred increased professional fees to support our growth.

Non-cash compensation expense decreased from $3.4 million for the three months ended June 30, 2000 to $557,000 for the three months ended June 30, 2001 due to the effect that the higher market value of our stock at June 30, 2000 compared to the market value of our stock at June 30, 2001, had on the calculation of this expense under EITF 96-18 for non-employees, and the fact that a former consultant became an employee during this period. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 to be shared equally with Roche.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income (expense) was $1.6 and $1.1 million for the three months ended June 30, 2000 and 2001, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the three months ended June 30, 2001 compared to the three months ended June 30, 2000.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 2001

REVENUE. Total revenue increased from $420,000 for the six months ended June 30, 2000 to $652,000 for the six months ended June 30, 2001. Total revenue for the six months ended June 30, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant, over the research and development term of the agreement. Total revenue for the six months ended June 30, 2001 includes this amortization and amortization of a $2.0 million milestone payment received from Roche in 2000 over the research and development term of the Roche agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total net research and development expenses were $19.8 million and $27.4 million for the six months ended June 30, 2000 and 2001, respectively. Gross research and development expenses excluding non-cash compensation charges increased from $13.2 million during the six months ended June 30, 2000 to $27.9 million during the six months ended June 30, 2001 because we:

o continued and expanded two Phase III clinical trials for T-20 which were initiated in late 2000, and

o increased the number of our personnel to support our clinical trial and manufacturing process development activities.

During the six months ended June 30, 2001 we also:

o  continued four Phase II clinical trials for T-20,

o  continued a Phase I clinical trial for T-1249, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

Non-cash compensation expense decreased from $6.6 million for the six months ended June 30, 2000 to $452,000 in expense reversal for the six months ended June 30, 2001 due to the effect that the higher market value of our stock at June 30, 2000 compared to the market value of our stock at June 30, 2001, had on the calculation of this expense under EITF 96-18 for non-employees. The expense reversal resulted because the cumulative expense under EITF 96-18 for non-employees was greater at December 31, 2000 than at June 30, 2001 because of the reduction in the market value of our stock during the first half of 2001. Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement, we and Roche shared the development costs incurred during the period from July 1, 1999 until June 30, 2001 for T-20 and T-1249 equally.

Total research personnel were 57 and 66 at June 30, 2000 and 2001, respectively. We expect research and development expenses, net of the reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o  continuation of the two Phase III clinical trials for T-20,

o preparation of materials for anticipated submission of a New Drug Application for T-20 to the US Food and Drug Administration following receipt of data from our Phase III clinical trials,

o  expanded clinical trials for T-20, T-1249 and other product candidates,

o  the manufacture of drug material for these trials,

o increased preclinical research and testing of potential product candidates, and

o  increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $10.5 million and $6.0 million for the six months ended June 30, 2000 and 2001, respectively. Expenses excluding non-cash compensation charges increased from $3.4 million for the six months ended June 30, 2000 to $4.9 for the six months ended June 30, 2001 because during the six months ended June 30, 2001 we:

o performed market research and pre-marketing activities with respect to T-20 which are shared equally with Roche,

o  added administrative personnel to support our growth, and

o  incurred increased professional fees to support our growth.

Non-cash compensation expense decreased from $7.0 million for the six months ended June 30, 2000 to $1.0 million for the six months ended June 30, 2001 due to the effect that the higher market value of our stock at June 30, 2000 compared to the market value of our stock at June 30, 2001, had on the calculation of this expense under EITF 96-18 for non-employees, and the fact that a former consultant became an employee during this period. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 to be shared equally with Roche.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income (expense) was $2.8 million and $2.5 million for the six months ended June 30, 2000 and 2001, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Liquidity and Capital Resources

   Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, a private placement of common stock in February 2000, and a private placement of common stock in May 2001. Net cash used by operating activities was $17.1 million and $32.5 million for the six months ended June 30, 2000 and 2001, respectively. The cash used by operating activities during the six months ended June 30, 2001 was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and increased for the six months ended June 30, 2001 because of increased research and development activities primarily related to the development of T-20 and T-1249. Cash used by investing activities was $35.2 million for the six months ended June 30, 2000. Cash provided by investing activities was $9.0 million for the six months ended June 30, 2001. The amount used for the six months ended June 30, 2000 resulted from the purchase of short-term investments, using the proceeds from our private placement of common stock in February 2000. The amount provided for the six months ended June 30, 2001 resulted from the net sale of short-term investments to fund our operations. Cash provided by financing activities for the six months ended June 30, 2000 was primarily the proceeds from our private placement of common stock in February 2000. Cash provided by financing activities for the six months ended June 30, 2001 was primarily the proceeds of our private placement of common stock in May 2001.

   As of June 30, 2001, we had $104.2 million in cash and cash equivalents and short-term-investments, compared to $93.4 million as of December 31, 2000. The increase is primarily a result of the closing of a private placement of common stock in May 2001, which resulted in net proceeds of approximately $43.4 million, less cash used by operating activities.

   In July 2000, we entered into a derivative transaction with a financial institution that provided for settlement by the sale of up to 300,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received $2.8 million in proceeds that were accounted for as an increase to additional paid-in capital in accordance with generally accepted accounting principles at the time of the transaction. Concurrently, we entered into a second derivative transaction with the same financial institution on shares of our common stock at no net premium to either party. These contracts expired unexercised during July 2001.

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

   As of June 30, 2001, we had commitments of approximately $7.5 million to purchase product candidate materials and fund various clinical studies over the next 11 months. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249. We also expect to have capital expenditures of approximately $1.5 million during the remainder of 2001 that will not be shared with Roche. These expenditures may be financed with capital or operating leases, debt or working capital. In May 2001, we closed a private placement of approximately 1.4 million shares of common stock at a price of $33.00 per share. The net proceeds of the offering were approximately $43.4 million after deducting applicable issuance costs and expenses. Barring unforeseen developments, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through the middle of 2002. We believe that substantial additional funds will be required after the middle of 2002.

   We will be required to obtain additional funds, which may be raised through equity or debt financings. Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. The public capital markets in which shares of our common stock are traded have been volatile and the general ability of companies to obtain additional financing has become more difficult thus far in 2001 compared to 2000. If and when we raise funds by selling equity, our stockholders' interest may be diluted. Any debt financings may contain restrictive terms that would limit our operating flexibility. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or product candidates. If adequate funds are not available through debt or equity financings, we may be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. This could have a material adverse effect on our business, financial condition or results of operations.

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

Accounting and Other Matters

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes standards for valuation and disclosure of derivative financial instruments and is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this statement on January 1, 2001 and it had no effect on the Company's financial statements.

   In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations be accounted for under the purchase method and prohibits use of the pooling-of-interests method. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill (and intangible assets with indefinite useful lives) no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be January 1, 2002. We do not expect the adoption of Statement No. 141 or Statement No. 142 to have a material impact on our financial statements.

Factors That May Affect Future Results and Financial Condition

Clinical Development

   The following discussion highlights certain aspects of our on-going and planned clinical development programs. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

   T-20

   We are developing T-20, our first drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-20 is currently in Phase III clinical trials. We currently expect to collect clinically relevant data from our Phase III trials during the first half of 2002, and, subject to the results of such trials, we currently expect to submit a New Drug Application to the FDA with respect to T-20 in the second half of 2002. Ongoing T-20 Clinical Trials

         Phase III -- T20-301. In June 2001, we completed enrollment of T20-301, a 48-week Phase III clinical trial in North America, Mexico, and Brazil, that will evaluate the safety and pharmacokinetics of T-20 in up to 525 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs, with a planned interim analysis at 24 weeks. In this trial, patients will be randomly assigned to receive an optimized background regimen of other anti-HIV drugs alone or in combination with twice daily subcutaneous injection delivering 90 mg of T-20 each. The background regimen will be optimized based on the genotype and phenotype of the patient's virus. T20-301 is ongoing and we expect data from this trial to be available during the first half of 2002.

         Phase III -- T20-302. In August 2001, we completed enrollment of T20-302, a 48-week Phase III clinical trial in Western Europe and Australia, with a planned interim analysis at 24 weeks. The protocol for T20-302 is substantially similar to T20-301 and will also involve up to 525 HIV-infected patients. T20-302 is ongoing and we expect data from this trial to be available during the first half of 2002.

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

         In T20-204, 12 pediatric patients were randomly assigned to two treatment groups to receive T-20 at different dosage levels in combination with a background regimen of other anti-HIV drugs. At eight weeks, this trial showed that T-20 was well tolerated by children and that children receiving the higher dose experienced a ten-fold reduction in viral load from baseline viral load. A ten-fold reduction in viral load from baseline viral load means that the number of copies of the HIV virus circulating in the patient's bloodstream was reduced by 90%, to one-tenth of the original number.

         T20-204 is ongoing and the next analysis of data is scheduled to occur based on 24-week data.

         Phase II -- T20-206. In June 1999, we initiated T20-206, a 48 week Phase II clinical trial for T-20 to assess the antiviral activity and long-term safety of T-20 when used in combination with other anti-HIV drugs. Patients in T20-206 were randomly separated into four treatment arms with the control arm receiving a potent background regimen consisting of abacavir, amprenavir, efavirenz, and ritonavir. The remaining three treatment arms are receiving various dosage levels of T-20 via twice daily subcutaneous injection along with the background regimen. T20-206 enrolled 71 HIV-infected individuals at several sites in the United States. At entry in the trial, all enrolled patients had prior exposure to NRTIs and PIs, but no prior exposure to NNRTIs.

         In February 2001, we presented 16 week interim data from T20-206. At 16 weeks, the median reduction of viral load in the patient's blood from the viral load at the beginning of the trial, commonly referred to as baseline viral load, for all patients across the three T-20 treatment groups was 99.9%, compared to a median reduction of 99.3% for the control arm.

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

          Phase I - T-1249-101

          In July 1999, we initiated T1249-101, a Phase I/II clinical trial designed to assess the safety and pharmacokinetics of T-1249. T1249-101 enrolled 72 HIV-infected individuals at several sites in the United States, with 61 patients completing the study. Four different daily doses of T-1249 were administered alone and not in combination with any other anti-HIV drugs for 14 days to HIV-infected adults by once or twice daily subcutaneous injection. Of the 72 patients entering the trial, nine withdrew before receiving T-1249 therapy, and two withdrew during the course of the therapy. For at least two weeks prior to entering the study, these patients had not received any other anti-HIV drugs. This trial protocol has been amended in order to evaluate further different daily doses of T-1249 by once daily subcutaneous injection and is ongoing.

         In February 2001, we announced interim data from T1249-101. Patients received T-1249 via once or twice daily subcutaneous injections alone and not in combination with any other anti-HIV drugs for 14 days at doses ranging from 6.25 mg per day to 50 mg per day. At entry into the trial, 98%, or 62 of 63, patients had a clinical history of exposure to a mean number of ten anti-HIV drugs. During the 14 day monotherapy treatment period, the median maximum reduction in viral load reduction from baseline at the beginning of the trial ranged from 0.1 log10 or 20.5% to 1.5 log10 or 96.8% across the treatment groups. Data suggest that T-1249 was well-tolerated over a 14-day period and there were dose-related decreases in HIV viral load.

Risk Factors

     Our business is subject to certain risks and uncertainties. Please read the "Risk Factors" and "Business" sections of our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, as amended on July 24, 2001, which highlight some of these risks. If any of these risks materialize, our business, financial condition and results of operations could be materially adversely affected.

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


     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at June 30, 2001. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, therefore we believe that the risk of material loss of principal due to changes in interest rates is minimal.

                                         Carrying     Average
                                          Amount      Interest
                                        (thousands)     Rate
                                        ----------      ----
Cash equivalents - fixed rate             $ 50,028      4.05 %
Short-term investments - fixed rate         52,324      4.91 %
Overnight cash investments - fixed rate      1,876      3.62 %
                                          --------      ----
Total investment securities               $104,228      4.47 %
                                          ========      ====

     In July 2000, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." These contracts expired unexercised during July 2001.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
-------  -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On May 10, 2001, we completed a private placement financing by issuing approximately 1.4 million shares of common stock at $33.00 per share to new and current stockholders for an aggregate offering price of approximately $46.1 million (less estimated offering costs, including placement agent fees, of approximately $2.7 million). Lehman Brothers, Inc. acted as placement agent for the shares issued in connection with the private placement financing. The registration statement on Form S-3 (File No. 333-31662) to register the resale of the common stock issued in this financing was filed on May 11, 2001, and the SEC declared this registration statement effective on July 24, 2001. An exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506.

         (d)      Use of Proceeds:
                  ---------------

                  Not applicable.

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         The following matters were voted upon at the Company's Annual Stockholders' Meeting held on June 27, 2001:

                                                    FOR            AGAINST       WITHHELD

         Election of the following Directors:
           Jeffrey M. Lipton                     12,174,343            N/A         31,390
           E. Gary Cook, Ph.D                    12,174,343            N/A         31,390

         Appointment of KPMG
           LLP as independent accountants for
           the year ended December 31, 2001      12,269,293         47,471          5,948

         Amendment to the Company's Amended
           and Restated Stock Incentive Plan      9,043,419      3,276,990          2,303


In addition, the terms of the following directors continued after the date of the meeting: Dani P. Bolognesi, Ph. D., Charles A. Sanders, M.D., and J. Richard Crout, M.D.

Item 5.  Other Information
-------  -----------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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



                                                    Trimeris, Inc.
                                                  -----------------
                                                    (Registrant)



August 13, 2001                               By:  /s/  DANI P. BOLOGNESI
---------------                                    -----------------------------
                                                   Dani P. Bolognesi
                                                   Chief Executive Officer,
                                                   and Chief Scientific Officer


August 13, 2001                                    /s/  ROBERT R. BONCZEK
---------------                                    --------------------------
                                                   Robert R. Bonczek
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

August 13, 2001                                    /s/  TIMOTHY J. CREECH
---------------                                    --------------------------
                                                   Timothy J. Creech
                                                   Director of Finance
                                                   and Secretary (Principal
                                                   Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Number            Description
------            -----------

10.1              Research Agreement between Trimeris, Inc., F. Hoffmann-
                  La Roche Ltd, and Hoffmann-La Roche, Inc. dated January 1, 2000 (portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission).

10.2 Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto (1).

(1) Filed as an exhibit to Trimeris' Current Report on Form 8-K filed on May 11, 2001.