Form 10-Q
period 2001-09-30
TRIMERIS INC
filed 2001-11-13
CIK 911326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

        -----------------------------------------------------------------

                         Commission File Number 0-23155

                                 TRIMERIS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             56-1808663
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               3518 Westgate Drive
                          Durham, North Carolina 27707
          (Address of principal executive offices, including zip code)
       Registrant's telephone number, including area code: (919) 419-6050


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

      The number of shares outstanding of the registrant's common stock as of November 12, 2001 was 17,396,299.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                  For the Nine Months Ended September 30, 2001

                                      INDEX

PART 1.        FINANCIAL INFORMATION                                                Page
------------------------------------                                                ----
Item 1.        Financial Statements
               --------------------

               Balance Sheets as of December 31, 2000 and
               September 30, 2001 (unaudited)                                          1


               Statements of Operations (unaudited) for the Three and Nine Months
               Ended September 30, 2001 and 2000 and Period From
               Inception (January 7, 1993) Through September 30, 2001                  2

               Statements of Cash Flows (unaudited) for the Nine Months Ended
               September 30, 2001 and 2000 and Period From
               Inception (January 7, 1993) Through September 30, 2001                  3

               Notes to Financial Statements (unaudited)                               4

Item 2.        Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
               and Results of Operations                                               7
               -------------------------

Item 3.        Quantitative and Qualitative Disclosures About Market Risk             17
               ----------------------------------------------------------

PART 2.        OTHER INFORMATION
--------------------------------

Item 1.        Legal Proceedings                                                      19
               -----------------

Item 2.        Changes in Securities and Use of Proceeds                              19
               -----------------------------------------

Item 3.        Defaults Upon Senior Securities                                        19
               -------------------------------

Item 4.        Submission of Matters to a Vote of Security Holders                    19
               ---------------------------------------------------

Item 5.        Other Information                                                      19
               -----------------

Item 6.        Exhibits and Reports on Form 8-K                                       19
               --------------------------------

Signature Page                                                                        20
--------------

Exhibit Index                                                                         21
-------------


                          PART 1. FINANCIAL INFORMATION
                          -----------------------------


Item 1.  Financial Statements
         --------------------



                               TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)




                                                                        December 31,     September 30,
                                                                            2000             2001
                                                                            ----             ----
                                                                                          (unaudited)

Assets
Current assets:
   Cash and cash equivalents                                            $    31,349       $   23,901
   Short-term investments                                                    62,025           66,394
   Accounts receivable                                                            4              311
   Prepaid expenses                                                             393              363
                                                                        -----------       ----------
     Total current assets                                                    93,771           90,969

Property, furniture and equipment, net                                        3,983            3,737
                                                                        -----------       ----------

Other assets:
   Patent costs, net                                                            924            1,243
   Equipment deposits                                                           255              227
                                                                        -----------       ----------
     Total other assets                                                       1,179            1,470
                                                                        -----------       ----------
     Total assets                                                       $    98,933       $   96,176
                                                                        ===========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                     $     3,476       $    2,840
   Accounts payable - Roche                                                   9,556            8,719
   Current installments of capital lease obligations                          1,174              999
   Accrued compensation                                                       1,359            2,045
   Deferred revenue - Roche                                                   1,304            1,304
   Accrued expenses                                                           2,904            3,297
                                                                        -----------       ----------
     Total current liabilities                                               19,773           19,204
Obligations under capital leases, excluding current installments              1,861            1,233
Deferred revenue - Roche                                                      3,920            2,942
                                                                        -----------       ----------
     Total liabilities                                                       25,554           23,379
                                                                        -----------       ----------
Commitments and contingencies
Stockholders' equity:

   Series A, B, C, and D preferred stock at $.001 par value
     per share, 10,000 shares authorized, zero
     shares issued and outstanding at December 31,
     2000 and September 30, 2001 (unaudited)                                     --               --
   Common Stock at $.001 par value per share, 60,000
     shares authorized, 15,863 and 17,395 shares issued
     and outstanding at December 31, 2000 and
     September 30, 2001 (unaudited)                                              16               17
   Additional paid-in capital                                               196,844          242,929
   Deficit accumulated during the development stage                        (122,154)        (167,363)
   Deferred compensation                                                     (1,394)          (3,028)
   Accumulated other comprehensive income                                        76              251
   Notes receivable from stockholders                                            (9)              (9)
                                                                        -----------       -----------
     Total stockholders' equity                                              73,379           72,797
                                                                        -----------       ----------
     Total liabilities and stockholders' equity                         $    98,933       $   96,176
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                                   Period
                                             Three Months               Nine Months            From Inception
                                          Ended September 30,       Ended September 30,       (January 3, 1993)
                                          -------------------       -------------------     through September 30,
                                          2000           2001           2000       2001             2001
                                          ----           ----           ----       ----             ----

Revenue                                 $    210       $     326    $     630   $     978        $     7,568
                                        --------       ---------    ---------   ---------        -----------

Operating expenses:
   Research and development:
     Non-cash compensation                   475          (1,690)       7,042      (2,142)             6,432
     Other research and
       development expense                 6,825          14,772       20,066      42,653            131,329
                                        --------       ---------    ---------   ---------        -----------
   Total research and
     development expense                   7,300          13,082       27,108      40,511            137,761
                                        --------       ---------    ---------   ---------        -----------
   General and administrative:
     Non-cash compensation                 1,158             421        8,202       1,468             11,805
     Other general and
       administrative expense              1,929           2,790        5,360       7,702             33,535
                                        --------       ---------    ---------   ---------        -----------
     Total general and
       administrative expense              3,087           3,211       13,562       9,170             45,340
                                        --------       ---------    ---------   ---------        -----------

     Total operating
       expenses                           10,387          16,293       40,670      49,681            183,101
                                        --------       ---------    ---------   ---------        -----------

Operating loss                           (10,177)        (15,967)     (40,040)    (48,703)          (175,533)
                                        ---------      ---------    ---------   ---------        -----------
Other income (expense):
   Interest income                         1,702           1,044        4,579       3,643             13,947
   Interest expense                          (54)            (48)        (165)       (149)            (1,597)
                                        ---------      ---------    ---------   ---------        -----------
                                           1,648             996        4,414       3,494             12,350
                                        --------       ---------    ---------   ---------        -----------

   Net loss before cumulative
     effect of change in
     accounting principle                 (8,529)        (14,971)     (35,626)    (45,209)          (163,183)
   Cumulative effect of change
     in accounting principle -
     implementation of SAB 101                --              --       (4,180)         --             (4,180)
                                        --------       ---------    ---------   ---------        -----------
   Net loss                             $ (8,529)      $ (14,971)   $ (39,806)  $ (45,209)       $  (167,363)
                                         ========      =========    =========   =========        ===========

Basic and diluted net loss per share:
   Before cumulative effect of
     accounting change                  $  (0.54)      $  (0.86)    $   (2.32)  $   (2.71)
   Accounting change                          --             --         (0.27)         --
                                        --------       --------     ---------   ---------
Basic and diluted  net loss per
   share                                   (0.54)      $   (0.86)   $   (2.59)  $   (2.71)
                                        ========       =========    =========   =========

Weighted average
   shares used in per share
   computations                           15,653          17,386       15,356      16,691
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                          Period
                                                                           Nine Months Ended          From Inception
                                                                             September 30,           (January 7, 1993)
                                                                        ---------------------      through September 30,
                                                                        2000             2001              2001
                                                                        ----             ----              ----
Cash flows from operating activities:
   Net loss                                                          $ (39,806)       $ (45,209)       $  (167,363)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation                                                          940            1,407              6,359
     Other amortization                                                     10               12                121
     Amortization of deferred revenue - Roche                             (630)            (978)            (1,934)
     Non-cash compensation expense                                      15,244             (674)            18,237
     401(K) plan stock match                                                 -                -                914
     Provision for equipment held for resale                                 -                -                 61
     Stock issued for consulting services                                    -                -                  5
     Stock issued to repay interest on notes to stockholders                 -                -                195
     Debt issued for research and development                                -                -                194
     Cumulative effect of change in accounting principle                 4,180                -              4,180
     Loss on disposal of property and equipment                              -                -                 16
   Changes in operating assets and liabilities:
       Accounts receivable                                                  16             (307)              (311)
       Accounts receivable - Roche                                         144                -                  -
       Prepaid expenses                                                     33               30               (363)
       Other assets                                                        (48)              28               (227)
       Accounts payable                                                 (4,075)            (636)             2,840
       Accounts payable - Roche                                          1,314             (837)             8,719
       Accrued compensation                                                623              686              2,045
       Accrued expenses                                                   (455)             393              3,207
       Deferred revenue - Roche                                              -                -              2,000
                                                                       -------        ---------           --------
         Net cash used by operating activities                         (22,510)         (46,085)          (121,105)
                                                                       --------       ---------           --------
Cash flows from investing activities:
   Sales (purchases) of short-term investments                         (24,641)          (4,194)           (66,143)
   Purchases of property and equipment                                    (952)          (1,161)            (3,381)
   Equipment held for resale                                                 -                -                (61)
   Organization costs                                                        -                -                 (8)
   Patent costs                                                           (267)            (331)            (1,302)
                                                                       --------       ---------           --------
     Net cash used by investing activities                             (25,860)          (5,686)           (70,895)
                                                                       -------        ---------           --------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                   -                -              6,150
   Lease costs                                                               -                -                (13)
   Principal payments under capital lease obligations                     (619)            (803)            (4,499)
   Proceeds from issuance of Common Stock                               66,570           43,385            175,679
   Proceeds from issuance of Preferred Stock                                 -                -             23,896
   Proceeds from sale of options                                         2,796              344              3,140
   Proceeds from exercise of stock options                               1,939            1,200              4,883
   Proceeds from employee stock purchase plan exercise                     192              197              1,006
   Repayment of notes receivable from stockholders                          80                -                259
   Warrant issuance                                                          -                -              5,400
                                                                       -------        ---------           --------
         Net cash provided by financing activities                      70,958           44,323            215,901
                                                                       -------        ---------           --------
Net increase (decrease) in cash and cash equivalents                    22,588           (7,448)            23,901
Cash and cash equivalents, beginning of period                          37,023           31,349                  -
                                                                       -------        ---------           --------
Cash and cash equivalents, end of period                               $59,611        $  23,901           $ 23,901
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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   BASIC NET INCOME (LOSS) PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At September 30, 2001, there were 2,076,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding. At September 30, 2000, there were 1,719,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3.   STATEMENTS OF CASH FLOWS

     Interest of approximately $165,000 and $149,000 was paid during the nine months ended September 30, 2000 and 2001, respectively. Capital leases of $1,123,000 and $0 were incurred for the nine months ended September 30, 2000 and 2001, respectively for the purchase of new furniture and equipment.

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

     In September 2001, the Company entered into derivative transactions with a financial institution that may be settled by selling up to 107,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company's stock at the inception of the transaction. The Company received approximately $344,000 in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, "Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intends to settle the contracts by issuing shares. All of these derivative transactions expire or mature in September 2002.

     Other significant changes in additional paid-in capital during the nine months ended September 30, 2001 were $2.4 million debited to additional paid-in capital related to expense reversal of non-cash compensation charges, and $3.3 million credited to additional paid-in capital related to deferred compensation recorded for a former consultant who became an employee.

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

6.   COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company's available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($45,034,000) for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, comprehensive loss is equal to the Company's net loss.

Item 2.  Management's Discussion and Analysis of Financial Condition  and
         -----------------------------------------------------------------
         Results of Operations
         ---------------------

     This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001, as amended on July 24, 2001. These factors include, but are not limited to: that we are a development stage company that has sustained losses since our inception, and expect our losses to continue and that we may never develop any drugs that achieve commercial viability; that if we cannot raise additional funds in the future, our ability to develop our drug candidates will suffer; that any additional financing we obtain may dilute our stockholders, restrict our operating flexibility, or result in a transfer of rights to our technologies or drug candidates; that if we are unable to commercialize T-20, our lead drug candidate, our business will be materially harmed; that if our clinical trials are delayed or achieve unfavorable results, we may never obtain regulatory approval for our drugs or generate any revenue; that if sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis or we cannot obtain the appropriate quantities of raw materials to manufacture our drug candidates, our financial condition and results of operations will be materially and adversely affected; that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected; that if we cannot maintain commercial manufacturing agreements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected; that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates; that even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities; that the HIV virus is likely to develop resistance to some of our drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position; that our stock price is highly volatile and you may not be able to sell our shares at or above the price you paid to acquire our shares; that we depend on patents and proprietary rights, which may offer only limited protection against infringement, and if we are unable to protect these rights, our assets and business could be materially harmed; that we are subject to extensive and complex government regulation, including regulation by the FDA, which can entail significant costs and could delay, limit or prevent commercialization of our drug candidates; that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer; that our drugs may not achieve market acceptance; that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations; that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation; that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage; that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock; that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer; and future sales of common stock by our existing stockholders or key management could adversely affect our stock price. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this Form 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

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

     We have lost money since inception and, as of September 30, 2001, had an accumulated deficit of approximately $167.4 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and a milestone payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

     Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses for the foreseeable future and expect losses to increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

o    the status of our research and development activities,

o the results of product candidate discovery and development efforts, including preclinical testing and clinical trials,

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

     As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or our collaborative partner's ability to successfully develop and obtain regulatory approval for T-20 or T-1249 or other product candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

REVENUE. Total revenue increased from $210,000 for the three months ended September 30, 2000 to $326,000 for the three months ended September 30, 2001. Total revenue for the three months ended September 30, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, over the research and development term of the agreement. Total revenue for the three months ended September 30, 2001 includes this amortization and amortization of a $2.0 million milestone payment received from Roche in 2000 over the research and development term of the Roche agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $7.3 million and $13.1 million for the three months ended September 30, 2000 and 2001, respectively. Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until September 30, 2001 for T-20 and T-1249. Total research and development expenses excluding non-cash compensation charges increased from $6.8 million during the three months ended September 30, 2000 to $14.8 million during the three months ended September 30, 2001 primarily because we:

o continued two Phase III clinical trials for T-20 which were initiated in late 2000,

o increased the number of our personnel to support our clinical trial and manufacturing process development activities,

o    continued four Phase II clinical trials for T-20,

o    continued a Phase I/II clinical trial for T-1249, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials.

Non-cash compensation changed from $475,000 in expense for the three months ended September 30, 2000 to $1.7 million in expense reversal for the three months ended September 30, 2001 due to the effect that the higher market value of our stock at September 30, 2000 compared to the market value of our stock at September 30, 2001, had on the calculation of this expense under Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock options previously granted to non-employees. The expense reversal resulted because the cumulative expense under EITF 96-18 for stock options previously granted to non-employees was greater at December 31, 2000 than at September 30, 2001 because of the reduction in the market value of our stock during the first nine months of 2001.

Total research personnel were 60 and 64 at September 30, 2000 and 2001, respectively. We expect research and development expenses, net of reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o    continuation of two Phase III clinical trials for T-20,

o preparation of materials for an anticipated submission of a New Drug Application for T-20 to the United States Food and Drug Administration following receipt of data from our Phase III clinical trials,

o    expanded clinical trials for T-20, T-1249 and other product candidates,

o    the manufacture of drug material for these trials,

o increased preclinical research and testing of potential product candidates, and

o    increased number of personnel to support these activities.


GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $3.1 million and $3.2 million for the three months ended September 30, 2000 and 2001, respectively. Expenses excluding non-cash compensation charges increased from $1.9 million for the three months ended September 30, 2000 to $2.8 million for the three months ended in September 30, 2001 because during the three months ended September 30, 2001, we:

o performed market research and conducted pre-marketing activities with respect to T-20 which we shared equally with Roche,

o    added administrative personnel to support our growth, and

o    incurred increased professional fees to support our growth.

Non-cash compensation expense decreased from $1.2 million for the three months ended September 30, 2000 to $421,000 for the three months ended September 30, 2001 due to the effect that the higher market value of our stock at September 30, 2000 compared to the market value of our stock at September 30, 2001, had on the calculation of this expense under EITF 96-18 for stock options previously granted to non-employees. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 to be shared equally with Roche.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income (expense) was $1.6 and $1.0 million for the three months ended September 30, 2000 and 2001, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the three months ended September 30, 2001 compared to the three months ended September 30, 2000. We expect yields on our investment portfolio to continue to decrease in the future based on the current short-term interest rate environment.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

REVENUE. Total revenue increased from $630,000 for the nine months ended September 30, 2000 to $978,000 for the nine months ended September 30, 2001. Total revenue for the nine months ended September 30, 2000 represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, over the research and development term of the agreement. Total revenue for the nine months ended September 30, 2001 includes this amortization and amortization of a $2.0 million milestone payment received from Roche in 2000 over the research and development term of the Roche agreement.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $27.1 million and $40.5 million for the nine months ended September 30, 2000 and 2001, respectively. Total research and development expenses include gross research and development expenses less Roche's share of development costs for T-20 and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until September 30, 2001 for T-20 and T-1249. Total research and development expenses excluding non-cash compensation charges increased from $20.1 million during the nine months ended September 30, 2000 to $42.7 million during the nine months ended September 30, 2001 because we:

o continued two Phase III clinical trials for T-20 which were initiated in late 2000,

o increased the number of our personnel to support our clinical trial and manufacturing process development activities,

o    continued four Phase II clinical trials for T-20,

o    continued a Phase I/II clinical trial for T-1249, and

o continued manufacturing process development and purchase of drug material from third party manufacturers to supply ongoing and future clinical trials.

Non-cash compensation expense decreased from $7.0 million in expense for the nine months ended September 30, 2000 to $2.1 million in expense reversal for the nine months ended September 30, 2001 due to the effect that the higher market value of our stock at September 30, 2000 compared to the market value of our stock at September 30, 2001, had on the calculation of this expense under EITF 96-18 for stock options previously granted to non-employees. The expense reversal resulted because the cumulative expense under EITF 96-18 for stock options previously granted to non-employees was greater at December 31, 2000 than at September 30, 2001 because of the reduction in the market value of our stock during the first nine months of 2001.

Total research personnel were 60 and 64 at September 30, 2000 and 2001, respectively. We expect research and development expenses, net of the reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

o    continuation of two Phase III clinical trials for T-20,

o preparation of materials for an anticipated submission of a New Drug Application for T-20 to the United States Food and Drug Administration following receipt of data from our Phase III clinical trials,

o    expanded clinical trials for T-20, T-1249 and other product candidates,

o    the manufacture of drug material for these trials,

o increased preclinical research and testing of potential product candidates, and

o    increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $13.6 million and $9.2 million for the nine months ended September 30, 2000 and 2001, respectively. Expenses excluding non-cash compensation charges increased from $5.4 million for the nine months ended September 30, 2000 to $7.7 for the nine months ended September 30, 2001 because during the nine months ended September 30, 2001 we:

o initiated several market research studies and conducted pre-marketing activities with respect to T-20 which we shared equally with Roche,

o    added administrative personnel to support our growth, and

o    incurred increased professional fees to support our growth.

Non-cash compensation expense decreased from $8.2 million for the nine months ended September 30, 2000 to $1.5 million for the nine months ended September 30, 2001 due to the effect that the higher market value of our stock at September 30, 2000 compared to the market value of our stock at September 30, 2001, had on the calculation of this expense under EITF 96-18 for stock options previously granted to non-employees, and the fact that a former consultant became an employee during this period. We expect administrative expenses to increase in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 to be shared equally with Roche.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income (expense) was $4.4 million and $3.5 million for the nine months ended September 30, 2000 and 2001, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. We expect yields on our investment portfolio to continue to decrease in the future based on the current short-term interest rate environment.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, a private placement of common stock in February 2000, and a private placement of common stock in May 2001. Net cash used by operating activities was $22.5 million and $46.1 million for the nine months ended September 30, 2000 and 2001, respectively. The cash used by operating activities during the nine months ended September 30, 2001 was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and increased for the nine months ended September 30, 2001 over the same period in 2000 because of increased research and development activities primarily related to the development of T-20 and T-1249. Cash used by investing activities was $25.9 million for the nine months ended September 30, 2000. Cash used by investing activities was $5.7 million for the nine months ended September 30, 2001. The amount used for the nine months ended September 30, 2000 resulted from the purchase of short-term investments, using the proceeds from our private placement of common stock in February 2000. The amount used for the nine months ended September 30, 2001 resulted from the net purchase of short-term investments, using the proceeds from our private placement of common stock in May 2001. Cash provided by financing activities for the nine months ended September 30, 2000, was $71.0 million. Cash provided by financing activities for the nine months ended September 30, 2001 was $44.3 million. Cash provided by financing activities for the nine months ended September 30, 2000 was primarily the proceeds from our private placement of common stock in February 2000. Cash provided by financing activities for the nine months ended September 30, 2001 was primarily the proceeds of our private placement of common stock in May 2001.

     As of September 30, 2001, we had $90.3 million in cash and cash equivalents and short-term-investments, compared to $93.4 million as of December 31, 2000. The decrease is primarily a result of the cash used by operating activities, offset by the closing of a private placement of common stock in May 2001, which resulted in net proceeds of approximately $43.4 million.

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

   In September 2001, we entered into derivative transactions with a financial institution that may be settled by selling up to 107,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received approximately $344,000 in proceeds that were accounted for as an increase to additional paid-in capital in accordance with generally accepted accounting principles at the time of the transaction. Alternatively, we have the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. We intend to settle the contracts by issuing shares. All of these derivative transactions expire or mature in September 2002. The financial institution has advised us that it has engaged and may continue to engage in transactions, including the buying and selling of shares of our common stock, to offset its risks related to these transactions, which may or may not affect the market price of our stock.

     We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for T-20 and T-1249 for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our product candidate and compound discovery and development efforts, including:

o expenditures for clinical trials of T-20, T-1249 and other product candidates,

o research and development and preclinical testing of other product candidates,

o    manufacture of drug material, and

o    the development of our proprietary technology platform.

     As of September 30, 2001, we had commitments of approximately $5.7 million to purchase product candidate materials and fund various clinical studies over the next 10 months. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249 in the United States and Canada. We also expect to have capital expenditures of approximately $500,000 during the remainder of 2001 that will not be shared with Roche. These expenditures may be financed with capital or operating leases, debt or working capital.

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

     We will be required to raise additional funds, which may be raised through equity or debt financings. Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. The public capital markets in which shares of our common stock are traded have been volatile and the general ability of companies to obtain additional financing has become more difficult thus far in 2001 compared to 2000. This difficulty has been compounded by the terrorist events of September 11, 2001, the threat of similar events, and the effect this has had on the availability of capital to small biotechnology companies such as Trimeris. If and when we raise funds by selling equity, our stockholders' interest may be diluted. Any debt financings may contain restrictive terms that would limit our operating flexibility. Additionally or alternatively, we may have to attempt to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or product candidates. If adequate funds are not available through debt or equity financings, we may be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. This could have a material adverse effect on our business, financial condition or results of operations.

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

     Ongoing T-20 Clinical Trials

     Phase III -- T20-301. In June 2001, we completed enrollment of T20-301, a 48-week Phase III clinical trial in North America, Mexico, and Brazil, that will evaluate the activity, safety, and pharmacokinetics of T-20 in approximately 500 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs, with a planned interim analysis at 24 weeks. In this trial, patients will be randomly assigned to receive an optimized background regimen of other anti-HIV drugs alone or in combination with twice daily subcutaneous injection delivering 90 mg of T-20 each. The background regimen will be optimized based on the genotype and phenotype of the patient's virus. T20-301 is ongoing and we expect data from this trial to be available during the first half of 2002.

          Phase III -- T20-302. In August 2001, we completed enrollment of T20-302, a 48-week Phase III clinical trial in Western Europe and Australia, with a planned interim analysis at 24 weeks. The protocol for T20-302 is substantially similar to T20-301 and will also involve approximately 500 HIV-infected patients. T20-302 is ongoing and we expect data from this trial to be available during the first half of 2002.

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

T20-206 enrolled 71 HIV-infected individuals at several sites in the United States. At entry in the trial, all enrolled patients had prior exposure to nucleoside reverse transcriptase inhibitors, or NRTIs, and protease inhibitors, or PIs, but no prior exposure to non- nucleoside reverse transcriptase inhibitors, or NNRTIs.

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

         At 48 weeks, 41 of the 71 patients were evaluated. No patients discontinued this trial due to T-20 related toxicity, but 14 patients discontinued this trial due to a virologic failure, or HIV viral load less than -0.5 log10 from baseline at the beginning of the trial. At 48 weeks, 23 of 41 patients or 56% exhibited a decrease in HIV viral load of more than 1.0 log10 or less than 400 copies/ml, and 16 of 41 patients or 39% had an HIV viral load below 400 copies/ml.

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

         The trial is being conducted in two parts and has enrolled 12 pediatric patients ages three to 12. The first part, week one, examined safety parameters to establish a well-tolerated pediatric dose that provides target concentrations of T-20 in the blood. The second part, conducted over a twenty-four week period, evaluates the safety and tolerability of T-20 via twice daily subcutaneous injections in combination with a background regimen of other anti-HIV drugs selected for each particular patient based on the patient's prior treatment history. Within seven days of dosing with T-20 as an addition to an inactive anti-HIV therapy, patients in the highest dose group had an average reduction in HIV viral load of approximately 10 fold from baseline at the beginning of the trial. At eight weeks, three of four patients in the lowest dose group and six of seven patients in the highest dose group continued to maintain a similar reduction in HIV viral load from baseline at the beginning of the trial. Data at the 12 week interim analysis suggest that short-term subcutaneous dosing of T-20 is well tolerated in pediatric patients.

         Of the 12 patients enrolled in the trial, one patient withdrew due to an aversion to the method of administration of T-20 via subcutaneous injection. T20-204 is ongoing and the next analysis of data is scheduled to occur based on 24-week data.

         Other Ongoing Trials of T-20

         T20-208. In March 2000, we initiated T20-208, a Phase II clinical trial for T-20 that evaluates alternative formulations of T-20, which could lead to a simpler dosing regimen. The trial enrolled 46 patients, and evaluates two new formulations of T-20 compared to the formulation presently used in other ongoing clinical trials initiated prior to T20-208. All three formulations are given as twice daily subcutaneous injections in combination with oral anti-HIV drugs selected for each patient on an individualized basis. From this trial, an interim analysis of the highest dose group indicated that a patient received a delivered dose of 90mg per dose. We designed our Phase III protocols to reflect this information from T20-208. T20-208 is ongoing and we expect to complete the collection of clinically relevant data from this trial in 2001.

         T20-210. In June 2001, we initiated T20-210, a Phase II clinical trial for T-20 that provides T-20 to patients who completed our T1249-101 trial. The trial is designed to enroll up to 52 patients and will evaluate the safety of T-20 in patients who previously received T-1249 in the T-1249-101 trial. In T20-210, 90 mg of T-20 is administered via twice daily subcutaneous injections plus a background regimen selected by the physician. T20-210 is ongoing and we expect to collect clinically relevant data from the trial prior to submission of the New Drug Application to the FDA.

         Future T-20 Clinical Trials

         We expect to initiate Phase IIIb trials during 2002.

     T-1249

     We are also developing T-1249, our second drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-1249 is currently in a Phase I/II clinical trial.

         Phase I/II - T1249-101

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

         Future T-1249 Clinical Trials

         We expect to initiate additional Phase I/II trials and Phase II trials in 2002.

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

     The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at September 30, 2001. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, therefore we believe that the risk of material loss of principal due to changes in interest rates is minimal.

                                               Carrying          Average Annual
                                                Amount              Interest
                                              (thousands)             Rate

Cash equivalents - fixed rate                $    15,219               3.36%
Short-term investments - fixed rate               66,394               3.64%
Overnight cash investments - fixed rate            8,682               2.50%
                                             -----------           --------
Total investment securities                  $    90,295               3.48%
                                             ===========           ========

     In July 2000, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." These contracts expired unexercised during July 2001.

     In September 2001, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." These contracts expire or mature in September 2002.

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

         None

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

              None

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



November 13, 2001                   By:  /s/  DANI P. BOLOGNESI
-----------------                        ---------------------------
                                         Dani P. Bolognesi
                                         Chief Executive Officer,
                                         and Chief Scientific Officer


November 13, 2001                        /s/  ROBERT R. BONCZEK
-----------------                        --------------------------
                                         Robert R. Bonczek
                                         Chief Financial Officer (Principal
                                         Financial Officer)

November 13, 2001                        /s/  TIMOTHY J. CREECH
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

10.1                     Form of Equity Option Confirmation for Call Transaction