Form 10-K
period 2001-12-31
TRIMERIS INC
filed 2002-03-25
CIK 911326

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 22, 2002 was approximately $825,278,000 (based on the last sale price of such stock as reported by the Nasdaq National Market System on March 22, 2002):

       The number of shares of the registrant's Common Stock outstanding as of March 25, 2002 was 18,698,792

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

                                TRIMERIS, INC.

                            FORM 10-K ANNUAL REPORT

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               Table of Contents

Item Number                                                                                 Page
-----------                                                                                 ----

PART I.
-------

Item 1.        Business                                                                       1
               --------

Item 2.        Properties                                                                     32
               ----------

Item 3.        Legal Proceedings                                                              32
               -----------------

Item 4.        Submission of  Matters to a Vote of Security Holders                           32
               ----------------------------------------------------

PART II.
--------

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters          33
               ---------------------------------------------------------------------

Item 6.        Selected Financial Data                                                        34
               -----------------------

Item 7.        Management's Discussion and Analysis of Financial Condition and
               ----------------------------------------------------------------
               Results of Operations                                                          36
               ---------------------

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                     45
               ----------------------------------------------------------

Item 8.        Financial Statements and Supplementary Data                                    45
               -------------------------------------------

Item 9.        Changes in and Disagreements With Accountants on Accounting
               ------------------------------------------------------------
               and Financial Disclosure                                                       45
               ------------------------

PART III.
---------

Item 10.       Directors and Executive Officers of the Registrant                             46
               --------------------------------------------------

Item 11.       Executive Compensation                                                         46
               ----------------------

Item 12.       Security Ownership of Certain Beneficial Owners and Management                 46
               --------------------------------------------------------------

Item 13.       Certain Relationships and Related Transactions                                 46
               ----------------------------------------------

PART IV.
--------

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K               47
               ----------------------------------------------------------------

Signature Page                                                                               II-1
--------------

Exhibit Index                                                                                II-2
-------------

                                     PART I.
                                     -------
Item 1.  BUSINESS
         --------

         Statements in this Annual Report on Form 10-K that are not historical fact are forward-looking statements. These forward-looking statements include statements regarding Trimeris, Inc.'s expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of this Annual Report on Form 10-K. Many of these factors are beyond our control and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the "Risk Factors" section in this Annual Report on Form 10-K for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

                                TRIMERIS OVERVIEW

         We are engaged in the discovery and development of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to and penetrate host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, our drug candidates under development offer a novel mechanism of action with the potential to treat a variety of medically important viral diseases.

         We are a development stage company that has sustained operating losses since our inception, and we expect these losses to continue. As of December 31, 2001, our accumulated deficit since beginning our operations in January 1993, was approximately $188.9 million. We have invested a significant portion of our time and financial resources in the development of T-20, our lead drug candidate. If we are unable to commercialize T-20, our business will be significantly harmed. In addition, we are engaged in segments of the biopharmaceutical industry that are intensely competitive and change rapidly.

OUR DRUG CANDIDATES

         Our most advanced drug candidates, T-20 and T-1249, are for the treatment of human immunodeficiency virus--type I, or HIV. T-20 is our first generation fusion inhibitor which prevents HIV from entering and infecting cells. T-1249 is our second generation fusion inhibitor for the HIV virus. T-1249 is in an earlier stage of development than T-20 but is part of the same class of drug treatments, fusion inhibitors. The history of HIV treatment has demonstrated that the existence of multiple drugs within a drug treatment class allows for a variety of drug combinations and may help improve patient treatment. We believe that multiple types of anti-HIV fusion inhibitors may enhance HIV therapy by providing an even broader range of treatment options than a single fusion inhibitor would allow.

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

     . Phase I clinical trials involve giving an investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with a targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety. This includes testing for dose tolerance and analyzing how the drug behaves in the body, including analyzing absorption, metabolism, excretion, clinical pharmacokinetics, or the amount of drug present in a patient's bloodstream, and biodistribution, or how a drug is distributed in tissues and organs.

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

          T-20. To date, we have tested or are testing T-20 in more than 1,000 patients, with the longest duration of treatment exceeding approximately three years. These studies suggest that T-20 is well-tolerated and has potent antiviral activity, as demonstrated in the TRI-003 trial by a maximum reduction of approximately 40-fold in the number of copies of the HIV virus present in the patient's bloodstream after 14 days of dosing with T-20. A 40-fold reduction means that the number of copies of the HIV virus circulating in the patient's bloodstream was reduced by 97.5%, or to 2.5% of the original number. The most common adverse event reported in our clinical trials of T-20 has been mild to moderate local skin irritations at the site of injection, or injection site reactions.

         We currently have two ongoing Phase III clinical trials, T20-301 and T20-302, evaluating T-20, for which we have not yet collected clinically relevant data. We have reported data from two Phase I/II clinical trials and four Phase II trials for T-20. We also have two Phase II trials and two Phase III trials ongoing for which we do not currently plan to present clinical data, and one Phase I/II trial ongoing that we currently have no specific plans to present clinical data. We plan to commence additional Phase II and/or Phase IIIb/IV trials for T-20 throughout 2002. T-20 has received "fast track" designation by the FDA for the treatment of HIV. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease, and this designation is intended to expedite the drug development process.

         In February 2001, we presented 16 week interim data from T20-206, a 71 patient, dose comparison Phase II trial for T-20. Patients in T20-206 were randomly separated into four treatment groups, with the control group receiving a potent, or very strong, background regimen consisting of four different, currently-approved anti-HIV drugs--abacavir, amprenavir, efavirenz and ritonavir. The conventional approach to treating HIV, as represented by these four drugs, has been to lower viral loads, or the amount of HIV virus present in the bloodstream, by using drugs that inhibit the viral enzymes necessary for HIV to replicate. We designed T20-206 so that patients may receive these other currently approved drugs, in what is commonly referred to as a background regimen, in addition to T-20. The remaining three treatment groups are receiving various dosage levels of T-20 BID, or twice daily, by injection under the skin, or subcutaneous injections, along with the background regimen. The two highest T-20 dose groups received two injections twice daily, while the lowest T-20 dose group received one injection twice daily. At 16 weeks, the median reduction of viral load in the patient's blood from the viral load at the beginning of the trial, commonly referred to as baseline viral load, for all patients across the three T-20 treatment groups was 99.9%, compared to a median reduction of 99.3% for the control group.

         In February 2002, we presented 48-week data from T20-206. At 48 weeks, the median reduction of viral load from baseline viral load for the combined T-20 treatment groups was 99.4%. compared to a median reduction of 98.7% for the control group. At 48 weeks 55% of patients (28 of 51) in the combined T-20 treatment groups achieved viral load levels of less than 400 copies/milliliter compared to 37% of patients (7 of 19) in the control group. 47% of patients (24 of 51) in the combined T-20 treatment groups achieved viral load levels of less than 50 copies/milliliter compared to 37% of patients (7 of 19) in the control group. Average CD4+ T-cell count increased by 132 cells/microliter in the combined T-20 treatment groups compared to an increase of 90 cells/microliter in the control group. CD4+ T-cells are responsible for mounting a body's immune response against infection. An increase in CD4+ T-cells generally indicates an improvement in the body's immune system.

         In February 2002 we presented 48-week data from T20-208, a 46 patient formulation comparison study of T-20. Patients in T20-208 received T-20 given as twice daily subcutaneous injections in combination with oral anti-HIV drugs selected for each patient on an individualized basis. At 48 weeks, 50% of patients (23 of 46) achieved viral load levels of less than 400 copies/milliliter. In addition, 93 % of patients (43 of 46) completed 48 weeks of treatment with the simpler dosing regimen of one injection twice daily that is currently being used in our Phase III clinical trials, T20-301, T20-302, and T20-305.

         In December 2001, we presented 24-week data from T20-204, a 12 patient pediatric Phase I/II trial for T-20. In T20-204, 12 pediatric patients were randomly assigned to two treatment groups to receive T-20 at different dosage levels in combination with a background regimen of other anti-HIV drugs. At 24 weeks, this trial showed that T-20 was well-tolerated by children and that children receiving the highest dose experienced a ten-fold reduction in viral load from baseline viral load. A ten-fold reduction in viral load from baseline viral load means that the number of copies of the HIV virus circulating in the patient's bloodstream was reduced by 90%, to one-tenth of the original number.

         In June 2001, we completed enrolling patients in a multi-center Phase III clinical trial, T20-301, in North America, Mexico and Brazil. T20-301 is a 48 week study which enrolled approximately 500 HIV-infected patients with a planned interim analysis at 24 weeks. In this trial, patients are randomly assigned to receive either T-20 plus an optimized background regimen of anti-HIV drugs, or an optimized regimen of anti-HIV drugs without T-20. For each patient, the optimized regimen is a combination of other anti-HIV drugs individually determined for that patient based on the genotypic and phenotypic analysis of the HIV virus in that patient's blood. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. T-20 is being administered by twice daily injections under the skin, delivering 90 milligrams of T-20 each, using the formulation tested in our ongoing Phase II trial, T20-208. In T20-208, analysis of the highest dose group indicated that a patient received a delivered dose of 90 milligrams of T-20 per dose.

         In August 2001, we completed enrolling patients in T20-302, a multi-center Phase III clinical trial with a protocol, or trial design, similar to T20-301. This trial enrolled approximately 500 HIV-infected patients in Western Europe and Australia. Data from the 24-week interim analysis of these trials is currently expected to be available during the first half of 2002. Subject to analysis of data from the 24-week interim analysis of these trials, we currently expect to file an NDA for T-20 with the FDA during the second half of 2002.

         In November 2001, we announced with Roche the beginning of site selection and patient enrollment in the United States for T20-305, a safety study of T-20 in combination with oral anti-HIV drugs. We expect to conduct the study at various sites in North America, Europe, Brazil and Australia. This study is expected to enroll a total of 450 adults with high viral loads, defined as greater than 10,000 copies/milliliter, and low CD4+ T-cell counts, defined as less than 50 cells/microliter, around the world. This trial is currently underway and patient enrollment is in progress.

         We also have three rollover clinical trials, T20-210, T20-211, and T20-304, that allow participants in previous clinical trials to continue to receive T-20, and a Phase I/II clinical trial in pediatric patients, T20-310, ongiong. We currently do not have specific plans to present clinical data for these trials.

         T-1249. Our second generation fusion inhibitor for HIV is T-1249. T-1249 has demonstrated potent, or strong, HIV suppression in cell culture, commonly referred to as in vitro, and is highly active against a wide range of HIV strains in vitro, including strains resistant to T-20. HIV is prone to genetic mutations that produce strains of HIV that are resistant to currently-approved anti-HIV therapies. Resistance occurs because viruses make trillions of copies of themselves and some copies will contain mutations in their genetic material. Mutations that confer a selective advantage, such as drug resistance, will enable mutant viruses to replicate even in the presence of an active drug. As a result, these mutants, while initially found in low frequency, can become the predominant strain in an infected patient undergoing drug therapy and can be transmitted to other individuals. Generally, an HIV virus that is resistant to one drug within a drug treatment class is likely to become resistant to the entire drug treatment class, a phenomenon known as cross-resistance. Attempts to reestablish suppression of HIV viral load by substituting different anti-HIV combinations from the same drug treatment class often fail because of cross-resistance. Studies suggest that currently, 10% to 20% of newly-infected HIV patients are infected with a strain of HIV that is resistant to at least one currently-approved anti-HIV drug.

         Despite the fact that T-20 and T-1249 are members of the same class of fusion inhibitors and have a similar mechanism of action, T-1249 appears to have a different resistance profile than T-20, meaning that types of viruses that have demonstrated the ability to become resistant to T-20 have not demonstrated the ability to become resistant to T-1249 in laboratory experiments. In addition, T-1249 has enhanced pharmacokinetic properties compared to T-20, which means T-1249 is expected to remain at higher levels in the bloodstream over time compared to T-20. We believe that this should permit T-1249 to be administered only once daily. T-1249 has also received "fast track" designation by the FDA for the treatment of HIV.

         In February 2001, we presented interim data from T1249-101, an ongoing Phase I/II trial of T-1249 administered alone and not in combination with any other anti-HIV drugs. This trial evaluates the safety and preliminary antiviral activity of T-1249 in 72 HIV-infected adults, substantially all of whom had previously received other anti-HIV drugs. Data from this trial suggest that T-1249 was well-tolerated over the 14-day period and produced dose-related decreases in HIV viral load. As a result of this data, we have amended the trial design to continue this trial at increasing doses of T-1249.

         Analysis of this data also suggests that a daily dose of T-1249, and not prior anti-HIV treatment experience, was the only variable that was associated with the viral load reduction among treatment-experienced patients. The most common adverse event reported in T1249-101 has been mild to moderate local skin irritations at the site of injection, or injection site reactions. In addition, two serious adverse events were reported in this clinical trial. One patient experienced a hypersensitivity reaction and another patient exhibited a low white blood cell count, or neutropenia. We are unable to determine whether T-1249 caused some of these side effects because there were no patients in our trial for comparison who did not receive T-1249.

ROCHE AGREEMENT

         We have entered into an agreement with F. Hoffmann-La Roche Ltd, or Roche, to develop and market T-20 and T-1249 worldwide. Our agreement with Roche grants them an exclusive, worldwide license for T-20 and T-1249 and certain other compounds. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We will share development expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay us royalties on net sales of T-20 and T-1249 for a specified term. In addition, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which we have received $12 million as of December 31, 2001.

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

         We have transferred the manufacturing process for the amounts of T-20 required in our clinical trials to four third party contract manufacturers, including Roche. We have selected Roche's manufacturing facility in Boulder, Colorado to manufacture the quantities of bulk drug substance of T-20 we will need if we are successful in commercializing T-20, and we have selected Roche and another third party to produce the finished drug product from such bulk drug substance. We currently expect the validation batches, which are batches produced in the commercial scale manufacturing equipment that will be submitted to the FDA, of T-20 drug substance to be completed in mid-2002.

RESEARCH

         We are also currently using our platform technology to pursue research programs to develop fusion inhibitors that target respiratory syncytial virus, commonly known as RSV. In August 2001, we entered into a nonexclusive agreement with Array BioPharma, Inc. to collaborate to discover small molecule fusion inhibitors of HIV and RSV.

         Our principal executive office is located at 3518 Westgate Drive, Durham, North Carolina 27707, and our telephone number is (919) 419-6050. As used herein, "we," "us," "our," the "Company" and "Trimeris" refer to Trimeris, Inc.

                               BUSINESS AND MARKET

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

OVERVIEW OF HIV

         HIV is a fusogenic virus that currently affects approximately 940,000 people in North America and nearly 540,000 people in Western Europe. It is estimated currently that an additional 45,000 people are newly infected with HIV each year in the U.S. alone. HIV attacks a class of white blood cells known as CD4+ T-cells and macrophages that are responsible for mounting a body's immune response against infection. By infecting these cells, HIV progressively disables the immune system, resulting in opportunistic infections, neurological dysfunctions, malignancies, and death. The amount of HIV virus present in a patient's bloodstream has been shown to be related directly to the patient's prognosis: the higher the viral load, the more compromised the patient's immune system becomes and the more likely he is to succumb to progressive diseases. This progression into other diseases in its most advanced stage is known as AIDS. In treating HIV infection, it is critical to reduce the patient's viral load in order to prolong survival. While significant progress has been made in combating HIV, noncompliance with, and resistance to, current therapies have created a heightened demand for new HIV therapies that work by novel mechanisms of action, have unique resistance profiles, and have fewer side effects.

         The conventional approach to treating HIV has been to lower viral loads by using drugs to inhibit two of the viral enzymes that are necessary for the virus to replicate: reverse transcriptase, or RT, and protease. There are currently three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, and protease inhibitors, or PIs. We will refer to NRTIs and NNRTIs collectively as RTIs. There are thirteen FDA-approved RTIs, and seven FDA-approved PIs. Therapies based on certain combinations of RTIs and PIs have driven HIV viral loads in many patients for sustained periods to below amounts that are detectable by current diagnostic methods, commonly known as detectable levels. In 1999, deaths attributable to HIV infection were reduced to approximately 15,000 from 36,000 in 1998 due to improvements in treatment regimens. Because of the results achieved by the combined use of RTIs and PIs, total sales of approved RTIs and PIs exceeded $3.1 billion in 2001 in the United States.

CURRENT TREATMENT LIMITATIONS

         Despite the efficacy of these drugs, current HIV treatment continues to have limitations. These include toxic side effects, viral resistance to the drug, and complicated treatment regimens. Toxic side effects often occur when RTIs and PIs interact with cellular, rather than viral, enzymes and result in inhibition of normal cell functions in infected and uninfected cells. Because of these shortcomings, many HIV patients refuse to initiate therapy or refuse to adhere to the onerous therapeutic regimens. Current estimates suggest that only approximately one-third of people thought to be infected with HIV in the U.S., or only approximately 350,000 patients, are receiving anti-HIV drug therapy. In addition, an increasing number of patients on combination therapy are beginning to fail as the virus in their bloodstream acquires resistance to drugs included in combination therapy. Studies have shown that combination therapy fails to suppress viral load below detectable levels in a proportion of patients who begin therapy.

         Side Effects and Noncompliance. Data suggest that some HIV-infected patients refuse to commence or continue taking RTIs and PIs, either alone or in combination, because of side effects and difficult dosing regimens. Among those patients who attempt to adhere to regimens of combination therapy, the harsh side effects and difficult dosing regimens often cause some patients to miss doses or stop treatment for extended periods. Severe side effects commonly associated with currently-approved anti-HIV drugs include:

..   neurological disorders, including nightmares,

..   gastrointestinal disorders, such as diarrhea and nausea,

..   diabetes-like symptoms, and

..   abnormal redistribution of body fat and elevated cholesterol counts.

Dosing regimens that are common with many combination therapies of anti-HIV drugs can be onerous and can include:

..   up to 30 pills daily,  including  anti-HIV drugs and other  medications, at varying intervals  throughout the day,

..   specific dosing provisions such as taking pills with food or large volumes of liquid,

..   interrupting normal activities to take pills, and

..   inability to take other drugs at the same time because of adverse drug interactions.

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

HIV FUSION INHIBITORS

         We have pioneered the discovery and development of a new class of anti-HIV compounds that works by a novel mechanism of action. This new class, called fusion inhibitors, or FIs, prevents one of the crucial steps in viral entry from occurring by blocking the conformational rearrangement of HIV's fusogenic protein, gp41. T-20 is a first generation FI which prevents HIV from entering and infecting cells. T-1249 is a rationally designed second generation FI in an earlier stage of development.

         T-20 is a peptide that has been shown in clinical trials to cause a dose-dependent decrease in HIV viral load. To date, we have tested or are testing T-20 in more than 1,000 patients, with the longest duration of treatment exceeding approximately three years. These studies suggest that T-20 is well-tolerated and has potent antiviral activity. The most common adverse event reported has been mild to moderate injection site reactions. We currently have two ongoing Phase III clinical trials, T20-301 and T20-302, evaluating T-20, for which we have not yet collected clinically relevant data. We have reported data from two Phase I/II clinical trial and four Phase II trials for T-20. We also have two Phase II trials and two Phase III trials ongoing for which we do not currently plan to present clinical data, and one Phase I/II trial ongoing that we currently have no specific plans to present clinical data. We plan to commence additional clinical trials with respect to T-20 throughout 2002. T-20 has received "fast track" designation by the FDA for the treatment of HIV.

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

         T-20 CLINICAL DEVELOPMENT

         The following table lists in summary form the clinical trials we have undertaken to evaluate T-20:

                                               Number
                                                  of
 Trial                                         Patients      Enrollment       Data          Date
Number          Phase        Trial Design      Enrolled      Criteria      Reported      Reported            Purpose
------------- ----------- -------------------- ----------- -------------- ------------ ------------- -------------------------
TRI-001       Phase I/II  3 mg, 10 mg, 30 mg       17      HIV-infected        14-day          1997  Proof of concept;
                          or 100 mg BID via                                                          dose escalating
                          IV                                                                         monotherapy study
TRI-003       Phase II    12.5 mg, 25 mg, 50       78      Heavily             28-day        1/1999  Route of
                          mg, 100 mg via                   pretreated                                administration, dose
                          pump or 50 mg, 100                                                         comparison
                          mg BID
T20-204       Phase I/II  30 mg/m2-60 mg/m2        12      Ages 3-12,         12-week        1/2001  Safety, tolerability &
                          BID                              HIV-infected       24-week       12/2001  pharmacokinetics
T20-205       Phase II    50 mg BID plus           70      Heavily            16-week        9/1999  Rollover, chronic
                          background regimen               pretreated         32-week        1/2000  administration
                                                                              48-week        7/2000
T20-206       Phase II    50 mg, 75 mg or          71      NNRTI              16-week        2/2001  Randomized, dose
                          100 mg BID plus                  Naive, PI          48-week        2/2002  comparison
                          control regimen or               experienced
                          control regimen
                          only
T20-208       Phase II    50 mg carbonate          46      No anti-HIV        48-week        2/2002  Formulation
                          and 75 mg, or 100                restrictions                              comparison
                          mg carbonate, or
                          100 mg Tris
                          formulation BID

T20-210       Phase II    90 mg BID plus        In         Rollover for           Not      --        Safety
                          background regimen    Process    patients in      currently
                                                           T1249-101          planned
T20-211       Phase II    90 mg BID plus        In         Rollover for           Not      --        Safety
                          background            Process    patients in      currently
                          regimen                          previous           planned
                                                           T-20 trials
T20-301       Phase III   90 mg BID plus        Approx.    Experienced        24-week      Expected  Safety, efficacy &
                          background              500      with PIs,                       1st Half  pharmacokinetics
                          regimen, or                      NNRTIs and                          2002
                          background regimen               NRTIs
T20-302       Phase III   90 mg BID plus        Approx.    Experienced        24-week      Expected  Safety, efficacy &
                          background              500      with PIs,                       1st Half  pharmacokinetics
                          regimen, or                      NNRTIs and                          2002
                          background regimen               NRTIs
T20-304       Phase III   90 mg BID plus        In         Rollover for           Not      --        Safety
                          background regimen    Process    various          currently
                                                           pharmacological    planned
                                                           studies
T20-305       Phase III   90 mg BID plus        In         High viral             Not      --        Safety
                          background regimen    Process    load and low     currently
                                                           CD4+ T-cell        planned
                                                           count
T20-310       Phase III   BID dose determined   In         Ages 3-16, high         No      --        Safety, efficacy &
                          by body weight, plus  Process    viral load,       specific                pharmacokinetics
                          background regimen               treatment            plans
                                                           experienced
Various       Phase II    Various (drug-drug    In         Various            Various       Various  Safety &
*                         interaction,          Process                                              pharmacokinetics
                          pharmacology,
                          etc.)
------------- ----------- -------------------- ----------- -------------- ------------ ------------- -------------------------

     * Includes various small clinical trials managed by Trimeris, Roche and others to evaluate various drug-drug interactions and pharmacokinetic issues.

         Interim Data from T20-206 (16 weeks and 48 weeks), T20-204 (12 weeks and 24 weeks), T20-205 (48 weeks), and T20-208 (48 weeks)

         T20-206. In June 1999, we initiated T20-206, a 48 week Phase II clinical trial for T-20 to assess the antiviral activity and long-term safety of T-20 when used in combination with other anti-HIV drugs. The trial consists of four treatment groups:
         .     arm A who received only the background regimen of 300 mg of abacavir twice daily, 1200 mg of amprenavir twice daily, 200 mg of ritonavir twice daily, 600 mg of efavirenz once daily, and
         . arms B, C and D who received 50mg, 75mg, and 100 mg, respectively, of T-20 via twice daily subcutaneous injection in addition to the background regimen, with arm B receiving one injection twice daily and arms C and D receiving two injections twice daily.

T20-206 enrolled 71 HIV-infected individuals at several sites in the United States. At entry in the trial, all enrolled patients had prior exposure to NRTIs and PIs, but no prior exposure to NNRTIs.

         In February 2001, we announced 16 week interim data from T20-206. At week 16, the median maximum reduction in HIV viral load from the viral load at the beginning of the trial for all patients ranged from 2.16 log10 or 99.3% to
2.84 log10 or 99.9% across the T-20 treatment groups. The median maximum reduction in HIV viral load for patients with HIV viral loads greater than 20,000 copies/milliliter at the beginning of the trial was 2.64 log10 or 99.8% across the T-20 treatment groups versus 1.55 log10 or 97.2% for the control arm only. Data from 16 weeks suggest that T-20 is safe and active in combination with other anti-HIV therapy.

         In February 2002, we presented 48-week data from T20-206. At 48 weeks 55% of patients (28 of 51) in the combined T-20 treatment groups achieved viral load levels of less than 400 copies/milliliter compared to 37% of patients (7 of 19) for the control group. 47% of patients (24 of 51) in the combined T-20 treatment groups achieved viral load levels of less than 50 copies/milliliter compared to 37% (7 of 19) in the control group. Average CD4+ T-cell count increased by 132 cells/microliter in the combined T-20 treatment groups compared to an increase of 90 cells/microliter in the control group.

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

         In December 2001, we presented 24-week data from T20-204. At 24 weeks, this trial showed that T-20 was well-tolerated by children and that children receiving the highest dose of T-20 experienced a ten-fold reduction in viral load from baseline viral load.

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

         At 48 weeks, 41 of the 71 patients were evaluated. No patients discontinued this trial due to T-20 related toxicity, but 14 patients discontinued this trial due to a virologic failure, or HIV viral load decrease of less than 0.5 log10 from baseline at the beginning of the trial. At 48 weeks, 23 of 41 patients or 56 % exhibited a decrease in HIV viral load of more than
1.0 log10 or less than 400 copies/milliliter, and 16 of 41 patients or 39 % had an HIV viral load below 400 copies/milliliter.

         At 48 weeks, the patients continued to tolerate T-20. Data suggest that T-20 in combination with other anti-HIV drugs may contribute to a lasting and clinically relevant suppression of HIV in the blood in patients with extensive prior anti-HIV treatment.

         T20-208. In March 2000, we initiated T20-208, a Phase II clinical trial for T-20 that evaluates alternative formulations of T-20. The trial enrolled 46 patients, and evaluates two new formulations of T-20 compared to the formulation presently used in other ongoing clinical trials initiated prior to T20-208. All three formulations are given as twice daily subcutaneous injections in combination with oral anti-HIV drugs selected for each patient on an individualized basis. From this trial, an interim analysis of the highest dose group indicated that a patient received a delivered dose of 90 milligrams per dose. We designed our Phase III protocols to reflect this information from T20-208.

         In February 2002 we presented 48-week data from T20-208. At 48 weeks, 50% of patients (23 of 46) achieved viral load levels of less than 400 copies/milliliter. In addition, 93% of patients (43 of 46) completed a full year of treatment with the simpler one injection twice daily dosing regimen that is currently being used in our Phase III clinical trials, T20-301, T20-302, and T20-305.

         OTHER ONGOING TRIALS OF T-20

         T20-301. In June 2001, we completed enrolling patients in a multi-center Phase III clinical trial, T20-301, in North America, Mexico and Brazil. T20-301 is a 48 week study which enrolled approximately 500 HIV-infected patients with a planned interim analysis at 24 weeks. In this trial, patients are randomly assigned to receive either T-20 plus an optimized background regimen of anti-HIV drugs, or an optimized regimen of anti-HIV drugs without T-20. For each patient, the optimized regimen is a combination of other anti-HIV drugs individually determined for that patient based on the genotypic and phenotypic analysis of the HIV virus in that patient's blood. T-20 is being administered by twice daily injections under the skin, delivering 90 milligrams of T-20 each, using the formulation tested in our ongoing Phase II trial, T20-208. Data from the 24-week interim analysis of T20-301 is currently expected to be available during the first half of 2002.

         T20-302. In August 2001, we completed enrolling patients in T20-302, a multi-center Phase III clinical trial with a protocol, or trial design, similar to T20-301. This trial enrolled approximately 500 HIV-infected patients in Western Europe and Australia. Data from the 24-week interim analysis of T20-302 is currently expected to be available during the first half of 2002. Subject to analysis of data from the 24-week interim analysis of T20-301 and T20-302, we currently expect to file an NDA for T-20 with the FDA during the second half of 2002.

         T20-305. In November 2001, we announced with Roche the beginning of site selection and patient enrollment in the United States for T20-305, a safety study of T-20 in combination with oral anti-HIV drugs. We expect to conduct the study at various sites in North America, Europe, Brazil and Australia. This study is expected to enroll a total of approximately 450 adults with high viral loads, defined as greater than 10,000 copies/milliliter, and low CD4+ T-cell counts, defined as less than 50 cells/microliter, around the world. This trial is currently underway and patient enrollment is in progress.

         T20-310. T20-310 is a Phase I/II trial designed to evaluate long-term usage of T-20 in pediatric patients between the ages of 3 and 16. The trial is currently enrolling patients. We currently have no specific plans to present clinical data from this trial.

         Rollover Trials. We have several ongoing clinical trials that allow patients in previously completed clinical trials to continue receiving T-20 as long as they continue to receive clinical benefit. These trials are T20-210, T20-211, and T20-304. We currently have no plans to present clinical trial data on these trials.

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

         Resistance. We are examining T-20 resistance trough analysis of blood samples taken from patients throughout several ongoing clinical trials, and augmenting these analyses with additional laboratory studies. Early genotypic and phenotypic analysis from patient samples from the TRI-003 study where T-20 was given as monotherapy or in addition to an ineffective drug regimen in HIV infected patients revealed that emergence of resistance to T-20 is possible. Extension of these studies to samples from the T20-205 study, where T-20 was given in combination with other anti-HIV drugs that are believed to be active, has demonstrated that the resistance profile of T-20 does not overlap with the resistance profiles of currently-approved anti-HIV drugs targeting the viral enzymes reverse transcriptase and protease. Studies with HIV viruses recovered from patients in the T20-205 study have demonstrated that T-20 is active against HIV viruses with genetic resistance to all three classes of currently approved anti-HIV drugs. In addition, T-20 has demonstrated additive or synergistic antiviral activity in laboratory studies when combined with representative members of the currently approved classes of anti-HIV drugs.

         FUTURE T-20 CLINICAL TRIALS

         Throughout the remainder of 2002, we expect to initiate additional clinical trials in the U.S. and internationally.

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

         T-1249 binds to a region of the HIV gp41 surface protein that differs from, although overlaps the region bound to by T-20. Based on our knowledge of the structure of the gp41 protein, we designed T-1249, a 39 amino acid peptide, to bind more tightly to the gp41 protein, and included an amino acid sequence that we believe enhances the pharmacokinetic properties of the peptide. The pharmacokinetic properties of a drug relate to the level of a drug in the bloodstream. T-1249 has demonstrated favorable pharmacokinetics and potent HIV suppression in preclinical testing and is highly active against a wide range of HIV strains in vitro. Increased potency of T-1249 compared to T-20 may allow for lower drug quantities and less frequent dosing. The broad range of activity against many different strains of HIV in vitro, including those with genetic resistance to all three classes of currently approved anti-HIV drugs, and strains with decreased sensitivity to T-20, indicates that T-1249 may possess a resistance profile distinct from RTIs and PIs as well as T-20.

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

         In February 2001, we announced interim data from T1249-101. Patients received T-1249 via once or twice daily subcutaneous injections alone and not in combination with any other anti-HIV drugs for 14 days at doses ranging from 6.25 milligrams per day to 50 milligrams per day. At entry into the trial, 98%, or 62 of 63, patients had a clinical history of exposure to a mean number of ten anti-HIV drugs. At 14 days, the median maximum reduction in viral load reduction from baseline at the beginning of the trial ranged from 0.1 log10 or 20.5% to
1.5 log10 or 96.8% across the treatment groups. Data suggest that T-1249 was well-tolerated over a 14-day period and there were dose-related decreases in HIV viral load. Analysis of this data also suggests that a daily dose of T-1249, and not prior anti-HIV treatment experience, was the only variable that was associated with the viral load reduction among treatment-experienced patients.

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

RESEARCH PROGRAMS

VIRAL FUSION INHIBITOR PROGRAMS.

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

..        Respiratory Syncytial Virus.  RSV causes pediatric bronchiolitis and pneumonia. In addition, RSV affects the elderly and immune-compromised individuals and is also thought to be a co-factor in increasing the frequency of inner ear infections in children. We have identified a series of peptide RSV fusion inhibitors and small molecules that may be effective in preventing or treating RSV infection. The anti-RSV peptides have shown potent, specific and selective inhibition of RSV infection in preclinical animal model testing. The anti-RSV small molecules have exhibited potent activity against RSV in laboratory tests. In addition, we have developed proprietary molecular screens, which will enable us to search for additional small molecule fusion inhibitors that are active against RSV

ROCHE RESEARCH AGREEMENT

         We have entered into a research agreement with Roche to discover, develop and commercialize anti-HIV fusion inhibitor peptides. We hope to discover longer acting and more potent anti-HIV fusion inhibitor peptides. We will share equally the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV fusion inhibitor peptides discovered after July 1, 1999. Our agreement with Roche grants them an exclusive, worldwide license for these peptides. Either party may terminate the agreement as a whole or for a particular drug, country or countries in its sole discretion with advance notice. The agreement expires in January 2003 and is renewable thereafter on an annual basis.

ARRAY BIOPHARMA AGREEMENT

         In August 2001, we entered into a non-exclusive agreement with Array BioPharma, Inc. or Array, to discover small molecule fusion inhibitors of HIV and RSV. We will initially screen a library of small molecule compounds provided by Array against HIV and RSV fusion protein targets. Array will use its drug discovery platform to select the optimal lead compounds. We will collaborate with Array to identify preclinical candidates and we will be responsible for further development of those candidates. Array will provide the initial library of compounds on a non-exclusive basis and will work exclusively with us on the HIV and RSV fusion protein targets during the term of the collaboration. We will work with Array on a non-exclusive basis on these targets. Array will be entitled to receive payments and royalties based on achievement of certain developmental and commercial milestones.

MANUFACTURING

         The synthetic manufacture of peptides historically has been complex and expensive. This constraint does not limit the commercialization of most peptide therapeutics, which are administered in relatively small doses. We anticipate dosing levels of T-20 to be relatively high compared to therapeutic peptides prescribed in other indications. We have developed a novel peptide manufacturing process, which we believe will allow us to produce T-20 and T-1249 on a large scale and cost-efficient basis. We have an issued patent on this process. We have transferred the manufacturing process to four third-party contract manufacturers, including Roche, for the amounts of T-20 required in our clinical trials. These third-party manufacturers have used this process to produce multi-kilogram quantities of T-20. We plan to increase the scale of this process to support the market demand that we anticipate for T-20, if it is approved by the FDA. We have selected Roche's manufacturing facility in Boulder, Colorado to manufacture the quantities of bulk drug substance of T-20 we will need if we are successful in commercializing T-20. We have selected one of Roche's manufacturing facilities and another third party to produce the finished drug product from such bulk drug substance. We currently expect the validation batches of T-20 drug substance to be completed in mid-2002. We are applying our novel process technology to the manufacture of T-1249 as well. Because of the complexity of manufacturing peptides, we cannot assure you that we will be able to manufacture commercial quantities of T-20 or T-1249 on a cost-efficient basis. For further information see - "Risk Factors - If sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis or we cannot obtain the quantities of raw materials required to manufacture our drug candidates, our financial condition and results of operations will be materially and adversely affected, and "--If we cannot maintain commercial manufacturing arrangements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected."

LICENSING AND COLLABORATIVE AGREEMENTS

         We have an ongoing program of business development which may lead to the establishment of collaborative and licensing arrangements with collaborative partners, licensees, licensors or other third parties. The purpose of these arrangements would be to seek regulatory approval of and to develop, manufacture and commercialize selected product candidates. These collaborations could provide us with:

..   funding,

..   research and development resources,

..   additional drug product candidates,

..   access to libraries of diverse compounds, and

..   clinical development, manufacturing, sales, marketing and distribution capabilities.

         In July 1999, we announced an agreement with Roche, to develop and market T-20 and T-1249 worldwide. We will share development expenses and profits for T-20 and T-1249 in the United States and Canada equally with Roche. Outside of these two countries, Roche will fund all development costs and pay royalties to us on net sales of T-20 and T-1249 for a specified term. Roche paid us $10 million up front and will provide us up to an additional $58 million in cash upon achievement of certain developmental, regulatory and commercial milestones. In December 2000, we received a $2 million milestone payment for commencement of a Phase III clinical trial, T20-301. As discussed above, we have selected Roche's facility in Boulder, Colorado to manufacture commercial quantities of T-20 bulk drug substance, and we have selected one of Roche's manufacturing facilities and another third party to produce the finished drug product from such bulk drug substance.

         Our agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under the Roche agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. If Roche decides to terminate the license for T-20 or T-1249 in a particular country, this could have a material and adverse effect on our business, financial condition, and results of operations. For further information see - "Risk Factors - If Roche does not meet its contractral obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected."

         We have also entered into a research agreement with Roche to discover, develop and commercialize anti-HIV fusion inhibitor peptides, as discussed in more detail above.

          In August 2001, we signed an agreement with Array BioPharma, Inc. to discover small molecule fusion inhibitors of HIV and RSV, as discussed in more detail above.

         In December 2001, we signed an agreement with ConjuChem, which for a certain period, provides us with the exclusive right to negotiate terms and conditions of a worldwide right and license to ConjuChem's Drug Affinity Complex (DAC/TM/) technology to create long lasting DAC/TM/ compounds targeted for the treatment of HIV infection. Development of such compounds could lead to anti-HIV drugs with more convenient dosing.

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

         We own or have exclusive licenses to several issued United States patents, pending United States patent applications, and certain corresponding foreign patents and patent applications. Most of our issued United States patents issued to date are set to expire between 2013 and 2018.

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

COMPETITION

         We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. If successfully developed and approved, our products will compete with numerous existing therapies. For example, at least twenty drugs are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target the same diseases that we are targeting. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

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

         New developments in our areas of research and development are expected to continue at a rapid pace in both industry and academia. If our product candidates are successfully developed and approved, we will face competition based on:

..   the safety and effectiveness of the products,

..   the timing and scope of regulatory approvals,

..   availability of manufacturing, sales, marketing and distribution capabilities,

..   reimbursement coverage,

..   price, and

..   patent position.

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

GOVERNMENT REGULATION

         Human pharmaceutical products are subject to lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. The regulatory approval process includes:

..   the establishment of the safety and effectiveness of each product candidate,
    and

..   confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing.

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

         The steps required by the FDA before new drugs may be marketed in the United States include:

..   preclinical studies,

..   the submission to the FDA of a request for authorization to conduct clinical trials on an IND,

..   adequate and  well-controlled  clinical  trials to  establish  the safety and efficacy of the drug for its intended use,

..   adequate control of a reliable manufacturing process,

..   submission to the FDA of an New Drug Application, or NDA, and

..   review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

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

         We, Roche and any existing or potential future collaborative partners are also subject to various federal, state and local laws and regulations relating to:

..   safe working conditions,

..   laboratory and manufacturing practices,

..   the experimental use of animals, and

..   the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents.

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

Recently, several major pharmaceutical companies have offered to sell their anti-HIV drugs at or below cost to certain countries in Africa, which could adversely affect the reimbursement climate, and the prices that may be charged, for HIV medications in the United States and the rest of the world. Third-party payors could exert pressure for price reductions in the United States and the rest of the world based on these offers to Africa. This price pressure could limit the amount that we would be able to charge for our drugs.

HUMAN RESOURCES

         As of February 28, 2002, we had 109 full-time employees, including a technical scientific staff of 76. None of our employees are covered by collective bargaining arrangements, and management considers relations with our employees to be good.

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

         As of December 31, 2001, our accumulated deficit since beginning our operations in January 1993 was approximately $188.9 million. We had net losses of approximately $22.2 million in 1999, approximately $50.9 million in 2000 and approximately $66.7 million in 2001. Since inception, we have spent our funds on our drug development efforts, relating primarily to the development of our two lead product candidates, T-20 and T-1249. We expect that we will incur substantial losses for the foreseeable future and that these losses will increase significantly as we expand our research and development, preclinical testing, clinical trial and regulatory approval efforts and begin anticipated commercialization efforts related to T-20. We have not yet generated any revenues from product sales or royalties. We may not ever be able to generate any product revenues or royalties or become profitable if we do generate any revenues or royalties.

If we cannot raise additional funds in the future, our ability to develop our drug candidates will suffer.

         The private placement of common stock that we completed in January 2002, raised net proceeds of approximately $41 million. Barring unforeseen developments, we anticipate that our existing capital resources will fund our capital requirements at least through the end of 2002. Because we do not expect to have an approved and marketable drug generating revenues at that time, we will require substantial additional funds after that time. If we do not obtain such financing, we will be required to delay, scale back or eliminate some of our planned preclinical testing, clinical trials, research and development programs and pre-marketing activities. We anticipate that our expenditures will increase as a result of the ongoing costs of our Phase III clinical trials, which are generally larger and more expensive than the Phase I and Phase II clinical trials we have conducted to date, the anticipated preparation and submission of an NDA to the FDA following receipt of data from our Phase III clinical trials, and the costs of pre-marketing activities that will need to be undertaken in anticipation of the commercialization of T-20. During the year ended December 31, 2001, we used net cash of approximately $60.6 million for operations, including research and development.

         We have financed our activities primarily through public offerings and private placements of our common stock and we expect to continue to rely primarily on sales of our equity securities to finance our activities for the foreseeable future. We may have difficulty raising funds by selling equity in the future. Our access to capital could be limited if we do not achieve continued progress in our research and development programs and our preclinical testing and clinical trials, and could be limited by overall market conditions. The public capital markets in which our common stock trades have been highly volatile and the general ability of companies to obtain additional equity financing, which was significantly more difficult in 2001 compared to 2000, is expected to remain difficult in 2002.

Terrorists attacks such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks or acts of war may adversely affect the markets on which our common stock trades, our drug candidates, our financial condition and our results of operations.

         On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact on financial markets. Leaders of the U.S. government have announced their intention to actively pursue and take military and other action against those believed to be behind the September 11, 2001 attacks and to initiate broader action against global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact our drug candidates, our financial condition and our results of operations.

Any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to technologies or drug candidates.

         Although we have no specific plans to raise additional funds at the current time, we may raise additional funds in the future through equity or debt financings. If we raise funds by selling equity, we may dilute our stockholders' interest in us. Any debt financings may contain restrictive terms that would limit our operating flexibility. Additionally or alternatively, we may have to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or drug candidates. Any of these forms of financing could materially and adversely affect our business, financial condition and results of operations.

If we are unable to commercialize T-20, our lead drug candidate, our business will be materially harmed.

         We have invested a significant portion of our time and financial resources since our inception in the development of T-20. T-20 is our lead drug candidate and is our only drug candidate for which we have completed Phase II clinical trials and initiated Phase III clinical trials as of the date of this annual report. Our other drug candidate in clinical trials, T-1249, is at an earlier stage of clinical trial development. We anticipate that for the foreseeable future, our ability to generate revenues and profits, if any, will depend solely on the successful commercialization of T-20. Commercialization of T-20 will require success in our clinical trials, regulatory approval and the ability to have sufficient commercial quantities of T-20 manufactured on a cost-effective basis with the requisite quality. We cannot assure you that we will be able to commercialize T-20 or any other drug candidate.

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

     . we have completed collecting clinically relevant data with respect to two Phase I/II clinical trials of T-20 and four Phase II clinical trials of T-20;

     . we have four ongoing clinical trials of T-20, for which we do not currently plan to present data;

     . we have one ongoing clinical trial of T-20, for which we do not have a specific plan to present data;

     . we are continuing a Phase I/II clinical trial of T-1249, from which we have collected interim clinically relevant data and anticipate the collection of additional clinically relevant data in 2002; and

     . we have completed enrollment in two Phase III clinical trials for T-20, one in the United States, Mexico and Brazil, and one internationally, and we currently anticipate collecting clinically relevant data from these clinical trials in the first half of 2002 sufficient to support submission of an NDA for T-20 to the FDA in the second half of 2002.

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

         In addition, due to uncertainties inherent in the clinical development process, we may underestimate the costs and/or length of time associated with clinical development of T-20 or T-1249.

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

         As described in more detail in the section of this 10-K titled "Business - Roche Collaboration" we have entered into an agreement with Roche to develop and market T-20 and T-1249 worldwide, manufacture clinical and commercial quantities of T-20 and help conduct our clinical trials of T-20 and T-1249. In addition to sharing with us the development expenses and profits for T-20 and T-1249 in the United States and Canada and paying us royalties on net sales of T-20 and T-1249 outside of those countries, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which we have received $12 million as of December 31, 2001. In addition, we have entered into a research agreement with Roche to discover, develop and commercialize anti-HIV fusion inhibitor peptides. Our reliance on Roche in connection with these activities poses a number of risks, including the following:

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

         We have selected Roche's facility in Boulder, Colorado to manufacture commercial quantities of the bulk drug substance of T-20 in the event that we successfully commercialize T-20. We have selected one of Roche's manufacturing facilities and another third party to produce the finished drug product from such bulk drug substance. The manufacture of pharmaceutical products requires significant expertise and capital investment. Third-party manufacturers of pharmaceutical products often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturers, including Roche, may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce and market our drug candidates. The number of third-party manufacturers with the expertise and facilities to manufacture bulk drug substance of T-20 on a commercial scale, using the manufacturing method described above, is extremely limited. We also intend to have additional third-party manufacturers produce the finished drug product from the bulk drug substance of T-20, by employing a process involving lyophilization, or freeze-drying. A limited number of third-party manufacturers have the capability to produce a finished drug product on a commercial scale through a process involving lyophilization. If our third-party manufacturers, including Roche, fail to deliver the required commercial quantities of bulk drug substance or finished drug product on a timely basis and at commercially reasonable prices, and we fail to promptly find one or more replacement manufacturers or develop our own manufacturing capabilities at a substantially equivalent cost and on a timely basis, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected.

Our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

         The technology platform underlying our drug development program is novel because it is designed to discover drug candidates that treat viral infection by preventing the virus from fusing to and entering host cells that viruses use to reproduce themselves. The conventional approach to treating HIV, as represented by all currently-marketed anti-HIV drugs, is to inhibit specific viral enzymes that are necessary for HIV to replicate. We are not aware of any other approved anti-HIV pharmaceutical products that target the inhibition of viral fusion. As a result, existing preclinical and clinical data on the safety and efficacy of this technology are very limited. Although the most common adverse side effect reported with respect to T-20 to date has been mild to moderate local skin irritations at the site of injection, or injection site reactions, we may discover other unacceptable side effects during or after preclinical and clinical testing of our drug candidates, including side effects that may only become apparent after long-term exposure. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

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

         As discussed in the section of this 10-K titled "Business - Overview of HIV," HIV is prone to genetic mutations that can produce strains of HIV resistant to particular drug treatments. HIV has developed resistance, in varying degrees, to each of the currently approved anti-HIV drug treatments. As a result, combination therapy, or the prescribed use of three or more anti-HIV drugs, has become the preferred method of treatment for HIV-infected patients, because in combination these drugs may prove effective against strains of the HIV virus that have become resistant to one or more drugs in the combination.
In the clinical trials we have conducted to date, the HIV virus has demonstrated the ability to develop resistance to T-20, as it has with respect to all other currently-marketed anti-HIV drugs. If the HIV virus in a short time period develops resistance to any of our drug candidates when used in combination therapy, it would adversely affect demand for those drug candidates and harm our competitive position.

Our stock price is highly volatile, and you may not be able to sell our shares at or above the price you pay to acquire our shares.

         Our stock price has fluctuated substantially since our initial public offering in October 1997. The equity securities of many companies, including equity securities of many other biotechnology and pharmaceutical companies, have experienced extreme fluctuations in trading price and volume in recent months. Often, these fluctuations are unrelated to the companies' operating performance. Our common stock may not trade at the same levels as other biotechnology or pharmaceutical stocks, and biotechnology and pharmaceutical stocks in general may not sustain their current market prices. Any or all of the following could cause the market price of our common stock to fluctuate significantly after this offering:

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

     . announcements by us or our competitors of new products, services, acquisitions, FDA actions, or strategic relationships;

     .   departures of key personnel;

     .   changes in business or regulatory conditions;

     .   the trading volume of our common stock; and

     . terrorist attacks, other attacks or acts of war that affect the markets on which our common stock trades, our drug candidates, our financial condition and our results of operations.

We depend on patents and proprietary rights, which may offer only limited protection against infringement. If we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed.

         Our success depends in part on our ability and the ability of our licensors to obtain, maintain and enforce patents and other proprietary rights for our drugs and technologies. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and surrounded by a great deal of uncertainty. Accordingly, we cannot assure you that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues or is otherwise published, we cannot assure you that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology.

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

         In addition, although we own or exclusively license more than 20 issued United States patents, numerous pending United States patent applications, and corresponding foreign patents and patent applications, including issued patents and patent applications relating to T-20 and T-1249, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, our patents will provide if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us.

         Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or enforceable or may refuse to stop the other party from using the technology at issue on the grounds that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

         If we successfully develop our drug candidates and gain regulatory approval for those drugs, they will compete with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example:

     . At least 20 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, DuPont Pharmaceuticals, Merck, Roche and Abbott Laboratories. None of these currently-approved drugs are viral fusion inhibitors.

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

         Recently, several major pharmaceutical companies have offered to sell their anti-HIV drugs at or below cost to certain countries in Africa, which could adversely affect the reimbursement climate, and the prices that may be charged, for HIV medications in the United States and the rest of the world. Third-party payors could exert pressure for price reductions in the United States and the rest of the world based on these offers to Africa. This price pressure could limit the amount that we would be able to charge for our drugs.

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

         Because our business is very science-oriented and relies considerably on individual skill and experience in the research, development and testing of our drug candidates, we depend heavily on members of our senior management and scientific staff, including Dani P. Bolognesi, Ph.D., our Chief Executive Officer and Chief Scientific Officer. We have entered into employment agreements with Dr. Bolognesi, M. Nixon Ellis, Ph.D., our Executive Vice President and Chief Business Officer, and Robert R. Bonczek, our Chief Financial Officer and General Counsel. Unless earlier terminated in accordance with their terms, our employment agreements with each of Dr. Bolognesi, Dr. Ellis and Mr. Bonczek, respectively, automatically renew for a one or two year period at the end of the initial term of employment in each agreement. We have also entered into employment agreements with a few of our other key employees, but as a general matter we do not enter into employment agreements with our officers or employees.

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

         As of February 28, 2002, approximately 18,682,000 shares of our common stock were outstanding. Approximately 18,459,000 of the currently outstanding shares are freely transferable without restriction or further registration under the Securities Act, except to the extent held by one of our affiliates. The remainder of our outstanding shares are "restricted securities" which may be sold subject to the applicable limitations of Rule 144. In addition, as of February 28, 2002, options and warrants convertible or exercisable into approximately 2,611,000 shares of common stock were outstanding and we had reserved an additional 981,000 shares of common stock under our stock option plans and employee stock purchase plan. The market price of our common stock could decline as a result of sales by our existing stockholders or key management of shares of common stock in the market, or the perception that these sales could occur. A reduction in the price of our common stock could reduce the value of your investment in us and impair our ability to raise capital through the sale of additional equity securities.

Item 2.  Properties
         ----------

         We lease approximately 15,000 square feet of office space at 3518 Westgate Drive, Durham, North Carolina. We lease this space under a sublease agreement that expires on December 31, 2003. We also lease approximately 29,000 square feet of laboratory and office space in Durham under a lease agreement that expires for part of the space on October 31, 2003 and for the remainder of the space on September 30, 2005, respectively. We also sublease approximately 18,000 square feet of laboratory and office space in Durham under a sublease agreement that expires on September 30, 2003. We believe that there will be suitable facilities available should additional space be needed.

Item 3.  Legal Proceedings
         -----------------

         We are not a party to any material legal proceedings as of the date of this Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                   PART II.
                                   --------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         Our Common Stock has traded on the Nasdaq National Market System under the Nasdaq symbol "TRMS" since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the future. As of March 22, 2002 we had approximately 166 shareholders of record, and believe we had approximately 5,200 beneficial shareholders. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the Nasdaq National Market System. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                               Year ended December 31,
                                               -----------------------
                                                2000                2001
                                           High      Low        High     Low
                                        ---------------------------------------
        1st Quarter...................    $67.75     $24.00    $57.06   $22.88
        2nd Quarter...................    $74.88     $25.00    $50.00   $26.10
        3rd Quarter...................    $75.50     $51.25    $51.79   $29.63
        4th Quarter...................    $79.81     $42.00    $44.97   $32.00

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

                                                                                                                    Cumulative
                                                                                                                       from
                                                                                                                    Inception
                                                                                                                   (January 7,
                                                           For the Years Ended December 31,                          1993) to
                                        ----------------------------------------------------------------------     December 31,
                                           1997          1998           1999           2000           2001             2001
                                        -----------   -----------    -----------   ------------   ------------   ----------------
Statements of Operations
Data:
Revenue                                  $     431     $     363      $   4,681     $      956     $    1,304      $    7,894
                                        -----------   -----------    -----------   ------------   ------------    ------------
Operating expense:
  Research and development:
     Non-cash compensation....                 193           821          2,174          5,386          (969)           7,605
     Other research and
       development expense....               9,541        15,987         17,582         32,970         59,409         148,085
                                        -----------   -----------    -----------   ------------   ------------    ------------
Total research and development
  expense....................                9,734        16,808         19,756         38,356         58,440         155,690
                                        -----------   -----------    -----------   ------------   ------------    ------------
  General and administrative:
     Non-cash compensation......               193           602          2,524          7,018          1,905          12,242
     Other general and
       administrative expense...             2,403         4,299          6,156          8,115         11,873          37,706
                                        -----------   -----------    -----------   ------------   ------------    ------------
Total general and administrative
   expense..................                 2,596         4,901          8,680         15,133         13,778          49,948
                                        -----------   -----------    -----------   ------------   ------------    ------------
Total operating expenses....                12,330        21,709         28,436         53,489         72,218         205,638
                                        -----------   -----------    -----------   ------------   ------------    ------------
Operating loss..............              (11,899)      (21,346)       (23,755)       (52,533)       (70,914)       (197,744)
                                        -----------   -----------    -----------   ------------   ------------    ------------
Interest income.............                   584         1,755          1,729          6,114          4,362          14,666
Interest expense............                 (113)         (127)          (161)          (257)          (189)         (1,637)
                                        -----------   -----------    -----------   ------------   ------------    ------------
Total other income (expense)                   471         1,628          1,568          5,857          4,173          13,029
                                        -----------   -----------    -----------   ------------   ------------    ------------
Loss before cumulative effect of
  change in accounting principle          (11,428)      (19,718)       (22,187)       (46,676)       (66,741)       (184,715)
Cumulative effect of change in
  accounting principle......                    --            --             --        (4,180)             --         (4,180)
                                        -----------   -----------    -----------   ------------   ------------    ------------
Net loss....................             $(11,428)     $(19,718)      $(22,187)     $ (50,856)     $ (66,741)      $(188,895)
                                        ===========   ===========    ===========   ============   ============    ============
Basic and diluted net loss per
  share (1):
Before cumulative effect of
  accounting change.........             $  (1.57)     $  (1.87)      $  (1.79)     $   (3.00)     $   (3.96)
Accounting change...........                    --            --             --         (0.27)             --
                                        -----------   -----------    -----------   ------------   ------------

Basic and diluted net loss per
  share.....................             $  (1.57)     $  (1.87)      $  (1.79)     $   (3.27)     $   (3.96)
                                        ===========   ===========    ===========   ============   ============
Weighted average shares used
  in computing basic net loss per
  share (1).................                 7,295        10,547         12,411         15,548         16,870
                                        ===========   ===========    ===========   ============   ============

(1) Computed on the basis described in Note 1 to Financial Statements.

                                                                        As of December 31,
                                               ----------------------------------------------------------------------
                                                  1997           1998           1999          2000           2001
                                               -----------   -----------    ------------  ------------   ------------
                                                                      (in thousands)
Balance Sheet Data:
Cash and cash equivalents..................     $  32,557     $  16,920      $   37,023    $   31,349     $   22,288
Working capital............................        34,733        16,562          36,856        73,998         51,636
Total assets...............................        38,844        22,872          51,650        98,933         80,644
Long-term notes payable and capital
  lease obligations, less current portion..           240           853           1,206         1,861          1,014
Deficit accumulated during the
development stage..........................      (29,393)      (49,111)        (71,298)     (122,154)      (188,895)
Total stockholders' equity.................        35,810        18,016          39,066        73,379         53,494

                                                Selected Quarterly Financial Data
                                                (in thousands, except per share data)
                                                            (unaudited)

                                                   Q1 2000           Q2 2000            Q3 2000            Q4 2000
                                                --------------    ---------------    --------------     ---------------
Statements of Operations Data:
Revenue                                            $      210         $      210         $     210          $      326
                                                --------------    ---------------    --------------     ---------------
Operating expense:
  Research and development:
     Non-cash compensation....                          3,504              3,063               475             (1,656)
     Other research and
       development expense....                          5,042              8,199             6,825              12,904
                                                --------------    ---------------    --------------     ---------------
Total research and development
   expense..................                            8,546             11,262             7,300              11,248
                                                --------------    ---------------    --------------     ---------------
  General and administrative:
     Non-cash compensation......                        3,606              3,438             1,158             (1,184)
     Other general and
       administrative expense...                        1,637              1,794             1,929               2,755
                                                --------------    ---------------    --------------     ---------------
Total general and administrative
   expense.................                             5,243              5,232             3,087               1,571
                                                --------------    ---------------    --------------     ---------------
Total operating expenses...                            13,789             16,494            10,387              12,819
                                                --------------    ---------------    --------------     ---------------
Operating loss.............                          (13,579)           (16,284)          (10,177)            (12,493)
                                                --------------    ---------------    --------------     ---------------
Interest income............                             1,266              1,611             1,702               1,535
Interest expense...........                              (54)               (57)              (54)                (92)
                                                --------------    ---------------    --------------     ---------------
Total other income, net..........                       1,212              1,554             1,648               1,443
                                                --------------    ---------------    --------------     ---------------
Net loss before cumulative effect
 of change in accounting principle                   (12,367)           (14,730)           (8,529)            (11,050)
Cumulative effect of change in
accounting principle                                  (4,180)                 --                --                  --
                                                --------------    ---------------    --------------     ---------------
Net loss...................                        $ (16,547)         $ (14,730)         $ (8,529)          $ (11,050)
                                                ==============    ===============    ==============     ===============
Basic and diluted net loss per share (1)
Before cumulative effect of
   accounting change                               $   (0.83)         $   (0.94)         $  (0.54)          $   (0.70)
Accounting change                                      (0.28)                 --                --                  --
                                                --------------    ---------------    --------------     ---------------
Basic and diluted net loss per
share.........................                     $   (1.11)         $   (0.94)         $  (0.54)          $   (0.70)
                                                ==============    ===============    ==============     ===============
Weighted average shares   used in
computing basic net loss per
share (1) ..................                           14,942             15,652            15,653              15,821
                                                ==============    ===============    ==============     ===============

                                                    Q1 2001           Q2 2001            Q3 2001            Q4 2001
                                                --------------    ---------------    --------------     ---------------
Statements of Operations Data:
Revenue                                           $       326        $       326       $       326        $        326
                                                --------------    ---------------    --------------     ---------------
Operating expense:
  Research and development:
     Non-cash compensation.....                       (3,276)              2,824           (1,690)               1,173
     Other research and
       development expense.....                        13,836             14,045            14,772              16,756
                                                --------------    ---------------    --------------     ---------------
Total research and development
   expenses..................                          10,560             16,869            13,082              17,929
                                                --------------    ---------------    --------------     ---------------
  General and administrative:
     Non-cash compensation......                          490                557               421                 437
     Other general and
       administrative expense...                        2,306              2,606             2,790               4,171
                                                --------------    ---------------    --------------     ---------------
Total general and administrative
   expenses..................                           2,796              3,163             3,211               4,608
                                                --------------    ---------------    --------------     ---------------
Total operating expenses.....                          13,356             20,032            16,293              22,537
                                                --------------    ---------------    --------------     ---------------
Operating loss...............                        (13,030)           (19,706)          (15,967)            (22,211)
                                                --------------    ---------------    --------------     ---------------
Interest income..............                           1,403              1,196             1,044                 719
Interest expense.............                            (45)               (56)              (48)                (40)
                                                --------------    ---------------    --------------     ---------------
Total other income, net..........                       1,358              1,140               996                 679
                                                --------------    ---------------    --------------     ---------------
Net loss....................                      $  (11,672)        $  (18,566)       $  (14,971)        $   (21,532)
                                                ==============    ===============    ==============     ===============
Basic and diluted net loss per share (1)          $    (0.73)        $    (1.11)       $    (0.86)        $     (1.24)
                                                ==============    ===============    ==============     ===============
Weighted average shares   used in
computing basic net loss per
share (1)..............                                15,914             16,757            17,386              17,398
                                                ==============    ===============    ==============     ===============

(1) Computed on the basis described Note 1 to Financial Statements. The sum of quarterly net loss per share amounts does not equal the net loss per share for the year due to the effects of rounding.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Annual Report on Form 10-K. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of this Annual Report on Form 10-K. Many of these factors are beyond our control and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the "Risk Factors" section in this Annual Report on Form 10-K. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

         We believe the following accounting policies are the most critical to our financial statements. We believe they are important to the presentation of our financial condition, and require the highest degree of management judgment to make the estimates necessary to ensure their fair presentation.

Revenue Recognition Under Staff Accounting Bulletin No. 101

         Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The primary estimate we make in connection with the application of this policy is the length of the period of the research and development under our collaboration agreement with Roche. In the event our judgment of the length of this research and development term changes, the milestone revenue to be recognized under our collaboration with Roche would change prospectively in accordance with Accounting Principles Board Opinion ("APB") No. 20, "Accounting Changes." If the term is expected to be longer, the amount of revenue recognized would be less per quarter than currently being recognized. If the term is expected to be shorter, the amount of revenue recognized would be more per quarter than currently being recognized.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

         Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company's common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At December 31, 2001 we estimated the future volatility at 50% based on the implied future volatility for call options in Trimeris stock quoted on the Chicago Board Options Exchange in January 2002. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

Capitalization of Patent Costs

         The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents of 17-20 years from the date the patents are granted. These costs are primarily legal fees and filing fees related to the prosecution of patent filings. We perform a continuous evaluation of the carrying value and remaining amortization periods of these costs. In the event future expected cash flows derived from any patents are less than their carrying value, the related costs would be expensed at that time.

Call Transaction Accounting

         In July 2000 and September 2001, we entered into derivative transactions with a financial institution that may be settled by selling shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received proceeds from the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." An extensive list of requirements including the ability to settle the transaction by issuing stock are required by this EITF in order to allow accounting for proceeds received as an increase to additional paid-in capital. The contracts for our derivative transactions met the detailed requirements in this EITF.

OVERVIEW

         We began our operations in January 1993 and are a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

..   the development, patenting, preclinical testing and clinical trials of T-20 and T-1249,

..   the development of a manufacturing process for T-20 and T-1249,

..   production of drug material for future clinical trials, and

..   research and development and preclinical testing of other potential product candidates.

         We have lost money since inception and, as of December 31, 2001, had an accumulated deficit of approximately $188.9 million. We have earned revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and from the amortization of an initial collaboration payment and a milestone payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

         Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses for the foreseeable future and expect losses to increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

..   the status of our research and development activities,

..   product candidate discovery and development efforts, including preclinical testing and clinical trials,

..   the timing of regulatory actions,

..   the costs  involved in preparing,  filing,  prosecuting,  maintaining, protecting  and  enforcing  patent claims and other proprietary rights,

..   our ability to work with Roche to manufacture, develop, sell, market and distribute T-20 and T-1249,

..   technological and other changes in the competitive landscape,

..   changes in our existing research and development relationships and strategic alliances,

..   evaluation of the commercial viability of potential product candidates, and

..   other factors, many of which are outside of our control.

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

RESULTS OF OPERATIONS

Comparison Of Years Ended December 31, 1999, 2000 and 2001

         Revenue. Total revenue was $4.7 million, $956,000 and $1.3 million for 1999, 2000 and 2001, respectively. Total revenue for 1999 consisted of an up-front $10 million non-refundable payment from Roche, net of $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, and $81,000 received under SBIR grants. Total revenue for 2000 and 2001 consists of the amortization of the $10.0 million non-refundable payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche, and a $2.0 million milestone payment received from Roche in 2000, over the expected research and development period of our collaboration with Roche in accordance with Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." Under SAB 101, $4.2 million was reported as the cumulative effect of a change in accounting principle at January 1, 2000 to be amortized into revenue over future years.

         Research And Development Expenses. Total research and development expenses were $19.8 million, $38.4 million and $58.4 million for 1999, 2000 and 2001, respectively. Total research and development expenses include gross research and development expenses less Roche's share of such costs for T-20 and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until December 30, 2001 for T-20 and T-1249.

         Total research and development expenses excluding non-cash compensation expense increased from $17.6 million in 1999 to $33.0 million in 2000 because during 2000 we:

..   continued  three Phase II clinical  trials and initiated  one  additional
    Phase I/II clinical  trials for T-20,

..   initiated two Phase III clinical trials for T-20,

..   continued a Phase I clinical trial for T-1249,

..   continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials of T-20 and T-1249,

..   continued preclinical research and testing of potential product candidates,

..   entered into lease agreements for additional laboratory space, and

..   increased the number of personnel to support these activities.

Non-cash compensation expense increased from $2.2 million in 1999 to $5.4 million in 2000 primarily due to the effect that the higher market value of our stock at December 31, 2000 compared to the market value of our stock at December 31, 1999, had on the calculation of this expense under Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" for stock options granted to non-employees.

Total research and development expenses excluding non-cash compensation expense increased from $33.0 million in 2000 to $59.4 million in 2001 because during 2001 we:

..   completed enrollment in mid-2001 of two large Phase III clinical trials for
    T-20 that were initiated in late 2000, increasing the number of patients involved in T-20 clinical trials from approximately 200 during 2000 to over 1,200 during 2001,

..   continued four Phase II clinical trials for T-20,

..   continued a Phase I clinical trial for T-1249,

..   continued manufacturing process development and purchase of drug material from third party manufacturers to supply future clinical trials of T-20 and T-1249,

..   continued preclinical research and testing of potential product candidates,
    and

..   increased the number of personnel to support these activities.

Non-cash compensation expense decreased from $5.4 million in 2000 to $969,000 in expense reversal in 2001 primarily due to the effect that the higher market value of our stock at December 31, 2000 compared to the market value of our stock at December 31, 2001, had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees. The expense reversal resulted because the cumulative expense under EITF 96-18 for stock options previously granted to non-employees was greater at December 31, 2000 than at December 31, 2001 because of the reduction in the market value of our stock during 2001.

Total research personnel were 52, 60 and 70 at December 31, 1999, 2000 and 2001, respectively. We expect research and development expenses, net of the reimbursements for T-20 and T-1249 development costs from Roche, to increase in the future due to:

..    continuation of the two Phase III clinical trials for T-20,

..    preparation of materials for an anticipated submission of a New Drug
     Application for T-20 to the United States Food and Drug Administration following receipt of data from our Phase III clinical trials,

..   expanded clinical trials for T-20, T-1249 and other product candidates,

..   the manufacture of drug material for these trials,

..   increased preclinical research and testing of potential product candidates,
    and

..   increased number of personnel to support these activities.

         General And Administrative Expenses. Total general and administrative expenses were $8.7 million, $15.1 million and $13.8 million for 1999, 2000 and 2001, respectively. Total general and administrative expenses include gross general and administration expenses less Roche's share of pre-marketing expenses for T-20. Total general and administrative expenses excluding non-cash compensation expense increased from $6.2 million in 1999 to $8.1 million in 2000 because in 2000 we:

..   performed market research and pre-marketing activities related to T-20 that are shared with Roche,

..   added personnel to support our growth, and

..   incurred professional fees related to our patent portfolio.

Non-cash compensation expense increased from $2.5 million in 1999 to $7.0 million in 2000 primarily due to the effect that the higher market value of our stock at December 31, 2000 compared to the market value of our stock at December 31, 1999, had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees, and also due to additional option grants to non-employees.

Total general and administrative expenses excluding non-cash compensation expense increased from $8.1 million in 2000 to $11.9 million in 2001 because in 2001 we:

..   performed  additional  market research and pre-marketing  activities related to T-20 that are shared with Roche,

..   increased general and administrative personnel from 25 in 2000 to 30 in 2001 to support our growth, and

..   incurred professional fees related to our patent portfolio.

Non-cash compensation expense decreased from $7.0 million in 2000 to $1.9 million in 2001 primarily due to the effect that the higher market value of our stock at December 31, 2000 compared to the market value of our stock at December 31, 2001, had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees, and the fact that a former consultant became an employee during 2001.

Total general and administrative employees were 19, 25 and 30 at December 31, 1999, 2000 and 2001, respectively. We expect administrative expenses to increase substantially in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 that will be shared equally with Roche.

         Other Income (Expense). Other income (expense) consists of interest income and expense. Total other income was $1.6 million, $5.9 million and $4.2 million for 1999, 2000 and 2001, respectively. The increase in 2000 was due to increased interest income because of higher cash and investment balances due to our private placement of stock that closed in February 2000. The decrease in 2001 was primarily due to lower interest income because of lower interest rates on our investment portfolio during 2001 compared to 2000 and also due to lower average investment balances in 2001 compared to 2000. We expect yields on our investment portfolio to continue to decrease in the future based on the current short-term interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, a private placement of common stock in February 2000, a private placement of common stock in May 2001, a private placement of common stock in January 2002, and the sale of call options on our stock. Net cash used by operating activities was $9.3 million, $24.8 million, and $60.6 million for 1999, 2000 and 2001, respectively. The cash used by operating activities was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and was lower for 1999 because of the $10.0 million non-refundable payment from Roche for the initiation of our collaboration for the development of T-20 and T-1249. Cash used by investing activities was $8.3 million for 1999 and $52.2 million for 2000. Cash provided by investing activities was $7.3 million for 2001. The increase in the amount used by investing activities in 1999 and 2000 was due to the purchase of short-term investments as a result of our offerings of common stock in 1999 and 2000, respectively. The cash provided by investing activities during 2001 was primarily a result of the sale of short-term investments to fund our operations. Cash provided by financing activities was $37.7 million for 1999, $71.4 million for 2000, and $44.2 million for 2001 primarily as a result of our sale of common stock during those years.

         As of December 31, 2001, we had $74.8 million in cash and cash equivalents and short-term-investments, compared to $93.4 million as of December 31, 2000. The decrease is primarily a result of funds used for operating activities, less proceeds of $43.4 million from the closing of a private placement of common stock in May 2001.

         We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the immediate future. Although we expect to share the future development costs for T-20 and T-1249 equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our product candidate and compound discovery and development efforts, including:

..   expenditures for clinical trials of T-20, T-1249 and other product candidates,

..   preparation of materials for an anticipated submission of a New Drug
    Application for T-20 to the United States Food and Drug Administration following receipt of data from our Phase III clinical trials,

..   pre-marketing and marketing activities undertaken in anticipation of the commercialization of T-20,

..   research and development and preclinical testing of other product candidates,

..   manufacture of drug material, and

..   the development of our proprietary technology platform.

         As of December 31, 2001, we had commitments of approximately $13.5 million to purchase product candidate materials and fund various clinical studies over the next twelve months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249 for the United States and Canada. We also expect to have capital expenditures of approximately $3.0 million during 2002 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital. We expect that our existing capital resources, along with the $41 million received in a private placement of our common stock completed in January 2002, together with the interest earned thereon, will be adequate to fund our capital requirements at least through the end of 2002. We believe that substantial additional funds will be required after 2002. If adequate funds are not available through debt or equity financings, or collaborative arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for T-20 and T-1249, our capital requirements would increase substantially beyond our current expectations.

         Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock until such time, if ever, we are able to generate significant funds from operations.

         We may have difficulty raising additional funds by selling equity. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. The public capital markets in which shares of our common stock are traded were extremely volatile during 2001, and the general ability of companies to obtain additional financing was more difficult in 2001 than in 2000 and is expected to remain difficult during 2002. The public equity markets for biotechnology companies have been extremely volatile in the first quarter of 2002. Drug candidates for several publicly-held biotechnology companies, including Cubist Pharmaceuticals, Inc., Dendreon Corp., Inspire Pharmaceuticals, Inc., Miravant Medical Technologies, Pharmacia Corp., and Pharmacyclics, Inc. failed to meet primary clinical endpoints in Phase III clinical trials, resulting in significant reduction in the market price of their common stock. The FDA's decision not to accept Imclone Systems, Inc's Biologics License Application (BLA) for ERBITUX(TM) also has contributed to the volatility of public equity markets for biotechnology companies. Therefore even if we do achieve positive clinical or financial results that meet or exceed the expectations of securities analysts and investors, the state of the public equity markets in general and particularly the public equity market for biotechnology companies may prohibit us from raising funds in the equity markets on acceptable terms or at all. Even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

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

         The following table summarizes our material contractual commitments at December 31, 2001 (in thousands):

      Contractual Obligation               2002         2003       2004         2005      Total
  --------------------------------------------------------------------------------------------------
   Capital Leases                        $  1,035     $   782      $ 279       $    --   $    2,096
   Operating Leases                         1,312       1,221        498           382        3,413
   Other contractual obligations*          13,464          --         --            --       13,464
                                       -------------------------------------------------------------
    Total                                $ 15,811     $ 2,003      $ 777       $   382   $   18,973
                                       =============================================================

* Includes contracts to purchase product candidate materials and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements other than operating leases for our properties and the derivative transactions described below. These transactions represent call options sold on our stock to a third party financial institution and were entered into in order to generate cash from the option premiums and provide us with the opportunity to raise capital at prices significantly in excess of the market price at the time of the transaction. These contracts are expected to be settled by issuing shares of our stock in the event the options are exercised. We have no subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

         In September 2001, the Company entered into derivative transactions with a financial institution that we may settle by selling up to 107,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. Alternatively, we have the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. These contracts are expected to be settled by issuing shares of our stock in the event the options are exercised. All of these derivative transactions expire or mature in September 2002. We received $344,000 in proceeds for the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with accounting principles generally accepted in the United States of America at the time of the transaction.

         In July 2000, we entered into similar derivative transactions with a financial institution with respect to up to 300,000 shares of our stock. We received $2.8 million in proceeds for the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with accounting principles generally accepted in the United States of America at the time of the transaction. Concurrently, we entered into a second derivative transaction with the same financial institution on shares of its common stock at no net premium to either party. These contracts expired unexercised during July 2001.

TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES

         We have no transactions with any current or former directors or senior management or entities that they control, other than those occurring in the normal course of these individuals performing their duties for Trimeris. For employees this includes salary, bonus, stock option grants, employee benefits, and expense reimbursement. For directors this includes stock option grants and expense reimbursement.

TRIMERIS 401(K)  PLAN

         We have a 401(k) Profit Sharing Plan (the "Plan") covering all qualified employees. Employees may elect a salary reduction from 1% to 12% as a contribution to the Plan. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees' contributions. Beginning in 1998, we matched 100% of an employee's annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee's contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At

December 31, 2001 there were 42,000 shares of our stock held by the Plan. These shares vest ratably based on a participant's years of service and are fully vested after four years of service. Currently these shares are only tradable upon an employee's termination. During 2002, we expect to modify the plan to allow employees to sell vested shares on a regular basis.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 2001, we had a net operating loss carryforward of approximately $173.3 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 7 of Notes to Financial Statements.

ACCOUNTING AND OTHER MATTERS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 establishes standards for valuation and disclosure of derivative financial instruments and is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this statement on January 1, 2001, and it had no effect on the Company's financial statements.

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

         SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the assets. We also are required to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for the fiscal years beginning after June 15, 2002. At this time we believe that this standard will have no impact on our financial statements.

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". SFAS No. 144 also supersedes Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions". We believe that this standard will have no impact on our financial statements.

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

         The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 2001. Fair market value is based on actively quoted market prices. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency.

                                               Carrying               Average
                                                 Amount              Interest
                                              (thousands)               Rate
                                              -----------               ----

Cash equivalents - fixed rate                  $ 21,704                  2.21 %
Short-term investments - fixed rate              52,512                  3.67 %
Overnight cash investments - fixed rate             584                  0.45 %
                                               --------               ---------

Total investment securities                    $ 74,800                  3.24 %
                                               ========               =========

         In September 2001, the Company entered into derivative transactions with a financial institution that we may settle by selling up to 107,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of the Company's stock at the inception of the transaction. The Company received $344,000 in proceeds that were accounted for as an increase to additional paid-in capital in accordance with accounting principles generally accepted in the United States of America at the time of the transaction. Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intends to settle the contracts by issuing shares. All of these derivative transactions expire or mature in September 2002.

         In July 2000, the Company entered into a derivative transaction with a financial institution with respect to up to 300,000 shares of our stock. The Company received $2.8 million in proceeds that were accounted for as an increase to additional paid-in capital in accordance with accounting principles generally accepted in the United States of America at the time of the transaction. Concurrently, the Company entered into a second derivative transaction with the same financial institution on shares of its common stock at no net premium to either party. These contracts expired unexercised during July 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

         The information required by Item 8 is included in Item 14 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

         There have been no changes in or disagreements with the Company's independent auditors, KPMG LLP.

                                    PART III
                                    --------

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

     The following documents are filed as part of this report:

                                                                                         Page Number
                                                                                         -----------

(a)1.    Financial Statements
         --------------------

         Independent Auditors' Report........................................................F-1
         Balance Sheets as of  December 31, 2000 and 2001....................................F-2
         Statements of Operations for the Years Ended December 31, ..........................
             1999, 2000 and 2001 and for the period from Inception to December
             31, 2001........................................................................F-3
         Statements of Stockholders' Equity for the period from Inception to
             December 31, 1998, and for the Years Ended December 31, 1999, 2000 and
             2001............................................................................F-4
         Statements of Cash Flows for the Years Ended December 31,
             1999, 2000 and 2001 and for the period from Inception to December 31, 2001......F-5
         Notes to Financial Statements.......................................................F-7

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

         None.
..

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Trimeris, Inc.:

We have audited the accompanying balance sheets of Trimeris, Inc. (A Development Stage Company) (the "Company") as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001 and for the cumulative period from the date of inception (January 7, 1993) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. (A Development Stage Company) as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, and for the cumulative period from the date of inception (January 7, 1993) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                KPMG LLP

Raleigh, North Carolina
February 15, 2002

                                  TRIMERIS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                        (in thousands, except par value)

                                                                                     As of December 31,
                                                                           -------------------------------------
                                                                                2000                 2001
                                                                           ---------------     -----------------
Assets
Current assets:
  Cash and cash equivalents.............................................      $     31,349         $      22,288
  Short-term investments................................................            62,025                52,512
  Accounts receivable...................................................                 4                     2
  Prepaid expenses......................................................               393                   354
                                                                           ---------------     -----------------
     Total current assets...............................................            93,771                75,156

                                                                           ---------------     -----------------
Property, furniture and equipment, net of accumulated depreciation and amortization  of  $4,932  and  $6,796  at  December  31,  2000
     and 2001, respectively.............................................             3,983                 3,779
                                                                           ---------------     -----------------

Other assets:
  Patent costs, net of accumulated  amortization of $46 and $89 at
     December 31, 2000 and 2001, respectively...........................               924                 1,514

  Equipment deposits....................................................               255                   195
                                                                           ---------------     -----------------
          Total other assets............................................             1,179                 1,709
                                                                           ---------------     -----------------
          Total assets..................................................      $     98,933         $      80,644
                                                                           ===============     =================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable......................................................      $      3,476         $       2,694
  Accounts payable - Roche..............................................             9,556                12,869
  Current installments of obligations under capital leases..............             1,174                   928
  Accrued compensation..................................................             1,359                 2,048
  Deferred revenue - Roche..............................................             1,304                 1,304
  Accrued expenses......................................................             2,904                 3,677
                                                                           ---------------     -----------------
          Total current liabilities.....................................            19,773                23,520
Obligations under capital leases, excluding current installments........             1,861                 1,014
Deferred revenue - Roche................................................             3,920                 2,616
                                                                           ---------------     -----------------
          Total liabilities.............................................            25,554                27,150
                                                                           ---------------     -----------------

Stockholders' equity:
  Preferred  Stock at $0.001  par value per  share,  authorized  10,000 shares; issued and outstanding zero shares at December 31, 2000
     and 2001..........................................................                 --                    --

  Common  Stock at  $0.001  par  value  per  share,  authorized  60,000 shares; issued and outstanding 15,863 and 17,414 shares at December
     31, 2000 and 2001,  respectively...................................                16                    17
  Additional paid-in capital............................................           196,844               244,725
  Deficit accumulated during the development stage......................          (122,154)             (188,895)
  Deferred compensation.................................................            (1,394)               (2,533)
  Accumulated other comprehensive income................................                76                   189
  Notes receivable from stockholders....................................                (9)                   (9)
                                                                            ---------------     -----------------
          Total stockholders' equity....................................            73,379                53,494
                                                                            ---------------     -----------------

Commitments and contingencies
          Total liabilities and stockholders' equity
                                                                              $     98,933         $      80,644
                                                                            ===============     =================

                See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                  For the Years Ended December 31,
                                         ---------------------------------------------------       Cumulative from
                                                                                                      Inception
                                                                                                  (January 7, 1993)
                                                                                                   to December 31,
                                            1999             2000                 2001                  2001
                                         ------------    --------------       --------------     ----------------
Revenue..........................         $    4,681      $        956         $     1,304        $       7,894
                                         ------------    --------------       --------------     ----------------

Operating expenses:
    Research and development:
        Non-cash compensation....              2,174             5,386                (969)               7,605
        Other research and
           development expense...             17,582            32,970              59,409              148,085
                                         ------------    --------------       --------------     ----------------
    Total research and
        development expense......             19,756            38,356              58,440              155,690
                                         ------------    --------------       --------------     ----------------
    General and administrative:
        Non-cash compensation....              2,524             7,018               1,905               12,242
        Other general and
           administrative expense              6,156             8,115              11,873               37,706
                                         ------------    --------------       --------------     ----------------
    Total general and
        administrative expense...              8,680            15,133              13,778               49,948
                                         ------------    --------------       --------------     ----------------
        Total operating expenses.             28,436            53,489              72,218              205,638
                                         ------------    --------------       --------------     ----------------
    Operating loss...............            (23,755)          (52,533)            (70,914)            (197,744)
                                         ------------    --------------       --------------     ----------------

Other income (expense):
        Interest income .........              1,729             6,114               4,362               14,666
        Interest expense ........               (161)             (257)               (189)              (1,637)
                                         ------------    --------------       --------------     ----------------
                                               1,568             5,857               4,173               13,029
                                         ------------    --------------       --------------     ----------------
Loss before  cumulative effect of
    change in accounting principle           (22,187)          (46,676)            (66,741)            (184,715)
Cumulative  effect  of  change in
    accounting principle                          --            (4,180)                 --               (4,180)
                                         ------------    --------------       --------------     ----------------

     Net loss....................         $  (22,187)     $    (50,856)        $   (66,741)       $    (188,895)
                                         ============    ==============       ==============     ================

Basic and diluted net loss per
    share:
    Before cumulative effect of
    accounting change............         $    (1.79)     $      (3.00)        $     (3.96)
    Accounting change............                 --             (0.27)                 --
                                         ------------    --------------       --------------
      Basic  and  diluted  net loss
         per share...............          $   (1.79)      $      (3.27)        $     (3.96)
                                         ============    ==============       ==============
Weighted average shares used
    in per share computations....            12,411             15,548              16,870
                                         ============    ==============       ==============

Pro forma amounts assuming the
    accounting change is applied
    retroactively:
    Net loss.....................         $ (26,286)
                                         ============
Basic and  diluted net loss pers
    share........................         $   (2.12)
                                         ============

                See accompanying notes to financialstatements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
         For the Period from Inception (January 7, 1993) to December 31,
           1998 and the Years Ended December 31, 1999, 2000, and 2001
                                 (in thousands)

                               Preferred Stock    Common Stock                          Deficit
                               --------------------------------                       accumulated                    Accumulated
                                                                         Additional    during the                       Other
                               Number        Par     Number       Par     paid-in     development     Deferred       Comprehensive
                               of shares    value   of Shares    value    capital        stage        compensation     Income
                               ---------   -------------------   -----------------------------------------------------------------
Balance at January 7, 1993           --      $ --          --      $ --        $   --    $   --        $    --        $      --
Issuances of Common Stock.           --          --       218          --           2           --            --             --
Issuances of Series A
   Preferred Stock..........      3,000           3        --          --       1,997           --            --             --
Stock issuance costs........         --          --        --          --        (34)           --            --             --
Common Stock issued in
   exchange for exclusive
   license..................         --          --        96          --          41           --            --             --
Common Stock issued in
   exchange for consulting
   services.................         --          --         6          --           2           --            --             --
Loss for the period.........         --          --        --          --          --      (1,311)            --             --
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   1993....................       3,000           3       320          --       2,008      (1,311)            --             --

Issuances of Common Stock.           --          --        12          --           5           --            --             --
Common Stock issued in
   exchange for consulting
   services...............           --          --         5          --           2           --            --             --
Loss for the period.......           --          --        --          --          --      (3,943)            --             --
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   1994...................        3,000           3       337          --       2,015      (5,254)            --             --
Issuances of Common Stock.           --          --        16          --           8           --            --             --
Issuances of Series B
   Preferred Stock........       20,636          21        --          --      10,297           --            --             --
Stock issuance costs......           --          --        --          --         (27)          --            --             --
Loss for the period.......           --          --        --          --          --      (5,739)            --             --
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   1995...................       23,636          24       353          --      12,293     (10,993)            --             --
Issuances of Common Stock.           --          --        84           1          28           --            --             --
Issuances of Series B
   Preferred Stock....            6,500           6        --          --       3,244           --            --             --
Issuances of Series C
   Preferred Stock........        3,333           3        --          --       1,997           --            --             --
Stock issuance costs......           --          --        --          --        (26)           --            --             --
Notes receivable from
   stockholders for the
   purchase of shares.....           --          --        --          --          --           --            --             --
Loss for the period.......           --          --        --          --          --      (6,972)            --             --
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   1996...................       33,469          33       437           1      17,536     (17,965)            --             --
Issuances of Series C
   Preferred Stock........        9,984          10        --          --       5,981           --            --             --
Issuances of Series D
   Preferred Stock........        9,048           9        --          --       6,777           --            --             --
Issuances of Common Stock.           --          --       656           1         255           --            --             --
Conversion of Preferred
   Stock to Common Stock..     (52,501)        (52)     6,262           6          46           --            --             --
Issuance of shares in
   initial public offering,          --          --     3,163           3      34,529           --            --             --
      net
Exercise of stock options.           --          --        32          --           9           --            --             --
Repayment of notes receivable
   from  stockholders.....           --          --        --          --          --           --            --             --
Repurchase of Common Stock           --          --       (1)          --          --           --            --             --
Stock issuance costs......           --          --        --          --       (109)           --            --             --
Issuances of Common Stock and
   options at below market
   value..................           --          --        --          --       2,336           --       (2,336)             --
Amortization of deferred                                                                                                     --
   compensation...........           --          --        --          --          --           --           386
Loss for the period.......           --          --        --          --          --     (11,428)            --             --
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   1997...................           --          --    10,549          11      67,360     (29,393)       (1,950)             --
Reclassification of deferred
   compensation...........           --          --        --          --       (202)           --           202             --
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   1997...................           --          --    10,549          11      67,158     (29,393)       (1,748)             --
Exercise of stock options.           --          --        28          --          10           --            --             --
Issuance of stock for
   401(K) match...........           --          --        20          --         236           --            --             --
Issuance of stock under
   Employee Stock Purchase
   Plan...................           --          --        40          --         255           --            --             --
Amortization of deferred                                                                                                     --
   compensation...........           --          --        --          --         870           --           553             --
Loss for the period.......           --          --        --          --          --     (19,718)            --             --
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   1998..................            --          --    10,637          11      68,529     (49,111)       (1,195)             --
Issuance of shares in public
   offering, net..........           --          --     2,875           3      31,354           --            --             --
Exercise of stock options.           --          --       189          --       1,157           --            --             --
Issuance of stock options to                                                                                                 --
   employees..............           --          --        --          --       2,152           --       (2,152)

Issuance of stock for 401(
   K) match...............           --          --        12          --         292           --            --             --
Issuance of stock under
   Employee Stock Purchase
   Plan...................           --          --        22          --         220           --            --             --
Repayment of notes
   receivable from
   stockholders...........           --          --        --          --          --           --            --             --
Exercise of warrant, net..           --          --        30          --          --           --            --             --
Amortization of deferred                                                                                                     --
   compensation...........           --          --        --          --       3,804           --           894             --


                                   Notes
                                receivable        Net
                                   from       Stockholders'
                                stockholders     Equity
                                ------------  -------------
Balance at January 7, 1993      $    --       $    --

Issuances of Common Stock.                          2
Issuances of Series A
   Preferred Stock........           --         2,000
Stock issuance costs......           --          (34)
Common Stock issued in
   exchange for
   exclusive license......           --            41
Common Stock issued in
   exchange for consulting
   services...............           --             2
Loss for the period.......           --       (1,311)
                               -------------  -------------
Balance as of December 31,
   1993...................           --           700
Issuances of Common Stock.           --             5
Common Stock issued in
   exchange for  consulting
   services...............           --             2
Loss for the period.......           --       (3,943)
                             --------------- --------------
Balance as of December 31,
   1994...................                    (3,236)
Issuances of Common Stock.                          8
Issuances of Series B
   Preferred Stock                   --        10,318
Stock issuance costs......           --          (27)
Loss for the period.......           --       (5,739)
                             --------------- --------------
Balance as of December 31,
   1995..................                       1,324
Issuances of Common Stock.           --            29
Issuances of Series B
   Preferred Stock                   --         3,250
Issuances of Series C
   Preferred Stock........           --         2,000
Stock issuance costs......           --          (26)
Notes receivable from
   stockholders for the
   purchase of shares.....         (14)          (14)
Loss for the period.......           --       (6,972)
                             --------------- --------------
Balance as of December 31,
   1996...................         (14)         (409)
Issuances of Series C
   Preferred Stock.......            --         5,991
Issuances of Series D
   Preferred Stock........           --         6,786
Issuances of Common Stock.        (254)             2
Conversion of Preferred
   Stock to Common Stock..           --            --
Issuance of shares in
   initial public offering,          --        34,532
      net
Exercise of stock options.           --             9
Repayment of notes
   receivable from
   stockholders...........           50            50
Repurchase of Common Stock           --            --
Stock issuance costs......           --         (109)
Issuances of Common Stock and
   options at below market
   value.................            --            --
Amortization of deferred
   compensation..........            --           386
Loss for the period......            --      (11,428)
                             --------------- --------------
Balance as of December 31,
   1997..................         (218)        35,810
Reclassification of deferred
   compensation..........            --            --
                             --------------- --------------
Balance as of December 31,
   1997..................         (218)        35,810
Exercise of stock options.           --            10
Issuance of stock for 401(
   K) match..............            --           236
Issuance of stock under
   Employee Stock                    --           255
   Purchase Plan.........            --
Amortization of deferred
   compensation..........            --         1,423
Loss for the period......            --      (19,718)
                             --------------- --------------
Balance as of December 31,
   1998..................         (218)        18,016
Issuance of shares in public
   offering, net.........            --        31,357
Exercise of stock options.           --         1,157
Issuance of stock options to
   employees.............            --            --
Issuance of stock for 401(
   K) match..............            --           292
Issuance of stock under
   Employee Stock                    --           220
   Purchase Plan........             --
Repayment of notes
   receivable from
   stockholders..........           113           113
Exercise of warrant, net..           --            --
Amortization of deferred
   compensation..........            --         4,698

Issuance of warrant.......           --          --        --          --       5,400           --            --             --
Loss for the period.......           --          --        --          --          --     (22,187)            --             --
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   1999..................            --     $  --      13,765        $ 14   $ 112,908   $ (71,298)     $ (2,453)             --
Loss for the period......            --          --        --          --          --     (50,856)            --             --
Unrealized gain on available
   for sale securities...            --          --        --          --          --           --            --             76
Comprehensive income (loss)
   for period............
Issuance of shares in
   private placement, net            --          --     1,750           2      66,568           --            --
Exercise of stock options.           --          --       302          --       2,507           --            --             --
Issuance of stock for 401(K)
   match.................            --          --         7          --         386           --            --             --
Issuance of stock under
   Employee Stock Purchase
   Plan..................            --          --        28          --         334           --            --             --
Repayment of notes
   receivable from
   stockholders..........            --          --        --          --          --           --            --             --
Proceeds from sale of call
   options                           --          --        --          --       2,796           --            --             --
Exercise of warrant, net.            --          --        11          --          --           --            --             --
Amortization of deferred
   compensation..........            --          --        --          --      11,345           --         1,059
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   2000..................            --        $ --    15,863        $ 16   $ 196,844   $(122,154)     $ (1,394)         $   76
Loss for the period......            --          --        --          --          --     (66,741)            --             --
Unrealized gain on available
   for sale  securities..            --          --        --          --          --           --            --            113
Comprehensive (loss) income
   for period............
Issuance of shares in
   private placement, net            --          --     1,396           1      43,384           --            --             --
Exercise of stock options.           --          --       127          --       1,249           --            --             --
Issuance of stock for 401
   (K) match.............            --          --        10          --         481           --            --             --
Issuance of stock under
Employee Stock
   Purchase Plan...                  --          --        18          --         348           --            --             --
Proceeds from sale of call
   options...............            --          --        --          --         344           --            --             --
Amortization of deferred
   compensation (reversal of
   compensation expense).            --          --        --          --     (1,254)           --         2,190             --
Deferred compensation
   recorded for consultant that
   became an employee....            --          --        --          --       3,329           --       (3,329)             --
                               ---------   -------------------   -----------------------------------------------------------------
Balance as of December 31,
   2001..................            --        $ --     17,414       $ 17   $ 244,725   $(188,895)     $ (2,533)         $  189
                               =========   ===================   =================================================================

Issuance of warrant.......              --         5,400
Loss for the period.......              --      (22,187)
                             --------------- --------------
Balance as of December 31,
   1999..................        $   (105)     $  39,066
Loss for the period.......              --      (50,856)
Unrealized gain on available
   for sale securities...               --            76
                                             --------------
Comprehensive income (loss)
   for period............                       (50,780)
Issuance of shares in
   private placement, net               --        66,570
Exercise of stock options.              --         2,507
Issuance of stock for 401(K)
   match................                --           386
Issuance of stock under
   Employee Stock                       --           334
   Purchase Plan........
Repayment of notes
   receivable from
   stockholders.........                96            96
Proceeds from sale of call
   options                              --         2,796
Exercise of warrant, net.               --            --
Amortization of deferred
   compensation..........               --        12,404
                             --------------- --------------
Balance as of December 31,
   2000..................        $     (9)     $  73,379
Loss for the period......               --      (66,741)
Unrealized gain on available
   for sale  securities..               --           113
                                             --------------
Comprehensive (loss) income
   for period............                       (66,628)
Issuance of shares in
   private placement, net               --        43,385
Exercise of stock options.              --         1,249
Issuance of stock for 401
   (K) match.............               --           481
Issuance of stock under
   Employee Stock
   Purchase Plan...                     --           348
Proceeds from sale of call
   options...............               --           344
Amortization of deferred
   compensation (reversal of
   compensation expense).               --           936
Deferred compensation
   recorded for consultant that
   became an employee....               --            --
                             --------------- --------------
Balance as of December 31,
   2001..................        $     (9)     $  53,494
                             =============== ==============

                See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                              Cumulative from
                                                               For the years ended December 31,                  Inception
                                                       --------------------------------------------------    (January 7, 1993) to
                                                          1999             2000               2001            December 31, 2001
                                                       ---------       ------------         -------------     ------------------
Cash flows from operating activities:
    Net loss.......................................    $  (22,187)     $   (50,856)         $   (66,741)       $      (188,895)
    Adjustments to reconcile net loss to net
       cash used by operating activities:
      Depreciation and amortization of
         property, furniture and equipment.........            789            1,368                1,870                  6,822
      Non-cash compensation expense................          4,698           12,404                  936                 19,847
      Amortization of deferred revenue - Roche                  --            (956)              (1,304)                (2,260)
      Other amortization...........................             34               26                   43                    152
      401 (K) plan stock match.....................            292              386                  481                  1,395
      Provision for equipment held for resale .....             --               --                   --                     61
      Stock issued for consulting services ........             --               --                   --                      5
      Stock issued to repay interest on  notes to
         stockholders..............................             --               --                   --                    195
      Debt issued for research and development ....             --               --                   --                    194
      Cumulative effect of change in
         accounting principle .....................             --            4,180                   --                  4,180
      Loss on disposal of property and
         equipment.................................             --               --                   --                     16
      Decrease (increase) in assets:
      Accounts receivable and loans to employees ..             44               20                    2                    (2)
      Accounts receivable Roche....................          (144)              144                   --                    --
      Prepaid expenses.............................             53            (125)                   39                  (354)
      Other assets.................................           (40)             (67)                   60                  (195)
      Increase (decrease) in liabilities:
      Accounts payable.............................          4,983          (2,683)                (782)                  2,694
      Accounts payable - Roche ....................             --            9,556                3,313                 12,869
      Accrued compensation.........................            199              331                  689                  2,048
      Accrued expenses.............................          1,947            (570)                  773                  3,587
      Deferred revenue - Roche.....................             --            2,000                   --                  2,000
                                                       -----------     ------------         ------------       ----------------
      Net cash used by operating activities .......        (9,332)         (24,842)             (60,621)              (135,641)
                                                       -----------     ------------         ------------       ----------------
 Cash flows from investing activities:
   Purchase of property, furniture and equipment ..          (657)            (716)              (1,666)                (3,886)
      Net sale (purchase) of short-term investments         (7,519)         (51,174)                9,626               (52,323)
   Equipment held for resale ......................             --               --                   --                   (61)
   Organizational  costs...........................             --               --                   --                    (8)
      Patent costs.................................          (116)            (307)                (633)                (1,604)
                                                       -----------     ------------         ------------       ----------------
     Net cash provided (used) by investing
        activities.................................        (8,292)         (52,197)                7,327               (57,882)
                                                       -----------     ------------         ------------       ----------------
 Cash flows from financing activities:
   Proceeds (payments) from notes payable .........             --               --                   --                  6,150
   Lease costs.....................................             --               --                   --                   (13)
   Principal payments under capital lease
      obligations .................................          (520)            (938)              (1,093)                (4,789)
   Proceeds from issuance of Common Stock, net.....         31,357           66,570               43,385                175,679
   Proceeds from issuance of Preferred Stock.......             --               --                   --                 23,896
   Proceeds from sale of call options..............             --            2,796                  344                  3,140
   Proceeds from exercise of stock options.........          1,157            2,507                1,249                  4,932
   Employee stock purchase plan stock issuance ....            220              334                  348                  1,157
   Warrant issuance ...............................          5,400               --                   --                  5,400
   Repayment of notes receivable from  stockholders            113               96                   --                    259
                                                       -----------     ------------         ------------       ----------------
   Net cash provided by financing activities.......         37,727           71,365               44,233                215,811
                                                       -----------     ------------         ------------       ----------------
   Net increase (decrease) in cash and cash
      equivalents .................................         20,103          (5,674)              (9,061)                 22,288
   Cash and cash equivalents at beginning of period         16,920           37,023               31,349                     --
                                                       -----------     ------------         ------------       ----------------

   Cash and cash equivalents at end of  period ....    $    37,023     $     31,349         $     22,288              $  22,288
                                                       ===========     ============         ============       ================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest...........    $       161     $        257         $        189               $  1,551
                                                       ===========     ============         ============       ================


Supplemental disclosures of noncash investing and financing activities are described in Note 10.

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

     Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents of $31.3 million and $22.3 million at December 31, 2000 and 2001, respectively, are stated at cost and consist primarily of overnight commercial paper, variable rate demand notes, commercial paper, and short-term debt securities. The carrying amount of cash and cash equivalents approximates fair value.

     Short-Term Investments

        Short-term investments, which consist of short-term debt securities, commercial paper and federal agency securities, are classified as available-for-sale securities, and are reported at fair value based generally on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders' equity until realized.

        In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year.

        Financial Instruments

        Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is determined using available market information.

        Financial instruments other than short-term investments held by the Company include accounts receivable, notes receivable, accounts payable and obligations under capital leases. The Company believes that the carrying amount of these financial instruments approximates their fair value.

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

     Intangible Assets

        Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. There were no impairments identified during 1999, 2000 or 2001.

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

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

     Use of Estimates

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

     Net Loss Per Share

        In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At December 31, 1999, 2000 and 2001, there were 1,712,000, 1,817,000 and 2,161,000 options to purchase common stock outstanding, respectively. At December 31, 1999, 2000 and 2001 there was a warrant outstanding to purchase 362,000 shares of common stock.

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

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS -CONTINUED

     Segment Reporting

        SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for reporting information about the Company's operating segments. The Company operates in one business segment, the business of discovery, development and commercialization of novel pharmaceuticals.

     Adoption of SAB No. 101

        Prior to the quarter ended December 31, 2000, the Company recognized license fee and milestone revenue upon receipt of payment and completion of the related milestone. During the quarter ended December 31, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission ("SEC") which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The cumulative effect of this change in accounting principle, $4.2 million or $(0.27) per share, was reported as a cumulative effect of a change in accounting principle retroactive to January 1, 2000 and relates to the $4.6 million previously recognized as revenue in connection with the initiation of our collaboration with Roche in 1999. In each of 2000 and 2001, $840,000 of the $4.2 million was recognized as revenue.

2.  SHORT-TERM INVESTMENTS

        The following is a summary of available-for-sale securities. Estimated fair values of available-for-sale securities are based generally on quoted market prices.

                                                                    Gross             Gross
                                                Amortized        Unrealized        Unrealized        Market
                                                   Cost             Gains             Losses          Value
                                            --------------    -------------     -------------    -----------
December 31, 2000
Corporate debt securities, maturing in
  less than 1 year                               $ 53,937          $    80            $    7        $54,010
Corporate debt securities, maturing in
  1 to 5 years                                        574                2                --            576
Commercial paper, maturing in less
  in less than 1 year                               7,438                1                --          7,439
                                            --------------    -------------     -------------    -----------
                                                 $ 61,949          $    83            $    7        $62,025
                                            ==============    =============     =============    ===========

December 31, 2001
Corporate debt securities, maturing in
  less than 1 year                               $ 28,805          $   192            $   --        $28,997
Corporate debt securities, maturing in
  1 to 5 years                                      1,057                1                --          1,058
Other debt securities, maturing in less
  than 1 year                                      12,159               --                --         12,159
Federal agency securities, maturing
  In less than 1 year                               9,265               19                38          9,246
Federal agency securities, maturing
  in  1 to 5 years                                  1,037               15                --          1,052
                                            --------------    -------------     -------------    -----------
                                                 $ 52,323          $   227            $   38        $52,512
                                            ==============    =============     =============    ===========

                                 TRIMERIS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

        The Company has classified all of its short-term investments as current assets because management expects these investments to be used during 2002 for current operations. There were no sales of these investments or realized gains or losses during 1999, 2000 or 2001.

3.  LEASES

        The Company is obligated under various capital leases for furniture and equipment that expire at various dates during the next three years. The gross amount of furniture and equipment and related accumulated amortization recorded under capital leases and included in property, furniture and equipment were as follows at December 31, 2000 and 2001 (in thousands):

                                               2000                   2001
                                          ----------------       ---------------
Furniture and equipment................... $        4,026          $      3,475
Less accumulated amortization.............        (1,591)               (2,175)
                                          ----------------       ---------------

                                           $        2,435          $      1,300
                                          ================       ===============

        The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through September 2005. Rental expense, including maintenance charges, for operating leases during 1999, 2000 and 2001 was $782,000, $929,000, and $1.0 million respectively.

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2001 (in thousands) are:

                                                        CAPITAL              OPERATING
                                                         LEASES                LEASES
                                                      ---------------     -------------------
Year ending December 31:
   2002..............................................  $       1,035         $         1,312
   2003..............................................            782                   1,221
   2004..............................................            279                     498
   2005..............................................             --                     382
                                                      ---------------     -------------------
Total minimum lease payments.........................          2,096         $         3,413
                                                                          ===================

Less amount representing interest....................            154
                                                      ---------------

Present value of net minimum capital lease payments..          1,942
Less current installments of obligations under capital
    leases..........................................             928
                                                      ---------------
Obligations under capital leases,  excluding current
    Installments.....................................  $       1,014
                                                      ===============

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

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

4.  PROPERTY, FURNITURE AND EQUIPMENT

        Property, furniture and equipment consists of the following at December 31, 2000 and 2001 (in thousands):

                                                              2000                2001
                                                         -----------------    ----------------
Furniture and equipment..............................     $         4,208      $        6,389
Leasehold improvements...............................                 681                 711
Furniture and equipment under capital lease..........               4,026               3,475
                                                         -----------------    ----------------
                                                                    8,915              10,575
Less accumulated depreciation and amortization.......             (4,932)             (6,796)
                                                         -----------------    ----------------

                                                          $         3,983      $        3,779
                                                         =================    ================

5. STOCKHOLDERS' EQUITY

        In June 2000, the Company's Certificate of Incorporation was amended to grant the Company the authority to issue 70,000,000 shares of stock consisting of 60,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

        At December 31, 2000 and 2001, loans with an interest rate of 8% totaling $9,000, respectively, were outstanding to a former employee of the Company for purchase of shares of the Company's Common Stock. This amount has been presented as a reduction of stockholders' equity in the statement of stockholders' equity.

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

        In May 2001, the Company closed a private placement of approximately
1.4 million shares of common stock at $33.00 per share. The net proceeds of the offering were approximately $43.4 million after deducting applicable issuance costs and expenses of approximately $2.7 million.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

     Derivative Transactions

        In September 2001, the Company entered into derivative transactions with a financial institution that may be settled by selling up to 107,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company's stock at the inception of the transaction. The Company received $344,000 in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, "Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intends to settle the contracts by issuing shares. All of these derivative transactions expire or mature in September 2002.

        In July 2000, the Company entered into a derivative transaction with a financial institution that may be settled by selling up to 300,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company's stock at the inception of the transaction. The Company received $2.8 million in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19. Concurrently, the Company entered into a second derivative transaction with the same financial institution on shares of its common stock at no net premium to either party. These contracts expired unexercised during July 2001.

     Preferred Stock

        The Board of Directors has the authority to issue shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders.

6.  STOCK OPTION PLAN

        In 1993, the Company adopted a stock option plan which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. New Stock Option Plan (the "Stock Option Plan") was implemented and replaced the 1993 plan. Under the Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 4,102,941 shares of Common Stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company's Common Stock on the date of grant and an option's maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $.34 to $78.50 per share. The vesting period generally occurs ratably over four years. At December 31, 2001, there were approximately 938,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at inception of the Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $.43. No more grants will be made under the 1993 plan.

Stock option transactions for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                         Weighted                    Weighted                  Weighted
                                         Average                     Average                   Average
                             1999        Exercise       2000         Exercise      2001        Exercise
                                          Price                       Price                     Price
                         ------------  -----------  -------------  -----------  -----------   ----------
Options outstanding
   at  January 1......     1,035,000     $  6.31       1,712,000     $  9.93     1,817,000     $ 22.19
  Granted.............       961,000       12.88         441,000       60.13       578,000       40.22
  Exercised...........     (189,000)        6.12       (302,000)        8.31     (127,000)        9.82
  Cancelled...........      (95,000)        7.84        (34,000)       20.62     (107,000)       34.73
                         ------------  -----------  -------------  -----------  -----------   ----------
Options outstanding
   at end of period...     1,712,000     $  9.93      1,817,000     $  22.19     2,161,000     $ 27.12
                         ============  ===========  =============  ===========  ===========   ==========

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

The following summarizes information about stock options outstanding as of December 31, 2001:

                                          Options Outstanding                         Options Exercisable
                        -----------------------------------------------------   -------------------------------
                                              Weighted
                                              Average
                            Number           Remaining         Weighted                              Weighted
 Range of Exercise        Outstanding       Contractual     Average Exercise       Number            Average
       Price             as of 12/31/01        Life             Price            Exercisable      Exercise Price
---------------------   ----------------   -------------   ------------------   --------------   ----------------
 $         0.34-1.00            126,000            4.76      $          0.47          126,000      $        0.47
 $         5.88-8.00            324,000            6.31      $          7.88          284,000      $        7.90
 $       9.00-11.625            559,000            7.30      $         11.60          360,000      $       11.60
 $      11.626-29.00            298,000            8.19      $         20.82          132,000      $       18.10
 $       29.01-45.10            342,000            9.49      $         40.87           16,000      $       40.37
 $      45.11-61.875            392,000            8.56      $         54.29          184,000      $       56.88
 $      61.876-78.50            120,000            8.75      $         66.96           22,000      $       66.69
                        ----------------   -------------   ------------------   --------------   ----------------
 $        0.34-78.50          2,161,000            7.78      $         27.12        1,124,000      $       19.10
                        ================   =============   ==================   ==============   ================

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For the year ended December 31, 1997, the Company recorded a deferred charge of $2,336,000, representing the difference between the exercise price and the deemed fair value of the Company's Common Stock for 348,000 shares of Common Stock and 132,000 shares subject to Common Stock Options granted in 1997. In 1999, the Company recorded a deferred charge of $2,152,000, representing the difference between the fair value of the Company's Common Stock on the date of grant and the fair value of the Company's Common Stock on the date of shareholder approval for 654,000 shares subject to common stock options. In 2001, the Company recorded a deferred charge of $3,329,000 representing the difference between the fair value of the Company's Common Stock on the date a former consultant became an employee, and the exercise price of the Common Stock Options held at that date.

            Compensation expense for employee stock options was $894,000, $1.1 million and $2.2 million for 1999, 2000 and 2001, respectively.

            Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18 over the service period that generally coincides with vesting, generally four years. The measurement date for the calculation of compensation expense is considered to be the date when all services have been rendered or the date that options are fully vested. Compensation expense is recognized during interim periods up to the measurement date based on changes in the fair value of the Company's common stock. Compensation expense for non-employee stock options of $3.8 million and $11.3 million, for the years ended December 31, 1999 and 2000, respectively, was recorded as an increase to additional paid-in capital. Compensation expense reversal of $1.3 million for the year ended December 31, 2001, was recorded as a decrease to additional paid-in capital.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

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

                                          1999                     2000                      2001
                                   ------------------        ----------------          ----------------
  Net loss:
  As reported.................      $       (22,187)          $     (50,856)            $     (66,741)
  Compensation cost recorded
     under APB 25.............                   894                  1,059                     2,190
  Compensation cost
     resulting from common
     stock options, restricted
     stock and employee stock
     purchase plan............               (2,553)                 (8,334)                  (12,174)
                                   ------------------        ----------------          ----------------
  Pro forma ..................        $     (23,846)          $     (58,131)            $     (76,725)
                                   ==================        =================         =================
  Basic and diluted loss per
     share:
     As reported..............        $       (1.79)          $       (3.27)            $       (3.96)
     Pro forma................        $       (1.92)          $       (3.74)            $       (4.55)

        The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                            1999                  2000                   2001
                                      ----------------     -----------------      -----------------
Estimated dividend yield                        0.00%                0.00%                  0.00%
Expected stock price volatility                 86.0%                91.4%                  50.0%
Risk-free interest rate                         5.20%                6.30%                  4.00%
Expected life of options                      5 years              5 years                5 years
Expected life of employee stock
  purchase plan options                       2 years              2 years                2 years

        The effects of applying SFAS 123 for disclosing compensation cost may not be representative of the effects on reported net income for future years because pro forma net loss reflects compensation costs only for stock options granted in 1995 and subsequent years and does not consider compensation cost for stock options granted prior to January 1, 1995.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

7. INCOME TAXES

        At December 31, 2001, the Company has net operating loss carryforwards (NOL's) for federal and state income tax purposes of approximately $173.3 million which expire in varying amounts between 2008 and 2021. The Company has research and development credits of $4.4 million which expire in varying amounts between 2008 and 2021.

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

        The components of deferred tax assets and deferred tax liabilities as of December 31, 2000 and 2001 are as follows:

                                             2000                2001
                                       ----------------   ------------------
                                                 (in thousands)
          Deferred tax assets:
          Tax loss carryforwards         $      40,967      $        66,804
          Tax credits                            2,203                4,365
          Reserves and accruals                  6,031                5,603
                                       ----------------   ------------------
                                                49,201               76,772

          Valuation allowance                 (49,201)             (76,772)
                                       ----------------   ------------------

          Net deferred asset                        --                   --

          Deferred tax liabilities:
          Deferred tax liability                    --                   --
                                       ----------------   ------------------

          Net deferred tax assets           $       --      $            --
          (liability)
                                       ================   ==================

        The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The increase in the valuation allowance was approximately $8.5 million, $21.0 million and $27.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

        The reasons for the difference between the actual income tax benefit for the years ended December 31, 1999, 2000 and 2001 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

                                          % of Pre-                     % of Pre-                    % of Pre-
                               1999       tax Loss         2000         tax Loss        2001         tax Loss
                            ----------   -----------    ----------     ----------    -----------    ----------
Income   tax   benefit  at
statutory rate                $(7,544)     (34.00)%     $(17,292)       (34.00)%      $(22,692)     (34.00)%

State  income  taxes,  net
of federal benefit                 --            --            --             --            --            --
Non-deductible  meals  and
entertainment expenses             26         0.12%            14          0.03%            13         0.02%
Non-deductible
compensation                      304        1.37 %           361          0.70%           745         1.12%
Additional      deductible
compensation                       --            --       (1,410)        (2.77)%         (501)       (0.75)%
Generation   of   research
credit                          (839)       (3.78)%         (569)        (1.12)%       (2,162)       (3.24)%
Change in federal  portion
of valuation allowance          8,053        36.29%        18,896         37.16%        24,597        36.85%
                            ----------    ----------    ----------     ----------    ----------    ----------
Income tax benefit            $    --            --     $      --             --      $     --            --
                            ==========    ==========    ==========     ==========    ==========    ==========

8. EMPLOYEE BENEFIT PLANS

     401 (K) Plan

        The Company has a 401(k) Profit Sharing Plan (the "Plan") covering all qualified employees. Participants may elect a salary reduction from 1% to 12% as a contribution to the Plan. Modifications of the salary reductions may be made quarterly. The Plan permits the Company to match participants' contributions. Beginning in 1998, the Company matched 100% of a participant's contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company's stock on the last trading day of the year. During 1999, 12,000 shares were issued and compensation expense of $292,000 was recognized. During 2000, 7,000 shares were issued, and compensation expense of $386,000 was recognized. During 2001, 10,000 shares were issued, and compensation expense of $481,000 was recognized. These shares vest ratably based on a participant's years of service and are fully vested after four years of service.

        The normal retirement age shall be the later of a participant's 65th birthday or the fifth anniversary of the first day of the Plan year in which participation commenced. The Plan does not have an early retirement provision.

        Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the date of the grant or the date the right to purchase is exercised. A total of 22,000, 28,000, and 18,000 shares were issued under this plan in 1999, 2000, and 2001, respectively.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

        Post-Retirement Health Insurance Continuation Plan

        In June 2001, the Company adopted a post-retirement health insurance continuation plan ("the Plan"). Employees who have achieved the eligibility requirements of 60 years of age and 10 years of service are eligible to participate in the Plan. The Plan provides participants the opportunity to continue participating in the Company's group health plan after their date of retirement. Participants will pay the cost of health insurance premiums for this coverage, less any contributions by the Company, currently capped at $300 per month per participant.

        The components of net periodic post-retirement benefits cost and the significant assumptions of the Plan for 2001 consisted of the following:

                                                           2001
                                                ------------------------
                                                      (in thousands)

 Service cost                                       $                 7
 Interest cost                                                        1
 Amortization of prior service costs                                  2
                                                ------------------------
   Total                                            $                10
                                                ========================

        The Plan's status as of December 31 was as follows:

                                                           2001
                                                -------------------------
                                                      (in thousands)

 Accumulated post-retirement benefit obligation     $               (47)
 Unrecognized prior service cost                                      35
 Unrecognized net loss                                                 2
                                                -------------------------
   Accrued post-retirement benefit cost             $               (10)
                                                =========================

        The accumulated post-retirement benefit obligation was determined using a discount rate of 7.25%. A one percent decrease in the discount rate would increase the accumulated post-retirement benefit obligation at December 31, 2001 by approximately $11,000. The assumed medical care cost trend rate is 12% for 2002, declining ratably to 6% in 2008. A change in the assumed medical care cost trend rate does not affect the accumulated post-retirement benefit obligation since the benefit is a fixed contribution amount by the Company.

9. ROCHE COLLABORATION

        In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for T-20 and T-1249. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999, and a milestone payment of $2 million in 2000. Roche will provide up to an additional $56 million in cash upon achievement of developmental, regulatory and commercial milestones. This agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice.

                                 TRIMERIS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

        In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of Common Stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised at December 31, 2001. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00 %; risk-free interest rate of 5.20%; and expected option life of 10 years.

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

10. SUPPLEMENTARY CASH FLOW INFORMATION

        Capital lease obligations of $1,119,000, $2,050,000 and $0 were incurred in 1999, 2000 and 2001, respectively, for leases of new furniture and equipment.

11. COMMITMENTS AND CONTINGENCIES

        The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        The Company is in dispute with a consultant regarding the amount of payment of a fee for services rendered. The Company has recorded its estimate of the amount due for the services provided, however the ultimate resolution of this matter cannot presently be determined. In the event the Company is required to pay the fee currently demanded by the consultant, it could have a material effect on the Company's results from operations.

        As of December 31, 2001, the Company had commitments of approximately $13.5 million to purchase product candidate materials and fund various clinical studies over the next twelve months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, Trimeris and Roche are obligated to share equally the future development expenses for T-20 and T-1249 for the United States and Canada.

12. SUBSEQUENT EVENT

        In January 2002, the Company closed a private placement of approximately
1.3 million shares of common stock at $34.00 per share. The net proceeds of the offering were approximately $41.0 million after deducting applicable issuance costs and expenses of approximately $1.8 million.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Trimeris, Inc.
                                              --------------
                                                (Registrant)

March 25, 2002                          /s/  DANI P. BOLOGNESI
--------------                          --------------------------------------
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

     Signature                             Capacity                                 Date
     ---------                             --------                                 ----

/s/  DANI P. BOLOGNESI               Chief Executive Officer (principal         March 25, 2002
------------------------------       executive officer), Chief                  --------------
     Dani P. Bolognesi, Ph.D.        Scientific Officer and Director

/s/  ROBERT R. BONCZEK               Chief Financial Officer and                March 25, 2002
------------------------------       General Counsel                            --------------
     Robert R. Bonczek               (principal financial officer)

/s/  M. NIXON ELLIS                  Chief Business Officer and                 March 25, 2002
------------------------------       Executive Vice President                   --------------
     M. Nixon Ellis

/s/  TIMOTHY J. CREECH               Director of Finance and                    March 25, 2002
------------------------------       Secretary (principal accounting officer)   --------------
     Timothy J. Creech

/s/  JEFFREY M. LIPTON               Chairman of the Board of Directors         March 25, 2002
------------------------------                                                  --------------
     Jeffrey M. Lipton

/s/  E. GARY COOK                    Director                                   March 25, 2002
------------------------------                                                  --------------
     E. Gary Cook, Ph.D.

/s/  CHARLES A. SANDERS              Director                                   March 25, 2002
------------------------------                                                  --------------
     Charles A. Sanders, M.D.

/s/  J. RICHARD CROUT                Director                                   March 25, 2002
------------------------------                                                  --------------
     J. Richard Crout, M.D.

/s/  KEVIN TANG                      Director                                   March 25, 2002
------------------------------                                                  --------------
     Kevin Tang

                                  EXHIBIT INDEX

(a)  Exhibits

      3.1 *         Amended and Restated Bylaws of the Registrant.
      3.2 /f/       Fourth Amended and Restated Certificate of Incorporation of the Registrant
      4.1 *         Specimen certificate for shares of Common Stock.
      4.2 *         Description of Capital Stock (contained in the Fourth Amended and Restated
                    Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).
      10.1 *        License Agreement dated February 3, 1993, between the Registrant and Duke
                    University.
      10.2 *        Cooperation and Strategic Alliance Agreement dated April 21, 1997, between the
                    Registrant and MiniMed Inc.
      10.3 /j/      Trimeris, Inc. Amended and Restated Stock Incentive Plan.
      10.4 *        Trimeris, Inc. Employee Stock Purchase Plan.
      10.5 *        Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.
      10.6 *        Form of Indemnification Agreements.
      10.7 *        License Agreement dated September 9, 1997 between the Registrant and The New
                    York Blood Center.
      10.8 /a/      Master Lease Agreement dated May 28, 1998 between the Company and Finova
                    Technology Finance, Inc.
      10.9 /b/      Prototype Defined Contribution Plan and Trust for the Trimeris, Inc. Employee 401 (k)
                    Plan.
      10.10 /a/     Adoption Agreement for the Trimeris, Inc. Employee 401 (k) Plan.
      10.11 /b/     Chief Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated April 21, 1999.
      10.12 /c/     Development and License Agreement between Trimeris and Hoffmann-La Roche dated
                    July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the
                    Commission granting confidential treatment.).
      10.13 /c/     Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July
                    9, 1999.
      10.14 /c/     Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.
      10.15 /c/     Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999
      10.16 /c/     Sublease Agreement between Trimeris, Inc. and Blue Cross and Blue Shield of North
                    Carolina dated May 15, 1999.
      10.17 /c/     Lease Agreement between Hamad Jassim Althani and Blue Cross and Blue Shield of
                    North Carolina, relating to Sublease Agreement filed as Exhibit 10.21 hereto
      10.18 /d/     Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000.
      10.19 /e/     Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31,
                    2000.
      10.20/g/      Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd, and
                    Hoffmann-La Roche, Inc. dated January 1, 2000 (portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

      10.21/h/      Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc.
                    and the purchasers set forth on the signature page thereto.
      10.22         Lease Assignment and Modification Agreement dated as of September 27, 2001 between Trimeris, Inc., Blue Cross and Blue Shield of North Carolina, and Hamad
                    Jassim Althani.
      10.23         Third Amendment to Lease dated as of November 30, 2001 between Hamad Jassim
                    Althani and Trimeris, Inc.
      10.24         Sublease Agreement dated as of December 14, 2001 between Trimeris, Inc. and
                    Triangle Pharmaceuticals, Inc.

      10.25         Second Amendment dated as of January 21, 2002 between University Place Properties,
                    LLC and Trimeris, Inc.
      10.26/i/      Form of Equity Option Confirmation for Call Transaction.
      10.27/k/      Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris,
                    Inc. and the purchasers set forth on the signature page thereto.
      23            Consent of KPMG LLP

     -------------------

     *        Incorporated by reference to Trimeris' Registration Statement on Form S-1, as amended (File
              No. 333-31109) initially filed with the Commission on July 11, 1997.
     (a)      Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1998.
     (b)      Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1999.
     (c)      Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1999.
     (d)      Incorporated by reference to Trimeris' Annual Report on Form 10-K for the year ended
              December 31, 1999 filed with the Commission on March 29, 2000.
     (e)      Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended
              March 31, 2000.
     (f)      Incorporated by reference to Trimeris' 2000 Definitive 14A filed with the Commission on
              May 16, 2000.
     (g)      Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended
              June 30, 2001.
     (h)      Incorporated by reference to Trimeris' Current Report on Form 8-K filed on May 11, 2001.
     (i)      Incorporated by reference to Trimeris' Quarterly Report on Form 10-Q for the quarter ended
              September 30, 2001.
     (j)      Incorporated by reference to Trimeris' Registration Statement on Form S-8 filed with the
              Commission on November 30, 2001.
     (k)      Incorporated by reference to Trimeris' Current Report on Form 8-K filed with the
              Commission on January 30, 2002.

     All financial statement schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Financial Statements and Notes thereto.