Form 10-Q
period 2002-03-31
TRIMERIS INC
filed 2002-05-14
CIK 911326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                .

Commission File Number 0-23155

TRIMERIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1808663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3518 Westgate Drive
Durham, North Carolina 27707
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (919) 419-6050

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

The number of shares outstanding of the registrant’s common stock as of May 10, 2002 was 18,741,364

TRIMERIS, INC.
(A Development Stage Company)
FORM 10-Q

For the Three Months Ended March 31, 2002

INDEX

PART 1.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as of December 31, 2001 and March 31, 2002 (unaudited)	1
	Statements of Operations (unaudited) for the Three Months Ended March 31, 2001 and 2002 and Period From Inception (January 7, 1993) Through March 31, 2002	2
	Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2001 and 2002 and Period From Inception (January 7, 1993) Through March 31, 2002	3
	Notes to Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
PART 2.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits and Reports on Form 8-K	20
Signature Page		22
Exhibit Index		23

PART 1.     FINANCIAL INFORMATION

Item 1.    Financial Statements

TRIMERIS, INC.
(A Development Stage Company)

BALANCE SHEETS
(in thousands, except par value)

	December 31,	March 31,
	2001	2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,288	$35,405
Short-term investments	52,512	58,318
Accounts receivable	2	5
Prepaid expenses	354	317

Total current assets	75,156	94,045
Property, furniture and equipment, net	3,779	3,626

Other assets:
Patent costs, net	1,514	1,588
Equipment deposits	195	182

Total other assets	1,709	1,770

Total assets	$80,644	$99,441

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,694	$1,037
Accounts payable—Roche	12,869	10,776
Current installments of capital lease obligations	928	891
Accrued compensation	2,048	1,586
Deferred revenue—Roche	1,304	1,304
Accrued expenses	3,677	3,640

Total current liabilities	23,520	19,234
Obligations under capital leases, excluding current installments	1,014	791
Deferred revenue—Roche	2,616	2,290

Total liabilities	27,150	22,315

Commitments and contingencies
Stockholders’ equity:
Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2001 and March 31, 2002 (unaudited)	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 17,414 and 18,699 shares issued and outstanding at December 31, 2001 and March 31, 2002 (unaudited)	17	19
Additional paid-in capital	244,725	285,678
Deficit accumulated during the development stage	(188,895)	(206,596)
Deferred compensation	(2,533)	(2,074)
Accumulated other comprehensive income	189	108
Notes receivable from stockholders	(9)	(9)

Total stockholders’ equity	53,494	77,126

Total liabilities and stockholders’ equity	$80,644	$99,441

See accompanying notes to financial statements.

TRIMERIS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Cumulative from Inception (January 7, 1993) to March 31,
	2001	2002	2002
Revenue	$326	$326	$8,220

Operating expenses:
Research and development:
Non-cash compensation	(3,276)	(21)	7,584
Other research and development expense	13,836	14,759	162,844

Total research and development expense	10,560	14,738	170,428

General and administrative:
Non-cash compensation	490	403	12,645
Other general and administrative expense	2,306	3,390	41,096

Total general and administrative expense	2,796	3,793	53,741

Total operating expenses	13,356	18,531	224,169

Operating loss	(13,030)	(18,205)	(215,949)

Other income (expense):
Interest income	1,403	537	15,203
Interest expense	(45)	(33)	(1,670)

Total other income (expense)	1,358	504	13,533

Net loss before cumulative effect of change in accounting principle	$(11,672)	$(17,701)	$(202,416)
Cumulative effect of change in accounting principle	—	—	(4,180)

Net loss	$(11,672)	$(17,701)	$(206,596)

Basic net loss per share:
Before cumulative effect of accounting change	$(0.73)	$(0.97)
Accounting change	—	—

Basic net loss per share	$(0.73)	$(0.97)

Weighted average shares used in per share computations	15,914	18,286

See accompanying notes to financial statements.

TRIMERIS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Period From Inception (January 7, 1993) through March 31,
	2001	2002	2002
Cash flows from operating activities:
Net loss	$(11,672)	$(17,701)	$(206,596)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	442	480	7,302
Other amortization	7	12	164
Amortization of deferred revenue—Roche	(326)	(326)	(2,586)
Non-cash compensation	(2,786)	382	20,229
401(K) plan stock match	—	—	1,395
Provision for equipment held for resale	—	—	61
Stock issued for consulting services	—	—	5
Stock issued to repay interest on notes to stockholders	—	—	195
Debt issued for research and development	—	—	194
Cumulative effect of change in accounting principle	—	—	4,180
Loss on disposal of property and equipment	—	—	16
Changes in operating assets and liabilities:
Accounts receivable	1	(3)	(5)
Accounts receivable—Roche	—	—	—
Prepaid expenses	(24)	37	(317)
Other assets	9	13	(182)
Accounts payable	(1,699)	(1,657)	1,037
Accounts payable—Roche	(1,679)	(2,093)	10,776
Accrued compensation	(313)	(462)	1,586
Accrued expenses	90	(37)	3,550
Deferred revenue—Roche	—	—	2,000

Net cash used by operating activities	(17,950)	(21,355)	(156,996)

Cash flows from investing activities:
Sales (purchases) of short-term investments, net	10,564	(5,887)	(58,210)
Purchases of property and equipment	(226)	(327)	(4,213)
Equipment held for resale	—	—	(61)
Organization costs	—	—	(8)
Patent costs	(119)	(86)	(1,690)

Net cash provided (used) by investing activities	10,219	(6,300)	(64,182)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	6,150
Lease costs	—	—	(13)
Principal payments under capital lease obligations	(213)	(260)	(5,049)
Proceeds from issuance of Common Stock	—	40,765	216,444
Proceeds from issuance of Preferred Stock	—	—	23,896
Proceeds from sale of options	—	—	3,140
Proceeds from exercise of stock options	812	267	5,199
Proceeds from employee stock purchase plan exercise	—	—	1,157
Repayment of notes receivable from stockholders	—	—	259
Warrant issuance	—	—	5,400

Net cash provided by financing activities	599	40,772	256,583

Net increase (decrease) in cash and cash equivalents	(7,132)	13,117	35,405
Cash and cash equivalents, beginning of period	31,349	22,288	—

Cash and cash equivalents, end of period	$24,217	$35,405	$35,405

See accompanying notes to financial statements.

TRIMERIS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION

Trimeris, Inc. (the “Company”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. These financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” to recognize the fact that the Company is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the 2001 financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2002.

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

2.    BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At March 31, 2002, there were 2,341,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding. At March 31, 2001, there were 1,914,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3.    STATEMENTS OF CASH FLOWS

Interest of approximately $45,000 and $33,000 was paid during the three months ended March 31, 2001 and 2002, respectively. No new capital leases were incurred for the three months ended March 31, 2001 or 2002 for the purchase of new furniture and equipment.

TRIMERIS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4.    STOCKHOLDERS’ EQUITY

In October 1997, the Company closed its initial public offering of common stock at $12 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters’ over-allotment option which closed in November 1997, were approximately $34.5 million after deducting applicable issuance costs and expenses. In connection with the public offering, all the outstanding preferred stock was converted into 6,261,615 shares of the Company’s common stock.

In June 1999, the Company closed a public offering of common stock at $11.75 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the Underwriters’ over-allotment option, were approximately $31.4 million after deducting applicable issuance costs and expenses.

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

In September 2001, the Company entered into derivative transactions with a financial institution that may be settled by selling up to 107,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received approximately $344,000 in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intends to settle the contracts by issuing shares. All of these derivative transactions expire or mature in September 2002.

In January 2002, the Company closed a private placement of approximately 1.3 million shares of common stock at $34.00 per share. The net proceeds of the offering were approximately $40.8 million after deducting applicable issuance costs and expenses of approximately $2.0 million.

Other significant changes in additional paid-in capital during the three months ended March 31, 2002 were $77,000 debited to additional paid-in capital related to expense reversal of non-cash compensation charges.

5.    ROCHE COLLABORATION

In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd (“Roche”) to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for the two fusion inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made an initial cash payment to the Company of $10 million during 1999 and a milestone payment of $2 million in 2000. Roche will provide up to an additional $56 million in cash and funding upon achievement of developmental, regulatory and commercial milestones. In accordance with Staff Accounting Bulletin No. 101, the initial cash payment, net of the $5.4 million fair value of the warrant granted to Roche, is being amortized into revenue over the research and development term of the Roche agreement.

In June 2001, the Company announced a research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will equally fund worldwide research, development and commercialization costs, as well as share equally in profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999.

TRIMERIS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.    COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company’s available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($17,782,000) for the three months ended March 31, 2002. Comprehensive income (loss) totaled ($11,611,000) for the three months ended March 31, 2001. For the Company, other comprehensive income consists of unrealized gains or losses on securities available for sale.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2002. These factors include, but are not limited to: that we are a development stage company that has sustained losses since our inception, and expect our losses to continue and that we may never develop any drugs that achieve commercial viability; that if we cannot raise additional funds in the future, our ability to develop our drug candidates will suffer; that terrorists attacks such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks or acts of war may adversely affect the markets on which our common stock trades, our drug candidates, our financial condition and our results of operations, that any additional financing we obtain may dilute our stockholders, restrict our operating flexibility, or result in a transfer of rights to our technologies or drug candidates; that if we are unable to commercialize T-20, our lead drug candidate, our business will be materially harmed; that if our clinical trials are delayed or achieve unfavorable results, we may never obtain regulatory approval for our drugs or generate any revenues; that if sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis or we cannot obtain the quantities of raw materials required to manufacture our drug candidates, our financial condition and results of operations will be materially and adversely affected; that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected; that if we cannot maintain commercial manufacturing agreements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected; that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates; that even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities; that the HIV virus is likely to develop resistance to some of our drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position; that our stock price is highly volatile and you may not be able to sell our shares at or above the price you paid to acquire our shares; that we depend on patents and proprietary rights, which may offer only limited protection against infringement, and if we are unable to protect these rights, our assets and business could be materially harmed; that we are subject to extensive and complex government regulation, including regulation by the FDA, which can entail significant costs and could delay, limit or prevent commercialization of our drug candidates; that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer; that our drugs may not achieve market acceptance; that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations; that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation; that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage; that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock; that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer; and future sales of common stock by our existing stockholders or key management could adversely affect our stock price. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this Form 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

Critical Accounting Policies

We believe the following accounting policies are the most critical to our financial statements. We believe they are important to the presentation of our financial condition, and require the highest degree of management judgment to make the estimates necessary to ensure their fair presentation.

Revenue Recognition Under Staff Accounting Bulletin No. 101

Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The primary estimate we make in connection with the application of this policy is the length of the period of the research and development under our collaboration agreement with Roche. In the event our judgment of the length of this research and development term changes, the milestone revenue to be recognized under our collaboration with Roche would change prospectively in accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes.” If the term is expected to be longer, the amount of revenue recognized would be less per quarter than currently being recognized. If the term is expected to be shorter, the amount of revenue recognized would be more per quarter than currently being recognized.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At December 31, 2001 we estimated the future volatility at 50% based on the implied future volatility for call options in Trimeris stock quoted on the Chicago Board Options Exchange in January 2002. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

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

Call Transaction Accounting

In July 2000 and September 2001, we entered into derivative transactions with a financial institution that may be settled by selling shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received proceeds from the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” An extensive list of requirements including the ability to settle the transaction by issuing stock are required by this EITF in order to allow accounting for proceeds received as an increase to additional paid-in capital. The contracts for our derivative transactions met the detailed requirements in this EITF. There was no impact on the financial statements in the three months ended March 31, 2001 and 2002 for these transactions.

Overview

We began our operations in January 1993 and are a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

•	the development, patenting, preclinical testing and clinical trials of our drug candidates, T-20 and T-1249,

•	the development of a manufacturing process for T-20 and T-1249,

•	production of drug material for future clinical trials, and

•	research and development and preclinical testing of other potential product candidates.

We have lost money since inception and, as of March 31, 2002, had an accumulated deficit of approximately $206.6 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and a milestone payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses for the foreseeable future and expect losses to increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

•	the status of our research and development activities,

•	product candidate discovery and development efforts, including preclinical testing and clinical trials,

•	the timing of regulatory actions,

•	the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

•	our ability to work with Roche to manufacture, develop, sell, market and distribute T-20 and T-1249,

•	technological and other changes in the competitive landscape,

•	changes in our existing or future research and development relationships and strategic alliances,

•	development of any future research and development relationships or strategic alliances,

•	evaluation of the commercial viability of potential product candidates, and

•	other factors, many of which are outside of our control.

As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or Roche’s ability to successfully develop and obtain regulatory approval for T-20, T-1249 or other product candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

Clinical Development

The following discussion highlights certain aspects of our on-going and planned clinical development programs. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

T-20

We are developing T-20, our first drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-20 is currently in Phase III clinical trials. We have collected clinically relevant data from T20-301, one of our Phase III clinical trials of T-20, and currently expect to collect clinically relevant data from T20-302, another Phase III trial of T-20 during the second quarter of 2002. Subject to the collective results of such trials, we currently expect to submit a New Drug Application to the FDA with respect to T-20 in the second half of 2002.

Ongoing T-20 Clinical Trials

Phase III—T20-301.    In June 2001, we completed enrollment of T20-301, a 48-week Phase III clinical trial in North America, Mexico, and Brazil, that is evaluating the activity and safety, of T-20 in approximately 500 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs, with a planned interim analysis at 24 weeks. In this trial, patients were randomly assigned to receive an optimized background regimen of other anti-HIV drugs alone or in combination with twice daily subcutaneous injections delivering 90 mg of T-20 each. The background regimen was optimized based on the genotype and phenotype of the patient’s virus.

In April 2002 we reported 24-week results from T20-301. At the beginning of the trial, patients had a median amount of HIV virus in the bloodstream, commonly referred to as viral load, of over 100,000 copies/milliliter and extensive prior exposure to multiple anti-HIV drugs. Patients randomized to receive T-20 as part of their combination regimen achieved a reduction in viral load of 1.697 log10 copies/milliliter or approximately 98.0% compared to a reduction in viral load of 0.763 log10 copies/milliliter or approximately 82.7% for those who did not receive T-20, calculated in accordance with the study protocol. The primary efficacy endpoint for the study, the difference in the magnitude of decrease in viral load between the patients receiving T-20 versus the patients not receiving T-20, was 0.934 log10 copies/milliliter and was statistically significant with a p value of less than 0.0001. A p value is a commonly recognized statistical parameter that indicates the probability that the difference in results occurred by chance alone. A p value of less than 0.05 is considered statistically significant. T20-301 is ongoing.

Phase III—T20-302.    In August 2001, we completed enrollment of T20-302, a 48-week Phase III clinical trial in Western Europe and Australia, with a planned interim analysis at 24 weeks. The protocol for T20-302 is substantially similar to T20-301 and will also involve approximately 500 HIV-infected patients. T20-302 is ongoing and we expect 24 week data from this trial to be available during the second quarter of 2002.

Phase II—We have several Phase II clinical trials on-going with respect to T-20. Please refer to our 2001 Annual Report on Form 10-K for a description of completed and on-going Phase II trials with respect to T-20. Following is a description of clinical data on Phase II trials with respect to T-20 presented during the three months ended March 31, 2002.

T20-206.    In February 2001, we presented 16 week interim data from T20-206, a 71 patient, dose comparison Phase II trial for T-20. Patients in T20-206 were randomly separated into four treatment groups, with the control group receiving a potent, or very strong, background regimen consisting of four different, currently-approved anti-HIV drugs—abacavir, amprenavir, efavirenz and ritonavir. The conventional approach to treating HIV, as represented by these four drugs, has been to lower viral loads, or the amount of HIV virus present in the bloodstream, by using drugs that inhibit the viral enzymes necessary for HIV to replicate. We designed T20-206 so that patients may receive these other currently approved drugs, in what is commonly referred to as a background regimen, in addition to T-20. The remaining three treatment groups are receiving various dosage levels of T-20 BID, or twice daily, by injection under the skin, or subcutaneous injections, along with the background regimen. The two highest T-20 dose groups received two injections twice daily, while the lowest T-20 dose group received one injection twice daily. At 16 weeks, the median reduction of viral load in the patient’s blood from the viral load at the beginning of the trial, commonly referred to as baseline viral load, for all patients across the three T-20 treatment groups was 99.9%, compared to a median reduction of 99.3% for the control group.

In February 2002, we presented 48-week data from T20-206. At 48 weeks, the median reduction of viral load from baseline viral load for the combined T-20 treatment groups was 99.4%. compared to a median reduction of 98.7% for the control group. At 48 weeks 55% of patients (28 of 51) in the combined T-20 treatment groups achieved viral load levels of less than 400 copies/milliliter compared to 37% of patients (7 of 19) in the control group. 47% of patients (24 of 51) in the combined T-20 treatment groups achieved viral load levels of less than 50 copies/milliliter compared to 37% of patients (7 of 19) in the control group. CD4+ T-cell count increased by a median of 132 cells/microliter in the combined T-20 treatment groups compared to an increase of 90 cells/microliter in the control group. CD4+ T-cells are responsible for mounting a body’s immune response against infection. An increase in CD4+ T-cells generally indicates an improvement in the body’s immune system.

T20-208.    In February 2002 we presented 48-week data from T20-208, a 46 patient formulation comparison study of T-20. Patients in T20-208 received T-20 given as twice daily subcutaneous injections in combination with oral anti-HIV drugs selected for each patient on an individualized basis. At 48 weeks, 50% of patients (23 of 46) achieved viral load levels of less than 400 copies/milliliter. In addition, 93 % of patients (43 of 46) completed 48 weeks of treatment with the simpler dosing regimen of one injection twice daily that is currently being used in our subsequent clinical trials, including T20-301, T20-302, and T20-305.

Future T-20 Clinical Trials

Throughout the remainder of 2002, we expect to initiate additional clinical trials with respect to T-20 in the U.S. and internationally.

T-1249

We are also developing T-1249, our second drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-1249 is currently in a Phase I/II clinical trial.

Phase I/II—T1249-101

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

In February 2001, we announced interim data from T1249-101. Patients received T-1249 via once or twice daily subcutaneous injections alone and not in combination with any other anti-HIV drugs for 14 days at doses ranging from 6.25 mg per day to 50 mg per day. At entry into the trial, 98%, or 62 of 63, patients had a clinical history of exposure to a mean number of ten anti-HIV drugs. During 14 days of treatment, the median maximum reduction in viral load reduction from baseline at the beginning of the trial ranged from 0.29 log10 or 48.7% to 1.5 log10 or 96.8% across the treatment groups. Data suggest that T-1249 was well-tolerated over a 14-day period and there were dose-related decreases in HIV viral load. Analysis of this data also suggests that a daily dose of T-1249, and not prior anti-HIV treatment experience, was the only variable that was associated with the viral load reduction among treatment-experienced patients. This trial is ongoing and we currently anticipate completing the collection of clinically relevant data from this trial in 2002.

Future T-1249 Clinical Trials

We expect to initiate additional Phase I/II trials with respect to T-1249 in 2002.

Results of Operations

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2002

Revenue.    Total revenue of $326,000 and $326,000 for the three months ended March 31, 2001 and 2002, respectively, represents the amortization over the research and development term of the Roche agreement, of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, and a $2.0 million milestone payment received from Roche in 2000.

Research And Development Expenses.    Total research and development expenses were $10.6 million and $14.7 million for the three months ended March 31, 2001 and 2002, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for T-20 and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until March 31, 2002 for T-20 and T-1249. Total research and development expenses excluding non-cash compensation charges increased from $13.8 million during the three months ended March 31, 2001 to $14.8 million during the three months ended March 31, 2002 primarily because we:

•	continued two Phase III clinical trials for T-20 which were initiated in late 2000, and began the data accumulation and compilation process for clinical data from these trials,

•	increased the number of our personnel to support our clinical trial, manufacturing process development, and research activities, and

•	continued manufacturing process development and the purchase of drug material from third party manufacturers to supply future clinical trials.

Non-cash compensation changed from $3.3 million in expense reversal for the three months ended March 31, 2001 to $21,000 in expense reversal for the three months ended March 31, 2002. The expense reversals resulted because the cumulative expense calculated under Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for stock options previously granted to non-employees was greater at December 31, 2000 than at March 31, 2001 and greater at December 31, 2001 than at March 31, 2002 because of the reduction in the market price of our stock from December 31, 2000 to March 31, 2001 and from December 31, 2001 to March 31, 2002, respectively. The closing market price per share of our stock was $54.88 and $30.00 on December 31, 2000 and March 31, 2001, respectively. The closing market price per share of our stock was $44.97 and $43.20 on December 31, 2001 and March 31, 2002, respectively. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Total research personnel were 66 and 78 at March 31, 2001 and 2002, respectively. We expect research and development expenses, net of reimbursements for T-20 and T-1249 development costs from Roche, to increase substantially in the future due to:

•	continuation of Phase III clinical trials for T-20,

•
preparation of materials for an anticipated submission of a New Drug Application for T-20 to the United States Food and Drug Administration following receipt of data from our Phase III clinical trials,

•	expanded clinical trials for T-20, T-1249 and other product candidates,

•	the manufacture of drug material for these trials,

•	increased preclinical research and testing of potential product candidates, and

•	increased number of personnel to support these activities.

General And Administrative Expenses.    Total general and administrative expenses were $2.8 million and $3.8 million for the three months ended March 31, 2001 and 2002, respectively. Total general and administrative expenses include gross general and administration expenses less Roche’s share of pre-marketing expenses for T-20. Total general and administrative expenses excluding non-cash compensation charges increased from $2.3 million for the three months ended March 31, 2001 to $3.4 million for the three months ended in March 31, 2002 because during the three months ended March 31, 2002, we:

•	performed market research and conducted pre-marketing activities with respect to T-20 which we shared equally with Roche,

•	added administrative personnel to support our growth, and

•	incurred increased professional fees to support our growth.

Non-cash compensation expense decreased from $490,000 for the three months ended March 31, 2001 to $403,000 for the three months ended March 31, 2002 primarily due to the fact that several option and stock grants to employees accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” became fully vested during 2001, resulting in less deferred compensation expense amortization for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. We expect administrative expenses to increase substantially in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 to be shared equally with Roche.

Other Income (Expense).    Other income (expense) consists of interest income and expense. Total other income was $1.4 million and $504,000 for the three months ended March 31, 2001 and 2002, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, net of increased average investment balances during the three months ended March 31, 2002 compared to the three months ended March 31, 2001. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, a private placement of common stock in February 2000, a private placement of common stock in May 2001, a private placement of common stock in January 2002 and the sale of call options on our stock. Net cash used by operating activities was $18.0 million and $21.4 million for the three months ended March 31, 2001 and 2002, respectively. The cash used by operating activities during the three months ended March 31, 2002 was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and increased for the three months ended March 31, 2002 over the same period in 2001 because of increased research and development and pre-marketing activities primarily related to the development of T-20 and T-1249. Cash provided by investing activities was $10.2 million for the three months ended March 31, 2001. Cash used by investing activities was $6.3 million for the three months ended March 31, 2002. The amount provided for the three months ended March 31, 2001 resulted from the sale of short-term investments to fund our operating activities. The amount used for the three months ended March 31, 2002 resulted from the net purchase of short-term investments, using the proceeds from our private placement of common stock in January 2002. Cash provided by financing activities for the three months ended March 31, 2001, was $599,000. Cash provided by financing activities for the three months ended March 31, 2002 was $40.8 million. Cash provided by financing activities for the three months ended March 31, 2001 was primarily proceeds from the exercise of stock options. Cash provided by financing activities for the three months ended March 31, 2002 was primarily the proceeds of our private placement of common stock in January 2002.

As of March 31, 2002, we had $93.7 million in cash and cash equivalents and short-term-investments, compared to $74.8 million as of December 31, 2001. The increase is primarily a result of the closing of a private placement of common stock in January 2002, which resulted in net proceeds of approximately $40.8 million, offset in part by cash used by operating activities for the three months ended March 31, 2002.

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

•	expenditures for clinical trials of T-20, T-1249 and other product candidates,

•
preparation of materials for an anticipated submission of a New Drug Application for T-20 to the United States Food and Drug Administration following receipt of data from our Phase III clinical trials,

•	expenditures for pre-marketing and marketing activities undertaken in anticipation of the commercialization of T-20,

•	research and development and preclinical testing of other product candidates,

•	manufacture of drug material, and

•	the development of our proprietary technology platform.

As of March 31, 2002, we had commitments of approximately $12.7 million to purchase product candidate materials and fund various clinical studies over the next 12 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249 in the United States and Canada. We also expect to have capital expenditures of approximately $2.0 million during the remainder of 2002 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

Barring unforeseen developments, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our capital requirements through the end of 2002. We believe that substantial additional funds will be required after the end of 2002. If adequate funds are not available through debt or equity financings, or collaborative arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for T-20 and T-1249, our capital requirements would increase substantially beyond our current expectations.

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock until such time, if ever, we are able to generate significant funds from operations.

We may have difficulty raising additional funds by selling equity. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. The public capital markets in which shares of our common stock are traded were extremely volatile during 2001, and the general ability of companies to obtain additional financing was more difficult in 2001 than in 2000 and is expected to remain difficult during 2002. The public equity markets for biotechnology companies have been extremely volatile in the first quarter of 2002. Drug candidates for several publicly-held biotechnology companies, including Cubist Pharmaceuticals, Inc., Dendreon Corp., Inspire Pharmaceuticals, Inc., Miravant Medical Technologies, Pharmacia Corp., and Pharmacyclics, Inc. failed to meet primary clinical endpoints in Phase III clinical trials, resulting in significant reduction in the market price of their common stock. The FDA’s decision not to accept Imclone Systems, Inc’s Biologics License Application (BLA) for ERBITUX™ also has contributed to the volatility of public equity markets for biotechnology companies. Therefore even if we do achieve positive clinical or financial results that meet or exceed the expectations of securities analysts and investors, the state of the public equity markets in general and particularly the public equity market for biotechnology companies may prohibit us from raising funds in the equity markets on acceptable terms or at all. Even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

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

The following table summarizes our material contractual commitments for the remainder of 2002 and subsequent years (in thousands):

Contractual Obligation	2002	2003	2004	2005	Total
Capital Leases	$748	$782	$279	$—	$1,809
Operating Leases	984	1,221	498	382	3,085
Other contractual obligations*	12,660	—	—	—	12,660

Total	$14,392	$2,003	$777	$382	$17,554

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

Trimeris 401 (k) Plan

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all qualified employees. Employees may elect a salary reduction from 1% to 12% as a contribution to the Plan. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees’ contributions. Beginning in 1998, we matched 100% of an employee’s annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee’s contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At December 31, 2001 there were 42,000 shares of our stock held by the Plan. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service. Currently these shares are only tradable upon an employee’s termination. During 2002, we expect to modify the plan to allow employees to sell vested shares on a regular basis.

Net Operating Loss Carryforwards

As of December 31, 2001, we had a net operating loss carryforward of approximately $173.3 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986, as amended. See Note 7 of Notes to Financial Statements.

Accounting and Other Matters

In July 2001, the FASB issued Statement No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that all business combinations be accounted for under the purchase method and prohibits use of the pooling-of-interests method. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill (and intangible assets with indefinite useful lives) no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement. We adopted these statements on January 1, 2002 and they had no effect on our financial statements.

SFAS No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This standard requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the assets. We also are required to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for the fiscal years beginning after June 15, 2002. At this time we believe that this standard will have no impact on our financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. SFAS No. 144 also supersedes Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. We adopted this statement on January 1, 2002 and it had no effect on our financial statements.

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

Risk Factors

Our business is subject to certain risks and uncertainties. Please read the “Risk Factors” and “Business” sections of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on  March 25, 2002, which highlight some of these risks. If any of these risks materialize, our business, financial condition and results of operations could be materially adversely affected.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at March 31, 2002. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and therefore we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount (thousands)	Average Annual Interest Rate
Cash equivalents—fixed rate	$34,138	2.04%
Short-term investments—fixed rate	58,318	2.96%
Overnight cash investments—fixed rate	1,267	1.08%

Total investment securities	$93,723	2.60%

In September 2001, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” These contracts expire or mature in September 2002.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

        None.

Item 2.     Changes in Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
On January 29, 2002, we completed a private placement financing by issuing 1,257,500 shares of common stock at $34.00 per share to new and current stockholders for aggregate offering proceeds of approximately $42.8 million (before deducting offering costs, including placement agent fees, of approximately $2 million). Lehman Brothers, Inc. acted as placement agent for the shares issued in connection with the private placement financing. The registration statement on Form S-3 (File No. 333-81708) to register the resale of the common stock issued in this financing was filed on January 30, 2002, and the SEC declared this registration effective on February 7, 2002. An exemption from registration was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506.

(d)	Use of Proceeds:

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

(b)	Reports on Form 8-K

We filed a report on Form 8-K on January 25, 2002 under Item 5 describing our plans to complete a private placement of our common stock to new and current shareholders in order to raise net proceeds of up to approximately $41.0 million.

We filed a report on Form 8-K on January 25, 2002 under Item 5 describing information regarding our business.

We filed a report on Form 8-K on January 30, 2002 under Item 5 to report the terms and conditions of the form of the purchase agreement filed as an exhibit to that report pursuant to which we closed a private placement of 1,257,500 shares of common stock to new and current shareholders at a price per share of $34.00 on January 29, 2002.

We filed a report on Form 8-K on February 25, 2002 under Item 5 describing information in a letter dated February 18, 2002 to Barron’s Mail Bag regarding our product candidate, T-20.

We filed a report on Form 8-K on April 22, 2002 under Item 5 describing information regarding 24-week results from our first pivotal Phase III clinical trial for T-20.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TR	IMERIS, INC.
(Re	gistrant)

By:	/s/ DANI P. BOLOGNESI Dani P. Bolognesi	Chief Executive Officer, and Chief Scientific Officer	May 14, 2002

	/S/ ROBERT R. BONCZEK Robert R. Bonczek	Chief Financial Officer (Principal Financial Officer)	May 14, 2002

	/s/ TIMOTHY J. CREECH Timothy J. Creech	Director of Finance and Secretary (Principal Accounting Officer)	May 14, 2002

EXHIBIT INDEX

Number	Description
10.1	Form of Purchase Agreement dated as of January 23, 2002, by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto. (1)

(1)	Filed as an exhibit to Trimeris’ Current Report on Form 8-K filed on January 30, 2002.