Form 10-Q
period 2002-06-30
TRIMERIS INC
filed 2002-08-14
CIK 911326

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-23155

TRIMERIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1808663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3518 Westgate Drive
Durham, North Carolina 27707
(Address of principal executive offices, including zip code)

(919) 419-6050
(Registrant’s telephone number, including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of August 12, 2002 was 18,775,350

TRIMERIS, INC.
(A Development Stage Company)

FORM 10-Q

For the Six Months Ended June 30, 2002

INDEX

		Page

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of December 31, 2001 and June 30, 2002 (unaudited)	1

	Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2001 and 2002 and Period From Inception (January 7, 1993) Through June 30, 2002	2

	Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2001 and 2002 and Period From Inception (January 7, 1993) Through June 30, 2002	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

PART 2.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

Signature Page		26

PART 1. FINANCIAL INFORMATION

Item 1.     Financial Statements

TRIMERIS, INC.
(A Development Stage Company)
BALANCE SHEETS
(in thousands, except par value)

	December 31, 2001	June 30, 2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,288	$20,790
Short-term investments	52,512	66,633
Accounts receivable	2	4
Prepaid expenses	354	326

Total current assets	75,156	87,753
Property, furniture and equipment, net	3,779	3,406

Other assets:
Patent costs, net	1,514	1,246
Equipment deposits	195	165

Total other assets	1,709	1,411

Total assets	$80,644	$92,570

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,694	$1,024
Accounts payable—Roche	12,869	19,122
Current installments of capital lease obligations	928	835
Accrued compensation	2,048	1,972
Deferred revenue—Roche	1,304	1,304
Accrued expenses	3,677	3,433

Total current liabilities	23,520	27,690
Obligations under capital leases, excluding current installments	1,014	619
Deferred revenue—Roche	2,616	1,964

Total liabilities	27,150	30,273

Commitments and contingencies
Stockholders’ equity: Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2001 and June 30, 2002 (unaudited)	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 17,414 and 18,766 shares issued and outstanding at December 31, 2001 and June 30, 2002 (unaudited)	17	19
Additional paid-in capital	244,725	287,222
Deficit accumulated during the development stage	(188,895)	(223,290)
Deferred compensation	(2,533)	(1,766)
Accumulated other comprehensive income	189	121
Notes receivable from stockholders	(9)	(9)

Total stockholders’ equity	53,494	62,297

Total liabilities and stockholders’ equity	$80,644	$92,570

See accompanying notes to financial statements.

TRIMERIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period From Inception (January 3, 1993) through June 30,
	2001	2002	2001	2002	2002
Revenue	$326	$326	$652	$652	$8,546

Operating expenses:
Research and development:
Non-cash compensation	2,824	149	(452)	128	7,733
Other research and development expense	14,045	11,925	27,881	26,684	174,769

Total research and development expense	16,869	12,074	27,429	26,812	182,502

General and administrative:
Non-cash compensation	557	415	1,047	818	13,060
Other general and administrative expense	2,605	5,016	4,911	8,406	46,112

Total general and administrative expense	3,162	5,431	5,958	9,224	59,172

Total operating expenses	20,031	17,505	33,387	36,036	241,674

Operating loss	(19,705)	(17,179)	(32,735)	(35,384)	(233,128)

Other income (expense):
Interest income	1,196	516	2,599	1,053	15,719
Interest expense	(56)	(31)	(101)	(64)	(1,701)

	1,140	485	2,498	989	14,018

Net loss before cumulative effect of change in accounting principle	(18,565)	(16,694)	(30,237)	(34,395)	(219,110)
Cumulative effect of change in accounting principle—implementation of SAB 101	—	—	—	—	(4,180)

Net loss	$(18,565)	$(16,694)	$(30,237)	$(34,395)	$(223,290)

Basic and diluted net loss per share	$(1.11)	$(0.89)	$(1.85)	$(1.86)

Weighted average shares used in per share computations	16,757	18,736	16,336	18,513

See accompanying notes to financial statements.

TRIMERIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,		Period From Inception (January 7, 1993) through June 30,
	2001	2002	2002
Cash flows from operating activities:
Net loss	$(30,237)	$(34,395)	$(223,290)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	469	973	7,795
Other amortization	8	20	172
Amortization of deferred revenue—Roche	(652)	(652)	(2,912)
Non-cash compensation	595	946	20,793
401(K) plan stock match	—	—	1,395
Provision for equipment held for resale	—	—	61
Stock issued for consulting services	—	—	5
Stock issued to repay interest on notes to stockholders	—	—	195
Debt issued for research and development	—	—	194
Cumulative effect of change in accounting principle	—	—	4,180
Restricted stock donation	—	79	79
Patent costs expensed	—	453	453
Loss on disposal of property and equipment	—	—	16
Changes in operating assets and liabilities:
Accounts receivable	(60)	(2)	(4)
Prepaid expenses	9	28	(326)
Other assets	28	30	(165)
Accounts payable	(1,108)	(1,670)	1,024
Accounts payable—Roche	(1,592)	6,253	19,122
Accrued compensation	81	(76)	1,972
Accrued expenses	(79)	(244)	3,343
Deferred revenue—Roche	—	—	2,000

Net cash used by operating activities	(32,538)	(28,257)	(163,898)

Cash flows from investing activities:
Sales (purchases) of short-term investments, net	9,717	(14,189)	(66,512)
Purchases of property and equipment	(544)	(600)	(4,486)
Equipment held for resale	—	—	(61)
Organization costs	—	—	(8)
Patent costs	(177)	(204)	(1,808)

Net cash provided (used) by investing activities	8,996	(14,993)	(72,875)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	6,150
Lease costs	—	—	(13)
Principal payments under capital lease obligations	(515)	(488)	(5,277)
Proceeds from issuance of Common Stock	43,385	40,765	216,444
Proceeds from issuance of Preferred Stock	—	—	23,896
Proceeds from sale of options	—	388	3,528
Proceeds from exercise of stock options	1,030	792	5,724
Proceeds from employee stock purchase plan exercise	197	295	1,452
Repayment of notes receivable from stockholders	—	—	259
Warrant issuance	—	—	5,400

Net cash provided by financing activities	44,097	41,752	257,563

Net increase (decrease) in cash and cash equivalents	20,555	(1,498)	20,790
Cash and cash equivalents, beginning of period	31,349	22,288	—

Cash and cash equivalents, end of period	$51,904	$20,790	$20,790

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

2.    BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, restricted stock, and stock warrants, would have an antidilutive effect. At June 30, 2002, there were 2,462,000 options to purchase common stock outstanding, 3,000 shares of unvested restricted stock outstanding, and 362,000 warrants to purchase common stock outstanding. At June 30, 2001, there were 2,083,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3.    STATEMENTS OF CASH FLOWS

Interest of approximately $101,000 and $64,000 was paid during the six months ended June 30, 2001 and 2002, respectively. No new capital leases were incurred for the six months ended June 30, 2001 or 2002 for the purchase of new furniture and equipment.

TRIMERIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2001 and April 2002, the Company entered into derivative transactions with a financial institution that may be settled by selling up to a total of 307,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received approximately $344,000 and $388,000, respectively, in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intends to settle the contracts by issuing shares. Derivative transactions relating to 107,000 of these shares expire or mature in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003.

In January 2002, the Company closed a private placement of approximately 1.3 million shares of common stock at $34.00 per share. The net proceeds of the offering were approximately $40.8 million after deducting applicable issuance costs and expenses of approximately $2.0 million.

Other significant changes in additional paid-in capital during the six months ended June 30, 2002 were $16,000 credited to additional paid-in capital related to non-cash compensation expense, $79,000 credited to additional paid-in capital related to a donation of restricted stock, and $164,000 credited to additional paid-in capital related to a restricted stock grant. Other significant changes in additional paid-in capital during the six months ended June 30, 2001 were primarily $622,000 debited to additional paid-in capital related to non-cash compensation charges, and $3.3 million credited to additional paid-in capital related to deferred compensation recorded for a former consultant who became an employee.

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

TRIMERIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the Company announced a research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will equally fund worldwide research, development and commercialization costs, as well as share equally in profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999.

The accounts payable to Roche may be adjusted periodically based on their review of project expenses and items allowable under our collaboration agreement. As a result of such review, the Company received a credit during the three months ended June 30, 2002 of $4.4 million related to previous payments for drug material for clinical trials, which reduced research and development expenses for the three and six months ended June 30, 2002.

6.    COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company’s available-for-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($30,221,000) for the six months ended June 30, 2001. Comprehensive income (loss) totaled ($34,463,000) for the six months ended June 30, 2002. For the Company, other comprehensive income consists of unrealized gains or losses on securities available for sale.

7.     COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

The Company is in litigation with a former consultant regarding the amount of payment of a fee for services rendered. The Company has recorded its estimate of the amount due for the services provided, however the ultimate resolution of this matter cannot presently be determined. In the event the Company is required to pay the fee currently demanded by the consultant, it could have a material effect on the Company’s financial statements.

As of June 30, 2002, the Company had commitments of approximately $9.3 million to purchase product candidate materials and fund various clinical studies over the next twelve months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, Trimeris and Roche are obligated to share equally the future development expenses for T-20 and T-1249 for the United States and Canada.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2002. These factors include, but are not limited to:

•
that we are a development stage company that has sustained operating losses since our inception, and expect our losses to continue and that we may never develop any drugs that achieve commercial viability;

•	that if we cannot raise additional funds in the future, our ability to develop our drug candidates will suffer;
•
that terrorists attacks such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks or acts of war may adversely affect the markets on which our common stock trades, our drug candidates, our financial condition and our results of operations,

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to technologies or drug candidates;
•	that if we are unable to commercialize T-20, our lead drug candidate, our business will be materially harmed;
•	that if our clinical trials are delayed or achieve unfavorable results, we may never obtain regulatory approval for our drugs or generate any revenues;
•
that if sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis or we cannot obtain the quantities of raw materials required to manufacture our drug candidates, our financial condition and results of operations will be materially and adversely affected;

•
that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected;

•
that if we cannot maintain commercial manufacturing agreements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected;

•
that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•
that even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities;

•	that the HIV virus is likely to develop resistance to some of our drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;
•	that our stock price is highly volatile and you may not be able to sell our shares at or above the price you paid to acquire our shares;
•
that we depend on patents and proprietary rights, which may offer only limited protection against infringement, and if we are unable to protect these rights, our assets and business could be materially harmed;

•
that we are subject to extensive and complex government regulation, including regulation by the FDA, which can entail significant costs and could delay, limit or prevent commercialization of our drug candidates;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;
•
that our drugs may not achieve market acceptance; that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation;
•	that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage;

•
that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock;

•
that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer; and

•	that future sales of common stock by our existing stockholders or key management could adversely affect our stock price.

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

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At June 30, 2002 we estimated the future volatility at 60% based on the implied future volatility for call options in Trimeris stock quoted on the Chicago Board Options Exchange in July 2002. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

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

Call Transaction Accounting

In July 2000, September 2001 and April 2002, we entered into derivative transactions with a financial institution that may be settled by selling shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received proceeds from the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” An extensive list of requirements including the ability to settle the transaction by issuing stock are required by this EITF in order to allow accounting for proceeds received as an increase to additional paid-in capital. The contracts for our derivative transactions met the detailed requirements in this EITF. There was no impact on the financial statements in the six months ended June 30, 2001. For the six months ended June 30, 2002, $388,000 in proceeds received was credited to additional paid-in-capital.

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

We have lost money since inception and, as of June 30, 2002, had an accumulated deficit of approximately $223.3 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and a milestone payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

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

Clinical Development

The following discussion highlights certain aspects of our on going and planned clinical development programs, including data presented during the six months ended June 30, 2002. Please refer to our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2002 for information on all clinical trials conducted for T-20 and dates that data was presented. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

T-20, FuzeonTM , or enfuvirtide

We are developing T-20, our first drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-20 is currently in Phase III clinical trials. We have collected clinically relevant data at week 24 from TORO 1, or T20-301, and TORO 2, or T20-302, our two Phase III trials. Subject to the collective results of such trials, we currently expect to submit a New Drug Application to the FDA with respect to T-20 in the second half of 2002.

Phase III Clinical Results

Trial Design

TORO 1 (T20-301).    In June 2001, we completed enrollment of TORO 1, a 48-week Phase III clinical trial in North America, and Brazil, that is evaluating the activity and safety, of T-20 in approximately 500 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs, with a planned interim analysis at 24 weeks. In this trial, patients were randomly assigned to receive three to five other anti-HIV drugs alone, commonly referred to as the background regimen, or in combination with twice daily subcutaneous injections delivering 90 mg of T-20 each. The background regimen was optimized based on the genotype and phenotype of the patient’s virus. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. TORO 1 is ongoing, and the next planned analysis will occur after patients have completed 48 weeks of treatment.

TORO 2 (T20-302).    In August 2001, we completed enrollment of TORO 2, a 48-week Phase III clinical trial in Western Europe and Australia, with a planned interim analysis at 24 weeks. The protocol for T20-302 is substantially similar to TORO 2 and also involves approximately 500 HIV-infected patients. TORO 2 is ongoing, and the next planned analysis will occur after patients have completed 48 weeks of treatment.

Trial Data Results

The following table summarizes data at the planned week 24 interim analysis of each trial presented during the six months ended June 30, 2002 on TORO 1 and TORO 2:

Trial	TORO-1 (T20-301)		TORO-2 (T20-302)
Arm	T-20	Control	T-20	Control
Site locations	49 U.S., Canada, Mexico, Brazil		64 Western Europe, Australia

Enrollment period	11/00 through 6/28/01		1/01 through 8/8/01

Number of patients	326	165	335	169
	491 total		504 total

Median viral load[1] at the beginning of the trial	5.2	5.2	5.1	5.1
(log10 copies/milliliter)	(133,660 copies/milliliter)		(118,850 copies/milliliter)

Average number of anti-HIV drugs exposed to prior to trial	12		12

Mean number of drugs, excluding T-20, that	1.9	1.9	1.6	1.7
would inhibit patient’s virus based on genotypic analysis[2]	1.9 (overall)		1.6 (overall)

Mean number of drugs, excluding T-20, that would	1.7	1.8	1.4	1.4
inhibit patient’s virus based on phenotypic analysis[3]	1.7 (overall)		1.4 (overall)

Median reduction in viral load[1] (log10 copies/milliliter)	1.697 (98%)	0.763 (83%)	1.429 (96%)	0.648 (78%)

Primary Efficacy Endpoint—Difference in magnitude between arms (log10 copies/milliliter)	0.934		0.781
p-value[4]	< 0.0001		< 0.0001

Discontinuation from trial[5]	11%	11%	17%	5%

Discontinuation for virological failure[5,6]	5%	6%	10%	4%

Patients switching from control to T-20[5]	NA	49%	NA	67%

Discontinuation for injection site reactions	3%	NA	3%	NA

Patients achieving viral load[1] of less than 400 copies/milliliter	37%	16%	28%	14%
p-value[4]	< 0.0001		< 0.0001

Patients achieving viral load[1] of less than 50 copies/milliliter	20%	7%	12%	5%
p-value[4]	= 0.0002		= 0.0099

Patients achieving reduction in viral load[1] of greater than 1.0 log10 copies/milliliter	52%	29%	43%	21%
p-value[4]	< 0.0001		< 0.0001

Virological failure[6]	42%	64%	49%	77%

Median CD4+T cells (cells/microliter)[7] at the beginning of the trial	76	87	98	102
	80 (overall)		100 (overall)

Mean increase in CD4+T cells (cells/microliter)[7]	76	32	65	38
p-value4	< 0.001		= 0.023

[1]	The amount of HIV virus in the bloodstream is commonly referred to as viral load.
[2]	A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample.
[3]	A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture.
[4]
A p value is a commonly recognized statistical parameter that indicates the probability that the difference in results occurred by chance alone. A p value of less than 0.05 is considered statistically significant.

5	Patients in the control group experiencing virological failure could switch to a T-20 regimen without dropping out of the study.
6
Virological failure is defined as failure to achieve a > 0.5 log10 decrease in viral load by week 8 of the trial, failure to achieve a 1.0 log10 decrease in viral load by week 16 of the trial, or a greater than 1.0 log10 increase in viral load after achieving a decrease in viral load of greater than or equal to 2.0 log10.

7	CD4+ T-cells are part of the immune system. An increase in CD4+ T-cells generally indicates an improvement in the body’s immune system

Safety Results

TORO 1 (T20-301)—Through 24 weeks, the incidence of grade 3 and 4 laboratory abnormalities and clinical adverse events was similar between the T-20 and control arms. While most patients on the T-20 arm experienced injection site reactions, only three percent of patients discontinued the study as a consequence of these reactions. Other adverse events (greater than 10 percent), where the incidence was greater on the T-20 arm than on control, were fatigue, insomnia, and pain or numbness in the peripheral nervous system. It was not possible to establish a causal relationship between these other adverse events and T-20.

TORO 2 (T20-302)—Through 24 weeks, as in TORO 1, overall clinical adverse events were similar between T-20 and control groups. No adverse events occurring greater than 10 percent of the time and more frequently in the T-20 arm were observed. Grade 3 laboratory abnormalities were more frequent in the T-20 group, and Grade 4 laboratory abnormalities were more frequent in the control group. While most patients on the T-20 arm experienced injection site reactions, only three percent of patients discontinued the study as a consequence of these reactions.

Impact of T-20 on Activities of Daily Living

Data collected from a survey of patients in TORO 1 and TORO 2 suggest that subcutaneous delivery of T-20 was well-accepted by a majority of patients after the first eight weeks of treatment. These data, which evaluated patient acceptance of the subcutaneous administration of T-20, the most clinically advanced in a developmental class of HIV drugs called fusion inhibitors, were presented on July 9, 2002 at the XIV International AIDS Conference (IAC) in Barcelona, Spain.

Conducted among 638 patients in TORO 1 and TORO 2, the subcutaneous injection survey assessed whether the subcutaneous delivery of T-20 influenced a patient’s ability to conduct normal activities of daily living, or ADL. Most patients reported little or no impact of injection on familiar routines of work (83 percent), sleep (89 percent), recreation (78 percent), social life (89 percent), travel (70 percent), intimacy (78 percent), or privacy (74 percent). Nearly all patients (range: 95 percent to 98 percent) reported little or no impact of injection on basic activities of daily living, such as preparing meals or bathing. These findings suggest that motivated patients who receive instruction were able to manage self-injection with little difficulty and without the need for substantial changes in daily routines.

The survey found that 65 percent of patients scored self-injection as “very easy” or “easy.” Other responses were “neutral” (22 percent), “difficult” (8 percent) and “very difficult” (3 percent). Two percent of the respondents did not complete the question. Patients also rated T-20 issues such as dissolution of study drug, refrigeration and disposal of sharps. These activities were also considered “very easy” or “easy” by most patients (69 percent, 78 percent, and 90 percent, respectively).

Other Ongoing T-20 Clinical Trials

Phase II — We have several Phase II clinical trials ongoing with respect to T-20. Please refer to our 2001 Annual Report on Form 10-K for a description of completed and ongoing Phase II trials with respect to T-20. Following is a description of clinical data on Phase II trials with respect to T-20 presented during the six months ended June 30, 2002.

T20-206.    In February 2001, we presented 16-week interim data from T20-206, a 71 patient, dose comparison Phase II trial for T-20. Patients in T20-206 were randomly separated into four treatment groups, with the control group receiving a potent, or very strong, background regimen consisting of four different, currently-approved anti-HIV drugs—abacavir, amprenavir, efavirenz and ritonavir. The conventional approach to treating HIV, as represented by these four drugs, has been to lower viral loads, or the amount of HIV virus present in the bloodstream, by using drugs that inhibit the viral enzymes necessary for HIV to replicate. We designed T20-206 so that patients may receive these other currently approved drugs, in what is commonly referred to as a background regimen, in addition to T-20. The remaining three treatment groups are receiving various dosage levels of T-20 BID, or twice daily, by injection under the skin, or subcutaneous injections, along with the background regimen. The two highest T-20 dose groups received two injections twice daily, while the lowest T-20 dose group received one injection twice daily. At 16 weeks, the median reduction of viral load in the patient’s blood from the viral load at the beginning of the trial, commonly referred to as baseline viral load, for all patients across the three
T-20 treatment groups was 99.9%, compared to a median reduction of 99.3% for the control group.

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

T20-310.    Results from this Phase I/II pediatric study found that weight-based dosing – 2 mg of T-20 per kilogram of body weight — provided exposure levels of T-20 in children and adolescents similar to those seen in adults. The study enrolled 24 pediatric patients between ages three and 16 years, who had viral loads greater than 5,000 copies/milliliter and had a minimum of three months of previous treatment experience with at least two of the three currently licensed anti-HIV drug classes.

Most patients in T20-310 reported mild to moderate injection site reactions, consisting of redness, itching and tenderness. A previous study of T-20 (T20-204) among HIV-infected children with dosing based on body surface area found that T-20 was well-tolerated in pediatric patients.

Future T-20 Clinical Trials

Throughout the remainder of 2002, we expect to initiate additional clinical trials with respect to T-20 in the U.S. and internationally.

Manufacturing

The synthetic manufacture of peptides historically has been complex and expensive. This constraint has not limited the commercialization of most existing peptide therapeutics, which are administered in relatively small doses. We anticipate dosing levels of T-20 to be relatively high compared to therapeutic peptides currently prescribed for other indications. We have developed a novel peptide manufacturing process, which we believe will allow us to produce T-20 and T-1249 on a large scale and cost-efficient basis. We have selected Roche’s manufacturing facility in Boulder, Colorado to manufacture the quantities of bulk drug substance of T-20 we will need if we are successful in commercializing T-20. We have selected one of Roche’s manufacturing facilities and another third party to produce the finished drug product from such bulk drug substance. Production of drug substance validation batches is currently underway at Roche’s Boulder, Colorado facility, and we are preparing to initiate the drug product validation phase during the third quarter of 2002. Assuming FDA approval and barring any unforeseen circumstances, we expect to be prepared to launch Fuzeon™ in the first quarter of 2003.

Based on the positive Phase III data, better adherence to Fuzeon therapy than we had anticipated, and the growing problem of resistance to current therapies, it has become clear that Fuzeon can make a significant contribution to patients with diminishing treatment options. Due to these factors, as well as an increased likelihood for expedited regulatory approval in both the US and Europe, it is possible that the demand for Fuzeon may be greater than initially anticipated and may exceed supply in the period immediately after an anticipated launch in 2003. While the current manufacturing infrastructure does not allow the flexibility to increase production beyond our current capacity prior to launch, Roche has recently announced that it has committed further investment capital to increase capacity. We anticipate that by the end of 2003, there will be sufficient drug to supply around 25,000 patients. Output is projected to reach a steady state in early 2004 and continue to increase as efficiencies of scale and expansion programs are implemented. While we are enthusiastic about the progress and prospects for the manufacturing of Fuzeon, it is important to note that these are estimates made in the absence of results derived from analyzing the first validation and commercial batches that are currently being produced.

T-1249

We are also developing T-1249, our second drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. T-1249 is currently in a Phase I/II clinical trial.

Phase I/II – T1249-101

T1249-101. In July 1999, we initiated T1249-101, a Phase I/II clinical trial designed to assess the safety, antiviral activity, and pharmacokinetics of T-1249. For at least two weeks prior to entering the study, these patients had not received any other anti-HIV drugs.

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

In July 2002, we announced final results from T1249-101. The initial study described above included six dose groups dosed by subcutaneous injection once-daily, or QD, and twice-daily, or BID. The total daily dose ranged from 6.25 to 50 milligrams. Subsequently, the study was amended to add four additional dose groups, from 50 to 200 milligrams dosed once daily. Of 115 patients entering the study, 113, or 98 percent, completed the 14-day dosing period. Dose-dependent decreases in HIV viral load were observed, including a median maximum reduction of 2.0 log10 copies/milliliter, or 99%, in patients receiving T-1249 at a dose of 200 milligrams/day.

No treatment-related, clinically important laboratory abnormalities occurred and no dose-limiting toxicities were identified. The most common adverse event reported in T1249-101 was mild to moderate local skin irritations at the site of injection, or injection site reactions. Three serious adverse events possibly related to T-1249 occurred. One patient experienced an allergic reaction, another patient exhibited a low white blood cell count, or neutropenia, and another patient experienced fever associated with injection site reaction.

Future T-1249 Clinical Trials

We expect to initiate additional Phase I/II trials with respect to T-1249 in 2002.

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2002

REVENUE. Total revenue of $326,000 and $326,000 for the three months ended June 30, 2001 and 2002, respectively, represents the amortization over the research and development term of the Roche agreement, of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, and a $2.0 million milestone payment received from Roche in 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $16.9 million and $12.1 million for the three months ended June 30, 2001 and 2002, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for T-20 and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 through June 30, 2002 for T-20 and T-1249. Total research and development expenses excluding non-cash compensation charges decreased from $14.0 million during the three months ended June 30, 2001 to $11.9 million during the three months ended June 30, 2002. This decrease was primarily because during the three months ended June 30, 2002 we incurred less expense for the purchase of drug material for future clinical trials than in the three months ended June 30, 2001. The accounts payable to Roche may be adjusted periodically based on their review of project expenses and items allowable under our collaboration agreement. As a result of such review, we received a credit during the three months ended June 30, 2002 of $4.4 million related to previous payments for drug material for clinical trials, which reduced research and development expenses for the three months ended June 30, 2002.

This decrease in expenses was partially offset by increases in expenses during the three months ended June 30, 2002 because we:

•	continued the data accumulation and compilation process for clinical data from our two ongoing Phase III clinical trials for T-20,

•
began preparation of materials for an anticipated submission of a New Drug Application, or NDA, for T-20 to the United States Food and Drug Administration, or FDA, following receipt of data from our Phase III clinical trials, and

•	increased the number of our personnel to support our clinical trial, manufacturing process development, and research activities.

Non-cash compensation changed from $2.8 million in expense for the three months ended June 30, 2001 to $149,000 in expense for the three months ended June 30, 2002. The reduction in expense resulted because the cumulative expense calculated under Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for stock options previously granted to non-employees was significantly greater at June 30, 2001 compared to March 31, 2001, because of the increase in the market price of our stock from March 31, 2001 to June 30, 2001. The cumulative expense calculated under EITF 96-18 was only slightly higher at June 30, 2002 compared to March 30, 2002. The closing market price per share of our stock was $30.00 and $50.07 on March 30, 2001 and June 30, 2001, respectively. The closing market price per share of our stock was $43.20 and $44.39 on March 31, 2002 and June 30, 2002, respectively. EITF 96-18 requires that compensation costs related to stock options granted to non employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested. During the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested.

Total research personnel were 66 and 84 at June 30, 2001 and 2002, respectively. We expect research and development expenses, net of reimbursements for T-20 and T-1249 development costs from Roche, to increase in the future due to:

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

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $3.2 million and $5.4 million for the three months ended June 30, 2001 and 2002, respectively. Total general and administrative expenses include gross general and administration expenses less Roche’s share of pre-marketing expenses for T-20. Total general and administrative expenses excluding non-cash compensation charges increased from $2.6 million for the three months ended June 30, 2001 to $5.0 million for the three months ended June 30, 2002 because during the three months ended June 30, 2002, we:

•	performed market research and conducted pre-marketing activities with respect to T-20 which we shared equally with Roche,

•	added administrative personnel to support our growth, and

•	incurred increased professional fees related to a legal dispute with a former consultant.

Non-cash compensation expense decreased from $557,000 for the three months ended June 30, 2001 to $415,000 for the three months ended June 30, 2002 primarily due to the fact that several option and stock grants to employees accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” became fully vested during 2001, resulting in less deferred compensation expense amortization for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. We expect administrative expenses to increase substantially in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 to be shared equally with Roche.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $1.1 million and $485,000 for the three months ended June 30, 2001 and 2002, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the three months ended June 30, 2002 compared to the three months ended June 30, 2001. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2002

REVENUE. Total revenue of $652,000 and $652,000 for the six months ended June 30, 2001 and 2002, respectively, represents the amortization over the research and development term of the Roche agreement, of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, and a $2.0 million milestone payment received from Roche in 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $27.4 million and $26.8 million for the six months ended June 30, 2001 and 2002, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for T-20 and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 through June 30, 2002 for T-20 and T-1249. Total research and development expenses excluding non-cash compensation charges decreased from $27.9 million during the six months ended June 30, 2001 to $26.7 million during the six months ended June 30, 2002.

This decrease was primarily because during the six months ended June 30, 2002 we incurred less expense for the purchase of drug material for future clinical trials than in the six months ended June 30, 2001. The accounts payable to Roche may be adjusted periodically based on their review of project expenses and items allowable under our collaboration agreement. As a result of such review, we received a credit during the six months ended June 30, 2002 of $4.4 million related to previous payments for drug material for clinical trials, which reduced research and development expenses for the six months ended June 30, 2002.

This decrease in expenses was partially offset by increases in expenses during the six months ended June 30, 2002 because we:

•	began the data accumulation and compilation process for clinical data from our two ongoing Phase III clinical trials for T-20,

•	began preparation of materials for an anticipated submission of an NDA for T-20 to the FDA, following receipt of data from our Phase III clinical trials, and

•	increased the number of our personnel to support our clinical trial, manufacturing process development, and research activities.

Non-cash compensation changed from $452,000 in expense reversal for the six months ended June 30, 2001 to $128,000 in expense for the six months ended June 30, 2002. The change in expense resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was less at June 30, 2001 compared to December 31, 2000, because of the decrease in the market price of our stock from December 31, 2000 to June 30, 2001. The cumulative expense calculated under EITF 96-18 was slightly higher at June 30, 2002 compared to December 31, 2001 due to additional vesting of the options. The closing market price per share of our stock was $54.88 and $50.07 on December 31, 2000 and June 30, 2001, respectively. The closing market price per share of our stock was $44.97 and $44.39 on December 31, 2001 and June 30, 2002, respectively. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested. During the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested.

Total research personnel were 66 and 84 at June 30, 2001 and 2002, respectively. We expect research and development expenses, net of reimbursements for T-20 and T-1249 development costs from Roche, to increase in the future due to:

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

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $6.0 million and $9.2 million for the six months ended June 30, 2001 and 2002, respectively. Total general and administrative expenses include gross general and administration expenses less Roche’s share of pre-marketing expenses for T-20. Total general and administrative expenses excluding non-cash compensation charges increased from $4.9 million for the six months ended June 30, 2001 to $8.4 million for the six months ended June 30, 2002 because during the six months ended June 30, 2002, we:

•	performed market research and conducted pre-marketing activities with respect to T-20 which we shared equally with Roche,

•	added administrative personnel to support our growth, and

•	incurred increased professional fees to support our growth.

Non-cash compensation expense decreased from $1.0 million for the six months ended June 30, 2001 to $818,000 for the six months ended June 30, 2002 primarily due to the fact that several option and stock grants to employees accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” became fully vested during 2001, resulting in less deferred compensation expense amortization for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. We expect administrative expenses to increase substantially in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 to be shared equally with Roche.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $2.5 million and $989,000 for the six months ended June 30, 2001 and 2002, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, a private placement of common stock in February 2000, a private placement of common stock in May 2001, a private placement of common stock in January 2002 and the sale of call options on our stock. Net cash used by operating activities was $32.5 million and $28.3 million for the six months ended June 30, 2001 and 2002, respectively. The cash used by operating activities during the six months ended June 30, 2002 was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and decreased for the six months ended June 30, 2002 over the same period in 2001 because of the increase in our accounts payable to Roche due to the timing of payments under our collaboration agreement. Cash provided by investing activities was $9.0 million for the six months ended June 30, 2001. Cash used by investing activities was $15.0 million for the six months ended June 30, 2002. The amount provided for the six months ended June 30, 2001 resulted from the sale of short-term investments to fund our operating activities. The amount used for the six months ended June 30, 2002 resulted from the net purchase of short-term investments, using the proceeds from our private placement of common stock in January 2002. Cash provided by financing activities for the six months ended June 30, 2001, was $44.1 million. Cash provided by financing activities for the six months ended June 30, 2002 was $41.8 million. Cash provided by financing activities for the six months ended June 30, 2001 was primarily the proceeds of our private placement of common stock in May 2001. Cash provided by financing activities for the six months ended June 30, 2002 was primarily the proceeds of our private placement of common stock in January 2002.

As of June 30, 2002, we had $87.4 million in cash and cash equivalents and short-term-investments, compared to $74.8 million as of December 31, 2001. The increase is primarily a result of the closing of a private placement of common stock in January 2002, which resulted in net proceeds of approximately $40.8 million, offset in part by cash used by operating activities for the six months ended June 30, 2002.

In September 2001 and April 2002, the Company entered into derivative transactions with a financial institution that may be settled by selling up to a total of 307,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received approximately $344,000 and $388,000, respectively, in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intends to settle the contracts by issuing shares. Derivative transactions relating to 107,000 of these shares expire or mature in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003. The financial institution has advised us that it has engaged and may continue to engage in transactions, including the buying and selling of shares of our common stock, to offset its risks related to these transactions, which may or may not affect the market price of our stock.

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

As of June 30, 2002, we had commitments of approximately $9.3 million to purchase product candidate materials and fund various clinical studies over the next 12 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249 in the United States and Canada. We also expect to have capital expenditures of approximately $1.0 million during the remainder of 2002 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

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

We may have difficulty raising additional funds by selling equity. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. The public capital markets in which shares of our common stock are traded were extremely volatile during 2001, and the general ability of companies to obtain additional financing was more difficult in 2001 than in 2000 and is expected to remain difficult during 2002. The public equity markets for biotechnology companies have been extremely volatile in the first half of 2002. Drug candidates for several publicly-held biotechnology companies, including Cubist Pharmaceuticals, Inc., Dendreon Corp., Inspire Pharmaceuticals, Inc., Miravant Medical Technologies, Pharmacia Corp., and Pharmacyclics, Inc. failed to meet primary clinical endpoints in Phase III clinical trials, resulting in significant reduction in the market price of their common stock. The FDA’s decision not to accept Imclone Systems, Inc’s Biologics License Application (BLA) for ERBITUX™ also has contributed to the volatility of public equity markets for biotechnology companies. Therefore even if we do achieve positive clinical or financial results that meet or exceed the expectations of securities analysts and investors, the state of the public equity markets in general and particularly the public equity market for biotechnology companies may prohibit us from raising funds in the equity markets on acceptable terms or at all. Even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

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

The following table summarizes our material contractual commitments for the remainder of 2002 and subsequent years (in thousands):

Contractual Obligation	2002	2003	2004	2005	Total
Capital Leases	$483	$782	$279	$—	$1,544
Operating Leases	656	1,221	498	382	2,757
Other contractual obligations*	9,263	—	—	—	9,263

Total	$10,402	$2,003	$777	$382	$13,564

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

In September 2001 and April 2002, the Company entered into derivative transactions with a financial institution that we may settle by selling up to 307,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. Alternatively, we have the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. These contracts are expected to be settled by issuing shares of our stock in the event the options are exercised. Derivative transactions relating to 107,000 of these shares expire or mature in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003. We received $732,000 in proceeds for the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with accounting principles generally accepted in the United States of America at the time of the transaction.

Trimeris 401 (k) Plan

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all qualified employees. Employees may elect a salary reduction from 1% to 12% as a contribution to the Plan. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees’ contributions. Beginning in 1998, we matched 100% of an employee’s annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee’s contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At December 31, 2001 there were approximately 50,000 shares of our stock held by the Plan. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service. Currently these shares are only tradable upon an employee’s termination. During 2002, we expect to modify the plan to allow employees to sell vested shares on a regular basis.

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

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in July 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. We believe that this standard will have no impact on our financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily in our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. Substantially all of our contracts are denominated in US dollars; therefore, we have no material foreign currency risk. We have an investment policy that sets minimum credit quality standards for our investments. The policy also limits the amount of money we can invest in any one issue, issuer or type of instrument. We have not experienced any material loss in our investment portfolio, and we believe the market risk exposure in our investment portfolio has remained consistent over this period.

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at June 30, 2002. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and therefore we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount (thousands)	Average Annual Interest Rate
Cash equivalents—fixed rate	$19,718	1.96%
Short-term investments—fixed rate	66,633	2.66%
Overnight cash investments—fixed rate	1,072	1.15%

Total investment securities	$87,423	2.48%

In September 2001 and April 2002, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” These contracts expire or mature in September 2002 and April 2003, respectively.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable

(d)  Use of Proceeds:

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Stockholders’ Meeting held on June 26, 2002:

	FOR	AGAINST	WITHHELD
Election of the following Directors:
Charles A. Sanders, M.D	15,446,933	N/A	93,300
Kevin C. Tang	15,500,737	N/A	39,496

Appointment of KPMG LLP
as independent accountants for the year ended December 31, 2002	15,270,066	268,140	2,027

In addition, the terms of the following directors continued after the date of the meeting: Dani P. Bolognesi, Ph. D., Jeffrey M. Lipton, E. Gary Cook, Ph.D., and J. Richard Crout, M.D.

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

We filed a report on Form 8-K on May 20, 2002 under Item 5 describing information regarding 24-week results from our second pivotal Phase III clinical trial for T-20.

We filed a report on Form 8-K on July 16, 2002 under Item 5 describing information regarding clinical data from our Phase I/II trial of T-1249, 24-week results from our two pivotal Phase III clinical trials for T-20, and results of a survey of patients in our two Phase III clinical trials regarding the acceptance of T-20 and its effect on activities of daily living.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

August 13, 2002	By:	/s/ DANI P. BOLOGNESI
Dani P. Bolognesi Chief Executive Officer, and Chief Scientific Officer

August 13, 2002		/s/ ROBERT R. BONCZEK
Robert R. Bonczek Chief Financial Officer (Principal Financial Officer)

August 13, 2002		/s/ TIMOTHY J. CREECH
Timothy J. Creech Director of Finance and Secretary (Principal Accounting Officer)