Form 10-Q
period 2002-09-30
TRIMERIS INC
filed 2002-11-14
CIK 911326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

The number of shares outstanding of the registrant’s common stock as of November 13, 2002 was 21,341,848.

TRIMERIS, INC.
(A Development Stage Company)
FORM 10-Q

For the Nine Months Ended September 30, 2002

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TRIMERIS, INC.
(A Development Stage Company)
BALANCE SHEETS
(in thousands, except par value)

	December 31, 2001	September 30, 2002

		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,288	$27,539
Short-term investments	52,512	33,522
Accounts receivable	2	5
Prepaid expenses	354	474

Total current assets	75,156	61,540
Property, furniture and equipment, net	3,779	3,149

Other assets:
Patent costs, net	1,514	1,220
Equipment deposits	195	165

Total other assets	1,709	1,385

Total assets	$80,644	$66,074

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,694	$1,752
Accounts payable—Roche	12,869	8,995
Current installments of capital lease obligations	928	758
Accrued compensation	2,048	2,752
Deferred revenue—Roche	1,304	1,304
Accrued expenses	3,677	3,660

Total current liabilities	23,520	19,221
Obligations under capital leases, excluding current installments	1,014	475
Deferred revenue—Roche	2,616	1,638

Total liabilities	27,150	21,334

Commitments and contingencies
Stockholders’ equity:
Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2001 and September 30, 2002 (unaudited)	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 17,414 and 18,787 shares issued and outstanding at December 31, 2001 and September 30, 2002 (unaudited)	17	19
Additional paid-in capital	244,725	287,401
Deficit accumulated during the development stage	(188,895)	(241,428)
Deferred compensation	(2,533)	(1,295)
Accumulated other comprehensive income	189	52
Notes receivable from stockholders	(9)	(9)

Total stockholders’ equity	53,494	44,740

Total liabilities and stockholders’ equity	$80,644	$66,074

See accompanying notes to financial statements.

TRIMERIS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period From Inception (January 3, 1993) through September 30,
	2001	2002	2001	2002	2002
Revenue	$326	$326	$978	$978	$8,872

Operating expenses:
Research and development:
Non-cash compensation	(1,690)	98	(2,142)	226	7,831
Other research and development expense	14,772	12,232	42,653	38,916	187,001

Total research and development expense	13,082	12,330	40,511	39,142	194,832

General and administrative:
Non-cash compensation	421	414	1,468	1,232	13,474
Marketing expense	782	3,640	1,964	8,150	13,320
Other general and administrative expense	2,008	2,502	5,738	6,398	38,934

Total general and administrative expense	3,211	6,556	9,170	15,780	65,728

Total operating expenses	16,293	18,886	49,681	54,922	260,560

Operating loss	(15,967)	(18,560)	(48,703)	(53,944)	(251,688)

Other income (expense):
Interest income	1,044	446	3,643	1,499	16,165
Interest expense	(48)	(24)	(149)	(88)	(1,725)

	996	422	3,494	1,411	14,440

Net loss before cumulative effect of change in accounting principle	(14,971)	(18,138)	(45,209)	(52,533)	(237,248)
Cumulative effect of change in accounting principle—implementation of SAB 101	—	—	—	—	(4,180)

Net loss	$(14,971)	$(18,138)	$(45,209)	$(52,533)	$(241,428)

Basic and diluted net loss per share	$(0.86)	$(0.97)	$(2.71)	$(2.82)

Weighted average shares used in per share computations	17,386	18,776	16,691	18,602

See accompanying notes to financial statements.

TRIMERIS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,		Period From Inception (January 7, 1993) through September 30,
	2001	2002	2002
Cash flows from operating activities:
Net loss	$(45,209)	$(52,533)	$(241,428)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,407	1,484	8,306
Other amortization	12	46	198
Amortization of deferred revenue – Roche	(978)	(978)	(3,238)
Non-cash compensation	(674)	1,458	21,305
401(K) plan stock match	—	—	1,395
Provision for equipment held for resale	—	—	61
Stock issued for consulting services	—	—	5
Stock issued to repay interest on notes to stockholders	—	—	195
Debt issued for research and development	—	—	194
Cumulative effect of change in accounting principle	—	—	4,180
Restricted stock donation	—	79	79
Patent costs expensed	—	551	551
Loss on disposal of property and equipment	—	—	16
Changes in operating assets and liabilities:
Accounts receivable	(307)	(3)	(5)
Prepaid expenses	30	(120)	(474)
Other assets	28	30	(165)
Accounts payable	(636)	(942)	1,752
Accounts payable – Roche	(837)	(3,874)	8,995
Accrued compensation	686	704	2,752
Accrued expenses	393	(17)	3,570
Deferred revenue – Roche	—	—	2,000

Net cash used by operating activities	(46,085)	(54,115)	(189,756)

Cash flows from investing activities:
Sales (purchases) of short-term investments, net	(4,194)	18,853	(33,470)
Purchases of property and equipment	(1,161)	(854)	(4,740)
Equipment held for resale	—	—	(61)
Organization costs	—	—	(8)
Patent costs	(331)	(303)	(1,907)

Net cash provided (used) by investing activities	(5,686)	17,696	(40,186)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	—	6,150
Lease costs	—	—	(13)
Principal payments under capital lease obligations	(803)	(709)	(5,498)
Proceeds from issuance of Common Stock	43,385	40,765	216,444
Proceeds from issuance of Preferred Stock	—	—	23,896
Proceeds from sale of call options	344	388	3,528
Proceeds from exercise of stock options	1,200	931	5,863
Proceeds from employee stock purchase plan exercise	197	295	1,452
Repayment of notes receivable from stockholders	—	—	259
Warrant issuance	—	—	5,400

Net cash provided by financing activities	44,323	41,670	257,481

Net increase (decrease) in cash and cash equivalents	(7,448)	5,251	27,539
Cash and cash equivalents, beginning of period	31,349	22,288	—

Cash and cash equivalents, end of period	$23,901	$27,539	$27,539

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and the 2001 financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2002 and our Registration Statement on Form S-3, as amended, declared effective on September 26, 2002.

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

2.    BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, restricted stock, and stock warrants, would have an antidilutive effect. At September 30, 2002, there were 2,439,000 options to purchase common stock outstanding, 3,000 shares of unvested restricted stock outstanding, and 362,000 warrants to purchase common stock outstanding. At September 30, 2001, there were 2,076,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3.    STATEMENTS OF CASH FLOWS

Interest of approximately $149,000 and $88,000 was paid during the nine months ended September 30, 2001 and 2002, respectively. No new capital leases were incurred for the nine months ended September 30, 2001 or 2002 for the purchase of new furniture and equipment.

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

In September 2001 and April 2002, the Company entered into derivative transactions with a financial institution that may be settled by selling up to a total of 307,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received approximately $344,000 and $388,000, respectively, in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intends to settle the contracts by issuing shares. Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003.

In January 2002, the Company closed a private placement of approximately 1.3 million shares of common stock at $34.00 per share. The net proceeds of the offering were approximately $40.8 million after deducting applicable issuance costs and expenses of approximately $2.0 million.

Other significant changes in additional paid-in capital during the nine months ended September 30, 2002 were $56,000 credited to additional paid-in capital related to non-cash compensation expense, $79,000 credited to additional paid-in capital related to a donation of restricted stock and $164,000 credited to additional paid-in capital related to a restricted stock grant. Other significant changes in additional paid-in capital during the nine months ended September 30, 2001 were primarily $2.4 million debited to additional paid-in capital related to non-cash compensation charges, and $3.3 million credited to additional paid-in capital related to deferred compensation recorded for a former consultant who became an employee.

5.    ROCHE COLLABORATION

In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd (“Roche”) to develop and market T-20 and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for the two fusion inhibitors. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of theseproducts. Roche made an initial cash payment to the Company of $10 million during 1999 and a milestone payment of $2 million in 2000. Roche will provide up to an additional $56 million in cash and funding upon achievement of developmental, regulatory and commercial milestones. In accordance with Staff Accounting Bulletin No. 101, the initial cash payment, net of the $5.4 million fair value of the warrant granted to Roche, is being amortized into revenue over the research and development term of the Roche agreement.

In June 2001, the Company announced a research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will equally fund worldwide research, development and commercialization costs, as well as share equally in profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999.

The accounts payable to Roche may be adjusted periodically based on their review of project expenses and items allowable under our collaboration agreement. As a result of such review, the Company received a credit during the three months ended June 30, 2002 of $4.4 million related to previous payments for drug material for clinical trials, which reduced research and development expenses for the three months ended June 30, 2002 and the nine months ended September 30, 2002.

6.    COMPREHENSIVE LOSS

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company’s available-for-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($45,034,000) for the nine months ended September 30, 2001. Comprehensive income (loss) totaled ($52,670,000) for the nine months ended September 30, 2002. For the Company, other comprehensive income consists of unrealized gains or losses on securities available for sale.

7.    COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

The Company settled litigation with a former consultant regarding the amount of payment of a fee for services rendered. The settlement amount had been substantially provided for in previous periods.

As of September 30, 2002, the Company had commitments of approximately $5.5 million to purchase product candidate materials and fund various clinical studies over the next 15 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for T-20 and T-1249 for the United States and Canada.

8.    SUBSEQUENT EVENT

In October 2002, the Company closed a public offering of common stock at $45.25 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the underwriters’ over-allotment option, were approximately $107 million after deducting applicable issuance costs and expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2002 and our Registration Statement on Form S-3, as amended, declared effective on September 26, 2002. These factors include, but are not limited to:

•
that we are a development stage company that has sustained operating losses since our inception, and expect our losses to continue and that we may never develop any drugs that achieve commercial viability;

•	that if we are unable to commercialize T-20, our lead drug candidate, our business will be materially harmed;

•	that we may not receive regulatory approvals for T-20 or our other drug candidates or approvals may be delayed;

•	that we are dependent on the successful outcome of clinical trials for our drug candidates;

•	that obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to achieve profitability;

•
that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•	that failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete;

•
that if sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis or we cannot obtain the quantities of raw materials required to manufacture our drug candidates, our financial condition and results of operations will be materially and adversely affected;

•
that if we cannot maintain commercial manufacturing arrangements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that if Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates;

•
that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that our drugs may not achieve market acceptance;

•
that even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities;

•	that HIV is likely to develop resistance to T-20 and our other drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•
that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•
that we depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement. If we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry. If we are unable to compete successfully, our business will suffer;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation;

•	that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage;

•
that our quarterly operating results are subject to fluctuations. If our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock;

•
that if we lose any of our executive management or other key employees, we will have difficulty replacing them. If we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer;

•
that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to technologies or drug candidates; and

•
that our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

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

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At September 30, 2002, we estimated the future volatility at 55% based on the implied future volatility for call options in Trimeris stock quoted on the Chicago Board Options Exchange in October 2002. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

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

Call Transaction Accounting

In July 2000, September 2001 and April 2002, we entered into derivative transactions with a financial institution that may be settled by selling shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received proceeds from the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” An extensive list of requirements including the ability to settle the transaction by issuing stock are required by this EITF in order to allow accounting for proceeds received as an increase to additional paid-in capital. The contracts for our derivative transactions met the detailed requirements in this EITF. For the nine months ended September 30, 2001, $344,000 in proceeds received was credited to additional paid-in-capital. For the nine months ended September 30, 2002, $388,000 in proceeds received was credited to additional paid-in-capital.

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

We have lost money since inception and, as of September 30, 2002, had an accumulated deficit of approximately $241.4 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and a milestone payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate any revenue from product sales or royalties.

Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses for the foreseeable future and expect losses to increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

•	the status of our research and development activities, including the announcement of the results of the analysis of our 48-week data from TORO-1 and TORO-2,

•	product candidate discovery and development efforts, including preclinical testing and clinical trials,

•	the timing of regulatory actions, including the potential accelerated and full approval of the T-20 NDA by the FDA,

•	the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

•	our ability to work with Roche to manufacture, develop, sell, market and distribute T-20 and T-1249,

•	technological and other changes in the competitive landscape,

•	changes in our existing or future research and development relationships and strategic alliances,

•	development of any future research and development relationships or strategic alliances,

•	evaluation of the commercial viability of potential product candidates, and

•	other factors, many of which are outside of our control.

As a result, we believe that period-to-period comparisons of our financial results in the future are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or Roche’s ability to successfully develop and obtain regulatory approval for T-20, T-1249 or other drug candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

Clinical Development

The following discussion highlights certain aspects of our ongoing and planned clinical development programs, including data presented during the nine months ended September 30, 2002. Please refer to our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2002 and our Registration Statement on Form S-3, as amended, declared effective on September 26, 2002 for information on all clinical trials conducted for T-20 and dates that data was presented. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

T-20, FuzeonTM , or enfuvirtide

We are developing T-20, our first drug candidate for HIV fusion inhibition, which has been granted fast track designation by the FDA. We recently announced that the brand name for T-20 is FuzeonTM. T-20 is currently in late stage clinical development. We have collected clinically relevant data at week 24 from TORO 1, or T20-301, and TORO 2, or T20-302, our two Phase III trials. Roche completed filing of the T-20 New Drug Application, or NDA, on September 16, 2002. The FDA has notified Roche that the T-20 NDA is fileable and has been granted priority review status. Priority review requires the FDA to complete its review of the NDA within six months of the completion of the filing, or March 16, 2003. Roche also completed filing a Marketing Authorisation Application with the European Union on September 19, 2002.

Phase III Clinical Results

In July 2002, we presented data from two Phase III pivotal trials for T-20. We refer to these clinical trials as TORO-1, which was conducted in North America and Brazil, and TORO-2, which was conducted in Western Europe and Australia. Each clinical trial enrolled approximately 500 patients and examined the efficacy and safety of T-20 in treating HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs. On average, the patients in these clinical trials had been exposed to 12 anti-HIV drugs prior to entering the trials. In these clinical trials, all patients received an optimized background regimen of three to five anti-HIV drugs other than T-20. In the control groups, patients received only the optimized background regimen. In the T-20 treatment groups, patients received the optimized background regimen in combination with twice daily subcutaneous injections of 90 milligrams of T-20. Data from our 24-week interim analysis are summarized below:

	TORO-1		TORO-2
	T-20	Control	T-20	Control
Primary Endpoint
Mean decrease in viral load (log10)	1.70	0.76	1.43	0.65
Mean decrease in viral load (% reduction)	98	83	96	78
Incremental reduction of viral load (log10)	0.93	—	0.78	—

Secondary Endpoints
Mean increase in CD4 cell count (cells/cubic millimeters)	76	32	65	38
Patients achieving viral load below 400 copies (%)	37	16	28	14
Patients achieving viral load below 50 copies (%)	20	7	12	5
Patients achieving viral load reduction greater than 1.0 log10 (%)	52	29	43	21
Patients experiencing virologic failure (%)	42	64	49	77

Other Data
Patients discontinuing from trial (%)*	11	21	17	15
Patients discontinuing from trial for virological failure (%)	5	6	10	4
Patients discontinuing from trial for injection site reactions (%)	3	—	3	—
Patients switching from control to T-20 (%)	—	49	—	67
*	For the control arm, includes only patients who did not switch to T-20.

Primary endpoint.    The primary endpoint in both TORO-1 and TORO-2 is a 0.5 log10 incremental reduction of viral load achieved in the patient groups treated with T-20 versus the reduction in viral load achieved in the control groups. Viral load refers to the amount of HIV virus particles, as measured by the presence of HIV ribonucleic acid, or RNA, found in the blood of an HIV-infected person at a given time. We measure viral load in terms of copies of HIV RNA per milliliter of blood. It is widely viewed that a reduction in HIV RNA levels can be used as a suitable endpoint to determine efficacy of anti-HIV drugs in clinical studies. Based on data from various publications, as well as discussions with the FDA, it is our view that an incremental viral load reduction in excess of 0.5 log10 at 24 weeks is a clinically meaningful outcome and is supportive of accelerated approval, assuming a positive safety profile for the drug. In TORO-1, the incremental viral load reduction achieved in the T-20 treated group was 0.93 log10. In TORO-2, the incremental viral load reduction achieved in the T-20 treated group was 0.78 log10. These results were highly statistically significant. Stated otherwise, the statistical measures, p-values, for the primary endpoints were less than 0.0001. Data from the trials also suggest that T-20 was relatively safe and well tolerated.

Secondary endpoints.    In both TORO-1 and TORO-2, multiple secondary endpoints were also met with statistical significance and characterize the clinical benefit of T-20, as well as the durability of response to the drug through 24 weeks. An important secondary endpoint in these clinical trials is the increase in CD4 cell count achieved in the patient groups treated with T-20 versus the increase achieved in the control groups. CD4 cells are a critical component of the human immune system and are often killed by HIV. An increase in CD4 cell count is indicative of immune system restoration and is important in reducing the likelihood of opportunistic infection. We measure CD4 cell counts in units of CD4 cells per cubic millimeter of blood. In both clinical trials, the T-20 treated patient groups achieved a statistically significant increase in CD4 cell count as compared to the control groups.

Additional secondary endpoints in TORO-1 and TORO-2 are the percentages of patients who achieved a reduction of HIV viral load below two pre-defined levels, 400 copies per milliliter of blood and 50 copies per milliliter of blood. Reduction of viral load below these levels is believed to correlate with long-term durability of response to the anti-HIV therapy. In these two clinical trials, T-20 produced a statistically significant increase in the number of patients who achieved reductions of viral loads to below these levels as compared to those reductions achieved in the control groups. Another important endpoint is the percentage of patients treated with T-20 who achieved a reduction of viral load greater than 1.0 log10 versus the percentage of the control group patients who achieved viral load reduction of that magnitude. Finally, the comparison between the number of T-20 treated patients and the patients in the control groups who experienced virological failure is also an important secondary endpoint. Virologic failure refers to the inability of an anti-HIV drug regimen to reduce or suppress HIV in accordance with measures defined in the trial protocols. In TORO-1 and TORO-2, both of these endpoints were also met with statistical significance.

Virologic failure is defined as failure to achieve a greater than 0.5 log10 decrease in viral load by week 8 of the trial, a failure to achieve a 1.0 log10 decrease by week 16, or a greater than 1.0 log10 increase in viral load after achieving a decrease in viral load greater than 2.0 log10. In each of the clinical trials summarized above, patients in the control groups experiencing virologic failure could switch to a T-20 regimen without discontinuing treatment or dropping out of the clinical trial.

TORO-1 SubGroup Analysis.    Subgroup analyses of TORO-1 show that response of patients in the T-20 treated group surpassed that of patients in the control group across the subgroups studied. At 24 weeks, the benefit of adding T-20 to an optimized background regimen was demonstrated across subgroups by gender, age, race, baseline CD4 cell count and baseline viral load.

Additional subgroup analysis of TORO-1 show that the addition of T-20 also provided benefit irrespective of how resistant the virus was to drugs in the patient’s individualized background regimen. However, the magnitude of viral suppression in both treatment arms depended on the number of active drugs in the individualized background regimen. There was greater viral suppression in patients who had more agents in their background regimen to which the virus was sensitive. Thus, patients with no active agents in their background regimen had a 0.92 log10 decrease in viral load in the T-20 treatment group compared to a 0.12 log10 decrease in viral load in the control group. In patients who had three to four agents in their regimen to which the virus was sensitive, the decrease in viral load in the T-20 treatment group was 2.3 log10, compared to 1.5 log10 in the control group. In both cases, the addition of T-20 provided an incremental viral load reduction of approximately 0.8 log10.

Regulatory.    Roche completed filing of the T-20 NDA on September 16, 2002. The FDA has notified Roche that the T-20 NDA is fileable and has been granted priority review status. Priority review requires the FDA to complete its review of the NDA within six months of the completion of the filing, or by March 16, 2003. As permitted by T-20’s fast track designation, Roche is initially seeking accelerated approval of T-20 based on the 24-week clinical data and intends to seek full approval based on 48-week clinical data from TORO-1 and TORO-2 when they become available. Roche also filed an application for European marketing approval on September 19, 2002.

Safety Results

TORO-1—Through 24 weeks, the incidence of moderate to severe laboratory abnormalities and clinical adverse events was similar between the T-20 group and the control group. While most patients in the T-20 group experienced injection site reactions, only 3% of patients discontinued the clinical trial as a consequence of these reactions. Other adverse events that occurred in greater than 10% of the T-20 patients and which occurred with greater frequency than in the control group were headache, dizziness, insomnia, and pain or numbness in the peripheral nervous system. It was not possible to establish a causal relationship between these other adverse events and T-20.

TORO-2—Through 24 weeks, as in TORO-1, overall clinical adverse events were similar between the T-20 group and the control group. Moderate laboratory abnormalities were more frequent in the T-20 group, and severe laboratory abnormalities were more frequent in the control group. While most patients in the T-20 group experienced injection site reactions, only 3% of patients discontinued the clinical trial as a consequence of these reactions. Other adverse events that occurred in greater than 10% of the T-20 patients and which occurred with greater frequency than in the control group were headache, fever and general weakness.

Impact of T-20 on Activities of Daily Living

Data collected from a survey of patients in TORO-1 and TORO-2 suggest that subcutaneous delivery of T-20 was well-accepted by a majority of patients after the first eight weeks of treatment. These clinical trials also evaluated patient acceptance of the subcutaneous administration of T-20.

Conducted among 638 patients in TORO-1 and TORO-2, the survey assessed whether the subcutaneous delivery of T-20 influenced a patient’s ability to conduct normal activities of daily living, or ADL. Most patients reported little or no impact of injection on familiar routines of work (83%), sleep (89%), recreation (78%), social life (89%), travel (70%), intimacy (78%), or privacy (74%). Nearly all patients (range: 95% to 98%) reported little or no impact of injection on basic ADL, such as preparing meals or bathing. These findings suggest that motivated patients who receive instruction were able to manage self-injection with little difficulty and without the need for substantial changes in daily routines.

The survey found that 65% of patients scored self-injection as “very easy” or “easy.” Other responses were “neutral” (22%), “difficult” (8%) and “very difficult” (3%). Two percent of the respondents did not complete the question. Most patients also rated as “very easy” or “easy” various activities relating to the preparation and usage of T-20, such as administration (69%), dissolution of study drug (78%), refrigeration (90%) and disposal of sharps (90%).

Other T-20 Clinical Trials

Phase II.    We have several Phase II clinical trials ongoing with respect to T-20. Please refer to our 2001 Annual Report on Form 10-K for a description of completed and ongoing Phase II trials with respect to T-20. Following is a description of clinical data on Phase II trials with respect to T-20 presented during the nine months ended September 30, 2002.

T20-206.    In February 2002, we presented 48-week data from T20-206. At 48 weeks, the median reduction of viral load from baseline viral load for the combined T-20 treatment groups was 2.24 log10, compared to a median reduction of 1.87 log10 for the control group. At 48 weeks, 55% of patients (28 of 51) in the combined T-20 treatment groups achieved viral load levels of less than 400 copies per milliliter compared to 37% of patients (7 of 19) in the control group. 47% of patients (24 of 51) in the combined T-20 treatment groups achieved viral load levels of less than 50 copies per milliliter compared to 37% of patients (7 of 19) in the control group. CD4 cell count increased by a median of 132 cells per cubic millimeter in the combined T-20 treatment groups compared to an increase of 90 cells per cubic millimeter in the control group.

T20-208.    In February 2002, we presented 48-week data from T20-208, a 46 patient formulation comparison clinical trial of T-20. Patients in T20-208 received T-20 given as twice daily subcutaneous injections in combination with oral anti-HIV drugs selected for each patient on an individualized basis. At 48 weeks, 50% of patients (23 of 46) achieved viral load levels of less than 400 copies per milliliter. In addition, 93% of patients (43 of 46) completed 48 weeks of treatment with the simpler dosing regimen of one injection twice daily that is currently being used in our Phase III clinical trials, TORO-1, TORO-2 and T20-305.

T20-310.    In December 2001, we presented 24-week data from T20-204, a 12 patient pediatric Phase I/II clinical trial for T-20. In T20-204, patients were randomly assigned to two treatment groups to receive T-20 at different dosage levels in combination with a background regimen of other anti-HIV drugs. At 24 weeks, this trial showed that T-20 was well-tolerated by children and that children receiving the highest dose experienced a 90% reduction in viral load. T20-310 is a Phase I/II clinical trial designed to evaluate long-term usage of T-20 in pediatric patients between the ages of 3 and 16. The clinical trial is currently enrolling patients.

Rollover Clinical Trials.    We have several ongoing clinical trials that allow patients in previously completed clinical trials to continue receiving T-20 as long as they continue to receive clinical benefit. These clinical trials are T20-210, T20-211 and T20-304.

Phase III

In November 2001, we announced with Roche the beginning of site selection and patient enrollment in the United States for T20-305, a clinical trial to assess the safety of T-20 in combination with oral anti-HIV drugs. We are conducting the clinical trial at various sites in North America, Europe, Brazil and Australia. This clinical trial is expected to enroll a total of 450 adults with high viral loads, defined as greater than 10,000 copies per milliliter, and low CD4 cell counts, defined as less than 50 cells per cubic millimeter. This clinical trial is currently underway and patient enrollment is in progress.

Other Observations

Side Effects.    In all T-20 clinical trials to date, the most common adverse event was an injection site reaction that ranged from mild to moderate in severity and was characterized by redness of the skin, a bumpy thickening of the skin, and itching. Other adverse events included headache, nausea, fever, decreased energy levels, weakness, diarrhea and dizziness. We are unable to determine whether T-20 caused some of these results because the incidence of these adverse events was similar between those who received combinations that included T-20 and those who received combinations that did not include T-20.

A pooled analysis of three Phase II studies (T20-205, T20-206, T20-208), found that the incidence and pattern of adverse events over the second year of treatment with T-20 were similar to those observed in the first year. Across the three studies, the majority of patients (69%, 116/168) remained on T-20-based regimens at 48 weeks, and almost half of the patients (46%, 32/70) in T20-205 remained on therapy at 96 weeks. Local injection site reactions were the most frequent adverse events associated with T-20 throughout the Phase II studies; they led to discontinuation of treatment in only two percent of patients.

Neutralizing Antibodies.    We have examined patient samples taken throughout the clinical trials to assess potential antibody responses to T-20. Data at 48 weeks in the T20-205 clinical trial show that T-20 does not appear to produce an immune response in the body that could compromise T-20’s efficacy.

Resistance.    We are examining T-20 resistance through analysis of blood samples taken from patients throughout several ongoing clinical trials, and augmenting these analyses with additional laboratory studies. Early genotypic and phenotypic analysis from patient samples from the TRI-003 clinical trial study where T-20 was given as monotherapy or in addition to an ineffective drug regimen in HIV infected patients revealed that emergence of resistance to T-20 is possible. Extension of these clinical trials to samples from the T20-205 clinical trial, where T-20 was given in combination with other anti-HIV drugs that are believed to be active, has demonstrated that the resistance profile of T-20 does not overlap with the resistance profiles of currently-approved anti-HIV drugs. In addition, T-20 has demonstrated additive or synergistic antiviral activity in laboratory studies when combined with representative members of the currently approved classes of anti-HIV drugs. Further analysis on patients in our Phase III clinical trials is ongoing.

Manufacturing

The synthetic manufacture of peptides historically has been complex and expensive. This constraint has not limited the commercialization of most existing peptide therapeutics, which are administered in relatively small doses. We anticipate dosing levels of T-20 to be relatively high compared to therapeutic peptides currently prescribed for other indications. We have developed a novel peptide manufacturing process, which we believe will allow us to produce T-20 and T-1249 on a large scale and cost-efficient basis. The T-20 production process involves three major phases, drug substance production, drug product production and final production of packaged kits for shipment. Roche will manufacture bulk quantities of T-20 drug substance in its Boulder, Colorado facility. We have selected one of Roche’s manufacturing facilities and another third party to produce the finished drug product from such bulk drug substance. The resulting vials of drug product will be sent to Roche for final assembly into packaged kits for shipment. Roche has validated the first three commercial batches of drug substance, and Roche has initiated the drug product validation phase.

Based on the positive Phase III data, better adherence to T-20 therapy than we had anticipated, and the growing problem of resistance to current therapies, we believe that T-20 can make a significant contribution to patients with diminishing treatment options. We have expanded our Early Access Program to 1,200 patients in addition to the existing 400 early access patients already on T-20. We expect approximately 3,000 patients from ongoing clinical trials and our Early Access Program to be on T-20 therapy by an anticipated launch in 2003. Due to these factors, as well as our priority review status with the FDA and an increased likelihood of expedited regulatory approval in Europe, the demand for T-20 may be greater than initially anticipated and may exceed supply in the period after launch. While the current manufacturing infrastructure does not allow the flexibility to increase production beyond our current capacity prior to launch, Roche has recently announced that it has committed further investment capital to increase capacity. Based on estimates derived from Roche’s pilot plant production, we projected availability of sufficient drug substance to treat approximately 25,000 patients by the end of 2003. In parallel with the T-20 NDA filing, Roche and we confirmed the successful validation of the first three commercial batches of T-20 drug substance. We are using information from each completed batch to optimize both process time and yield. We are now midway through the first commercial campaign which includes production of T-20 drug substance, final drug product formulation and packaging. Once this first commercial campaign is completed, we will have a clearer indication of batch yields, cycle times and T-20 commercial supplies.

T-1249

T-1249 is our second-generation fusion inhibitor for HIV. We expect to initiate a Phase II clinical trial with respect to T-1249 in 2003.

Phase I/II–T1249-101

T1249-101.    In July 1999, we initiated T1249-101, a Phase I/II clinical trial designed to assess the safety, antiviral activity, and pharmacokinetics of T-1249. For at least two weeks prior to entering the study, these patients had not received any other anti-HIV drugs.

In February 2001, we announced interim data from T1249-101. Patients received T-1249 via once or twice daily subcutaneous injections alone, and not in combination with any other anti-HIV drugs, for 14 days at doses ranging from 6.25 milligrams per day to 50 milligrams per day. At entry into the clinical trial, 98%, or 62 of 63 patients, had a clinical history of exposure to a mean of 11 anti-HIV drugs. During 14 days of treatment, the median maximum reduction in viral load from baseline at the beginning of the clinical trial ranged from 0.29 log10, or 48.7%, to 1.5 log10, or 96.8%, across the treatment groups. Data suggest that T-1249 was well-tolerated over a 14-day period and there were dose-related decreases in HIV viral load. Analysis of this data also suggests that a daily dose of T-1249, and not prior anti-HIV treatment experience, was the only variable that was associated with the viral load reduction among treatment-experienced patients.

In July 2002, we announced final results from T1249-101. The initial clinical trial described above included six dose groups dosed by subcutaneous injection once daily and twice daily. The total daily dose ranged from 6.25 to 50 milligrams. Subsequently, the clinical trial was amended to add four additional dose groups, from 50 to 200 milligrams dosed once daily. Of 115 patients entering the clinical trial, 113, or 98%, completed the 14-day dosing period. Dose-dependent decreases in HIV viral load were observed, including a median maximum reduction of 1.96 log10 copies per milliliter, or 99%, in patients receiving T-1249 at a dose of 200 milligrams per day.

No treatment-related, clinically relevant laboratory abnormalities occurred and no dose-limiting toxicities were identified. The most common adverse event reported in T1249-101 was mild to moderate local skin irritations at the site of injection. Three patients experienced serious adverse events assessed by the investigators as possibly related to T-1249. One patient experienced an allergic reaction, a second patient exhibited a low white blood cell count, or neutropenia, and a third patient experienced fever associated with injection site reaction.

Results of Operations

Comparison of Three Months Ended September 30, 2001 and 2002

Revenue.    Total revenue of $326,000 and $326,000 for the three months ended September 30, 2001 and 2002, respectively, represents the amortization over the research and development term of the Roche agreement, of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, and a $2.0 million milestone payment received from Roche in 2000.

Research and Development Expenses.    Total research and development expenses were $13.1 million and $12.3 million for the three months ended September 30, 2001 and 2002, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for T-20 and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 through September 30, 2002 for T-20 and T-1249. Total research and development expenses excluding non-cash compensation charges decreased from $14.8 million during the three months ended September 30, 2001 to $12.2 million during the three months ended September 30, 2002. This decrease was primarily because during the three months ended September 30, 2002 we incurred less expense than in the three months ended September 30, 2001 for:

•	the purchase of drug material for future clinical trials, and

•	our two Phase III clinical trials for T-20 which were initiated in late 2000.

This decrease in expenses was partially offset by increases in expenses during the three months ended September 30, 2002 because we:

•	continued preparation of materials for the submission of an NDA for T-20 to the FDA which was completed on September 16, 2002,

•	increased the number of our personnel to support our clinical trial, manufacturing process development, and research activities, and

•	settled litigation with a former consultant regarding the amount of payment of a fee for services rendered.

Non-cash compensation changed from $1.7 million in expense reversal for the three months ended September 30, 2001 to $98,000 in expense for the three months ended September 30, 2002. The expense reversal resulted because the cumulative expense under Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for non-employees was greater at June 30, 2001 than at September 30, 2001 because of the reduction in the market value of our stock during the three months ended September 30, 2001. The closing market price per share of our stock was $50.07 and $35.10 on June 30, 2001 and September 30, 2001, respectively. The cumulative expense calculated under EITF 96-18 was only slightly higher at September 30, 2002 compared to June 30, 2002. The closing market price per share of our stock was $44.39 and $44.65 on June 30, 2002 and September 30, 2002, respectively. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested. During the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested.

Total research personnel were 64 and 87 at September 30, 2001 and 2002, respectively. We expect research and development expenses, net of reimbursements for T-20 and T-1249 development costs from Roche, to increase in the future due to:

•	continuation of Phase III clinical trials for T-20,

•	expanded clinical trials for T-20, T-1249 and other product candidates,

•	the manufacture of drug material for these trials,

•	increased preclinical research and testing of potential product candidates, and

•	increased number of personnel to support these activities.

General and Administrative Expenses.    Total general and administrative expenses were $3.2 million and $6.6 million for the three months ended September 30, 2001 and 2002, respectively. Total general and administrative expenses include gross marketing, general and administration expenses less Roche’s share of pre-marketing expenses for T-20.

Marketing expenses increased from $782,000 for the three months ended September 30, 2001 to $3.6 million for the three months ended September 30, 2002 because during the three months ended September 30, 2002, we performed market research and conducted pre-marketing activities in anticipation of the approval and commercialization of T-20 which we shared equally with Roche.

Other general and administrative expense increased from $2.0 million for the three months ended September 30, 2001 to $2.5 million for the three months ended September 30, 2002 because during the three months ended September 30, 2002, we:

•	added administrative personnel to support our growth, and

•	incurred increased professional fees related to a legal dispute with a former consultant and to support our growth.

Non-cash compensation expense decreased from $421,000 for the three months ended September 30, 2001 to $414,000 for the three months ended September 30, 2002 primarily due to the fact that several option and stock grants to employees accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” became fully vested during 2001, resulting in less deferred compensation expense amortization for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. We expect marketing expenses to increase substantially in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 to be shared equally with Roche.

Other Income (Expense).    Other income (expense) consists of interest income and expense. Total other income was $996,000 and $422,000 for the three months ended September 30, 2001 and 2002, respectively. The decrease was primarily due to lower interest income because of a lower average investment balance and lower interest rates on our investment portfolio during the three months ended September 30, 2002, compared to the three months ended September 30, 2001. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

Comparison of Nine Months Ended September 30, 2001 and 2002

Revenue.    Total revenue of $978,000 and $978,000 for the nine months ended September 30, 2001 and 2002, respectively, represents the amortization over the research and development term of the Roche agreement, of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, and a $2.0 million milestone payment received from Roche in 2000.

Research and Development Expenses.    Total research and development expenses were $40.5 million and $39.1 million for the nine months ended September 30, 2001 and 2002, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for T-20 and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 through September 30, 2002 for T-20 and T-1249. Total research and development expenses excluding non-cash compensation charges decreased from $42.7 million during the nine months ended September 30, 2001 to $38.9 million during the nine months ended September 30, 2002. This decrease was primarily because during the nine months ended September 30, 2002 we incurred less expense for the purchase of drug material for future clinical trials than in the nine months ended September 30, 2001. The accounts payable to Roche may be adjusted periodically based on their review of project expenses and items allowable under our collaboration agreement. As a result of such review, we received a credit during the nine months ended September 30, 2002 of $4.4 million related to previous payments for drug material for clinical trials, which reduced research and development expenses for the nine months ended September 30, 2002.

This decrease in expenses was partially offset by increases in expenses during the nine months ended September 30, 2002 because we:

•	began and completed the data accumulation and compilation process for clinical data from our two ongoing Phase III clinical trials for T-20,

•	prepared materials for the submission of an NDA for T-20 to the FDA, which was completed on September 16, 2002, and

•	increased the number of our personnel to support our clinical trial, manufacturing process development, and research activities.

Non-cash compensation changed from $2.1 million in expense reversal for the nine months ended September 30, 2001 to $226,000 in expense for the nine months ended September 30, 2002. The change in expense resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was less at September 30, 2001 compared to December 31, 2000, because of the decrease in the market price of our stock from December 31, 2000 to September 30, 2001. The cumulative expense calculated under EITF 96-18 was slightly higher at September 30, 2002 compared to December 31, 2001 due to additional vesting of the options. The closing market price per share of our stock was $54.88 and $35.10 on December 31, 2000 and September 30, 2001, respectively. The closing market price per share of our stock was $44.97 and $44.65 on December 31, 2001 and September 30, 2002, respectively. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested. During the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested.

Total research personnel were 64 and 87 at September 30, 2001 and 2002, respectively. We expect research and development expenses, net of reimbursements for T-20 and T-1249 development costs from Roche, to increase in the future due to:

•	continuation of Phase III clinical trials for T-20,

•	expanded clinical trials for T-20, T-1249 and other product candidates,

•	the manufacture of drug material for these trials,

•	increased preclinical research and testing of potential product candidates, and

•	increased number of personnel to support these activities.

General and Administrative Expenses.    Total general and administrative expenses were $9.2 million and $15.8 million for the nine months ended September 30, 2001 and 2002, respectively. Total general and administrative expenses include gross marketing, general and administration expenses less Roche’s share of pre-marketing expenses for T-20.

Marketing expenses increased from $2.0 million for the nine months ended September 30, 2001 to $8.2 million for the nine months ended September 30, 2002 because during the nine months ended September 30, 2002, we performed market research and conducted pre-marketing activities in anticipation of the approval and commercialization of T-20 which we shared equally with Roche.

Other general and administrative expense increased from $5.7 million for the nine months ended September 30, 2001 to $6.4 million for the nine months ended September 30, 2002 because during the nine months ended September 30, 2002, we:

•	added administrative personnel to support our growth, and

•	incurred increased professional fees related to a legal dispute with a former consultant and to support our growth.

Non-cash compensation expense decreased from $1.5 million for the nine months ended September 30, 2001 to $1.2 million for the nine months ended September 30, 2002 primarily due to the fact that several option and stock grants to employees accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” became fully vested during 2001, resulting in less deferred compensation expense amortization for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. We expect marketing expenses to increase substantially in the future to support the anticipated expansion of product development activities, including pre-marketing activities undertaken in anticipation of the commercialization of T-20 to be shared equally with Roche.

Other Income (Expense).    Other income (expense) consists of interest income and expense. Total other income was $3.5 million and $1.4 million for the nine months ended September 30, 2001 and 2002, respectively. The decrease was primarily due to lower interest income because of a lower average investment balance and lower interest rates on our investment portfolio during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the private placement of equity securities, the issuance of notes to stockholders, equipment lease financing, an initial public offering of common stock in October 1997, a public offering of common stock in June 1999, a private placement of common stock in February 2000, a private placement of common stock in May 2001, a private placement of common stock in January 2002, a public offering of common stock in October 2002, and the sale of call options on our stock. Net cash used by operating activities was $46.1 million and $54.1 million for the nine months ended September 30, 2001 and 2002, respectively. The cash used by operating activities during the nine months ended September 30, 2002 was used primarily to fund research and development relating to T-20, T-1249, and other product candidates, and increased for the nine months ended September 30, 2002 due to the increase in our net loss. Cash used by investing activities was $5.7 million for the nine months ended September 30, 2001. Cash provided by investing activities was $17.7 million for the nine months ended September 30, 2002. The amount used for the nine months ended September 30, 2001 resulted from the net purchase of short-term investments, using the proceeds from our private placement of common stock in May 2001. The amount provided for the nine months ended September 30, 2002 resulted from the sale of short-term investments to fund our operating activities. Cash provided by financing activities for the nine months ended September 30, 2001, was $44.3 million. Cash provided by financing activities for the nine months ended September 30, 2002 was $41.7 million. Cash provided by financing activities for the nine months ended September 30, 2001 was primarily the proceeds of our private placement of common stock in May 2001. Cash provided by financing activities for the nine months ended September 30, 2002 was primarily the proceeds of our private placement of common stock in January 2002.

As of September 30, 2002, we had $61.1 million in cash and cash equivalents and short-term-investments, compared to $74.8 million as of December 31, 2001. The decrease is primarily a result of cash used by operating activities for the nine months ended September 30, 2002, offset by the closing of a private placement of common stock in January 2002, which resulted in net proceeds of approximately $40.8 million. In October 2002, we closed a public offering of common stock at $45.25 per share. The net proceeds of the offering were approximately $107 million after deducting applicable issuance costs and expenses.

In September 2001 and April 2002, we entered into derivative transactions with a financial institution that may be settled by selling up to a total of 307,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received approximately $344,000 and $388,000, respectively, in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Alternatively, we have the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. We intend to settle the contracts by issuing shares. Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003. The financial institution has advised us that it has engaged and may continue to engage in transactions, including the buying and selling of shares of our common stock, to offset its risks related to these transactions, which may or may not affect the market price of our stock.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for T-20 and T-1249 for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidate and compound discovery and development efforts, including:

•	expenditures for clinical trials of T-20, T-1249 and other product candidates,

•	preparation of additional materials and submissions for the T-20 NDA to the FDA in support of full approval for T-20,

•	expenditures for pre-marketing and marketing activities undertaken in anticipation of the commercialization of T-20,

•	research and development and preclinical testing of other product candidates,

•	manufacture of drug material, and

•	the development of our proprietary technology platform.

As of September 30, 2002, we had commitments of approximately $5.5 million to purchase product candidate materials and fund various clinical studies over the next 15 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaborative agreement. Under this collaborative agreement, we are obligated to share equally the future development expenses for T-20 and T-1249 in the United States and Canada. We also expect to have capital expenditures of approximately $500,000 during the remainder of 2002 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

Barring unforeseen developments, based on our current expectations regarding regulatory approval, manufacturing and commercialization of T-20, we expect that our existing capital resources, together with the interest earned thereon, including the proceeds of our public offering closed in October, will be adequate to fund our current programs for the next 24 months. However, if we require additional funds and such funds are not available through debt or equity financings, or collaborative arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for T-20 and T-1249, our capital requirements would increase substantially beyond our current expectations.

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock until such time, if ever, we are able to generate significant funds from operations.

We may have difficulty raising additional funds by selling equity. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. The public capital markets in which shares of our common stock are traded have been extremely volatile. The public equity markets for biotechnology companies have been extremely volatile in 2002. Drug candidates for several publicly-held biotechnology companies, including Cubist Pharmaceuticals, Inc., Dendreon Corp., Inspire Pharmaceuticals, Inc., Miravant Medical Technologies, Pharmacia Corp. and Pharmacyclics, Inc. failed to meet primary clinical endpoints in Phase III clinical trials, resulting in significant reduction in the market price of their common stock. The FDA’s decision not to accept Imclone Systems, Inc’s Biologics License Application (BLA) for ERBITUX™ also has contributed to the volatility of public equity markets for biotechnology companies. Therefore, even if we do achieve positive clinical or financial results that meet or exceed the expectations of securities analysts and investors, the state of the public equity markets in general and particularly the public equity market for biotechnology companies may prohibit us from raising funds in the equity markets on acceptable terms or at all. Even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

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

The following table summarizes our material contractual commitments for the remainder of 2002 and subsequent years (in thousands):

Contractual Obligation	2002	2003	2004	2005	Total
Capital Leases	$239	$782	$279	$—	$1,300
Operating Leases	329	1,221	498	382	2,430
Other contractual obligations*	4,191	1,352	—	—	5,543

Total	$4,759	$3,355	$777	$382	$9,273

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

In September 2001 and April 2002, we entered into derivative transactions with a financial institution that we may settle by selling up to 307,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. Alternatively, we have the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. These contracts are expected to be settled by issuing shares of our stock in the event the options are exercised. Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003. We received $732,000 in proceeds for the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with accounting principles generally accepted in the United States of America at the time of the transaction.

Trimeris 401 (k) Plan

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all qualified employees. Employees may elect a salary reduction from 1% to 12% as a contribution to the Plan. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees’ contributions. Beginning in 1998, we matched 100% of an employee’s annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee’s contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At December 31, 2001 there were approximately 50,000 shares of our stock held by the Plan. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service. Currently these shares are only tradable upon an employee’s termination. We expect to modify the plan to allow employees to sell vested shares on a regular basis during 2003.

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

Accounting and Other Matters

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method and prohibits use of the pooling-of-interests method. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill (and intangible assets with indefinite useful lives) no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which occurred on January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 had no effect on our financial statements.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard provides guidance on differentiating between long-lived assets to be held and used, long-lived assets to be disposed of other than by sale and long-lived assets to be disposed of by sale. SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this standard had no impact on our financial statements.

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

Risk Factors

Our business is subject to certain risks and uncertainties. Please read the “Risk Factors” and “Business” sections of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2002 and our Registration Statement on Form S-3, as amended, declared effective on September 26, 2002, which highlight some of these risks. If any of these risks materialize, our business, financial condition and results of operations could be materially adversely affected.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at September 30, 2002. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and therefore we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount (thousands)	Average Annual Interest Rate

Cash equivalents—fixed rate	$26,774	2.10%
Short-term investments—fixed rate	33,522	2.34%
Overnight cash investments—fixed rate	765	1.08%

Total investment securities	$61,061	2.22%

In September 2001 and April 2002, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003.

Item 4.    Controls and Procedures

Within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the Company’s management. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and timely report information required to be disclosed by the Company under the Securities Exchange Act of 1934.

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation of our internal controls. Internal controls and procedures are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

We filed a report on Form 8-K on August 8, 2002 under Item 9 describing information regarding the clinical development of T-20 and announcing a Early Access Program for T-20.

We filed a report on Form 8-K on August 14, 2002 under Item 9 disclosing certifications required by Section 906 of The Sarbanes-Oxley Act of 2002.

We filed a report on Form 8-K on September 13, 2002 under Item 5 announcing the filing of a Form S-3 registration statement with the Securities and Exchange Commission for a proposed public offering of 2.0 million shares of common stock.

We filed a report on Form 8-K on September 17, 2002 under Item 5 announcing the submission of a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for approval to market FUZEON™ (enfuvirtide), formerly known as T-20.

We filed a report on Form 8-K on September 20, 2002 under Item 5 announcing the submission of a Marketing Authorization Application to the European Union (EU) for FUZEON™ (enfuvirtide), formerly known as T-20, for HIV-1 infection in combination with other antiretroviral agents.

We filed a report on Form 8-K on September 27, 2002 under Item 5 announcing the pricing of an underwritten public offering of 2,400,000 shares of our common stock at a public offering price per share of $45.25.

We filed a report on Form 8-K on October 4, 2002 under Item 5 announcing the closing of an underwritten public offering of 2,400,000 shares of our common stock at a public offering price per share of $45.25. Total net proceeds to us were approximately $102.4 million.

We filed a report on Form 8-K on October 15, 2002 under Item 5 announcing that the U.S. Food and Drug Administration (FDA) has notified us that the New Drug Application (NDA) for FUZEON™ (generic: enfuvirtide, formerly known as T-20) is fileable and has been granted priority review status.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMERIS, INC. (Registrant)

November 12, 2002	By:	/s/ DANI P. BOLOGNESI
Dani P. Bolognesi Chief Executive Officer, and Chief Scientific Officer

November 12, 2002	By:	/s/ ROBERT R. BONCZEK
Robert R. Bonczek Chief Financial Officer (Principal Financial Officer)

November 12, 2002	By:	/s/ TIMOTHY J. CREECH
Timothy J. Creech Vice President of Finance and Secretary (Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Executive Officer:

I, Dani P. Bolognesi, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trimeris, Inc.:

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ DANI P. BOLOGNESI
Dani P. Bolognesi Chief Executive Officer and Chief Scientific Officer

Certification of Chief Financial Officer

I, Robert R. Bonczek, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trimeris, Inc.:

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ ROBERT R. BONCZEK
Robert R. Bonczek Chief Financial Officer and General Counsel

EXHIBIT INDEX

Number	Description
None