Form 10-K
period 2002-12-31
TRIMERIS INC
filed 2003-03-27
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(919) 419-6050

Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.001 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒ Yes ☐  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 28, 2002 was approximately $515,800,000 (based on the last sale price of such stock as reported by the Nasdaq National Market System on June 28, 2002).

The number of shares of the registrant’s common stock outstanding as of March 24, 2003 was 21,378,979.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

TRIMERIS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

i

PART I

ITEM 1.    BUSINESS

Statements in this Annual Report on Form 10-K that are not historical fact are forward-looking statements. These forward-looking statements include statements regarding Trimeris, Inc.’s expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of this Annual Report on Form 10-K. Many of these factors are beyond our control, and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the “Risk Factors” section in this Annual Report on Form 10-K for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

Overview

We are engaged in the discovery and development of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, our drug candidates under development offer a novel mechanism of action with the potential to treat a variety of medically important viral diseases.

Our most advanced drug candidates, Fuzeon, whose generic name is enfuvirtide, formerly known as T-20, and T-1249, are in clinical development for the treatment of HIV infection. We are developing both of these drug candidates in collaboration with F. Hoffman-La Roche, Ltd., or Roche.

Fuzeon is our first-generation HIV fusion inhibitor. The FDA approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy. Anti-HIV drugs are referred to as antiretroviral agents. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and we expect commercial sales of Fuzeon to begin in March or April of 2003. Roche received accelerated FDA approval of Fuzeon based on 24-week clinical data from two Phase III pivotal trials for Fuzeon. We refer to these clinical trials as TORO-1, which was conducted in North America and Brazil, and TORO-2, which was conducted in Western Europe and Australia. In both TORO-1 and TORO-2, the primary endpoint for the clinical trials, which is the incremental reduction of viral load achieved in the Fuzeon group versus the control group, was met with statistical significance. Viral load refers to the amount of HIV virus particles, as measured by the presence of HIV ribonucleic acid, or RNA, found in the blood of an HIV-infected person at a given time. We measure viral load in terms of copies of HIV RNA per milliliter of blood. Additionally, the interim analysis of TORO-1 and TORO-2 showed that important secondary endpoints were also met with statistical significance. Roche intends to seek full approval based on a full analysis of 48-week clinical data from TORO-1 and TORO-2 when it becomes available later this year. There are no results from controlled trials evaluating the effect of Fuzeon on the clinical progression of HIV.

A preliminary analysis of the combined TORO-1 and TORO-2 48-week data show that 30% of the Fuzeon group had a reduction of HIV viral load to below 400 copies per milliliter of blood, compared to 12% of the control group. In addition, 80% of the patients in the Fuzeon group who achieved a reduction of HIV viral load to below 400 copies per milliliter of blood at 24 weeks maintained this response at 48 weeks, compared to 68% in the control group.

Roche also filed an application for European marketing approval on September 19, 2002. In March 2003, the Committee for Proprietary Medicinal Products, or CPMP, recommended granting a marketing authorization for Fuzeon. This recommendation will now be considered by the European Agency for the Evaluation of Medicinal Products, or EMEA, who has the final authority to grant a marketing authorization for Fuzeon in Europe. Roche will manufacture the bulk drug substance of Fuzeon. Currently, we anticipate Roche will be able to manufacture sufficient drug supply for approximately 12,000 to 15,000 patients worldwide to be receiving Fuzeon by the end of 2003, after taking into account the establishment of a six-month “safety stock” for all patients receiving Fuzeon. Roche is working continually to maximize the manufacturing capabilities of its facilities.

T-1249 is our second-generation HIV fusion inhibitor. In September 2002, we presented data from a Phase I/II trial of T-1249, which suggest that over 14 days of dosing, T-1249 was well-tolerated and produced dose-related decreases in HIV viral load. Viral load refers to the amount of HIV virus particles, as measured by the presence of HIV ribonucleic acid, or RNA, found in the blood of an HIV-infected person at a given time. We measure viral load in terms of copies of HIV RNA per milliliter of blood. It is widely viewed that a reduction in HIV RNA levels can be used as a suitable endpoint to determine efficacy of anti-HIV drugs in clinical studies. In February 2003, we presented data from a ten-day Phase I/II trial of T-1249, which suggest that T-1249 reduced viral load in most patients who had failed an individualized anti-HIV drug regimen that had previously included Fuzeon. This data suggests that T-1249 is active in patients who have virus that has developed resistance to Fuzeon. We expect to initiate a Phase II clinical trial of T-1249 in 2003.

Our goal is to continue to strengthen and expand our fusion inhibitor franchise. We are working with Roche to develop improvements in delivery convenience and other enhancements to Fuzeon. We are also exploring methods to improve the efficiency of manufacturing Fuzeon. We believe that any product enhancements and manufacturing improvements made to Fuzeon could potentially be applied to other HIV fusion inhibitors, including T-1249. Beyond Fuzeon and T-1249, we are focused on the discovery and development of novel peptides with enhanced resistance profiles to target HIV strains that become resistant to other HIV fusion inhibitors. We have also established discovery programs outside the scope of our Roche collaboration, which are focused on the development of small molecule HIV fusion inhibitors that could be administered orally.

Background

It is estimated that approximately 940,000 people in North America and nearly 560,000 people in Western Europe are currently infected with HIV. It is also estimated that an additional 40,000 people are newly infected with HIV each year in the U.S. alone. HIV attacks a class of white blood cells, known as CD4 cells, that are responsible for mounting a body’s immune response against infection. By attacking these cells, HIV progressively disables the immune system, resulting in opportunistic infections, neurological dysfunctions, malignancies and/or death. The amount of HIV present in a patient’s bloodstream has been shown to be related directly to the patient’s prognosis: the higher the viral load, the more compromised the patient’s immune system becomes and the more likely the patient is to succumb to progressive diseases. In its most advanced stage, this progression into other infections or diseases is known as Acquired Immunodeficiency Syndrome, or AIDS.

The standard approach to treating HIV infection has been to lower viral loads by using drugs other than fusion inhibitors that inhibit two of the viral enzymes that are necessary for the virus to replicate: reverse transcriptase and protease. There are currently three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, and protease inhibitors, or PIs. We refer to NRTIs and NNRTIs collectively as RTIs. There are ten FDA-approved RTIs and six FDA-approved PIs.

Therapies based on certain combinations of RTIs and PIs have reduced HIV viral loads in many patients for sustained periods to levels that are not detectable by current diagnostic methods. In 2000, the number of deaths in the United States attributable to HIV infection was reduced to approximately 15,000 from 38,000 in 1996, largely due to improvements in treatment regimens. Because of the results achieved by the combined use of RTIs and PIs, total sales in the United States of approved RTIs and PIs exceeded $3.1 billion in 2001.

While significant progress has been made in combating HIV, current treatments continue to have significant limitations, such as resistance, toxicity and non-adherence to the complicated treatment regimens. HIV is prone to genetic mutations that produce strains of HIV that are resistant to currently-approved RTIs and PIs. Generally, an HIV virus that is resistant to one drug within a class is likely to become resistant to the entire class, a phenomenon known as cross-resistance. As a result of cross-resistance, attempts to re-establish suppression of HIV viral load by substituting different RTI and PI combinations often fail. It is estimated that, in the U.S., over 70% of patients currently taking medications have failed at least one regimen. Studies suggest that 10% to 15% of newly-infected HIV patients are infected with a strain of HIV that is resistant to at least one anti-HIV drug. It is estimated that viral infections in approximately 55,000 HIV-infected patients in the U.S. have become resistant to at least one member of each of the three classes of currently approved anti-HIV drugs, and that number is believed to be growing.

Over time, in addition to generating resistance to drugs, many patients develop intolerance to different medications. Data suggest that some HIV-infected patients refuse to commence or continue taking RTIs and PIs, either alone or in combination, because of side effects and difficult dosing regimens. Severe side effects commonly associated with currently approved anti-HIV drugs include neurological disorders, gastrointestinal disorders, diabetes-like symptoms, elevated cholesterol levels, other abnormal lipid metabolism and bone disorders. Dosing regimens often include taking as many as 30 pills per day. The emergence of drug-resistant strains of HIV, as well as toxic side effects associated with existing therapies, has heightened demand for new HIV therapies that work by novel mechanisms of action, have unique resistance profiles and have fewer side effects.

HIV Fusion Inhibitors: Fuzeon and T-1249

We are engaged in the discovery and development of a class of anti-HIV compounds that works by a novel mechanism of action. Unlike existing classes of antiviral drugs, which work inside the cell after it has been infected, fusion inhibitors work outside of the cell to inhibit the virus’ ability to infect cells and replicate. We believe that fusion inhibitors will have fewer long-term side effects than other approved therapies and will be active against strains of HIV that are resistant to other classes of HIV drugs. We currently have two fusion inhibitors in clinical development: Fuzeon, recently approved for marketing in the United States, and T-1249.

Fuzeon

Fuzeon, a 36 amino acid synthetic peptide, is our first drug candidate for HIV fusion inhibition. Fuzeon has been shown to inhibit HIV viral fusion with host cells by blocking the conformational rearrangement of an HIV protein called gp41. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and we expect commercial sales of Fuzeon to begin in March or April of 2003. We have various postmarketing commitments that are not conditions of this accelerated approval. These commitments include various clinical, pharmacological, and virolgical studies, and manufacturing activities. Roche received accelerated approval of T-20 based on the 24-week data and intends to seek full approval based on 48-week clinical data from TORO-1 and TORO-2 when it has been analyzed. Roche also filed an application for European marketing approval in September 2002. In March 2003 the CPMP adopted a positive opinion, recommending to grant a marketing authorization for Fuzeon. This opinion will now be considered by the EMEA who has the final authority to grant a marketing authorization for Fuzeon in Europe.

To date, we have tested or are testing Fuzeon in more than 1,000 patients in clinical trials, with the longest duration of treatment exceeding three years. In August 2002, we initiated an Early Access Program under which an additional 1,000 to 1,200 patients with limited treatment options will receive Fuzeon. We also have commenced an open label safety trial called T20-305, which is expected to enroll approximately 450 patients in the United States and Europe. We continue to enroll patients in additional clinical trials and believe that currently more than 3,000 patients are receiving Fuzeon therapy worldwide. The clinical trials conducted to date suggest that Fuzeon is well-tolerated and has potent antiviral activity.

Fuzeon Mechanism of Action

Fuzeon is a 36-amino acid synthetic peptide that binds to a key region of an HIV surface protein called gp41. Fuzeon blocks HIV viral fusion by interfering with certain structural rearrangements within gp41 that are required for HIV to fuse to and enter a host cell.

In the HIV infection process, the gp120 surface protein is stripped away from the virus after gp120 binds to host cell receptors. Two specific regions in the gp41 protein are thus freed and can bind to one another and cause the viral membrane to fuse with the host cell membrane. If Fuzeon is present in the bloodstream, it binds tightly to one of these regions within the gp41 protein and blocks the structural rearrangement necessary for the virus to fuse with the host cell. Since the virus cannot fuse with the host cell, it cannot penetrate and release its genetic material into the cell. HIV infection of the host cell is inhibited, and HIV replication within that cell is prevented.

Phase III Clinical Trials of Fuzeon

Trial Design

TORO-1.    In June 2001, we completed enrollment of TORO-1, a 48-week Phase III clinical trial in North America and Brazil with a planned interim analysis at 24 weeks. The trial is evaluating the activity and safety of Fuzeon in 491 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs. In this clinical trial, all patients received an individually optimized background regimen of three to five anti-HIV drugs other than Fuzeon. In the control group, patients received only the optimized background regimen. In the Fuzeon treatment group, patients received the optimized background regimen in combination with twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. The background regimen was optimized based on the patient’s treatment history and the genotype and phenotype of the patient’s virus. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. We have conducted an interim analysis of data at 24 weeks and a preliminary analysis of the data at 48 weeks. A complete final analysis of the data at 48 weeks will be available later in the year.

TORO-2.    In August 2001, we completed enrollment of TORO-2, a 48-week Phase III clinical trial in Western Europe and Australia. The protocol for TORO-2 is substantially similar to TORO-1 and involves 504 HIV-infected patients. We have conducted an interim analysis of data at 24 weeks and a preliminary analysis of the data at 48 weeks. A complete analysis of the data at 48 weeks will be available later in the year.

The following table gives background information and describes the patient populations enrolled in the TORO-1 and TORO-2 clinical trials and the pooled analysis of both trials combined:

	TORO-1			TORO-2			POOLED
	Fuzeon		Control	Fuzeon		Control	Fuzeon		Control
Total number of sites		49			64			113
Site locations	North America, Brazil			Western Europe, Australia
Total number of patients		491			504			995
Approximate randomization		2:1			2:1			2:1
Number of patients per group	326		165	335		169	661		334
Median viral load at trial start (log10 copies/milliliters)		5.2			5.1		5.2		5.1
Median CD4 cell count at trial start (cells/cubic millimeter)	76		87	98		102	88		97
Average number of anti-HIV drugs exposed to prior to trial		12			12		12		12
Phenotypic sensitivity score		1.7			1.4		1.6		1.6
Genotypic sensitivity score		1.9			1.6		1.7		1.8

Phenotypic sensitivity scores and genotypic sensitivity scores are measures of viral resistance. Specifically, the sensitivity scores depicted in the table above represent the average number of drugs, out of all the currently approved anti-HIV drugs, that could be expected to be active against the tested virus.

Clinical Trial Results

In July 2002, we presented data from a 24-week interim analysis of TORO-1 and TORO-2. The primary endpoint for the clinical trials, the difference in the magnitude of decrease in HIV viral loads between the Fuzeon group and the control group, was met in both the TORO-1 and TORO-2 clinical trials and was statistically significant. Additionally, the interim analysis of TORO-1 and TORO-2 showed that important secondary endpoints, including the increase of CD4 count from baseline and suppression of viral load below the level of detection were also met with statistical significance. CD4 cells are a critical component of the human immune system and are often killed by HIV. An increase in CD4 cell count is indicative of immune system restoration and is important in reducing the likelihood of opportunistic infection. We measure CD4 cell counts in units of CD4 cells per cubic millimeter of blood. The following table summarizes the 24-week interim data analysis of each clinical trial. The pooled data reflects the data included in the FDA approved package insert for Fuzeon, calculated in accordance with FDA guidelines. All data depicted below were statistically significant. Stated otherwise, the statistical measures, p-values, for all the data shown below were less than 0.05. In both of the trials, the p-values for the primary endpoints were less than 0.0001.

	TORO-1		TORO-2		POOLED
	Fuzeon	Control	Fuzeon	Control	Fuzeon	Control
Primary Endpoint
Mean decrease in viral load (log10)	1.70	0.76	1.43	0.65	1.52	0.73
Mean decrease in viral load (% reduction)	98	83	96	78	97	81
Incremental reduction of viral load (log10)	0.93	—	0.78	—	0.79	—

Secondary Endpoints
Mean increase in CD4 cell count (cells/cubic millimeters)	76	32	65	38	71	35
Patients achieving viral load below 400 copies (%)	37	16	28	14	37	16
Patients achieving viral load below 50 copies (%)	20	7	12	5	23	9
Patients achieving viral load reduction greater than 1.0 log10 (%)	52	29	43	21	52	26
Patients experiencing virologic failure (%)	42	64	49	77	46	71

Other Data
Patients discontinuing from trial (%)	11	21	17	15	14	19
Patients discontinuing from trial for virological failure (%)	5	6	10	4	8	5
Patients discontinuing from trial for injection site reactions (%)	3	—	3	—	3	—
Patients switching from control to Fuzeon (%)	—	49	—	67	—	58

Primary endpoint.    The primary endpoint in both TORO-1 and TORO-2 is a 0.5 log10 incremental reduction of viral load achieved in the patient groups treated with Fuzeon versus the reduction in viral load achieved in the control groups. It is widely viewed that a reduction in HIV RNA levels can be used as a suitable endpoint to determine efficacy of anti-HIV drugs in clinical studies. Based on data from various publications, as well as discussions with the FDA, it is our view that an incremental viral load reduction in excess of 0.5 log10 at 24 weeks is a clinically meaningful outcome and supported accelerated approval. In TORO-1, the incremental viral load reduction achieved in the Fuzeon treated group was 0.93 log10. In TORO-2, the incremental viral load reduction achieved in the Fuzeon treated group was 0.78 log10. These results were highly statistically significant. Stated otherwise, the statistical measures, p-values, for the primary endpoints were less than 0.0001. Data from the trials also suggest that Fuzeon was relatively safe and well tolerated.

Secondary endpoints.    In both TORO-1 and TORO-2, multiple secondary endpoints were also met with statistical significance and characterize the clinical benefit of Fuzeon, as well as the durability of response to the drug through 24 weeks. An important secondary endpoint in these clinical trials is the increase in CD4 cell count achieved in the patient groups treated with Fuzeon versus the increase achieved in the control groups. CD4 cells are a critical component of the human immune system and are often killed by HIV. An increase in CD4 cell count is indicative of immune system restoration and is important in reducing the likelihood of opportunistic infection. We measure CD4 cell counts in units of CD4 cells per cubic millimeter of blood. In both clinical trials, the Fuzeon treated patient groups achieved a statistically significant increase in CD4 cell count as compared to the control groups.

Additional secondary endpoints in TORO-1 and TORO-2 are the percentages of patients who achieved a reduction of HIV viral load below two pre-defined levels, 400 copies per milliliter of blood and 50 copies per milliliter of blood. Reduction of viral load below these levels is believed to correlate with long-term durability of response to the anti-HIV therapy. In these two clinical trials, Fuzeon produced a statistically significant increase in the number of patients who achieved reductions of viral loads to below these levels as compared to those reductions achieved in the control groups. Another important endpoint is the percentage of patients treated with Fuzeon who achieved a reduction of viral load greater than 1.0 log10 versus the percentage of the control group patients who achieved viral load reduction of that magnitude. Finally, the comparison between the number of Fuzeon treated patients and the patients in the control groups who experienced virological failure is also an important secondary endpoint. Virologic failure refers to the inability of an anti-HIV drug regimen to reduce or suppress HIV in accordance with measures defined in the trial protocols. In TORO-1 and TORO-2, both of these endpoints were also met with statistical significance.

A pooled analysis of TORO-1 and TORO-2 combined showed that patients in the Fuzeon treatment group were twice as likely to achieve viral load below 400 copies per milliliter of blood compared to patients in the control group, 33% versus 15%, respectively. The response of patients in the Fuzeon treatment group surpassed that of the control group across all subgroups studied, including age, race, baseline CD4 count and baseline viral load. In both treatment groups, greater viral load reduction was seen in patients who had more active drugs in their optimized background regimen, less treatment experience and less advanced disease, defined as a patient with a CD4 count greater than 100 cells.

Virologic failure is defined as failure to achieve a greater than 0.5 log10 decrease in viral load by week 8 of the trial, a failure to achieve a 1.0 log10 decrease by week 16, or a greater than 1.0 log10 increase in viral load after achieving a decrease in viral load greater than 2.0 log10. In each of the clinical trials summarized above, patients in the control groups experiencing virologic failure could switch to a Fuzeon regimen without discontinuing treatment or dropping out of the clinical trial.

TORO-1 Subgroup Analysis

Subgroup analyses of TORO-1 show that response of patients in the Fuzeon treatment group surpassed that of patients in the control group across the subgroups studied. At 24 weeks, the benefit of adding Fuzeon to an optimized background regimen was demonstrated across subgroups by gender, age, race, baseline CD4 cell count and baseline viral load.

Additional subgroup analyses of TORO-1 show that the addition of Fuzeon also provided benefit irrespective of how resistant the virus was to drugs in the patient’s individualized background regimen. However, the magnitude of viral load reduction in both treatment groups depended on the number of active drugs in the individualized background regimen. There was greater viral load reduction in patients who had more drugs in their background regimen to which the virus was sensitive. Thus, patients with no active drugs in their background regimen had a 0.92 log10 decrease in viral load in the Fuzeon treatment group compared to a 0.12 log10 decrease in viral load in the control group. In patients who had three to four drugs in their regimen to which the virus was sensitive, the decrease in viral load in the Fuzeon treatment group was 2.3 log10, compared to 1.5 log10 in the control group. In both cases, the addition of Fuzeon provided an incremental viral load reduction of approximately 0.8 log10. The examples below illustrate these changes for hypothetical patients:

The mean baseline viral load for patients in the study was approximately 5 log10 copies per milliliter, equivalent to 100,000 copies of the virus per milliliter of blood. For a patient with a baseline viral load of 100,000 copies per milliliter in the control group with no active drugs in their background regimen, the decline of 0.12 log10 would represent a change from 100,000 copies per milliliter to 75,860 copies per milliliter. For a similar patient on a similar background regimen with no active drugs but with the addition of Fuzeon, the decline of 0.92 log10 would represent a change from 100,000 copies per milliliter to 12,000 copies per milliliter.

In comparison, for a patient in the control group with a baseline viral load of 100,000 copies per milliliter, with three to four active drugs in their background regimen, a decline of 1.5 log10 would represent a change from 100,000 to 3,162 copies per milliliter. For a similar patient on a similar background regimen with three to four active drugs but with the addition of Fuzeon, the decline of 2.3 log10 would represent a change from 100,000 copies per milliliter to 501 copies per milliliter.

TORO-2 Subgroup Analysis

Subgroup analyses of TORO-2 show that response of patients in the Fuzeon treatment group surpassed that of patients in the control group across the subgroups studied. At 24 weeks, the benefit of adding Fuzeon to an optimized background regimen was consistent across gender, age, race, baseline CD4 cell count and baseline viral load.

The benefit of Fuzeon was correlated with the sensitivity of the patients’ virus to his or her optimized background regimen; patients whose virus was sensitive to a greater number of drugs demonstrated greater viral load reduction. Among patients who exhibited a range of phenotypic sensitivity to drugs in their background regimens ranging from sensitivity to none of the drugs to sensitivity to five or more drugs, viral load reductions for patients in the Fuzeon treatment group ranged from 0.96 log10 to 1.73 log10, while viral load reduction among a similar range of patients in the control group ranged from 0.13 log10 to 0.91 log10.

Impact of Fuzeon on Activities of Daily Living

Data collected from a survey of patients in TORO-1 and TORO-2 suggest that subcutaneous delivery of Fuzeon was well-accepted by a majority of patients after the first eight weeks of treatment. These clinical trials also evaluated patient acceptance of the subcutaneous administration of Fuzeon.

Conducted among 638 patients in TORO-1 and TORO-2, the survey assessed whether the subcutaneous delivery of Fuzeon influenced a patient’s ability to conduct normal activities of daily living, or ADL. Most patients reported little or no impact of injection on familiar routines of work (83%), sleep (89%), recreation (78%), social life (89%), travel (70%), intimacy (78%), or privacy (74%). Nearly all patients (range: 95% to 98%) reported little or no impact of injection on basic ADL, such as preparing meals or bathing. These findings suggest that motivated patients who receive instruction were able to manage self-injection with little difficulty and without the need for substantial changes in daily routines.

The survey found that 65% of patients scored self-injection as “very easy” or “easy.” Other responses were “neutral” (22%), “difficult” (8%) and “very difficult” (3%). Two percent of the respondents did not complete the question. Most patients also rated as “very easy” or “easy” various activities relating to the preparation and usage of Fuzeon, such as administration (69%), dissolution of study drug (78%), refrigeration (90%) and disposal of sharps (90%).

Results from this survey after 24 weeks of treatment suggest that subcutaneous injection of Fuzeon was manageable for a majority of patients. Data was collected from 584 patients remaining on treatment at 24 weeks. After 24 weeks, most patients reported little or no impact of injection on familiar routines of work (85%), sleep (90%), social life (84%), travel (68%), intimacy (77%), privacy (70%), or appearance (75%).

Preliminary 48-Week Data

In connection with its review of the application for European marketing approval, the CPMP requested a preliminary analysis of the combined data from TORO-1 and TORO-2 at 48 weeks. This analysis of the combined TORO-1 and TORO-2 48-week data shows that 30% of the Fuzeon group had a reduction of HIV viral load to below 400 copies per milliliter of blood, compared to 12% of the control group. In addition, 80% of the patients in the Fuzeon group who achieved a reduction of HIV viral load to below 400 copies per milliliter of blood at 24 weeks maintained this response at 48 weeks, compared to 68% in the control group. A complete analysis of the data at 48 weeks is expected to be available later in the year.

Additional Phase III Clinical Trials

In November 2001, we announced with Roche the beginning of site selection and patient enrollment in the United States for T20-305, a clinical trial to assess the safety of Fuzeon in combination with oral anti-HIV drugs. We are conducting the clinical trial at various sites in North America, Europe, Brazil and Australia. This clinical trial is expected to enroll a total of 450 adults with high viral loads, defined as greater than 10,000 copies per milliliter, and low CD4 cell counts, defined as less than 50 cells per cubic millimeter. This clinical trial is currently ongoing.

Phase II Clinical Trials of Fuzeon

T20-206

In June 1999, we initiated T20-206, a 48-week Phase II clinical trial for Fuzeon to assess the antiviral activity and long-term safety of Fuzeon when used in combination with other anti-HIV drugs. The clinical trial enrolled 71 HIV-infected individuals who were randomly separated into four groups. Each group received a potent background regimen consisting of four different, currently-approved anti-HIV drugs—abacavir, amprenavir, efavirenz and ritonavir. The three treatment groups received various dosage levels of Fuzeon (50 mg, 75 mg, and 100 mg) by subcutaneous injection, along with the background regimen. The control group received only the background regimen. The two highest Fuzeon dose groups received two injections twice daily, while the lowest Fuzeon dose group received one injection twice daily. At 16 weeks, the median reduction of viral load in the patient’s blood from the viral load at the beginning of the trial for all patients across the three Fuzeon treatment groups was 2.27 log10, compared to a median reduction of 1.65 log10 for the control group.

At 48 weeks, the median reduction of viral load from baseline viral load for the combined Fuzeon treatment groups was 2.24 log10, compared to a median reduction of 1.87 log10 for the control group. At 48 weeks, 55% of patients (28 of 51) in the combined Fuzeon treatment groups achieved viral load levels of less than 400 copies per milliliter compared to 37% of patients (7 of 19) in the control group. 47% of patients (24 of 51) in the combined Fuzeon treatment groups achieved viral load levels of less than 50 copies per milliliter compared to 37% of patients (7 of 19) in the control group. CD4 cell count increased by a median of 132 cells per cubic millimeter in the combined Fuzeon treatment groups compared to an increase of 90 cells per cubic millimeter in the control group.

T20-208

In February 2002, we presented 48-week data from T20-208, a 46 patient formulation comparison clinical trial of Fuzeon. Patients in T20-208 received Fuzeon given as twice daily subcutaneous injections in combination with oral anti-HIV drugs selected for each patient on an individualized basis. At 48 weeks, 50% of patients (23 of 46) achieved viral load levels of less than 400 copies per milliliter. In addition, 93% of patients (43 of 46) completed 48 weeks of treatment with the simpler dosing regimen of one injection twice daily that is currently being used in our Phase III clinical trials, TORO-1, TORO-2 and T20-305.

Pooled Tolerability Data

A pooled analysis of three Phase II studies (T20-205, T20-206, T20-208), found that the incidence and pattern of adverse events over the second year of treatment with Fuzeon were similar to those observed in the first year. Across the three studies, the majority of patients, 116 out of 168, or 69 percent, remained on Fuzeon-based regimens at 48 weeks, and almost half of the patients, 32 out of 70, or 46 percent, in T20-205 remained on therapy at 96 weeks. Local injection site reactions were the most frequent adverse events associated with Fuzeon throughout these Phase II studies; they led to discontinuation of treatment in only 2% of patients.

Pediatric Clinical Trials of Fuzeon

In December 2001, we presented 24-week data from T20-204, a 12 patient pediatric Phase I/II clinical trial for Fuzeon. In T20-204, patients were randomly assigned to two treatment groups to receive Fuzeon at different dosage levels in combination with a background regimen of other anti-HIV drugs. At 24 weeks, this trial showed that Fuzeon was well-tolerated by children and that children receiving the highest dose experienced a 90% reduction in viral load. T20-310 is a Phase I/II clinical trial designed to evaluate long-term usage of Fuzeon in pediatric patients between the ages of 3 and 16. The clinical trial is currently enrolling patients.

Rollover Clinical Trials

We have several ongoing clinical trials that allow patients in previously completed clinical trials to continue receiving Fuzeon as long as they continue to receive clinical benefit. These clinical trials are T20-210, T20-211 and T20-304.

Safety Results

The following safety results reflect the data included in the FDA-approved package insert for Fuzeon. The overall safety profile of Fuzeon is based on 1,188 subjects who received at least one dose of Fuzeon during various clinical trials. This includes 1,153 adults, 608 of whom received the recommended dose for greater than 24 weeks, and 35 pediatric subjects. Assessment of adverse events is based on the pooled data from the two Phase III studies, TORO-1 and TORO-2.

Local Injection Site Reactions.    Local injection site reactions were the most frequent adverse events associated with the use of Fuzeon. In TORO-1 and TORO-2, 98% of subjects had at least 1 local injection site reaction, or ISR. Three percent of subjects discontinued treatment with Fuzeon because of ISRs. Eighty-six percent of subjects experienced their first ISR during the initial week of treatment. The majority of ISRs were associated with mild to moderate pain at the injection site, redness, induration and the presence of bumps. For most subjects the severity of signs and symptoms associated with ISRs did not change during the 24 weeks of treatment. In 17% of subjects, an individual ISR lasted for longer than 7 days. Because of the frequency and duration of individual ISRs, 23% of subjects had six or more ongoing ISRs at any given time. Infection at the injection site, including abscess and inflammation of skin and soft tissue, was reported in 1% of subjects.

Other Adverse Events.    Serious allergic reactions have been attributed to Fuzeon, in less than 1% of patients and in some cases have recurred upon subsequent re-dosing. The events most frequently reported in patients in the Fuzeon group, excluding injection site reactions, were diarrhea (26.8%), nausea (20.1%), and fatigue (16.1%). These events were also commonly observed in the control group: diarrhea (33.5%), nausea (23.7%), and fatigue (17.4%). Adverse events reported as occurring during treatment (% of subjects), excluding ISRs, from TORO-1 and TORO-2 are summarized for adult subjects, regardless of severity and causality, in the table below. Only events occurring in 2% or more of subjects and at a higher rate in subjects treated with Fuzeon are summarized in this table; events that occurred at a higher rate in the control groups are not displayed.

An increased rate of bacterial pneumonia was observed in the Fuzeon group in TORO-1 and TORO-2, compared to the control group. There were 4.68 pneumonia events per 100 patient-years in the Fuzeon group, versus 0.61 events per 100 patient-years in the control group. Approximately half of the study subjects with pneumonia required hospitalization. One subject death in the Fuzeon group was attributed to pneumonia. Risk factors for pneumonia included low baseline CD4 cell count, high baseline viral load, intravenous drug use, smoking and a prior history of lung disease. It is unclear if the increased incidence of pneumonia was related to Fuzeon use.

Percentage of Patient Adverse Events, Excluding ISR’s, Reported in More Than 2% of Adult Patients and Occurring More Frequently in Patients Treated With Fuzeon (Pooled Studies TORO-1 and TORO-2 at 24 Weeks)

Adverse Event (by System Organ Class)	Fuzeon Group N=663	Control Group N=334
Nervous System Disorders
Pain or Numbness in the Peripheral Nervous System	8.9%	6.3%
Taste Disturbance	2.4%	1.5%
Psychiatric Disorders
Insomnia	11.3%	8.7%
Depression	8.6%	7.2%
Anxiety	5.7%	3.0%
Respiratory, Thoracic, and Mediastinal Disorders
Cough	7.4%	5.4%
Infections
Sinusitis	6.2%	2.1%
Herpes Simplex	5.0%	3.9%
Skin Papilloma	4.2%	1.5%
Influenza	3.9%	1.8%
General
Weight Decrease	6.5%	5.1%
Appetite Decrease	6.3%	2.4%
Fatigue	5.7%	4.2%
Anorexia	2.6%	1.8%
Influenza-like Illness	2.3%	0.9%
Skin and Subcutaneous Tissue Disorders
Itchiness	5.1%	4.2%
Musculoskeletal, Connective Tissue, and Bone Disorders
Muscle Aches and Pains	5.0%	2.4%
Gastrointestinal Disorders
Constipation	3.9%	2.7%
Upper Abdominal Pain	3.0%	2.7%
Pancreatitis	2.4%	0.9%
Eye Disorders
Conjunctivitis	2.4%	0.9%
Blood and Lymphatic System Disorders
Swelling of Lymph Nodes	2.3%	0.3%

Less Common Adverse Events.    The following adverse events have been reported in one or more subjects; however, a causal relationship to Fuzeon has not been established:

•	worsening serious allergic reaction to abacavir,

•	renal insufficiency and renal failure,

•	decreased platelets in the blood, decreased white blood cells and fever,

•	high blood sugar,

•	Guillain-Barre syndrome (fatal), and

•	sixth nerve palsy.

Other Observations

Neutralizing Antibodies.    We have examined patient samples taken throughout the clinical trials to assess potential antibody responses to Fuzeon. Data at 48 weeks in the T20-205 clinical trial show that Fuzeon does not appear to produce an immune response in the body that could compromise Fuzeon’s efficacy.

A combined pooled analysis of TORO-1 and TORO-2 at 24 weeks found that the existence of anti-gp41 antibodies, which the immune system develops in response to HIV infection, does not influence the efficacy or safety of Fuzeon. Most patients in these trials had detectable levels of anti-gp41 antibodies that also interact with Fuzeon prior to exposure to Fuzeon, as would be expected since Fuzeon is essentially similar to a portion of gp41.

Resistance.    Decreased sensitivity to Fuzeon in TORO-1 and TORO-2 patients who experienced virologic failure within 24 weeks of treatment was highly correlated with changes in the amino acid sequence 36 through 45 in the HIV protein gp41. This resistance profile does not overlap with the resistance profiles of any of the currently-approved anti-HIV drugs. In addition, Fuzeon has demonstrated additive or synergistic antiviral activity in laboratory studies when combined with representative members of the currently approved classes of anti-HIV drugs.

Drug-drug Interactions.    A series of pharmacokinetic, or PK, studies found no clinically relevant drug interactions for Fuzeon with the following other drugs frequently used by patients infected with HIV: ritonavir; boosted saquinavir, which is 1000 milligrams of saquinavir combined with 100 milligrams of ritonavir twice-daily; or rifampicin. These findings are consistent with the expected low potential for drug-drug interactions with a peptide drug such as Fuzeon.

Baseline Sensitivity to Fuzeon.    A pooled analysis of TORO-1 and TORO-2 data combined showed that a patient’s virus sensitivity to Fuzeon varied across a range. Virologic response to Fuzeon therapy was not correlated with the baseline sensitivity of the patient’s virus. In addition, virologic response was not correlated with the co-receptor type contained in the patient’s virus.

Manufacturing

The synthetic manufacture of peptides historically has been complex and expensive. This constraint has not limited the commercialization of most existing peptide therapeutics, which are administered in relatively small doses. We anticipate dosing levels of Fuzeon to be relatively high compared to therapeutic peptides currently prescribed for other indications. We have developed a novel peptide manufacturing process, which we believe will allow us to produce Fuzeon on a large-scale and cost-efficient basis. Roche will manufacture bulk quantities of Fuzeon drug substance in its Boulder, Colorado facility. We have selected one of Roche’s manufacturing facilities and another third party to produce the finished drug product from such bulk drug substance.

The scale-up of production of Fuzeon bulk drug substance at Boulder was achieved during the second half of 2002. Not surprisingly, production yields were lower and cycle times were longer than projected in the initial batches. Simple process modifications were made during the scale-up process that brought the yields in subsequent batches to the projected target levels derived from pilot plant production. Once the target yields were achieved, we and Roche identified the final purification stage as the rate limiting step that resulted in longer than projected cycle times. Based on analysis of this stage, we and Roche believe that installation of a duplicate piece of equipment will reduce the cycle time of the purification stage and allow us to meet or exceed our initial targeted cycle times for the bulk drug substance production process. This piece of equipment has been ordered and installation is expected during 2003.

Roche’s drug product manufacturing facility and the third-party drug product manufacturing facility have both successfully completed validation batches of Fuzeon drug product and are currently manufacturing drug product on commercial scale.

Based on the positive Phase III data, better adherence to Fuzeon therapy than we had anticipated, and the growing problems of resistance, drug toxicity and patient intolerability to current therapies, we believe that Fuzeon can make a significant contribution to patients with diminishing treatment options. We have a global Early Access Program with 1,200 patients in addition to the 450 patients already on Fuzeon in T20-305, our open-label safety study. Along with patients currently participating in our clinical trials, we expect approximately 3,000 patients to be receiving drug by an anticipated commercial launch in late March or April 2003. Due to these factors, as well as priority review status received from the FDA and an increased likelihood for expedited regulatory approval in Europe, the demand for Fuzeon may be greater than initially anticipated and may exceed supply in the period after launch. While the current manufacturing infrastructure does not allow the flexibility to increase production beyond our current capacity prior to launch, Roche has announced that it has committed further investment capital to increase capacity.

Our current expectations regarding available worldwide supply of Fuzeon, based on current yield and cycle time targets assuming the successful installation of the equipment discussed above, are as follows:

2003.    Short-term manufacturing estimates for Fuzeon are based on the current estimated ability to produce around two metric tons of Fuzeon in 2003—equivalent to up to 20,000 treatment packs (one treatment pack equals one month supply for one patient) per month by year end. This translates to supply for approximately 12,000 to 15,000 patients receiving Fuzeon by the end of 2003, 8,000 to 10,000 patients of whom are expected to be in the United States. This is based on a planned allocation of approximately 65% of worldwide supply to the United States. This number of patients is lower than would be calculated based upon the manufacturing output for the year due to the fact that approximately half a year “safety supply” is allocated to every patient to ensure continuity of drug supply. We believe that a half-year safety supply is prudent given our early stage of commercial production and the severity of the illness being treated; however, we plan to evaluate the safety supply requirements as we move forward.

2004.    Annual production of Fuzeon is planned to increase to around 3.7 metric tons—equivalent to up to 39,000 treatment packs per month during mid-2004. After setting aside patient safety supplies, this will equate to up to a maximum of 32,000 patients receiving Fuzeon by year-end 2004. These figures are based upon the assumption that the individual patient safety supply of approximately half a year is maintained and projected cycle times and yields remain on track. As we continue to gain confidence in the process and fill the distribution pipeline, we will evaluate the amount of safety stock required to maintain a continuity of supply.

2005.    It is expected that safety supplies will already be established and the existing manufacturing capacity can therefore supply up to 39,000 patients, based upon the improvements described.

T-1249

T-1249 is our second-generation fusion inhibitor for HIV. The history of HIV treatment has demonstrated that the existence of multiple drugs within the RTI and PI classes have allowed for a variety of drug combinations and improved patient treatment. We believe that multiple HIV fusion inhibitors may further enhance HIV therapy by providing an even broader range of treatment options. To date, T-1249 has demonstrated potent HIV suppression in vitro, and is highly active against a wide range of HIV strains in vitro, including strains resistant to Fuzeon. We believe that its characteristics may allow for less frequent dosing as compared to Fuzeon. We expect to initiate a Phase II clinical trial with respect to T-1249 in 2003.

Phase I/II—T1249-101

In July 1999, we initiated T1249-101, a Phase I/II clinical trial designed to assess the safety, antiviral activity, and pharmacokinetics of escalating doses of T-1249 given without any other anti-HIV drugs for 14 days. For at least two weeks prior to entering the clinical trial, these patients had not received any other anti-HIV drugs. Patients in the trial had a clinical history of exposure to a median of ten anti-HIV drugs.

Results of this clinical trial have been reported on two occasions. In February 2001, we reported interim results for patients who received doses of T-1249 ranging from 6.25 milligrams given once daily via subcutaneous injection to 25 milligrams given twice daily via subcutaneous injection, which showed a dose-dependent response in reduction in HIV viral load. In September 2002, we announced final results including additional patients who received doses of 50 milligrams, 100 milligrams, 150 milligrams, and 200 milligrams given once daily via subcutaneous injections. Of 115 patients entering the clinical trial, 113, or 98%, completed the 14-day dosing period. Dose-dependent decreases in HIV viral load were observed, including a median maximum reduction of 2.0 log10 copies per milliliter, or 99%, in patients receiving T-1249 at a dose of 200 milligrams per day.

No treatment-related, clinically important laboratory abnormalities occurred and no dose-limiting toxicities were identified. The most common adverse event reported in T1249-101 was mild to moderate local skin irritations at the site of injection. Three serious adverse events assessed by the investigators as possibly related to T-1249 occurred. One patient experienced an allergic reaction, a second patient exhibited a low white blood cell count, or neutropenia, and a third patient experienced fever associated with injection site reaction.

T1249-102

In February 2003, we announced interim data from study T1249-102. This study evaluated the antiviral activity and safety of T-1249 over a 10-day period in patients who had failed an individualized anti-HIV drug regimen that had previously included Fuzeon. Eligible patients were participating in Phase II or Phase III studies of Fuzeon and exhibited viral loads between 5,000 and 500,000 copies per milliliter at two consecutive clinic visits while on treatment with Fuzeon. Patients in this study discontinued Fuzeon and added T-1249 to an unchanged optimized background regimen of anti-HIV drugs. Fifty-three patients received dosing of T-1249 in this trial; the data presented are based on a planned interim analysis of the first 25 patients in the study. The median viral load decline from baseline viral load after ten days of treatment was 1.1 log10. There were no serious adverse events judged possibly to be related to T-1249 in the trial. We expect to have final data from this trial during 2003.

Collaborations

Roche

We have entered into an agreement with Roche to develop and market Fuzeon and T-1249 worldwide. Our agreement with Roche grants them an exclusive, worldwide license for Fuzeon and T-1249 and certain other peptide compounds in the field of HIV. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We will share development expenses and profits for Fuzeon and T-1249 in the United States and Canada equally with Roche. Outside of the United States and Canada, Roche will fund all development costs and pay us royalties on net sales of Fuzeon and T-1249 for a specified term. In addition, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which we have received $12 million as of December 31, 2002.

We have also entered into a research agreement with Roche to discover, develop and commercialize additional anti-HIV fusion inhibitor peptides. We will share equally the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV fusion inhibitor peptides discovered after July 1, 1999. Our agreement with Roche grants them an exclusive, worldwide license for these peptides. Either party may terminate the agreement as a whole or for a particular drug, country or countries in its sole discretion with advance notice. The joint research obligations under the agreement expired in January 2003 and are renewable thereafter on an annual basis. The renewal of this agreement is currently being renegotiated.

We have transferred the manufacturing process for the amounts of Fuzeon required in our clinical trials to four third party contract manufacturers, including Roche. Roche will manufacture bulk quantities of Fuzeon drug substance in its Boulder, Colorado facility. Roche and another third party will produce the finished drug product from such bulk drug substance.

Array Biopharma

In July 2001, we entered into an agreement with Array BioPharma, Inc. or Array, to discover orally-available small molecule fusion inhibitors of HIV and respiratory syncytial virus, or RSV. We will initially screen a library of small molecule compounds provided by Array against HIV and RSV fusion protein targets. A small molecule is defined as a molecule that has a molecular weight of less than 2000 daltons. Array will use its drug discovery platform to select the optimal lead compounds. We will collaborate with Array to identify preclinical candidates, and we will be responsible for further development of those candidates. Array will provide the initial library of compounds on a non-exclusive basis and will work exclusively with us on the HIV and RSV fusion protein targets during the term of the collaboration. We will work with Array on a non-exclusive basis on these targets. Array will be entitled to receive payments and royalties based on achievement of certain developmental and commercial milestones.

Neokimia

In April 2002, we entered into an agreement with Neokimia Inc. to discover and develop small molecule HIV fusion inhibitors. We will initially screen a library of small molecule compounds provided by Neokimia. Neokimia will use its proprietary drug discovery platform to optimize lead compounds. We will collaborate with Neokimia to identify preclinical drug candidates. Neokimia will provide the initial library of compounds on a non-exclusive basis and will work exclusively with us on the HIV gp41 fusion protein target during the term of the collaboration. We have an option to select an additional target to add to the collaboration within one year. We will work with Neokimia on a non-exclusive basis on these targets. We, with Neokimia, will equally fund all research activities through the declaration of a development candidate. We will be responsible for all future clinical development, regulatory and commercial activities on a worldwide basis. Neokimia will be entitled to receive payments and royalties on net product sales based on achievement of certain developmental and commercial milestones. Neokimia also has an option to co-fund clinical development activities for development compounds through the end of Phase I human clinical trials, in exchange for increased royalties on net product sales. Subsequent to the date of our agreement with Neokimia, but not in connection with such agreement, Robert R. Bonczek, our Chief Financial Officer and General Counsel, was appointed to the Board of Directors of Neokimia.

Research

As part of our business strategy, we conduct research and development activities both internally and with our collaborative partners. Our research efforts focus primarily on treating viral diseases by identifying novel mechanisms for blocking viral fusion.

Viral Fusion Inhibitors

Viruses utilize the intracellular machinery of a cell to make components that are necessary for viral replication. Viruses cause disease when their uncontrolled replication interferes with the basic function of the invaded cells. The attraction of a virus to the cell it infects is based upon a specific interaction between the receptors on the surface of the target cell and the virus.

Viral infection of cells occurs through a cyclical, multi-step process, consisting of viral entry, intracellular replication and release. Once the viral genetic material is inside the target cell, this material then directs the target cell to produce viral proteins and enzymes that are necessary to complete the replication cycle of the virus. When viral replication is completed, newly formed viruses are released from the cell. These newly formed viruses spread by infecting new cells. The cycle is repeated when the replicated virus infects the new cells.

Currently marketed antiviral therapies typically target specific enzymes that viruses use to replicate. Other compounds that are in clinical development, including ours, focus on the entry of the viruses into target cells. We have pioneered the discovery and development of a new class of anti-HIV compounds, called fusion inhibitors, that prevents one of the crucial steps in viral entry from occurring by blocking the conformational rearrangement of HIV required to allow HIV to fuse with a host cell. Fuzeon is a first-generation fusion inhibitor that prevents HIV from entering and infecting cells. T-1249 is a rationally designed second- generation fusion inhibitor in an earlier stage of development.

Other Research Programs

Fuzeon Product Optimization.    We believe we may be able to improve upon the potential product attributes of Fuzeon by enhancing methods of delivery or manufacture. Fuzeon is currently delivered via a twice daily subcutaneous injection. We believe that incremental improvements in delivery convenience could enhance its market acceptance. We are currently working with Roche to explore more convenient delivery devices, including auto-injection devices, multi-dose vials, improved formulations and other enhancements. Fuzeon is currently manufactured using a complex process developed by Trimeris.

Novel Peptide HIV Fusion Inhibitors.    One of the goals of the research agreement with Roche is to identify technologies that improve our anti-HIV peptides. This could be achieved through improving the potency and/or the time that a peptide remains active in the bloodstream, commonly referred to as the molecule’s half-life. This improved half-life may be achieved through pegylation, which is the attachment of polyethylene glycol to a peptide which has been shown to extend the half-life of other drugs. Another approach to half-life extension is the attachment of other substances such as albumin to a peptide. The resulting dosing regimen could be significantly less frequent than the current twice daily subcutaneous injection that Fuzeon requires.

Another goal of the research agreement is to discover a peptide with an enhanced resistance profile. This profile could include effectiveness against HIV strains that have become resistant to other HIV fusion inhibitors, similar to the profile of T-1249 that we have seen in the laboratory. A second resistance profile improvement would be a peptide that makes it more difficult for HIV to generate resistant virus strains to the peptide, therefore improving the durability of the peptide in therapy. We believe these resistance profile improvements could lead to additional market acceptance of such a peptide.

Small Molecule HIV Fusion Inhibitors.    We also have discovery programs that are focused on discovering an orally available small molecule HIV fusion inhibitor. The development of small molecule HIV fusion inhibitors is not within the scope of our collaboration with Roche. We have entered into two agreements with Array BioPharma, Inc. and Neokimia Inc. to discover small molecule fusion inhibitors of HIV.

Sales, Marketing and Distribution

We have no experience in sales, marketing or distribution of pharmaceuticals. We currently plan to rely on Roche for the sales, marketing and distribution of Fuzeon and, if they are approved by the FDA, T-1249 and our other drug candidates covered by our collaboration with Roche, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche failed to market Fuzeon, T-1249 or our other drug candidates adequately and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our agreement with Roche and any sales, marketing or distribution arrangements we establish with other parties gives Roche, and may give those parties, significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including:

•	market identification;

•	marketing methods;

•	pricing;

•	drug positioning;

•	composition of sales force; and

•	promotional activities.

We may not be able to control the amount or timing of resources that Roche or any third party may devote to our drug candidates.

Roche has entered into an exclusive distribution arrangement with Chronimed, Inc. to distribute Fuzeon in the United States during the initial commercial launch in 2003. In the event Chronimed is unable or unwilling to fulfill its obligations to Roche in accordance with this agreement, it would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Patents, Proprietary Technology and Trade Secrets

Our success will depend, in part, on our ability, and the ability of our collaborators or licensors, to obtain protection for our products and technologies under United States and foreign patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties.

We own or have exclusive licenses to more than 25 issued United States patents, numerous pending United States patent applications, and certain corresponding foreign patents and patent applications. Most of our issued United States patents issued to date are currently set to expire between 2013 and 2022.

We also rely on trade secrets, know-how and other proprietary information, which we seek to protect, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized disclosure. Our employees, consultants or advisors could disclose our trade secrets or proprietary information to competitors, which would be detrimental to us.

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license we are required to pay to the New York Blood Center a royalty equal to one-half of one percent of the net sales of Fuzeon up to $100 million, and one-quarter of one percent of net sales in excess of $100 million. There is no royalty payable with respect to T-1249.

Competition

We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. If successfully commercialized, our products will compete with numerous existing therapies. For example, at least 20 drugs are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

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

Many of our competitors have significantly greater financial, technical and human resources than we have and may be better able to develop, manufacture, sell, market and distribute products. Many of these competitors have products that have been approved or are in late-stage development. These competitors also operate large, well-funded research and development programs. In addition, smaller companies may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the commercial value of their inventions for the treatment of HIV and are more actively seeking to commercialize the technology they have developed.

New developments in our areas of research and development are expected to continue at a rapid pace in both industry and academia. If our drug candidates are successfully developed and approved, we will face competition based on:

•	the safety and effectiveness of the products;

•	the timing and scope of regulatory approvals;

•	availability of manufacturing, sales, marketing and distribution capabilities;

•	reimbursement coverage;

•	price; and

•	patent position.

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

Government Regulation

Human pharmaceutical products are subject to lengthy and rigorous preclinical testing and clinical trials and other extensive, costly and time-consuming procedures mandated by the FDA and foreign regulatory authorities. The regulatory approval process includes:

•	the establishment of the safety and effectiveness of each product candidate; and

•	confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing.

This process typically takes a number of years, depending upon the type, complexity and novelty of the pharmaceutical product. This process is expensive and gives larger companies with greater financial resources a competitive advantage over us.

The steps required by the FDA before new drugs may be marketed in the United States include:

•	preclinical studies;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, or IND;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use;

•	adequate control of a reliable manufacturing process;

•	submission to the FDA of an NDA; and

•	review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

In the United States, preclinical testing includes both culture and animal laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Certain laboratories involved in preclinical testing must comply with FDA regulations regarding good laboratory practices. Preclinical testing results are submitted to the FDA as part of the IND and, unless there is objection by the FDA, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may never result in the commencement of human clinical trials.

Clinical trials involve the administration of the investigational drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. These clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another.

Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with a targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology.

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

The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. Once Phase III trials are completed, drug developers submit the results of preclinical studies, clinical trials and information on the manufacturing of the drug to the FDA in the form of an NDA for approval to commence commercial sales. Once submitted, the FDA is required to take action on an NDA within a specified period of time. FDA action may be any one of the following: approval to market the drug, request for additional information or denial of approval. FDA approvals may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must be complied with in countries outside the United States.

Congress enacted the Food and Drug Administration Modernization Act of 1997 (FDAMA), in part, to ensure the timely availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. Among other things, FDAMA establishes a statutory program for so-called fast track products, which are defined as new drugs or biologics intended for the treatment of serious or life-threatening conditions that demonstrate the potential to address unmet medical needs for such conditions. Under the fast track program, the sponsor of the new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during clinical development of the product. FDAMA also provides for “rolling” submission of an NDA for a fast track product, where a sponsor may submit portions of the application to the FDA on a rolling basis. Drugs designated for the fast track development program may be considered for priority review and for accelerated approval based on an endpoint other than that required for full approval.

Our drug candidates under development may never receive commercialization approval in any country on a timely basis, or at all, even after substantial time and expenditures. If we are unable to demonstrate the safety and effectiveness of our product candidates to the satisfaction of the FDA or foreign regulatory authorities, we will be unable to commercialize our drug candidates. This would have a material adverse effect on our business, financial condition, results of operations and market price of our stock. Even if regulatory approval of a drug candidate is obtained, the approval may limit the indicated uses for which the drug candidate may be marketed.

We, Roche and any existing or potential future collaborative partners are also subject to various federal, state and local laws and regulations relating to:

•	safe working conditions;

•	laboratory and manufacturing practices;

•	the experimental use of animals; and

•	the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents.

Compliance with these laws, regulations and requirements may be costly and time-consuming and the failure to maintain such compliance by us or our existing and potential future collaborative partners could have a material adverse effect on our business, financial condition and results of operations.

The FDA gave fast track designation for the treatment of HIV-infected individuals to Fuzeon in January 1999 and to T-1249 in May 1999. Although Fuzeon received accelerated FDA approval on March 13, 2003, accelerated FDA approval and/or fast track designation do not guarantee that Fuzeon or T-1249 will receive full FDA approval, or that Fuzeon or T-1249 will receive regulatory approvals in other countries.

Third-Party Reimbursement and Healthcare Reform Measures

In the United States and elsewhere, sales of prescription drugs depend, in part, on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for this therapy. If third-party payor reimbursements for any drugs we commercialize are not available or are not available at a level that will allow us or our potential collaborative partners to sell these drugs on a competitive basis, our results of operations will be materially and adversely affected. In addition, an increasing emphasis in the United States on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products. The announcement and/or adoption of these types of proposals or efforts could also materially and adversely affect our business, since the amount of revenues that we may potentially be able to generate in the future for any products we may commercialize could affect an investor’s decision to invest in us, the amount of funds we decide to spend now on our development and clinical trial efforts, and/or our decision to seek regulatory approval for certain drug candidates.

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

In March 2003, Roche announced that the Wholesale Acquisition Cost, or WAC, of a one year’s supply of Fuzeon in the United States will be just under $20,000. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of Fuzeon in combination with other anti-HIV drugs. Physicians may not readily prescribe Fuzeon or T-1249 due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Human Resources

As of February 28, 2003, we had 129 full-time employees, including a technical scientific staff of 89. None of our employees are covered by collective bargaining arrangements, and management considers relations with our employees to be good.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Our business, financial condition or results of operations could be adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

We are a development stage company that has sustained operating losses since our inception, and we expect these losses to continue.

As of December 31, 2002, our accumulated deficit since beginning our operations in January 1993 was approximately $264.6 million. We had net losses of approximately $50.9 million in 2000, approximately $66.7 million in 2001, and approximately $75.7 million in 2002. Since inception, we have spent our funds on our drug development efforts relating primarily to the development of our two lead drug candidates, Fuzeon and T-1249. We expect that we will incur substantial losses for the foreseeable future and that these losses may increase significantly as we continue our research and development, preclinical testing, clinical trial and regulatory approval efforts and begin commercialization efforts related to Fuzeon. We have not yet generated any revenues or royalties from product sales, although we expect sales of Fuzeon to begin shortly. There can be no assurance, however, that we will generate significant revenues or royalties from product sales or become profitable even if we do generate any revenues or royalties.

Under our collaboration agreement with Roche, we will share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. We expect marketing expenses in the United States and Canada to exceed the gross margin from the sale of Fuzeon in these countries during 2003, resulting in negative cash flow from the sale of Fuzeon in these countries in 2003. During 2003 we expect our share of this negative cash flow to exceed any royalties from the sale of Fuzeon outside these countries, should Roche receive Fuzeon regulatory approval in other countries. As a result, we expect to have negative cash flow from the potential sale of Fuzeon worldwide during 2003.

If we are unable to commercialize Fuzeon, our lead drug candidate, our business will be materially harmed.

We have invested a significant portion of our time and financial resources since our inception in the development of Fuzeon. Fuzeon is our lead drug candidate and is our only drug candidate for which we have obtained FDA approval. Our other drug candidate in clinical trials, T-1249, is at an earlier stage of clinical development. We anticipate that for the foreseeable future, our ability to generate revenues and profits, if any, will depend entirely on the successful commercialization of Fuzeon. Commercialization of Fuzeon will require continued success in our clinical trials, the continued support of Roche and Roche’s ability to manufacture commercial quantities of Fuzeon on a cost-effective basis with the requisite quality. We cannot assure you that we will be able to commercialize Fuzeon or any other drug candidate.

Our drugs may not achieve market acceptance.

Fuzeon and T-1249 are peptides with once or twice daily dosing by injection under the skin. All of the currently approved drug treatments for HIV are delivered orally. Patients and physicians may not readily accept daily injections of an anti-HIV drug treatment, which would limit their acceptance in the market.

Moreover, because peptides are expensive to manufacture, we expect prices for Fuzeon and T-1249 to be higher than the prices of currently approved anti-HIV drug treatments. In March 2003, Roche announced that the WAC of a one year’s supply of Fuzeon in the United States will be just under $20,000. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of Fuzeon in combination with other anti-HIV drugs. Physicians may not readily prescribe Fuzeon or T-1249 due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

If Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected.

We have entered into an agreement with Roche to develop and market Fuzeon and T-1249 worldwide, manufacture clinical and commercial quantities of Fuzeon and T-1249, and help conduct our clinical trials of Fuzeon and T-1249. In addition to sharing with us the development expenses and profits for Fuzeon and T-1249 in North America and paying us royalties on net sales of Fuzeon and T-1249 outside of those countries, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which we have received $12 million as of December 31, 2002. In addition, we have entered into a research agreement with Roche to discover, develop and commercialize other anti-HIV fusion inhibitor peptides which has expired and is currently being renegotiated. Our reliance on Roche in connection with these activities poses a number of risks, including the following:

•	Roche has the right to terminate our development and license agreement, including its marketing provisions, and terminate or not renew the research agreement, in each case as a whole or with respect to any particular country or countries, at any time and from time to time in its sole discretion, even though we have a joint management committee consisting of members from Roche and Trimeris that oversees the strategy for our collaboration and research;

•	Roche may not devote sufficient resources to the research, development or marketing of Fuzeon, T-1249 or any other drugs that may be developed;

•	Roche may not devote sufficient resources to manufacture Fuzeon in commercial quantities on a cost-effective basis and with the requisite quality;

•	disagreements with Roche could lead to delays in or termination of the research, development or commercialization of Fuzeon or our other drug candidates, or result in litigation or arbitration;

•	Roche may choose to devote fewer resources to the research, development and marketing of Fuzeon or our other drug candidates than it does to drugs of its own development, or may choose to compete with us by seeking, on its own or in collaboration with our competitors, alternate means of developing drug therapies for the diseases we have targeted;

•	Roche has the right to establish or change the market prices of Fuzeon or T-1249 and any other drug candidates covered by the Roche collaboration;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with Roche; and

•	Roche may be a party to mergers, acquisitions or other corporate transactions in the future that result in a change in its business strategy relating to our collaboration.

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

If sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected.

Fuzeon and T-1249 are peptide-based therapeutics which are made from long chains of molecular building blocks called amino acids. Fuzeon is a large peptide composed of a precise 36-amino acid sequence. Large peptides are difficult and expensive to manufacture because the process of creating commercial quantities of a large peptide is lengthy and complicated. The process our third-party manufacturers are currently using to manufacture Fuzeon and intend to use to manufacture T-1249 requires approximately five months to complete and is extremely complicated, requiring over 100 separate, precisely controlled chemical reactions. As a result of this complex manufacturing process, our third-party manufacturers may encounter unexpected difficulties or expense in manufacturing Fuzeon and T-1249. Our third-party manufacturers may not be able to manufacture Fuzeon or T-1249 on a large-scale or cost-effective basis, or develop an alternate, more efficient manufacturing method for Fuzeon, T-1249 or any future peptide-based drug candidates.

Moreover, it is possible that the demand for Fuzeon may exceed supply in the period immediately after its launch in 2003. The scale-up of production of Fuzeon bulk drug substance at the Boulder, Colorado facility was achieved during the second half of 2002. Not surprisingly, production yields were lower and cycle times were longer than projected in the initial batches. Simple process modifications were made during the scale-up process that brought the yields in subsequent batches to the projected target levels derived from pilot plant production. Once the target yields were achieved, we and Roche identified the final purification stage as the rate limiting step that resulted in longer than projected cycle times. Based on analysis of this stage, we and Roche believe that installation of a duplicate piece of equipment will reduce the cycle time of the purification stage and allow us to meet our initial targeted cycle times for the bulk drug substance production process. This piece of equipment has been ordered and installation is expected during 2003.

Our current expectations regarding available worldwide supply of Fuzeon, based on current yield and cycle time targets assuming the successful installation of the equipment discussed above, are as follows:

2003.    Short-term manufacturing estimates for Fuzeon are based on the current estimated ability to produce around two metric tons of Fuzeon in 2003—equivalent to up to 20,000 treatment packs (one treatment pack equals one month supply for one patient) per month by year end. This translates to supply for approximately 12,000 to 15,000 patients receiving Fuzeon by the end of 2003, which translates to approximately 8,000 to 10,000 patients receiving Fuzeon in the United States by the end of 2003. This based on an allocation of approximately 65% of worldwide supply to the United States. This number of patients is lower than would be calculated based upon the manufacturing output for the year due to the fact that approximately half a year “safety supply” is allocated to every patient to ensure continuity of drug supply. We believe that a half-year safety supply is prudent given our early stage of commercial production and the severity of the illness being treated; however, we plan to evaluate the safety supply requirements as we move forward.

2004.    Annual production of Fuzeon is planned to increase to around 3.7 metric tons—equivalent to up to 39,000 treatment packs per month during mid-2004. After setting aside patient safety supplies, this will equate to up to a maximum of 32,000 patients receiving Fuzeon by year-end 2004. These figures are based upon the assumption that the individual patient safety supply of approximately half a year is maintained and projected cycle times and yields remain on track. As we continue to gain confidence in the process and fill the distribution pipeline, we will evaluate the amount of safety stock required to maintain a continuity of supply.

2005.    It is expected that safety supplies will already be established and that manufacturing capacity can therefore supply up to 39,000 patients, based upon the improvements described.

Roche’s current manufacturing infrastructure does not allow the flexibility in the short-term to increase production beyond current capacity, and Roche and other third-party manufacturers may not succeed in increasing capacity to manufacture sufficient amounts of Fuzeon to meet demand in the future. Failure of our third-party manufacturers to increase their manufacturing capabilities will mean that even if we develop promising new drugs, we may not be able to produce them. In addition, we will be required to reimburse Roche for our share of costs to expand its current manufacturing infrastructure or to build new manufacturing facilities. Further, we may incur expenses under contracts with other third-party manufacturers for the production of our drugs.

Even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities.

We have no experience in sales, marketing or distribution of pharmaceuticals. We currently plan to rely on Roche for the sales, marketing and distribution of Fuzeon, T-1249 and our other drug candidates covered by our collaboration with Roche, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche failed to market Fuzeon, T-1249 or our other drug candidates adequately and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our agreement with Roche and any sales, marketing or distribution arrangements we establish with other parties gives Roche, and may give those parties, significant control over important aspects of the commercialization of our drugs, including:

•	market identification;

•	marketing methods;

•	pricing;

•	drug positioning;

•	composition of sales force; and

•	promotional activities.

We may not be able to control the amount or timing of resources that Roche or any third party may devote to our drug candidates.

Roche has entered into an exclusive distribution arrangement with Chronimed, Inc. to distribute Fuzeon in the United States during the initial commercial launch in 2003. In the event Chronimed is unable or unwilling to fulfill its obligations to Roche in accordance with this agreement, it would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock

We may not receive all necessary regulatory approvals for Fuzeon or our other drug candidates or approvals may be delayed.

Our research and development activities and the testing, development, manufacturing and commercialization of Fuzeon, T-1249 and our other drug candidates are subject to regulation by numerous governmental authorities in the United States and, to the extent that we may be engaged in activities outside of the United States, in other countries. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other domestic and foreign statutes and regulations govern or affect the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of substances such as our drug candidates, as well as safe working conditions and the experimental use of animals. If Fuzeon or our other drug candidates receive the regulatory approvals necessary for commercialization, we will be subject to continuing regulatory obligations, such as the submission of safety reports and other post-market information. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve product license applications, criminal prosecution and fines, recall or seizure of drugs, total or partial suspension of production, prohibitions or limitations on the commercial sale of drugs or refusal to allow us to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses that it has previously granted.

We cannot assure you that the results of the clinical trials we have conducted and intend to conduct for Fuzeon and T-1249 will support the applications for full regulatory approval. The timing of NDA submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Moreover, favorable results in later stage clinical trials do not ensure full FDA approval to commercialize a product. Some companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval of their products. Roche completed filing of the Fuzeon NDA in September 2002 based on the 24-week data collected from TORO-1 and TORO-2. The FDA notified Roche on October 11, 2002, that the T-20 NDA had been granted priority review status. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and we expect commercial sales of Fuzeon to begin in March or April of 2003. We expect that Roche will subsequently seek full approval for Fuzeon based on 48-week data from TORO-1 and TORO-2 when that data is available. The 48-week data, when collected and analyzed, may not be consistent with the 24-week data and may not support full approval. The 48-week data may not show the same statistically significant results for the primary and secondary endpoints as the 24-week data. As a result, the FDA may not grant full approval and may rescind accelerated approval.

Roche also filed an application for European marketing approval in September 2002. In March 2003, the CPMP adopted a positive opinion, recommending to grant a marketing authorization for Fuzeon. This opinion will now be considered by the EMEA who has the final authority to grant a marketing authorization for Fuzeon in Europe.

A number of reasons, including those set forth below, may delay regulatory submissions for our drug candidates, cause us or our collaborators to cancel plans to submit proposed drug candidates for approval, or delay or prevent regulatory approval of proposed drug candidates:

•	unanticipated preclinical testing or clinical trial results;

•	changes in regulations, or the adoption of new regulations;

•	unanticipated enforcement of existing regulations;

•	the imposition of additional conditions on marketing or commercialization;

•	limitations on the indicated uses for which our drug candidates may be marketed;

•	unexpected technological developments;

•	developments by our competitors; and

•	delay in manufacturing validation or scale-up.

We are dependent on the successful outcome of clinical trials for our drug candidates.

On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and we expect commercial sales of Fuzeon to begin in March or April of 2003. None of our other drug candidates have received FDA or any other regulatory authority for approval of commercialization, and Fuzeon has not been approved for commercialization outside the United States. In order to obtain the regulatory approvals necessary to sell a drug candidate commercially, we must demonstrate to the FDA and other applicable United States and foreign regulatory authorities that the drug candidate is safe and effective for use in humans for each target indication. We attempt to demonstrate this through a lengthy and complex process of preclinical testing and clinical trials, which typically takes a number of years. Our success will depend on the success of these clinical trials.

To date:

•	we have completed preclinical testing and Phase I/II and Phase II clinical trials of Fuzeon;

•	we have completed collecting and analyzing 24-week data regarding Fuzeon from TORO-1 and TORO-2, and the FDA has granted approval of the Fuzeon NDA based largely on this data; and

•	we have completed preclinical testing, a Phase I/II clinical trial, and interim analysis of another Phase I/II clinical trial of T-1249, from which we have collected clinically relevant data and we expect to initiate a Phase II trial with respect to T-1249 in 2003.

We cannot assure you that the results of prior clinical trials will warrant further clinical trials or the submission of NDAs for a particular drug candidate. Specifically, we cannot assure you that the 48-week data from TORO-1 and TORO-2, once collected and analyzed, will be comparable to the 24-week data with respect to primary and secondary endpoints or will support full approval of Fuzeon. We may not be able to demonstrate that potential drug candidates that appeared promising in preclinical testing and early clinical trials will be safe or effective in advanced clinical trials that involve larger numbers of patients. We may be required to redesign, delay or cancel our preclinical testing and clinical trials for some or all of the following reasons, any of which may adversely affect our results of operations:

•	unanticipated adverse or ambiguous results from our preclinical testing or clinical trials;

•	change in the focus of Roche;

•	undesirable side effects that delay or extend the trials;

•	our inability to locate, recruit and qualify a sufficient number of patients for our trials;

•	difficulties in manufacturing sufficient quantities at the requisite quality of the particular drug candidate or any other components needed for our preclinical testing or clinical trials;

•	regulatory delays or other regulatory actions;

•	change in the focus of our development efforts; and

•	reevaluation of our clinical development strategy.

Given the uncertainty surrounding the clinical trial process, we may not be able to successfully develop and commercialize Fuzeon or any of our other drug candidates, which would severely harm our business, impair our ability to generate revenues and adversely affect our stock price.

Obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to achieve profitability.

Due to uncertainties inherent in the clinical development and government approval process, we may underestimate the cost and/or length of time associated with the development and commercialization of our drug candidates. We will be required to expend significant resources to comply with regulations affecting research and development, testing, manufacturing, marketing and commercialization activities for our drug candidates. We do not separately track as an accounting item the amounts we spend to comply with regulatory requirements, but the majority of our activities and expenditures to date, including our preclinical and clinical trial activities and expenditures, have been undertaken directly or indirectly in order to comply with applicable governmental regulations. If compliance with these regulations proves more costly than anticipated, our financial condition and results of operations could be materially and adversely affected.

Our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

The technology platform underlying our drug development program is novel because it is designed to discover drug candidates that treat viral infection by preventing the virus from fusing to and entering host cells that viruses use to reproduce themselves. The conventional approach to treating HIV, as represented by all currently-marketed anti-HIV drugs, is to inhibit specific viral enzymes that are necessary for HIV to replicate. We are not aware of any other approved anti-HIV pharmaceutical products that target the inhibition of viral fusion. As a result, existing preclinical and clinical data on the safety and efficacy of this technology are very limited. Although the most common adverse side effect reported with respect to Fuzeon to date has been mild to moderate local skin irritations at the site of injection, we may discover other unacceptable side effects of our drug candidates, including side effects that may only become apparent after long-term exposure. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

Failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete.

We have incurred significant costs as a result of the preparation and submission of the Fuzeon NDA to the FDA. We anticipate that our expenditures will increase further with the additional collection and analysis of data from TORO-1 and TORO-2 and the costs of marketing activities that will need to be undertaken in connection with the commercialization of Fuzeon and, to a lesser extent, as a result of the ongoing costs of our clinical trials. Barring unforeseen developments, based on our current expectations regarding regulatory approval, manufacturing and commercialization of Fuzeon, we believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our current programs for the next 24 months. We cannot be certain that Fuzeon will receive full FDA approval, that our other drug candidates will receive full FDA approval, that any FDA approval received will be maintained, that there will be market acceptance of Fuzeon or our other drug candidates if they do receive FDA approval or that we will be able to manufacture sufficient quantities of Fuzeon or our other drug candidates to meet market demand. If we are unable to generate sufficient revenue to support our research and development programs and expand our operations, we will be required to raise additional funding. We have an ongoing program of business development which may lead to the establishment of collaborative or licensing arrangements with third parties. In the event we enter into additional agreements with third parties, our expenditures may be increased.

We have financed our activities primarily through public offerings and private placements of our common stock, and we expect to continue to rely primarily on sales of our equity securities if we are required to raise additional funds in the future. Our access to capital could be limited if we do not achieve continued progress in our research and development programs, preclinical testing and clinical trials, and regulatory approvals for our product candidates. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. We also could be limited by overall market conditions. The public capital markets in which our common stock trades have been extremely volatile. The current geo-political situations in Iraq, North Korea and other areas of the world have made it increasingly difficult for companies to raise additional capital by selling equity. The public equity markets for biotechnology companies were extremely volatile in 2002, and remain so in 2003. Moreover, several publicly-held pharmaceutical companies have recently failed to meet clinical trial expectations or to obtain FDA approvals, which has contributed to the volatility of public equity markets for biotechnology companies. Our failure to raise additional funds or to generate sufficient revenues to support our operations would seriously harm our business.

If we cannot maintain commercial manufacturing arrangements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected.

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We and Roche have selected Roche’s facility in Boulder, Colorado to manufacture commercial quantities of the bulk drug substance of Fuzeon. We and Roche have selected one of Roche’s manufacturing facilities and another third party to produce the finished drug product from such bulk drug substance through a process involving lyophilization, or freeze-drying. The manufacture of pharmaceutical products requires significant expertise and capital investment. Moreover, under our agreement with Roche, we are required to reimburse a portion of the expenses incurred by Roche in connection with its manufacture of Fuzeon. Third-party manufacturers of pharmaceutical products often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturers, including Roche, may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce and market Fuzeon and our other drug candidates. The number of third-party manufacturers with the expertise and facilities to manufacture bulk drug substance of Fuzeon on a commercial scale is extremely limited. In addition, only a limited number of third-party manufacturers have the capability to produce a finished drug product on a commercial scale through a process involving lyophilization.

Although we and Roche are in the process of developing alternate manufacturing plans in the event the intended manufacturing plan generates insufficient supplies of Fuzeon and T-1249, we do not have an alternate manufacturing plan in place at this time, and it would take a significant amount of time to arrange for alternative manufacturers. We do not have insurance to cover any shortages or other problems in the manufacturing of Fuzeon or our other drug candidates. If our third-party manufacturers, including Roche, fail to deliver the required commercial quantities of bulk drug substance or finished drug product on a timely basis and at commercially reasonable prices, and we fail to promptly find one or more replacement manufacturers or develop our own manufacturing capabilities at a substantially equivalent cost and on a timely basis, the commercial development of Fuzeon or our other drug candidates could be delayed or otherwise materially and adversely affected. Dependence upon third parties for the manufacture of Fuzeon or our other drug candidates may harm our ability to develop and deliver products on a timely and competitive basis.

If Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates.

The FDA and other regulatory authorities must approve the facilities that will be used to manufacture commercial quantities of our drug candidates before commencement of commercial sales. In addition, these authorities require that our products be manufactured according to good manufacturing practice regulations. The failure by us, Roche or other third- party manufacturers to maintain current good manufacturing practices compliance and/or our failure to increase our manufacturing processes as needed to meet demand for our drugs could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

In addition, if we change the source or location of supply or modify the manufacturing process with respect to Fuzeon or any of our other drug candidates, regulatory authorities will require us to demonstrate that the product produced by the new source or location or from the modified process is equivalent to the product used in any clinical trials we have conducted. If we are unable to demonstrate this equivalence, we will be unable to manufacture products from the new source or location of supply or use the modified process. As a result, we may incur substantial expenses in order to ensure equivalence, and our ability to generate revenues may be harmed.

HIV is likely to develop resistance to Fuzeon and our other drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position.

HIV is prone to genetic mutations that can produce strains of HIV resistant to particular drug treatments. HIV has developed resistance, in varying degrees, to each of the currently approved anti-HIV drug treatments. As a result, combination therapy, or the prescribed use of three or more anti-HIV drugs, has become the preferred method of treatment for HIV-infected patients, because in combination these drugs may prove effective against strains of HIV that have become resistant to one or more drugs in the combination. In the clinical trials we have conducted to date, HIV has demonstrated the ability to develop resistance to Fuzeon, as it has with respect to all other currently-marketed anti-HIV drugs. If HIV in a short time period develops resistance to Fuzeon or our other drug candidates when used in combination therapy, it would adversely affect demand for those drug candidates and harm our competitive position.

Our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues.

Our long-term success depends in part on our ability to either identify through internal research programs, or to obtain through licenses from third parties, potential drug candidates that may be developed into new pharmaceutical products. A significant portion of the research that we have conducted and will conduct involves new and unproven technologies. Research programs to identify drug candidates require substantial technical, financial and human resources, whether or not such programs identify any drug candidates. Our research programs may fail to yield drug candidates for clinical development for a number of reasons, including:

•	the research methodology used may not successfully identify potential drug candidates;

•	potential drug candidates may on further study be shown to have unduly harmful side effects or characteristics that indicate they are unlikely to be effective drugs;

•	we may be unable to develop larger scale manufacturing methods for particular drug candidates that are efficient, cost-effective and capable of meeting stringent regulatory standards; and

•	others may hold intellectual property rights that prevent us from developing, making or selling certain products.

We may be unable to obtain suitable drug candidates or products from third parties for a number of reasons, including:

•	we may be unable to purchase or license such compounds on terms that would allow us to obtain an appropriate return on our investment in the product;

•	third parties may be unwilling to assign or license product rights to us if they believe such rights would allow us to compete with them;

•	we may be unable to identify suitable products or drug candidates within our areas of expertise; or

•	drug candidates that we acquire may not be approved by regulatory authorities due to problems with their safety or effectiveness.

If we are unable to develop suitable potential drug candidates through internal research programs or by obtaining rights to new products from third parties, our future revenue growth will suffer.

We depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement. If we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed.

Our success depends in part on our ability and the ability of our collaborators and licensors to obtain, maintain and enforce patents and other proprietary rights for our drugs and technologies. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and involves a great deal of uncertainty.

Although we own or exclusively license more than 25 issued United States patents, and numerous pending United States patent applications, corresponding foreign patents and patent applications, including issued patents and patent applications relating to Fuzeon and T-1249, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, our patents will provide if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us. Further, we cannot assure you that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues or is otherwise published, we cannot assure you that others have not filed patent applications for technology covered by our pending applications. Moreover, we cannot assure you that we were the first to invent the technology, which, under U.S. patent law, is a prerequisite to obtaining patent coverage. In the event that a third party has also filed a U.S. patent application on the technology, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, i.e., which party was the first to invent. The costs of these proceedings can be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or enforceable or may refuse to stop the other party from using the technology at issue on the grounds that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we cannot assure you that we will be able to prevent infringement or misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Recently, several generic drug-makers in countries such as India have offered to sell HIV drugs currently protected under United States patents to patients in Africa at prices significantly below those offered by the drugs’ patent holders in other countries. There is a risk that these drugs produced by the generic drug-makers could be illegally made or imported into the United States and other countries at prices below those charged by the drugs’ patent holders. If any of these actions occur with respect to our drugs, it could limit the amount we could charge for our drugs.

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

The intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates.

Other companies, universities and research institutions conduct research and development efforts in market segments, including viral fusion inhibition and the treatment of HIV infection, where we and our collaborators focus research and development activities. While we are not aware of any patents held by these third parties that may limit our ability to use, manufacture, market or sell Fuzeon or our other drug candidates, these third parties may have obtained or may obtain patents that do so. We cannot assure you that third parties will not assert patent infringement or other intellectual property claims against us or our collaborators with respect to technologies used in Fuzeon or our other drug candidates. Any claims that might be brought against us relating to infringement of third party patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our drug development and commercialization efforts or other business operations. As a result of a patent infringement suit brought against us, we may have to cease or delay development activities, unless that party is willing to grant us rights to use its intellectual property. Thus we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential drugs. Those licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential drugs at all or we may encounter significant delays in drug development while we redesign potentially infringing drugs or methods.

We face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry. If we are unable to compete successfully, our business will suffer.

We are engaged in sectors of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. We expect that new developments by other companies and academic institutions in the areas in which we are conducting our research and development will continue at a rapid pace.

Fuzeon and our other drug candidates that are successfully developed will compete with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example:

•	At least 20 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, DuPont Pharmaceuticals, Merck, Roche and Abbott Laboratories. None of these currently-approved drugs are viral fusion inhibitors.

•	We believe that other companies may be currently engaged in research efforts to develop viral fusion inhibitors. To our knowledge, none of these potentially competing drug candidates have entered human clinical trials.

•	Several companies, including Progenics Pharmaceuticals, Pfizer, Aronex Pharmaceuticals, Schering-Plough, Merck and GlaxoSmithKline, are in early stage human clinical trials with anti-HIV drug candidates that target viral processes different from those targeted by currently approved anti-HIV drugs, and different from the viral fusion process that our drug candidates target.

We expect to face intense and increasing competition in the future as these new drugs enter the market and advanced technologies become available. We cannot assure you that existing or new drugs for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold than Fuzeon, T-1249 or any other drug treatment that we may develop.

Many of our competitors have significantly greater financial, technical, human and other resources than we do. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. For example, Progenics Pharmaceuticals has entered into a collaborative agreement with Roche for the development of its anti-HIV technology platform. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the value of their inventions for the treatment of HIV and are more actively seeking to commercialize the technology they have developed.

Uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

In the United States and elsewhere, sales of prescription drugs depend, in part, on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for this therapy. If third-party payor reimbursements for Fuzeon or any of our other drug candidates that we commercialize are not available or are not available at a level that will allow us or our current or future collaborative partners to sell these drugs on a competitive basis, our results of operations will be materially and adversely affected. In addition, emphasis in the United States on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products. The announcement and/or adoption of these types of proposals or efforts could also materially and adversely affect our business, because the amount of revenue that we may potentially be able to generate in the future for Fuzeon or any of our other drug candidates could affect an investor’s decision to invest in us, the amount of funds we decide to spend now on our development and clinical trial efforts, and/or our decision to seek regulatory approval for certain drug candidates.

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

In our drug development programs, we use hazardous materials that are subject to government regulations, including chemicals, radioactive compounds and infectious disease agents, such as viruses and HIV-infected blood. We believe that our handling and disposal of these materials comply with the standards prescribed by state and federal regulations, but we cannot completely eliminate the risk of contamination or injury from these materials. If we fail to comply with these regulations or if a contamination, injury or other accident occurs in connection with our development activities, we could be held liable for any damages or penalized with fines. Although our general liability insurance coverage may cover some of these liabilities, the amount of the liability and fines could exceed our resources. We currently maintain general liability insurance coverage in the amount of approximately $1 million per occurrence and $2 million in the aggregate. However, insurance coverage is becoming increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against potential liabilities.

If the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products, such as undesirable side effects or injury during clinical trials. In addition, the use in our clinical trials of drugs that we or our potential collaborators may develop and the subsequent sale of these drugs by us or our potential collaborators may expose us to liability risks relating to these drugs.

We have obtained an advanced medical technology policy which includes limited product liability insurance coverage for our clinical trials in the amount of $5 million per occurrence and $5 million in the aggregate. However, insurance coverage is becoming increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against potential liabilities. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for drug candidates in development, but we cannot assure you that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our collaborators or licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage or indemnification payments that may be obtained by us could have a material adverse effect on our financial condition.

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

Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

•	the status and progress of our collaborative agreement with Roche;

•	the status of our research and development activities;

•	the progress of our drug candidates through preclinical testing and clinical trials including the announcement of the results of the analysis of our 48-week data from TORO-1 and TORO-2;

•	the timing of regulatory actions, including the full FDA approval of Fuzeon;

•	our ability to establish manufacturing, sales, marketing and distribution capabilities, either internally or through relationships with third parties;

•	technological and other changes in the competitive landscape;

•	changes in our existing or future research and development relationships and strategic alliances; and

•	the commercial viability of Fuzeon or our other drug candidates.

As a result, we believe that comparing our results of operations for one period against another period is not necessarily meaningful, and you should not rely on our results of operations in prior periods as an indication of our future performance. If our results of operations for a period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock.

If we lose any of our executive management or other key employees, we will have difficulty replacing them. If we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer.

Because our business is very science-oriented and relies considerably on individual skill and experience in the research, development and testing of our drug candidates, we depend heavily on members of our senior management and scientific staff, including Dani P. Bolognesi, Ph.D., our Chief Executive Officer and Chief Scientific Officer. We have entered into employment agreements with Dr. Bolognesi, M. Nixon Ellis, Ph.D., our President, and Robert R. Bonczek, our Chief Financial Officer and General Counsel. Each of these agreements is automatically renewed, subject to termination by either of the parties. We currently have an employment agreement with one other key employee, but as a general matter we do not enter into employment agreements with our officers or employees.

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

Any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility or the transfer of particular rights to technologies or drug candidates.

If we raise funds by selling equity, we may dilute our stockholders’ percentage ownership interest in us. Any debt financings may contain restrictive terms that would limit our operating flexibility. Additionally, we may have to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or drug candidates. Any of these forms of financing could materially and adversely affect our business, financial condition and results of operations.

Our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

Our charter requires that we indemnify our directors and officers to the fullest extent permitted by Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement of an action, suit or proceeding brought against any of them by reason of the fact that he or she is or was a director or officer of Trimeris. In addition, expenses incurred by a director or officer in defending any such action, suit or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and executive officers. In furtherance of these obligations, we maintain directors’ and officers’ insurance in the amount of $20 million. Our policy expires in October 2003. We are in the process of attempting to renew our insurance policy, but we anticipate that in light of the current business environment, we will be required to pay a higher premium for our directors’ and officers’ insurance than in the past or the amount of our insurance coverage may be decreased.

Available Information

We maintain a website on the World Wide Web at www.trimeris.com. We make available, free of charge, on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

ITEM 2.    PROPERTIES

We lease approximately 18,000 square feet of office space at 3518 Westgate Drive, Durham, North Carolina. We lease this space under a sublease agreement that expires on December 31, 2004. We also lease approximately 29,000 square feet of laboratory and office space in Durham under a lease agreement that expires on September 30, 2005. We also sublease approximately 18,000 square feet of laboratory and office space in Durham under a sublease agreement that expires on September 30, 2003. We believe that there will be suitable facilities available should additional space be needed.

We have entered into a letter of intent that contemplates the construction of a building by a third party, that upon completion would be leased by us from the third party for an initial period of 15 years, with the option to renew for two additional five-year periods. In the event a lease is not executed within the time frame described in the letter of intent, the letter of intent terminates and we will reimburse the third party for any related costs incurred by them to that date.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings as of the date of this Annual Report on Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the Nasdaq National Market System under the Nasdaq symbol “TRMS” since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the future. As of March 24, 2003 we had approximately 157 shareholders of record, and believe we had approximately 5,500 beneficial shareholders. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the Nasdaq National Market System. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Year ended December 31,
	2001		2002
	High	Low	High	Low
1st Quarter	$57.06	$22.88	$46.21	$33.98
2nd Quarter	$50.00	$26.10	$53.16	$37.80
3rd Quarter	$51.79	$29.63	$49.99	$35.78
4th Quarter	$44.97	$32.00	$56.80	$37.85

Equity Compensation Plan Information as of December 31, 2002

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,484,000	$31.32	584,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	2,484,000	$31.32	584,000

(1)	Includes 457,000 options remaining available for grant under the Trimeris, Inc. Amended and Restated Stock Option Plan, and 127,000 shares issuable under the Trimeris, Inc. Employee Stock Purchase Plan. See Notes 6 and 8 to the Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data below is taken from the audited financial statements of the Company, which are included elsewhere in this Annual Report on Form 10-K, or from audited financial statements not included in this Annual Report on Form 10-K. Please read the financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” while reading this selected financial data.

	For the Years Ended December 31,					Cumulative from Inception (January 7, 1993) to December 31,
	1998	1999	2000	2001	2002	2002
Statements of Operations Data:
Revenue	$363	$4,681	$956	$1,304	$1,133	$9,027

Operating expense:
Research and development:
Non-cash compensation	821	2,174	5,386	(969)	250	7,855
Other research and development expense	15,987	17,582	32,970	59,409	50,976	199,061

Total research and development expense	16,808	19,756	38,356	58,440	51,226	206,916

General and administrative:
Non-cash compensation	602	2,524	7,018	1,905	1,645	13,887
Marketing expense	—	—	973	3,825	16,722	21,520
Other general and administrative expense	4,299	6,156	7,142	8,048	9,340	42,248

Total general and administrative expense	4,901	8,680	15,133	13,778	27,707	77,655

Total operating expenses	21,709	28,436	53,489	72,218	78,933	284,571

Operating loss	(21,346)	(23,755)	(52,533)	(70,914)	(77,800)	(275,544)

Interest income	1,755	1,729	6,114	4,362	2,230	16,896
Interest expense	(127)	(161)	(257)	(189)	(108)	(1,745)

Total other income (expense)	1,628	1,568	5,857	4,173	2,122	15,151

Loss before cumulative effect of change in accounting principle	(19,718)	(22,187)	(46,676)	(66,741)	(75,678)	(260,393)
Cumulative effect of change in accounting principle	—	—	(4,180)	—	—	(4,180)

Net loss	$(19,718)	$(22,187)	$(50,856)	$(66,741)	$(75,678)	$(264,573)

Basic and diluted net loss per share (1):
Before cumulative effect of accounting change	$(1.87)	$(1.79)	$(3.00)	$(3.96)	$(3.93)
Accounting change	—	—	(0.27)	—	—

Basic and diluted net loss per share	$(1.87)	$(1.79)	$(3.27)	$(3.96)	$(3.93)

Weighted average shares used in computing basic net loss per share (1)	10,547	12,411	15,548	16,870	19,272

(1)	Computed on the basis described in Note 1 to Financial Statements.

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,920	$37,023	$31,349	$22,288	$119,729
Working capital	16,562	36,856	73,998	51,636	128,389
Total assets	22,872	51,650	98,933	80,644	154,539
Long-term notes payable and capital lease obligations, less current portion	853	1,206	1,861	1,014	321
Deficit accumulated during the development Stage	(49,111)	(71,298)	(122,154)	(188,895)	(264,573)
Total stockholders’ equity	18,016	39,066	73,379	53,494	130,127

Selected Quarterly Financial Data

(in thousands, except per share data)

	Q1 2001	Q2 2001	Q3 2001	Q4 2001
Statements of Operations Data:
Revenue	$326	$326	$326	$326

Operating expense:
Research and development:
Non-cash compensation	(3,276)	2,824	(1,690)	1,173
Other research and development expense	13,836	14,045	14,772	16,756

Total research and development expenses	10,560	16,869	13,082	17,929

General and administrative:
Non-cash compensation	490	557	421	437
Marketing expense	446	736	782	1,861
Other general and administrative expense	1,860	1,870	2,008	2,310

Total general and administrative expenses	2,796	3,163	3,211	4,608

Total operating expenses	13,356	20,032	16,293	22,537

Operating loss	(13,030)	(19,706)	(15,967)	(22,211)

Interest income	1,403	1,196	1,044	719
Interest expense	(45)	(56)	(48)	(40)

Total other income, net	1,358	1,140	996	679

Net loss	$(11,672)	$(18,566)	$(14,971)	$(21,532)

Basic and diluted net loss per share (1)	$(0.73)	$(1.11)	$(0.86)	$(1.24)

Weighted average shares used in computing basic net loss per share (1)	15,914	16,757	17,386	17,398

	Q1 2002	Q2 2002	Q3 2002	Q4 2002
Statements of Operations Data:
Revenue	$326	$326	$326	$155

Operating expense:
Research and development:
Non-cash compensation	(21)	149	98	24
Other research and development expense	14,759	11,925	12,232	12,060

Total research and development expense	14,738	12,074	12,330	12,084

General and administrative:
Non-cash compensation	403	415	414	413
Marketing expense	1,525	2,985	3,640	8,572
Other general and administrative expense	1,865	2,031	2,502	2,942

Total general and administrative expense	3,793	5,431	6,556	11,927

Total operating expenses	18,531	17,505	18,886	24,011

Operating loss	(18,205)	(17,179)	(18,560)	(23,856)

Interest income	537	516	446	731
Interest expense	(33)	(31)	(24)	(20)

Total other income, net	504	485	422	711

Net loss	$(17,701)	$(16,694)	$(18,138)	$(23,145)

Basic and diluted net loss per share	$(0.97)	$(0.89)	$(0.97)	$(1.09)

Weighted average shares used in computing basic net loss per share (1)	18,286	18,736	18,776	21,281

(1)	Computed on the basis described Note 1 to Financial Statements. The sum of quarterly net loss per share amounts does not equal the net loss per share for the year due to the effects of rounding.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion of our financial condition and results of operations should be read together with the financial statements and notes contained elsewhere in this Annual Report on Form 10-K. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of this Annual Report on Form 10-K. Many of these factors are beyond our control and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the “Risk Factors” section in this Annual Report on Form 10-K. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

Critical Accounting Policies

We believe the following accounting policies are the most critical to our financial statements. We believe they are important to the presentation of our financial condition and results of operations, and require the highest degree of management judgment to make the estimates necessary to ensure their fair presentation.

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

During the fourth quarter of 2002, we increased our estimate of the length of this development term based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. Our current expectations for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. The change in our estimate of the development term resulted in less revenue recognized in the fourth quarter of 2002 than in each of the first three quarters of 2002. Any future change in our judgment of the length of this research and development term will result in a prospective change in the milestone revenue to be recognized under our collaboration with Roche. Any future milestone payments received from Roche under our collaboration agreement will be amortized from the date of receipt to the end of the remaining research and development term.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At December 31, 2002, we estimated the future volatility at 45% based on the implied future volatility for call options in Trimeris stock quoted on the Chicago Board Options Exchange in January 2003. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At December 31, 2002, there were options to purchase approximately 37,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

Capitalization of Patent Costs

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, the longer of 17 years from the date the patent is granted or 20 years from the initial filing of the patent. These costs are primarily legal fees and filing fees related to the prosecution of patent filings. We perform a continuous evaluation of the carrying value and remaining amortization periods of these costs. The primary estimate we make is the expected cash flows to be derived from the patents. In the event future expected cash flows derived from any patents are less than their carrying value, the related costs would be expensed at that time.

Call Transaction Accounting

In July 2000, September 2001 and April 2002, we entered into derivative transactions with a financial institution that may be settled by selling shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received proceeds from the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” An extensive list of requirements, including the ability to settle the transaction by issuing stock, is required by this EITF in order to allow accounting for proceeds received as an increase to additional paid-in capital. The contracts for our derivative transactions met the detailed requirements in this EITF Issue. Proceeds of $2.8 million, $344,000 and $388,000 were received and credited to additional paid-in-capital in December 31, 2000, 2001 and 2002, respectively. In the event these contracts did not meet the requirements in the EITF, these transactions would be accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires derivatives to be recorded on the balance sheet at fair value, and would require the carrying value of these call options to be adjusted at the end of each reporting period until their expiration or exercise.

OVERVIEW

We began our operations in January 1993 and are a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

•	the development, patenting, preclinical testing and clinical trials of our drug candidates, Fuzeon and T-1249,

•	the development of a manufacturing process for Fuzeon and T-1249,

•	production of drug material for future clinical trials of Fuzeon and T-1249,

•	preparation of materials for regulatory filings for Fuzeon,

•	pre-marketing activities for the anticipated launch of Fuzeon, and

•	research and development and preclinical testing of other potential product candidates.

We have lost money since inception and, as of December 31, 2002, had an accumulated deficit of approximately $264.6 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and a milestone payment from Roche, and have not generated any revenue from product sales or royalties. We may never generate significant revenue from product sales or royalties.

Under our collaboration agreement with Roche, we will share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. We expect marketing expenses in the United States and Canada to exceed the gross margin from the sale of Fuzeon in these countries during 2003, resulting in negative cash flow from the sale of Fuzeon in these countries in 2003. During 2003 we expect our share of this negative cash flow to exceed any royalties from the sale of Fuzeon outside these countries, should Roche receive Fuzeon regulatory approval in other countries. As a result, we expect to have negative cash flow from the sale of Fuzeon worldwide during 2003.

Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses for the foreseeable future and expect losses to increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

•	the status of our research and development activities, including the announcement of the results of the analysis of our 48-week data from TORO-1 and TORO-2,

•	product candidate discovery and development efforts, including preclinical testing and clinical trials,

•	the timing of regulatory actions, including the potential full approval of Fuzeon by the FDA,

•	the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

•	our ability to work with Roche to manufacture, develop, sell, market and distribute Fuzeon and T-1249,

•	technological and other changes in the competitive landscape,

•	changes in our existing or future research and development relationships and strategic alliances,

•	development of any future research and development relationships or strategic alliances,

•	evaluation of the commercial viability of potential product candidates, and

•	other factors, many of which are outside of our control.

As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or Roche’s ability to successfully develop and obtain regulatory approval for Fuzeon, T-1249 or other drug candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

RESULTS OF OPERATIONS

Comparison Of Years Ended December 31, 2000, 2001 and 2002

Revenue.    Total revenue was $956,000, $1.3 million, and $1.1 million for 2000, 2001 and 2002, respectively. Total revenue consists of the amortization of the $10.0 million non-refundable payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche, and a $2.0 million milestone payment received from Roche in 2000, over the expected research and development period of our collaboration with Roche in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” Under SAB 101, $4.2 million was reported as the cumulative effect of a change in accounting principle at January 1, 2000 to be amortized into revenue over future years. During the fourth quarter of 2002, we increased our estimate of the length of this development period based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20. The change in our estimate of the development term resulted in less revenue recognized in 2002 than in 2001.

Research And Development Expenses.    Total research and development expenses were $38.4 million, $58.4 million and $51.2 million for 2000, 2001 and 2002, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until December 30, 2002 for Fuzeon and T-1249.

Reconciliation of Total Research and Development Expense to Total Research and

Development Expenses Excluding Non-Cash Compensation Expense

	2000	2001	2002
Total research and development expense	$38,356	$58,440	$51,226
Less: non-cash compensation	5,386	(969)	250

Total research and development expense excluding non-cash compensation expense	$32,970	$59,409	$50,976

Total research and development expenses excluding non-cash compensation expense increased from $33.0 million in 2000 to $59.4 million in 2001 because during 2001 we:

•	completed enrollment in mid-2001 of two large Phase III clinical trials for Fuzeon that were initiated in late 2000, increasing the number of patients involved in Fuzeon clinical trials from approximately 200 during 2000 to over 1,200 during 2001,

•	continued four Phase II clinical trials for Fuzeon,

•	continued a Phase I clinical trial for T-1249,

•	continued manufacturing process development and purchase of drug material from third-party manufacturers to supply future clinical trials of Fuzeon and T-1249,

•	continued preclinical research and testing of potential product candidates, and

•	increased the number of personnel to support these activities.

Total research and development expenses excluding non-cash compensation expense decreased from $59.4 million in 2001 to $51.0 million in 2002 because during 2002 we incurred less expense than in 2001 for:

•	the purchase of drug material for future clinical trials,

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000, and

•	our Phase II clinical trials for Fuzeon which were substantially completed in 2002.

This decrease in expenses was partially offset by increases in expenses during 2002 because we:

•	continued preparation of materials for the submission of an NDA for Fuzeon to the FDA which was completed on September 16, 2002,

•	increased the number of our personnel to support our clinical trial, manufacturing process development and research activities, and

•	settled litigation with a former consultant regarding the amount of payment of a fee for services rendered.

Non-cash compensation expense changed from $5.4 million in 2000 to $969,000 in expense reversal in 2001 primarily due to the effect that the higher market value of our stock at December 31, 2000 compared to the market value of our stock at December 31, 2001, had on the calculation of this expense under Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for stock options granted to non-employees. The expense reversal resulted because the cumulative expense under EITF 96-18 for stock options previously granted to non-employees was greater at December 31, 2000 than at December 31, 2001 because of the reduction in the market value of our stock during 2001. The closing market price per share of our stock was $54.88 and $44.97 on December 31, 2000 and 2001, respectively.

Non-cash compensation expense changed from $969,000 in expense reversal in 2001 to $250,000 in expense in 2002. The change in expense resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was less at December 31, 2001 compared to December 31, 2000, because of the decrease in the market price of our stock from December 31, 2000 to December 31, 2001. The cumulative expense calculated under EITF 96-18 was slightly higher at December 31, 2002 compared to December 31, 2001 due to additional vesting of the options. The closing market price per share of our stock was $54.88, $44.97, and $43.17 on December 31, 2000, 2001 and 2002, respectively. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested. During the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested.

Total research personnel were 60, 70 and 88 at December 31, 2000, 2001 and 2002, respectively. We expect research and development expenses, net of the reimbursements for Fuzeon and T-1249 development costs from Roche, to increase in the future due to:

•	continuation of Phase III clinical trials for Fuzeon,

•	preparation of additional materials and submissions for the Fuzeon NDA to the FDA in support of full approval for Fuzeon,

•	expanded clinical trials for Fuzeon, T-1249 and other product candidates,

•	the manufacture of drug material for these trials,

•	increased preclinical research and testing of potential product candidates, and

•	increased number of personnel to support these activities.

General and Administrative Expenses.    Total general and administrative expenses were $15.1 million, $13.8 million and $27.7 million for 2000, 2001 and 2002, respectively. Total general and administrative expenses include gross general and administration expenses less Roche’s share of pre-marketing expenses for Fuzeon.

Marketing expenses increased from $973,000 in 2000 to $3.8 million in 2001 because during 2001 we performed additional market research and conducted pre-marketing activities in anticipation of the approval and commercialization of Fuzeon which we shared equally with Roche.

Marketing expenses increased from $3.8 million in 2001 to $16.7 million in 2002 because during 2002 we:

•	initiated an early access program that will make Fuzeon available free of charge for a limited number of additional patients with advanced HIV disease,

•	presented data on our Fuzeon Phase III trials at various scientific and medical meetings and conferences and AIDS service organizations meetings,

•	began developing sales and marketing materials for Fuzeon and training Roche’s sales force in the United States in anticipation of approval and launch of Fuzeon during 2003,

Other general and administrative expense increased from $7.1 million in 2000 to $8.0 million in 2001 because during 2001, we:

•	increased administrative personnel from 25 in 2000 to 30 in 2001 to support our growth, and

•	incurred increased professional fees related to our patent portfolio.

Other general and administrative expense increased from $8.0 million in 2001 to $9.3 million in 2002 because during 2002, we:

•	increased administrative personnel from 30 in 2001 to 40 in 2002 to support our growth, and

•	incurred increased professional fees related to a legal dispute with a former consultant and

•	incurred increased professional fees to support our growth.

Non-cash compensation expense decreased from $7.0 million in 2000 to $1.9 million in 2001 primarily due to the effect that the higher market value of our stock at December 31, 2000 compared to the market value of our stock at December 31, 2001, had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees, and the fact that a former consultant became an employee during 2001. The closing market price per share of our stock was $54.88 and $44.97 on December 31, 2000 and 2001, respectively.

Non-cash compensation expense decreased from $1.9 million in 2001 to $1.6 million in 2002 primarily due to the effect that the lower market value of our stock at December 31, 2002 compared to the market value of our stock at December 31, 2001, had on the calculation of this expense under EITF 96-18 for stock options granted to non-employees, and the fact that some of the options previously granted to a former consultant who became an employee during 2001 became vested during 2002.

Total general and administrative employees were 25, 30 and 40 at December 31, 2000, 2001 and 2002, respectively. We expect marketing expenses to increase substantially in the future to support the anticipated commercialization of T-20. These marketing expenses will be shared equally with Roche and will be reported as a reduction of our share of the net operating profit from the anticipated sale of Fuzeon in the United States and Canada. We expect other general and administrative expenses to increase in the future to support expansion of product development activities and to meet new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002, related regulations issued by the SEC and new Nasdaq listing standards.

Other Income (Expense).    Other income (expense) consists of interest income and expense. Total other income was $5.9 million, $4.2 million and $2.1 million for 2000, 2001 and 2002, respectively. The decrease in 2001 was primarily due to lower interest income because of lower interest rates on our investment portfolio during 2001 compared to 2000 and also due to lower average investment balances in 2001 compared to 2000. The decrease in 2002 was primarily due to lower interest income because of lower interest rates on our portfolio during 2002 compared to 2001, net of a slight increase in average investment balances during 2002 compared to 2001. We expect yields on our investment portfolio to remain at current levels for the foreseeable future based on the current short-term interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. Net cash used by operating activities was $24.8 million, $60.6 million, and $73.0 million for 2000, 2001 and 2002, respectively. The cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates. The amount used was higher in 2001 and 2002 primarily due to the increase in other research and development expense to fund development of Fuzeon, and higher in 2002 due to an increase in marketing expenses. Cash used by investing activities was $52.2 million during 2000. Cash provided by investing activities was $7.3 million and $21.4 million for 2001 and 2002, respectively. The amount used for 2000 resulted from the net purchase of short-term investments, using the proceeds from our private placement of common stock in February 2000. The amount provided for 2001 and 2002 resulted from the sale of short-term investments to fund our operating activities. Cash provided by financing activities was $71.4 million, $44.2 million, and $149.0 million in 2000, 2001, and 2002, respectively and was primarily the result of the sale of our common stock during those years.

As of December 31, 2002, we had $149.2 million in cash and cash equivalents and short-term-investments, compared to $74.8 million as of December 31, 2001. The increase is primarily a result of the closing of a private placement of common stock in January 2002, which resulted in net proceeds of approximately $40.8 million, and the closing of a public offering of common stock in October 2002, which resulted in net proceeds of approximately $106.7 million, offset by cash used by operating activities for 2002.

In September 2001 and April 2002, we entered into derivative transactions with a financial institution, which are described below under “Off-Balance Sheet Arrangements.” Proceeds of $2.8 million, $344,000 and $388,000 were received and credited to additional paid-in-capital in December 31, 2000, 2001 and 2002, respectively, in accordance with EITF 00-19. We may enter into similar transactions in the future, subject to market conditions.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and T-1249 for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidate and compound discovery and development efforts, including:

•	expenditures for clinical trials of Fuzeon, T-1249 and other product candidates,

•	preparation of additional materials and submissions for the Fuzeon NDA to the FDA in support of full approval for Fuzeon,

•	expenditures for pre-marketing and marketing activities undertaken in anticipation of the commercialization of Fuzeon,

•	research and development and preclinical testing of other product candidates,

•	manufacture of drug material, and

•	the development of our proprietary technology platform.

Under our collaboration agreement with Roche, we will share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. We expect marketing expenses in the United States and Canada to exceed the gross margin from the sale of Fuzeon in these countries during 2003, resulting in negative cash flow from the sale of Fuzeon in these countries in 2003. During 2003 we expect our share of this negative cash flow to exceed any royalties from the sale of Fuzeon outside these countries, should Roche receive Fuzeon regulatory approval in other countries. As a result, we expect to have negative cash flow from the sale of Fuzeon worldwide during 2003.

As of December 31, 2002, we had commitments of approximately $7.1 million to purchase product candidate materials and fund various clinical studies over the next 18 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 in the United States and Canada. We also expect to have capital expenditures of approximately $2.4 million during 2003 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

Barring unforeseen developments, based on our current expectations regarding regulatory approval, manufacturing and commercialization of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for the next 24 months. However, any delay or negative action by regulatory agencies regarding approval for the marketing of Fuzeon, or failure of Fuzeon to achieve anticipated market acceptance would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon and T-1249, our capital requirements would increase substantially beyond our current expectations.

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock until such time, if ever, as we are able to generate significant funds from operations.

We may have difficulty raising additional funds by selling equity. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. The public capital markets in which shares of our common stock are traded have been extremely volatile. The current geo-political situations in Iraq, North Korea and other areas of the world have made it increasingly difficult for companies to raise additional capital by selling equity. The public equity markets for biotechnology companies were extremely volatile in 2002, and remain so in 2003. Drug candidates for several publicly-held biotechnology companies, including Cubist Pharmaceuticals, Inc., Dendreon Corp., Inspire Pharmaceuticals, Inc., Miravant Medical Technologies, Pharmacia Corp. and Pharmacyclics, Inc. failed to meet primary clinical endpoints in Phase III clinical trials, resulting in significant reduction in the market price of their common stock. The FDA’s decision not to accept Imclone Systems, Inc’s Biologics License Application (BLA) for ERBITUX™ also has contributed to the volatility of public equity markets for biotechnology companies. Therefore, even if we do achieve positive clinical or financial results that meet or exceed the expectations of securities analysts and investors, the state of the public equity markets in general and particularly the public equity market for biotechnology companies may prohibit us from raising funds in the equity markets on acceptable terms or at all. Even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the availability of funds from Roche under our collaboration agreement; the condition of public capital markets; the results of regulatory actions related to Fuzeon; the level of market acceptance of Fuzeon; the progress and scope of our product development programs; the magnitude of these programs; the results of preclinical testing and clinical trials; the need for additional facilities based on the results of these clinical trials and other product development programs; changes in the focus and direction of our product development programs; the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights; competitive factors and technological advances; the cost, timing and outcome of regulatory reviews; changes in the requirements of the FDA; administrative and legal expenses; evaluation of the commercial viability of potential product candidates and compounds; the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions; and other factors, many of which are outside of our control.

The following table summarizes our material contractual commitments at December 31, 2002 (in thousands):

Contractual Obligation	2003	2004	2005	2006	Total
Capital Leases	$735	$326	$—	$—	$1,061
Operating Leases	1,258	926	382	—	2,566
Other contractual obligations*	6,633	514	—	—	7,147

Total	$8,626	$1,766	$382	$—	$10,774

*	Includes contracts to purchase product candidate materials and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

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

In September 2001 and April 2002, we entered into derivative transactions with a financial institution that we may settle by selling up to 307,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. Alternatively, we have the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. These contracts are expected to be settled by issuing shares of our stock in the event the options are exercised. Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003. We received approximately $344,000 and $388,000 in proceeds for the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with EITF 00-19. The financial institution has advised us that it has engaged and may continue to engage in transactions, including the buying and selling of shares of our common stock, to offset its risks related to these transactions, which may or may not affect the market price of our stock. We may enter into similar transactions in the future, subject to market conditions. We enter into these transactions as a potential method to raise capital and not to speculate on the future market price of our stock.

We have entered into a letter of intent that contemplates the construction of a building by a third party, that upon completion would be leased by us from the third party for an initial period of 15 years, with the option to renew for two additional five-year periods. In the event a lease is not executed within the time frame described in the letter of intent, the letter of intent terminates and we will reimburse the third party for any related costs incurred by them to that date.

Trimeris 401(k) Plan

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all qualified employees. Employees may elect a salary reduction from 1% to 75% as a contribution to the Plan, up to the annual Internal Revenue Service allowable contribution limit. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees’ contributions. Beginning in 1998, we matched 100% of an employee’s annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee’s contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At December 31, 2002 there were approximately 57,000 shares of our stock held by the Plan. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service. Employees may sell their vested shares at any time, subject to applicable laws and the requirements of our insider trading policy, and reinvest the proceeds in the other investment options available within the Plan.

Net Operating Loss Carryforwards

As of December 31, 2002, we had a net operating loss carryforward of approximately $254.3 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and other deferred tax assets, and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986, as amended.

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

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” was issued in December 2002. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our financial statements.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 2002. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$118,983	1.50%
Short-term investments—fixed rate	29,453	1.93%
Overnight cash investments—fixed rate	746	0.30%

Total investment securities	$149,182	1.58%

In September 2001 and April 2002, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Transactions.” Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s independent auditors, KPMG LLP.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors and executive officers is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND                     RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the Company’s management. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company and its management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their required evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective.

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls including corrective actions with regard to significant deficiencies or material weaknesses subsequent to the date of our most recent evaluation of our internal controls. Internal controls are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

We filed a report on Form 8-K on October 4, 2002 under Item 5 attaching a press release announcing the closing of an underwritten public offering of 2,400,000 shares of common stock at an offering price per share of $45.25.

We filed a report on Form 8-K on October 15, 2002 under Item 5 attaching a press release announcing that the FDA had granted priority review status to the Fuzeon NDA.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of Trimeris, Inc.:

We have audited the accompanying balance sheets of Trimeris, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2001 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002 and for the cumulative period from the date of inception (January 7, 1993) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. (A Development Stage Company) as of December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, and for the cumulative period from the date of inception (January 7, 1993) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Raleigh, North Carolina

February 14, 2003, except

as to Note 13, which is

as of March 13, 2003

TRIMERIS, INC.

(A Development Stage Company)

BALANCE SHEETS

(in thousands, except par value)

	As of December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$22,288	$119,729
Short-term investments	52,512	29,453
Accounts receivable	2	1
Prepaid expenses	354	1,130

Total current assets	75,156	150,313

Property, furniture and equipment, net of accumulated depreciation and amortization of $6,796 and $8,695 at December 31, 2001 and 2002, respectively	3,779	2,816

Other assets:
Patent costs, net of accumulated amortization of $89 and $125 at December 31, 2001 and 2002, respectively	1,514	1,245
Equipment deposits	195	165

Total other assets	1,709	1,410

Total assets	$80,644	$154,539

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,694	$1,492
Accounts payable—Roche	12,869	15,249
Current installments of obligations under capital leases	928	694
Accrued compensation	2,048	2,967
Deferred revenue—Roche	1,304	620
Accrued expenses	3,677	902

Total current liabilities	23,520	21,924
Obligations under capital leases, excluding current installments	1,014	321
Deferred revenue—Roche	2,616	2,167

Total liabilities	27,150	24,412

Stockholders’ equity:
Preferred Stock at $0.001 par value per share, authorized 10,000 shares; issued and outstanding zero shares at December 31, 2001 and 2002	—	—
Common Stock at $0.001 par value per share, authorized 60,000 shares; issued and outstanding 17,414 and 21,366 shares at December 31, 2001 and 2002, respectively	17	21
Additional paid-in capital	244,725	395,536
Deficit accumulated during the development stage	(188,895)	(264,573)
Deferred compensation	(2,533)	(824)
Accumulated other comprehensive income (loss)	189	(33)
Notes receivable from stockholders	(9)	—

Total stockholders’ equity	53,494	130,127

Commitments and contingencies
Total liabilities and stockholders’ equity	$80,644	$154,539

See accompanying notes to financial statements.

TRIMERIS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,			Cumulative from Inception (January 7, 1993) to December 31, 2002
	2000	2001	2002
Revenue	$956	$1,304	$1,133	$9,027

Operating expenses:
Research and development:
Non-cash compensation	5,386	(969)	250	7,855
Other research and development expense	32,970	59,409	50,976	199,061

Total research and development expense	38,356	58,440	51,226	206,916

General and administrative:
Non-cash compensation	7,018	1,905	1,645	13,887
Marketing expense	973	3,825	16,722	21,520
Other general and administrative expense	7,142	8,048	9,340	42,248

Total general and administrative expense	15,133	13,778	27,707	77,655

Total operating expenses	53,489	72,218	78,933	284,571

Operating loss	(52,533)	(70,914)	(77,800)	(275,544)

Other income (expense):
Interest income	6,114	4,362	2,230	16,896
Interest expense	(257)	(189)	(108)	(1,745)

	5,857	4,173	2,122	15,151

Loss before cumulative effect of change in accounting principle	(46,676)	(66,741)	(75,678)	(260,393)
Cumulative effect of change in accounting principle	(4,180)	—	—	(4,180)

Net loss	$(50,856)	$(66,741)	$(75,678)	$(264,573)

Basic and diluted net loss per share:
Before cumulative effect of accounting change	$(3.00)	$(3.96)	$(3.93)
Accounting change	(0.27)	—	—

Basic and diluted net loss per share	$(3.27)	$(3.96)	$(3.93)

Weighted average shares used in per share computations	15,548	16,870	19,272

See accompanying notes to financial statements.

TRIMERIS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from Inception (January 7, 1993) to December 31,

1999 and the Years Ended December 31, 2000, 2001, and 2002

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit accumulated during the Development Stage	Deferred Compensation	Accumulated Other Comprehensive Income	Notes receivable from stockholders	Net Stockholders’ Equity
	Number of shares	Par Value	Number of Shares	Par value
Balance at January 7, 1993	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuances of Common Stock	—	—	218	—	2	—	—	—	—	2
Issuances of Series A Preferred Stock	3,000	3	—	—	1,997	—	—	—	—	2,000
Stock issuance costs	—	—	—	—	(34)	—	—	—	—	(34)
Common Stock issued in exchange for exclusive license	—	—	96	—	41	—	—	—	—	41
Common Stock issued in exchange for consulting services	—	—	6	—	2	—	—	—	—	2
Loss for the period	—	—	—	—	—	(1,311)	—	—	—	(1,311)

Balance as of December 31,1993	3,000	3	320	—	2,008	(1,311)	—	—	—	700
Issuances of Common Stock	—	—	12	—	5	—	—	—	—	5
Common Stock issued in exchange for consulting services	—	—	5	—	2	—	—	—	—	2
Loss for the period	—	—	—	—	—	(3,943)	—	—	—	(3,943)

Balance as of December 31, 1994	3,000	3	337	—	2,015	(5,254)	—	—	—	(3,236)
Issuances of Common Stock	—	—	16	—	8	—	—	—	—	8
Issuances of Series B Preferred Stock	20,636	21	—	—	10,297	—	—	—	—	10,318
Stock issuance costs	—	—	—	—	(27)	—	—	—	—	(27)
Loss for the period	—	—	—	—	—	(5,739)	—	—	—	(5,739)

Balance as of December 31, 1995	23,636	24	353	—	12,293	(10,993)	—	—	—	1,324
Issuances of Common Stock	—	—	84	1	28	—	—	—	—	29
Issuances of Series B Preferred Stock	6,500	6	—	—	3,244	—	—	—	—	3,250
Issuances of Series C Preferred Stock	3,333	3	—	—	1,997	—	—	—	—	2,000
Stock issuance costs	—	—	—	—	(26)	—	—	—	—	(26)
Notes receivable from stockholders for the purchase of shares	—	—	—	—	—	—	—	—	(14)	(14)
Loss for the period	—	—	—	—	—	(6,972)	—	—	—	(6,972)

Balance as of December 31, 1996	33,469	33	437	1	17,536	(17,965)	—	—	(14)	(409)
Issuances of Series C Preferred Stock	9,984	10	—	—	5,981	—	—	—	—	5,991
Issuances of Series D Preferred Stock	9,048	9	—	—	6,777	—	—	—	—	6,786
Issuances of Common Stock	—	—	656	1	255	—	—	—	(254)	2
Conversion of Preferred Stock to Common Stock	(52,501)	(52)	6,262	6	46	—	—	—	—	—
Issuance of shares in initial public offering, net	—	—	3,163	3	34,529	—	—	—	—	34,532
Exercise of stock options	—	—	32	—	9	—	—	—	—	9
Repayment of notes receivable From stockholders	—	—	—	—	—	—	—	—	50	50
Repurchase of Common Stock	—	—	(1)	—	—	—	—	—	—	—
Stock issuance costs	—	—	—	—	(109)	—	—	—	—	(109)
Issuances of Common Stock and options at below market value	—	—	—	—	2,336	—	(2,336)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	386	—	—	386
Loss for the period	—	—	—	—	—	(11,428)	—	—	—	(11,428)

Balance as of December 31, 1997	—	—	10,549	11	67,360	(29,393)	(1,950)	—	(218)	35,810
Reclassification of deferred compensation	—	—	—	—	(202)	—	202	—	—	—

Balance as of December 31,1997	—	—	10,549	11	67,158	(29,393)	(1,748)	—	(218)	35,810
Exercise of stock options	—	—	28	—	10	—	—	—	—	10
Issuance of stock for 401(K) match	—	—	20	—	236	—	—	—	—	236
Issuance of stock under Employee Stock Purchase Plan	—	—	40	—	255	—	—	—	—	255
Amortization of deferred compensation	—	—	—	—	870	—	553	—	—	1,423

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit accumulated during the Development Stage	Deferred Compensation	Accumulated Other Comprehensive Income	Notes receivable from stockholders	Net Stockholders’ Equity
	Number of shares	Par Value	Number of Shares	Par value
Loss for the period	—	—	—	—	—	(19,718)	—	—	—	(19,718)

Balance as of December 31, 1998	—	—	10,637	11	68,529	(49,111)	(1,195)	—	(218)	18,016
Issuance of shares in public offering, net	—	—	2,875	3	31,354	—	—	—	—	31,357
Exercise of stock options	—	—	189	—	1,157	—	—	—	—	1,157
Issuance of stock options to employees	—	—	—	—	2,152	—	(2,152)	—	—	—
Issuance of stock for 401(K) match	—	—	12	—	292	—	—	—	—	292
Issuance of stock under Employee Stock Purchase Plan	—	—	22	—	220	—	—	—	—	220
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	113	113
Exercise of warrant, net	—	—	30	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	3,804	—	894	—	—	4,698
Issuance of warrant	—	—	—	—	5,400	—	—	—	—	5,400
Loss for the period	—	—	—	—	—	(22,187)	—	—	—	(22,187)

Balance as of December 31, 1999	—	—	13,765	14	$112,908	$(71,298)	$(2,453)	—	$(105)	$39,066
Loss for the period	—	—	—	—	—	(50,856)	—	—	—	(50,856)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	76	—	76

Comprehensive income (loss) for period								—	—	(50,780)
Issuance of shares in private placement, net	—	—	1,750	2	66,568	—	—	—	—	66,570
Exercise of stock options	—	—	302	—	2,507	—	—	—	—	2,507
Issuance of stock for 401(K) match	—	—	7	—	386	—	—	—	—	386
Issuance of stock under Employee Stock Purchase Plan		—	28	—	334	—	—	—	—	334
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	96	96
Proceeds from sale of call options	—	—	—	—	2,796	—	—	—	—	2,796
Exercise of warrant, net	—	—	11	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	11,345	—	1,059		—	12,404

Balance as of December 31, 2000	—	—	15,863	16	$196,844	$(122,154)	$(1,394)	$76	$(9)	$73,379
Loss for the period	—	—	—	—	—	(66,741)	—	—	—	(66,741)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	113	—	113

Comprehensive (loss) income for period									—	(66,628)
Issuance of shares in private placement, net	—	—	1,396	1	43,384	—	—	—	—	43,385
Exercise of stock options	—	—	127	—	1,249	—	—	—	—	1,249
Issuance of stock for 401 (K) match		—	10	—	481	—	—	—	—	481
Issuance of stock under Employee Stock Purchase Plan	—	—	18	—	348	—	—	—	—	348
Proceeds from sale of call options	—	—	—	—	344	—	—	—	—	344
Amortization of deferred compensation (reversal of compensation expense)	—	—	—	—	(1,254)	—	2,190	—	—	936
Deferred compensation recorded for consultant that became an employee	—	—	—	—	3,329	—	(3,329)	—	—	—

Balance as of December 31, 2001	—	—	17,414	17	244,725	(188,895)	(2,533)	189	(9)	$53,494
Loss for the period	—	—	—	—	—	(75,678)	—	—	—	(75,678)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(222)	—	(222)

Comprehensive (loss) income for period									—	(75,900)
Issuance of shares in private placement, net	—	—	1,258	1	40,764	—	—	—	—	40,765
Issuance of shares in public offering, net	—	—	2,505	3	106,723	—	—	—	—	106,726
Exercise of stock options	—	—	155	—	1,508	—	—	—	—	1,508
Issuance of stock for 401 (K) match	—	—	15	—	662	—	—	—	—	662
Issuance of stock under Employee Stock Purchase Plan	—	—	14	—	501	—	—	—	—	501
Proceeds from sale of call options	—	—	—	—	388	—	—	—	—	388
Amortization of deferred compensation	—	—	—	—	22	—	1,873	—	—	1,895
Restricted stock donation	—	—	2	—	79	—	—	—	—	79
Restricted stock grant	—	—	3	—	164	—	(164)	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	9	9

Balance as of December 31, 2002	—	$—	21,366	$21	$395,536	$(264,573)	$(824)	$(33)	$—	$130,127

See accompanying notes to financial statements.

TRIMERIS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,			Cumulative from Inception (January 7, 1993) to December 31, 2002
	2000	2001	2002
Cash flows from operating activities:
Net loss.	$(50,856)	$(66,741)	$(75,678)	$(264,573)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property, furniture and equipment	1,368	1,870	1,912	8,734
Non-cash compensation expense	12,404	936	1,895	21,742
Amortization of deferred revenue—Roche	(956)	(1,304)	(1,133)	(3,393)
Other amortization	26	43	37	189
401 (K) plan stock match	386	481	662	2,057
Provision for equipment held for resale	—	—	—	61
Stock issued for consulting services	—	—	—	5
Stock issued to repay interest on notes to stockholders	—	—	—	195
Debt issued for research and development	—	—	—	194
Cumulative effect of change in accounting principle	4,180	—	—	4,180
Restricted stock donation	—	—	79	79
Patent costs expensed	—	—	677	677
Loss on disposal of property and equipment	—	—	—	16
Decrease (increase) in assets:
Accounts receivable and loans to employees	20	2	1	(1)
Accounts receivable Roche	144	—	—	—
Prepaid expenses	(125)	39	(776)	(1,130)
Other assets	(67)	60	30	(165)
Increase (decrease) in liabilities:
Accounts payable	(2,683)	(782)	(1,202)	1,492
Accounts payable—Roche	9,556	3,313	2,380	15,249
Accrued compensation	331	689	919	2,967
Accrued expenses	(570)	773	(2,775)	812
Deferred revenue—Roche	2,000	—	—	2,000

Net cash used by operating activities	(24,842)	(60,621)	(72,972)	(208,613)

Cash flows from investing activities:
Purchase of property, furniture and equipment	(716)	(1,666)	(949)	(4,835)
Net sale (purchase) of short-term investments	(51,174)	9,626	22,837	(29,486)
Equipment held for resale	—	—	—	(61)
Organizational costs	—	—	—	(8)
Patent costs	(307)	(633)	(445)	(2,049)

Net cash provided (used) by investing activities	(52,197)	7,327	21,443	(36,439)

Cash flows from financing activities:
Proceeds (payments) from notes payable	—	—	—	6,150
Lease costs	—	—	—	(13)
Principal payments under capital lease obligations	(938)	(1,093)	(927)	(5,716)
Proceeds from issuance of Common Stock, net	66,570	43,385	147,491	323,170
Proceeds from issuance of Preferred Stock	—	—	—	23,896
Proceeds from sale of call options	2,796	344	388	3,528
Proceeds from exercise of stock options	2,507	1,249	1,508	6,440
Employee stock purchase plan stock issuance	334	348	501	1,658
Warrant issuance	—	—	—	5,400
Repayment of notes receivable from stockholders	96	—	9	268

Net cash provided by financing activities	71,365	44,233	148,970	364,781

Net increase (decrease) in cash and cash equivalents	(5,674)	(9,061)	97,441	119,729
Cash and cash equivalents at beginning of period	37,023	31,349	22,288	—

Cash and cash equivalents at end of period	$31,349	$22,288	$119,729	$119,729

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$257	$189	$108	$1,659

Supplemental disclosures of noncash investing and financing activities are described in Note 10.

See accompanying notes to financial statements.

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Trimeris, Inc. (the “Company”) was incorporated on January 7, 1993 to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. The financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises,” to recognize the fact that the Company is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $22.3 million and $119.7 million at December 31, 2001 and 2002, respectively, are stated at cost and consist primarily of overnight commercial paper, variable rate demand notes, commercial paper, and short-term debt securities. Cash equivalents at December 31, 2002 includes $13.5 million of amounts due from a financial institution for securities matured before December 31, 2002 and settled on January 2, 2003. The carrying amount of cash and cash equivalents approximates fair value.

Short-Term Investments

Short-term investments, which consist of short-term debt securities, commercial paper and federal agency securities, are classified as available-for-sale securities, and are reported at fair value based generally on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year.

Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is determined using available market information.

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property, furniture and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset, generally three years.

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Intangible Assets

Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. There were no impairments identified during 2000 or 2001. During 2002, $677,000 of patent costs was expensed in other research and development expense because the expected future operating cash flows from these patents was less than their carrying value.

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, the longer of 17 years from the date the patent is granted or 20 years from the initial filing of the patent. Financing costs were incurred as part of the Company’s capital lease agreements and are amortized straight-line over the lease term.

Deferred Revenue—Roche

The license fee and milestone payments received under our Roche collaboration are recorded as deferred revenue when received and recognized as revenue ratably over the remainder of the research and development period. Deferred revenue—Roche represents license and milestone payments received to be recognized as revenue in future periods.

During the fourth quarter of 2002, we increased our estimate of the length of the research and development period based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. Our current expectations for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. As a result of the change in our estimate of the length of the research and development period during the fourth quarter of 2002, we recognized $171,000 less in revenue in 2002 than we would have, had the period remained unchanged.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its financial statements are: the estimate of the length of the research and development period for our Roche collaboration; the estimate of the future volatility of our stock price used to calculate the value of stock options granted to non-employees; and our estimate of the expected future operating cash flows from our intangible patent assets.

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At December 31, 2000, 2001 and 2002, there were 1,817,000, 2,161,000 and 2,484,000 options to purchase common stock outstanding, respectively. At December 31, 2000, 2001 and 2002 there was a warrant outstanding to purchase 362,000 shares of common stock. At December 31, 2002 there were 3,000 shares of unvested restricted stock outstanding.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that compensation be measured at the end of each reporting period for changes in the fair value of the Company’s common stock until the options are vested.

SFAS 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had the Company determined compensation expense based on the fair value at the grant date for its stock-based plans under SFAS 123, the Company’s net loss and basic loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31 (in thousands, except per share data):

	2000	2001	2002
Net loss:
As reported	$(50,856)	$(66,741)	$(75,678)
Compensation cost recorded under APB 25	1,059	2,190	1,873
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(8,334)	(12,174)	(11,833)

Pro forma	$(58,131)	$(76,725)	$(85,638)

Basic and diluted loss per share:
As reported	$(3.27)	$(3.96)	$(3.93)
Pro forma	$(3.74)	$(4.55)	$(4.44)

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2000	2001	2002
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	91.4%	50.0%	45.0%
Risk-free interest rate	6.30%	4.00%	4.00%
Expected life of options	5 years	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years	2 years

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included above.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all non-owner changes in equity during a period and is divided into two broad classifications: net income and other comprehensive income (“OCI”). OCI includes revenue, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists of unrealized gains or losses on securities available for sale.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for reporting information about the Company’s operating segments. The Company operates in one business segment, the business of discovery, development and commercialization of novel pharmaceuticals.

Adoption of SAB No. 101

Prior to the quarter ended December 31, 2000, the Company recognized license fee and milestone revenue upon receipt of payment and completion of the related milestone. During the quarter ended December 31, 2000, the Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” issued by the Securities and Exchange Commission (“SEC”) which summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The cumulative effect of this change in accounting principle, $4.2 million or $(0.27) per share, was reported as a cumulative effect of a change in accounting principle retroactive to January 1, 2000 and relates to the $4.6 million previously recognized as revenue in connection with the initiation of our collaboration with Roche in 1999. In 2000, 2001, and 2002, $840,000, $840,000 and $725,000 of the $4.2 million was recognized as revenue, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity as previously reported.

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

2.    SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale securities. Estimated fair values of available-for-sale securities are based generally on quoted market prices, in thousands.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2001
Corporate debt securities, maturing in less than 1 year	$28,805	$192	$—	$28,997
Corporate debt securities, maturing in 1 to 5 years	1,057	1	—	1,058
Other debt securities, maturing in less than 1 year	12,159	—	—	12,159
Federal agency securities, maturing in less than 1 year	9,265	19	38	9,246
Federal agency securities, maturing in 1 to 5 years	1,037	15	—	1,052

	$52,323	$227	$38	$52,512

December 31, 2002
Corporate debt securities, maturing in less than 1 year	$13,927	$13	$13	$13,927
Other debt securities, maturing in less than 1 year	3,506	3	—	3,509
Other debt securities, maturing in 3.3 years	2,000	—	27	1,973
Federal agency securities, maturing in less than 1 year	8,051	2	12	8,041
Federal agency securities, maturing in 1 year	2,002	1	—	2,003

	$29,486	$19	$52	$29,453

There were no sales of these investments or realized gains or losses during 2000 or 2001. There were sales of $1.1 million of investments in 2002, with a gross realized gain of $3,000 and a gross realized loss of $3,000.

3.    LEASES

The Company is obligated under various capital leases for furniture and equipment that expire at various dates during the next three years. The gross amount of furniture and equipment and related accumulated amortization recorded under capital leases and included in property, furniture and equipment were as follows at December 31, 2001 and 2002 (in thousands):

	2001	2002
Furniture and equipment	$3,475	$2,999
Less accumulated amortization	(2,175)	(2,519)

	$1,300	$480

The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through September 2005. Rental expense, including maintenance charges, for operating leases during 2000, 2001 and 2002 was $929,000, $1.0 million, and $1.7 million respectively.

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002 (in thousands) are:

	CAPITAL LEASES	OPERATING LEASES
Year ending December 31:
2003	$735	$1,258
2004	326	926
2005	—	382

Total minimum lease payments	1,061	$2,566

Less amount representing interest	46

Present value of net minimum capital lease payments	1,015
Less current installments of obligations under capital leases	694

Obligations under capital leases, excluding current installments	$321

4.    PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment consists of the following at December 31, 2001 and 2002 (in thousands):

	2001	2002
Furniture and equipment	$6,389	$7,695
Leasehold improvements	711	817
Furniture and equipment under capital lease	3,475	2,999

	10,575	11,511
Less accumulated depreciation and amortization	(6,796)	(8,695)

	$3,779	$2,816

5.    STOCKHOLDERS’ EQUITY

In June 2000, the Company’s Certificate of Incorporation was amended to grant the Company the authority to issue 70,000,000 shares of stock consisting of 60,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

At December 31, 2001, loans with an interest rate of 8% totaling $9,000, respectively, were outstanding to a former employee of the Company for the purchase of shares of the Company’s Common Stock. This amount has been presented as a reduction of stockholders’ equity in the statement of stockholders’ equity. This loan was repaid during 2002.

Offerings of Common Stock

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

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

In October 2002, the Company closed a public offering of approximately 2.5 million shares of common stock at $45.25 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the underwriters’ over-allotment option, were approximately $106.7 million after deducting applicable issuance costs and expenses of approximately $6.6 million.

Derivative Transactions

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

6.    STOCK OPTION PLAN

In 1993, the Company adopted a stock option plan which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. New Stock Option Plan (the “Stock Option Plan”) was implemented and replaced the 1993 plan. Under the Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 4,102,941 shares of Common Stock. The exercise price of each incentive stock option shall not be less than the fair

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

market value of the Company’s Common Stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $.34 to $78.50 per share. The vesting period generally occurs ratably over four years. At December 31, 2002, there were approximately 457,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at inception of the Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $.43. No more grants will be made under the 1993 plan.

Stock option transactions for the years ended December 31, 2000, 2001 and 2002 are as follows:

	2000	Weighted Average Exercise Price	2001	Weighted Average Exercise Price	2002	Weighted Average Exercise Price
Options outstanding at January 1	1,712,000	$9.93	1,817,000	$22.19	2,161,000	$27.12
Granted	441,000	60.13	578,000	40.22	499,000	43.30
Exercised	(302,000)	8.31	(127,000)	9.82	(155,000)	9.75
Cancelled	(34,000)	20.62	(107,000)	34.73	(21,000)	42.07

Options outstanding at end of period	1,817,000	$22.19	2,161,000	$27.12	2,484,000	$31.32

The following summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34-1.00	113,000	3.69	$0.48	113,000	$0.48
$5.88-8.00	252,000	5.31	$7.88	244,000	$7.89
$9.00-11.625	508,000	6.30	$11.62	423,000	$11.62
$11.626-29.00	278,000	7.23	$21.07	177,000	$19.48
$29.01-40.00	130,000	8.68	$35.76	20,000	$36.40
$40.00-45.11	574,000	8.97	$43.19	186,000	$44.50
$45.11-50.00	325,000	8.40	$47.27	108,000	$48.64
$50.00-78.50	304,000	7.58	$63.20	175,000	$62.45

$0.34-78.50	2,484,000	7.36	$31.32	1,446,000	$24.56

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For the year ended December 31, 1997, the Company recorded a deferred charge of $2,336,000, representing the difference between the exercise price and the deemed fair value of the Company’s Common Stock for 348,000 shares of Common Stock and 132,000 shares subject to Common Stock Options granted in 1997. In 1999, the Company recorded a deferred charge of $2,152,000, representing the difference between the fair value of the Company’s Common Stock on the date of grant and the fair value of the Company’s Common Stock on the date of shareholder approval for 654,000 shares subject to common stock options. In 2001, the Company recorded a deferred charge of $3,329,000 representing the difference between the fair value of the Company’s Common Stock on the date a former consultant became an employee, and the exercise price of the Common Stock Options held at that date. In 2002, the Company recorded a deferred charge of $164,000 representing the fair value of restricted common stock granted to an employee.

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Compensation expense for employee stock options was approximately $1.1 million, $2.2 million, and $1.9 million for 2000, 2001 and 2002, respectively.

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18 over the service period that generally coincides with vesting, generally four years. The measurement date for the calculation of compensation expense is considered to be the date when all services have been rendered or the date that options are fully vested. Compensation expense is recognized during interim periods up to the measurement date based on changes in the fair value of the Company’s common stock. Compensation expense for non-employee stock options of $11.3 million and $22,000, for the years ended December 31, 2000 and 2002, respectively, was recorded as an increase to additional paid-in capital. Compensation expense reversal of $1.3 million for the year ended December 31, 2001, was recorded as a decrease to additional paid-in capital.

7.    INCOME TAXES

At December 31, 2002, the Company has net operating loss carryforwards (NOL’s) for federal and state income tax purposes of approximately $254.3 million which expire in varying amounts between 2008 and 2022. The Company has research and development credits of $6.6 million which expire in varying amounts between 2008 and 2022.

The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company’s NOL’s are limited, and the Company has taxable income which exceeds the permissible yearly NOL, the Company would incur a federal income tax liability even though NOL’s would be available in future years.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2002 are as follows:

	2001	2002
(in thousands) Deferred tax assets:
Tax loss carryforwards	$66,825	$98,041
Tax credits	4,365	6,645
Reserves and accruals	5,612	4,703

	76,802	109,389
Valuation allowance	(76,802)	(109,389)

Net deferred asset	—	—
Deferred tax liabilities:
Deferred tax liability	—	—

Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance represents the amount necessary to reduce the Company’s gross deferred tax asset to the amount that is more likely than not to be realized. The increase in the valuation allowance was approximately $21.0 million, $27.6 million, and $32.6 million for the years ended December 31, 2000, 2001 and 2002, respectively.

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The reasons for the difference between the actual income tax benefit for the years ended December 31, 2000, 2001 and 2002 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

	2000	% of Pre- tax Loss	2001	% of Pre- tax Loss	2002	% of Pre- tax Loss
Income tax benefit at statutory rate	$(17,292)	(34.00)%	$(22,692)	(34.00)%	$(25,730)	(34.00)%
State income taxes, net of federal benefit	—	—	—	—	—	—
Non-deductible meals and entertainment expenses	14	0.03%	13	0.02%	14	0.02%
Non-deductible compensation	361	0.70%	745	1.12%	600	0.79%
Additional deductible compensation	(1,410)	(2.77)%	(501)	(0.75)%	(1,624)	(2.15)%
Generation of research credit	(569)	(1.12)%	(2,162)	(3.24)%	(2,280)	(3.01)%
Change in federal portion of valuation allowance	18,896	37.16%	24,597	36.85%	29,020	38.35%

Income tax benefit	$—	—	$—	—	$—	—

8.    EMPLOYEE BENEFIT PLANS

401 (K) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “Plan”) under Section 401 (k) of the Internal Revenue Code covering all qualified employees. Participants may elect a salary reduction from 1% to 75% as a contribution to the Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made quarterly. The Plan permits the Company to match participants’ contributions. Beginning in 1998, the Company matched 100% of a participant’s contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company’s stock on the last trading day of the year. During 2000, 7,000 shares were issued, and compensation expense of $386,000 was recognized. During 2001, 10,000 shares were issued, and compensation expense of $481,000 was recognized. During 2002, 15,000 shares were issued, and compensation expense of $662,000 was recognized. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service.

The normal retirement age shall be the later of a participant’s 65th birthday or the fifth anniversary of the first day of the Plan year in which participation commenced. The Plan does not have an early retirement provision.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. A total of 28,000, 18,000, and 14,000 shares were issued under this plan in 2000, 2001, and 2002, respectively.

Post-Retirement Health Insurance Continuation Plan

In June 2001, the Company adopted a post-retirement health insurance continuation plan (“the Plan”). Employees who have achieved the eligibility requirements of 60 years of age and 10 years of service are eligible to participate in the Plan. The Plan provides participants the opportunity to continue participating in the Company’s group health plan after their date of retirement. Participants will pay the cost of health insurance premiums for this coverage, less any contributions by the Company, currently capped at $300 per month per participant.

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The components of net periodic post-retirement benefits cost and the significant assumptions of the Plan for 2001 and 2002 consisted of the following (in thousands):

	2001	2002
Service cost	$7	$17
Interest cost	1	3
Amortization of prior service costs	2	3

Total	$10	$23

The Plan’s status as of December 31 was as follows:

	2001	2002
Accumulated post-retirement benefit obligation	$(47)	$(74)
Unrecognized prior service cost	35	33
Unrecognized net loss	2	8

Accrued post-retirement benefit cost	$(10)	$(33)

The accumulated post-retirement benefit obligation was determined using a discount rate of 7.25% and 6.75% at December 31, 2001 and 2002, respectively. A one percent decrease in the discount rate would increase the accumulated post-retirement benefit obligation at December 31, 2002 by approximately $11,000. The assumed medical care cost trend rate is 12% for 2002, declining ratably to 6% in 2008. A change in the assumed medical care cost trend rate does not affect the accumulated post-retirement benefit obligation since the benefit is a fixed contribution amount by the Company.

9.    ROCHE COLLABORATION

In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20 (brand name Fuzeon) and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for T-20 and T-1249. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999, and a milestone payment of $2 million in 2000. Roche will provide up to an additional $56 million in cash upon achievement of developmental, regulatory and commercial milestones. This agreement with Roche grants them an exclusive, world-wide license for T-20 and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including but not limited to pricing, sales force activities, and promotional activities.

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of Common Stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised at December 31, 2002. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of 10 years.

In June 2001, the Company announced a research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will equally fund worldwide research, development and commercialization costs, as well as share equally in profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999. The joint research obligations under the agreement expired in January 2003 and are renewable thereafter on an annual basis. The renewal of this agreement is currently being renegotiated.

TRIMERIS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The Company had a $20 million financing agreement with Roche accessible at the Company’s option on a quarterly basis beginning in July 1999 and expiring on December 31, 2000. No amounts were borrowed under this agreement.

10.    OTHER COLLABORATIONS

In July 2001, the Company entered into a non-exclusive agreement with Array BioPharma, Inc. to discover orally-available small molecule fusion inhibitors of HIV and respiratory syncytial virus, or RSV. In April 2002, the Company entered into a non-exclusive agreement with Neokimia Inc. to discover and develop small molecule HIV fusion inhibitors. Array and Neokemia will be entitled to receive payments and royalties based on achievement of certain developmental and commercial milestones.

In September 1997, the Company obtained an exclusive, worldwide, royalty-bearing license from the New York Blood Center under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license we are required to pay to the New York Blood Center a royalty equal to one-half of one percent of the net sales of Fuzeon up to $100 million, and one-quarter of one percent of net sales in excess of $100 million. There is no royalty payable with respect to T-1249.

11.    SUPPLEMENTARY CASH FLOW INFORMATION

Capital lease obligations of $2,050,000, $0 and $0 were incurred in 2000, 2001 and 2002, respectively, for leases of new furniture and equipment.

12.    COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

As of December 31, 2002, the Company had commitments of approximately $7.1 million to purchase product candidate materials and fund various clinical studies over the next eighteen months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement. Under this collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for T-20 and T-1249 for the United States and Canada.

13.    SUBSEQUENT EVENTS

On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, our first generation HIV fusion inhibitor.

The Company has entered into a letter of intent that contemplates the construction of a building by a third party, that upon its completion would be leased by the Company from the third party for an initial period of 15 years, with the option to renew for two additional five-year periods. In the event a lease is not executed within the time frame described in the letter of intent, the letter of intent would terminate and the Company will reimburse the third party for any related costs incurred by it to that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

March 26, 2003	/s/ DANI P. BOLOGNESI
Dani P. Bolognesi, Ph.D. Chief Executive Officer and Chief Scientific Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANI P. BOLOGNESI Dani P. Bolognesi, Ph.D.	Chief Executive Officer (principal executive officer), Chief Scientific Officer and Director	March 26, 2003

/s/ ROBERT R. BONCZEK Robert R. Bonczek	Chief Financial Officer and General Counsel (principal financial officer)	March 26, 2003

/s/ M. NIXON ELLIS M. Nixon Ellis	President	March 26, 2003

/s/ TIMOTHY J. CREECH Timothy J. Creech	Vice President of Finance and Secretary (principal accounting officer)	March 26, 2003

/s/ JEFFREY M. LIPTON Jeffrey M. Lipton	Chairman of the Board of Directors	March 26, 2003

/s/ E. GARY COOK E. Gary Cook, Ph.D.	Director	March 26, 2003

/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	March 26, 2003

/s/ J. RICHARD CROUT J. Richard Crout, M.D.	Director	March 26, 2003

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 26, 2003

II-1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Dani P. Bolognesi, certify that:

1.    I have reviewed this annual report on Form 10-K of Trimeris, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

/S/ DANI P. BOLOGNESI
Dani P. Bolognesi Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Robert R. Bonczek, certify that:

1.    I have reviewed this annual report on Form 10-K of Trimeris, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(f)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003

/s/ ROBERT R. BONCZEK
Robert R. Bonczek Chief Financial Officer

EXHIBIT INDEX

(a)    Exhibits

3.1 *	Amended and Restated Bylaws of the Registrant.

3.2(f)	Fourth Amended and Restated Certificate of Incorporation of the Registrant

4.1 *	Specimen certificate for shares of Common Stock.

4.2 *	Description of Capital Stock (contained in the Fourth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1 *	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2 *	Cooperation and Strategic Alliance Agreement dated April 21, 1997, between the Registrant and MiniMed Inc.

10.3(j)	Trimeris, Inc. Amended and Restated Stock Incentive Plan.

10.4 *	Trimeris, Inc. Employee Stock Purchase Plan.

10.5 *	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.6 *	Form of Indemnification Agreements.

10.7 *	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.8(a)	Master Lease Agreement dated May 28, 1998 between the Company and Finova Technology Finance, Inc.

10.9	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan.

10.10	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan.

10.11(b)	Chief Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated April 21, 1999.

10.12(c)

Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.13(c)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.14(c)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.15(c)	Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999.

10.16(c)	Sublease Agreement between Trimeris, Inc. and Blue Cross and Blue Shield of North Carolina dated May 15, 1999.

10.17(c)	Lease Agreement between Hamad Jassim Althani and Blue Cross and Blue Shield of North Carolina, relating to Sublease Agreement filed as Exhibit 10.21 hereto.

10.18(d)	Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000.

10.19(e)	Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000.

10.20(g)

Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche, Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.21(h)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.22(l)	Lease Assignment and Modification Agreement dated as of September 27, 2001 between Trimeris, Inc., Blue Cross and Blue Shield of North Carolina, and Hamad Jassim Althani.

10.23(l)	Third Amendment to Lease dated as of November 30, 2001 between Hamad Jassim Althani and Trimeris, Inc.

10.24	Fourth Amendment to Lease dated as of February 28, 2003 between Hamad Jassim Althani and Trimeris, Inc.

10.25(l)	Sublease Agreement dated as of December 14, 2001 between Trimeris, Inc. and Triangle Pharmaceuticals, Inc.

10.26(l)	Second Amendment dated as of January 21, 2002 between University Place Properties, LLC and Trimeris, Inc.

II-4

10.27	(i)	Form of Equity Option Confirmation for Call Transaction.

10.28	(k)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

23		Consent of KPMG LLP.

99.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(c)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(d)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 29, 2000.
(e)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(f)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(g)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(h)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed on May 11, 2001.
(i)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(j)	Incorporated by reference to Trimeris’ Registration Statement on Form S-8 filed with the Commission on November 30, 2001.
(k)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.
(l)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 25, 2002.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.

II-5