Form 10-Q
period 2003-03-31
TRIMERIS INC
filed 2003-05-14
CIK 911326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

 -------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [_] No

 The number of shares outstanding of the registrant's common stock as of May 12, 2003 was 21,390,539

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                    FORM 10-Q

                    For the Three Months Ended March 31, 2003

                                      INDEX

PART 1.              FINANCIAL INFORMATION                                              Page
------------------------------------------                                              ----
Item 1.              Financial Statements
                     --------------------

                     Balance Sheets as of December 31, 2002 and
                     March 31, 2003 (unaudited)                                            1

                     Statements of Operations (unaudited) for the Three Months
                     Ended March 31, 2002 and 2003 and Period From
                     Inception (January 7, 1993) Through March 31, 2003                    2

                     Statements of Cash Flows (unaudited) for the Three Months
                     Ended March 31, 2002 and 2003 and Period From
                     Inception (January 7, 1993) Through March 31, 2003                    3

                     Notes to Financial Statements (unaudited)                             4

Item 2.              Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
                     and Results of Operations                                             7
                     -------------------------

Item 3.              Quantitative and Qualitative Disclosures About Market Risk           16
                     ----------------------------------------------------------

Item 4.              Controls and Procedures                                              16
                     -----------------------

PART 2.              OTHER INFORMATION
--------------------------------------

Item 1.              Legal Proceedings                                                    18
                     -----------------

Item 2.              Changes in Securities and Use of Proceeds                            18
                     -----------------------------------------

Item 3.              Defaults Upon Senior Securities                                      18
                     -------------------------------

Item 4.              Submission of Matters to a Vote of Security Holders                  18
                     ---------------------------------------------------

Item 5.              Other Information                                                    18
                     -----------------

Item 6.              Exhibits and Reports on Form 8-K                                     18
                     --------------------------------

Signature Page                                                                            19
--------------

Exhibit Index                                                                             20
-------------

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        (in thousands, except par value)

                                                                          December 31,        March 31,
                                                                              2002              2003
                                                                              ----              ----
                                                                          (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                             $ 119,729           $ 120,638
    Short-term investments                                                   29,453              19,303
    Accounts receivable                                                           1                   6
    Prepaid expenses                                                          1,130               1,064
                                                                          ---------           ---------
       Total current assets                                                 150,313             141,011

Property, furniture and equipment, net                                        2,816               2,641
                                                                          ---------           ---------
Other assets:
    Patent costs, net                                                         1,245               1,500
    Equipment deposits                                                          165                 129
                                                                          ---------           ---------
       Total other assets                                                     1,410               1,629
                                                                          ---------           ---------
       Total assets                                                       $ 154,539           $ 145,281
                                                                          =========           =========
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                      $   1,492           $   1,026
    Accounts payable - Roche                                                 15,249              15,550
    Current installments of capital lease obligations                           694                 552
    Accrued compensation                                                      2,967               1,918
    Deferred revenue - Roche                                                    620               2,483
    Accrued expenses                                                            902                 642
                                                                          ---------           ---------
       Total current liabilities                                             21,924              22,171
Obligations under capital leases, excluding current installments                321                 240
Deferred revenue - Roche                                                      2,167               8,068
                                                                          ---------           ---------
       Total liabilities                                                     24,412              30,479
                                                                          ---------           ---------
Commitments and contingencies
Stockholders' equity:
    Series A, B, C, and D preferred stock at $.001 par value
       per share, 10,000 shares authorized, zero
       shares issued and outstanding at December 31,
       2002 and March 31, 2003 (unaudited)                                       --                  --
    Common Stock at $.001 par value per share, 60,000
       shares authorized, 21,366 and 21,385 shares issued
       and outstanding at December 31, 2002 and
       March 31, 2003 (unaudited)                                                21                  21
    Additional paid-in capital                                              395,536             395,615
    Deficit accumulated during the development stage                       (264,573)           (280,501)
    Deferred compensation                                                      (824)               (356)
    Accumulated other comprehensive income (loss)                               (33)                 23
                                                                          ---------           ---------
       Total stockholders' equity                                           130,127             114,802
                                                                          ---------           ---------
       Total liabilities and stockholders' equity                         $ 154,539           $ 145,281
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

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                        Cumulative from
                                                                                            Inception
                                                                      Three Months      (January 7, 1993)
                                                                     Ended March 31,      to March 31,
                                                                     ---------------
                                                                     2002       2003          2003
                                                                     ----       ----          ----
Milestone revenue                                                  $     326  $     236    $    9,263
                                                                   ---------  ---------    ----------
Operating expenses:
  Research and development:
    Non-cash compensation                                                (21)       (60)        7,795

    Other research and development expense                            14,759      9,683       208,744
                                                                   ---------  ---------    ----------
  Total research and development expense                              14,738      9,623       216,539
                                                                   ---------  ---------    ----------
  General and administrative:
    Non-cash compensation                                                403        412        14,299
    Marketing expense                                                  1,525         --        21,520

    Other general and administrative expense                           1,865      2,168        44,416
                                                                   ---------  ---------    ----------
  Total general and administrative expense                             3,793      2,580        80,235
                                                                   ---------  ---------    ----------

Collaboration loss                                                        --      4,452         4,452
                                                                   ---------  ---------    ----------

    Total operating expenses                                          18,531     16,655       301,226
                                                                   ---------  ---------    ----------

Operating loss                                                       (18,205)   (16,419)     (291,963)
                                                                   ---------  ---------    ----------
Other income (expense):
  Interest income                                                        537        506        17,402
  Interest expense                                                       (33)       (15)       (1,760)
                                                                   ---------  ---------    ----------
  Total other income (expense)                                           504        491        15,642
                                                                   ---------  ---------    ----------

  Net loss before cumulative effect of change
    in accounting principle                                        $ (17,701) $ (15,928)   $ (276,321)

Cumulative effect of change in accounting
    principle                                                             --         --        (4,180)
                                                                   ---------  ---------    ----------
  Net loss                                                         $ (17,701) $ (15,928)   $ (280,501)
                                                                   =========  =========    ==========


Basic and diluted net loss per share                               $   (0.97) $   (0.75)
                                                                   =========  ========-
Weighted average shares used in per share
  computations                                                        18,286     21,375
                                                                   =========  =========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                                Period
                                                                                             From Inception
                                                                    Three Months Ended      (January 7, 1993)
                                                                         March 31,           through March 31,
                                                                   --------------------
                                                                   2002            2003            2003
                                                                   ----            ----            ----
Cash flows from operating activities:
   Net loss                                                      $(17,701)       $(15,928)       $(280,501)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation                                                      480             437            9,171
    Other amortization                                                 12              20              209
    Amortization of deferred revenue - Roche                         (326)           (236)          (3,629)
    Non-cash compensation                                             382             352           22,094
    401(k) plan stock match                                             -               -            2,057
    Provision for equipment held for resale                             -               -               61
    Stock issued for consulting services                                -               -                5
    Stock issued to repay interest on notes to stockholders             -               -              195
    Debt issued for research and development                            -               -              194
    Cumulative effect of change in accounting principle                 -               -            4,180
    Restricted stock donation                                           -               -               79
    Patent costs expensed                                               -               -              677
    Loss on disposal of property and equipment                          -               -               16
   Changes in operating assets and liabilities:
       Accounts receivable                                             (3)             (5)              (6)
       Prepaid expenses                                                37              66           (1,064)
       Other assets                                                    13              36             (129)
       Accounts payable                                            (1,657)           (466)           1,026
       Accounts payable - Roche                                    (2,093)            301           15,550
       Accrued compensation                                          (462)         (1,049)           1,918
       Accrued expenses                                               (37)           (260)             552
       Deferred revenue - Roche                                         -           8,000           10,000
                                                                 --------        --------        ---------
                 Net cash used by operating activities            (21,355)         (8,732)        (217,345)
                                                                 --------        --------        ---------
Cash flows from investing activities:
    Sales (purchases) of short-term investments, net               (5,887)         10,206          (19,280)
    Purchases of property and equipment                              (327)           (262)          (5,097)
    Equipment held for resale                                           -               -              (61)
    Organization costs                                                  -               -               (8)
    Patent costs                                                      (86)           (275)          (2,324)
                                                                 --------        --------        ---------
      Net cash provided (used) by investing activities             (6,300)          9,669          (26,770)
                                                                 --------        --------        ---------
Cash flows from financing activities:
    Proceeds from issuance of notes payable                             -               -            6,150
    Lease costs                                                         -               -              (13)
    Principal payments under capital lease obligations               (260)           (223)          (5,939)
    Proceeds from issuance of Common Stock                         40,765               -          323,170
    Proceeds from issuance of Preferred Stock                           -               -           23,896
    Proceeds from sale of options                                       -               -            3,528
    Proceeds from exercise of stock options                           267             195            6,635
    Proceeds from employee stock purchase plan exercise                 -               -            1,658
    Repayment of notes receivable from stockholders                     -               -              268
    Warrant issuance                                                    -               -            5,400
                                                                 --------        --------        ---------
        Net cash provided (used) by financing activities           40,772             (28)         364,753
                                                                 --------        --------        ---------
Net increase (decrease) in cash and cash equivalents               13,117             909          120,638
Cash and cash equivalents, beginning of period                     22,288         119,729                -
                                                                 --------        --------        ---------
Cash and cash equivalents, end of period                         $ 35,405        $120,638        $ 120,638
                                                                 ========        ========        =========

                 See accompanying notes to financial statements.

                                 TRIMERIS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

  Trimeris, Inc. (the "Company") was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. These financial statements have been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," to recognize the fact that the Company is devoting substantially all of its efforts to establishing a new business. Although planned principal operations have commenced with the commercial launch of Fuzeon on March 27, 2003, significant revenue has not yet been generated from the sale of Fuzeon.

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission (the "SEC") regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections and the 2002 financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003.

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

2. BASIC NET INCOME (LOSS) PER SHARE

  In accordance with SFAS No. 128, "Earnings Per Share," basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At March 31, 2002, there were 2,341,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding. At March 31, 2003, there were 2,557,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

  Interest of approximately $33,000 and $15,000 was paid during the three months ended March 31, 2002 and 2003, respectively. No new capital leases were incurred for the three months ended March 31, 2002 or 2003 for the purchase of new furniture and equipment. Unrealized gains on short-term investments totaled $56,000 during the three month period ended March 31, 2003.

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

  In October 2002, the Company closed a public offering of approximately 2.5 million shares of common stock at $45.25 per share. The net proceeds of the offering, including the proceeds received in connection with the exercise of the underwriters' over-allotment option, were approximately $106.7 million after deducting applicable issuance costs and expenses of approximately $6.6 million.

  In September 2001 and April 2002, the Company entered into derivative transactions with a financial institution that may be settled by selling up to a total of 307,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company's stock at the inception of the transaction. The Company received approximately $344,000 and $388,000, respectively, in proceeds that were accounted for as an increase to additional paid-in capital in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."" Alternatively, the Company has the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company's intent would be to settle the contracts, if exercised, by issuing shares. Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expired unexercised in April 2003.

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

  Other significant changes in additional paid-in capital during the three months ended March 31, 2002 and 2003 were $77,000 and $116,000, respectively, charged to additional paid-in capital related to expense reversal of non-cash compensation charges.

5. ROCHE COLLABORATION

  In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20, currently known as Fuzeon, whose generic name is enfuvirtide, and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for Fuzeon and T-1249. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999, and a milestone payment of $2 million in 2000. The Company earned and recorded a $8 million milestone in March 2003 that was received in April 2003. Roche will provide up to an additional $48 million in cash upon achievement of developmental, regulatory and commercial milestones. This agreement with Roche grants them an exclusive, world-wide license for Fuzeon and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including but not limited to pricing, sales force activities, and promotional activities.

  In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of Common Stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of March 31, 2003. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00 %; risk-free interest rate of 5.20%; and expected option life of ten years.

  In June 2001, the Company announced a research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will equally fund worldwide research, development and commercialization costs, as well as share equally in profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999. The joint research obligations under the agreement expired in January 2003. The renewal of this agreement is currently being negotiated.

  The Company had a $20 million financing agreement with Roche accessible at the Company's option on a quarterly basis beginning in July 1999 and expiring on December 31, 2000. No amounts were borrowed under this agreement.

  Product sales of Fuzeon began in the United States on March 27, 2003. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) on the Statement of Operations. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts or rebates resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company's 50% share of the operating income or loss is reported as collaboration income or loss. Total net sales of Fuzeon were $7,000 during the three months ended March 31, 2003. During the quarter ended March 31, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company's 50% share of operating loss from the collaboration's sale of Fuzeon in the United States of $4.5 million. Roche has entered into an exclusive distribution arrangement with Chronimed, Inc. ("Chronimed") to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

6. COMPREHENSIVE LOSS

  SFAS No. 130, "Reporting Comprehensive Income", establishes rules for the reporting and display of comprehensive income or loss and its components. This Statement requires that unrealized gains or losses on the Company's available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($15,796,000) for the three months ended March 31, 2003. Comprehensive income (loss) totaled ($17,782,000) for the three months ended March 31, 2002. For the Company, other comprehensive income consists of unrealized gains or losses on securities available for sale.

7. STOCK BASED COMPENSATION

   SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

   Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires that compensation be measured at the end of each reporting period for changes in the fair value of the Company's common stock until the options are vested.

   SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had the Company determined compensation expense based on the fair value at the grant date for its stock-based plans under SFAS No. 123, the Company's net loss and basic loss per share would have been increased to the pro forma amounts indicated below for the three months ended March 31 (in thousands, except per share data):

                                                                                                          2002         2003
                                                                                                          ----         ----
Net loss:
As reported ........................................................................................   $ (17,701)    $ (15,928)
Compensation cost recorded under APB Opinion No. 25 ................................................         459           468
Compensation cost resulting from common stock options, restricted stock and employee stock
   purchase plan ...................................................................................      (3,157)       (2,967)
                                                                                                       ---------     ---------
Pro forma ..........................................................................................   $ (20,399)    $ (18,427)
                                                                                                       =========     =========
Basic and diluted loss per share:
As reported ........................................................................................   $   (0.97)    $   (0.75)
Pro forma ..........................................................................................   $   (1.12)    $   (0.86)

   The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                                                                          2002         2003
                                                                                                          ----         ----
Estimated dividend yield ...........................................................................        0.00%         0.00%
Expected stock price volatility ....................................................................        65.0%         35.0%
Risk-free interest rate ............................................................................        4.00%         2.00%
Expected life of options ...........................................................................     5 years       5 years
Expected life of employee stock purchase plan options ..............................................     2 years       2 years

   In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included above.

8. COMMITMENTS AND CONTINGENCIES

   The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

   As of March 31, 2003, the Company had commitments of approximately $7.0 million to purchase product candidate materials and fund various clinical studies over the next 24 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company's collaboration agreement. Under this collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada.

   The Company has entered into a letter of intent that contemplates the construction of a building by a third party, that upon completion would be leased by the Company from the third party for an initial period of 15 years, with the option to renew for two additional five-year periods. In the event a lease is not executed within the time frame described in the letter of intent, the letter of intent terminates and the Company will reimburse the third party for any related costs incurred by them to that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the "Risk Factors" and "Business" sections of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003. These factors include, but are not limited to: that we are a development stage company that has sustained losses since our inception, and expect our losses to continue; that if we are unable to commercialize Fuzeon, our lead drug candidate, our business will be materially harmed; that our drugs may not achieve market acceptance; that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected; that if sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected; that even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities; that we may not receive all necessary regulatory approvals for Fuzeon or our other drug candidates or approvals may be delayed; that we are dependent on the successful outcome of clinical trials for our drug candidates; that obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to achieve profitability; that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates; that failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete; that if we cannot maintain commercial manufacturing agreements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected; that if Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates; that HIV is likely to develop resistance to Fuzeon and our other our drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position; that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues; that we depend on patents and proprietary rights, which may offer only limited protection against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed; that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates; that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer; that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations; that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation; that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage; that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock; that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer; that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates; and that our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses. Many of these factors are beyond our control and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Form 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2002. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

Critical Accounting Policies

   We believe the following accounting policies are the most critical to our financial statements. We believe they are important to the presentation of our financial condition, and require the highest degree of management judgment to make the estimates necessary to ensure their fair presentation.

   Revenue Recognition Under Staff Accounting Bulletin No. 101

   Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 establishes the SEC's view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Further, SAB No. 101 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB No. 101.

   Milestone Revenue

   SAB No. 101 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The primary estimate we make in connection with the application of this policy is the length of the period of the research and development under our collaboration agreement with Roche. In the event our judgment of the length of this research and development term changes, the milestone revenue to be recognized under our collaboration with Roche would change prospectively in accordance with APB No. 20, "Accounting Changes." If the term is expected to be longer, the amount of revenue recognized would be less per quarter than currently being recognized. If the term is expected to be shorter, the amount of revenue recognized would be more per quarter than currently being recognized.

   During the fourth quarter of 2002, we increased our estimate of the length of this development term based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. Our current expectations for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. Any future change in our judgment of the length of this research and development term will result in a prospective change in the milestone revenue to be recognized under our collaboration with Roche. Any future milestone payments received from Roche under our collaboration agreement will be amortized from the date of receipt to the end of the remaining research and development term. We earned and recorded a $8 million milestone in March 2003 that will be amortized from March 2003 to mid 2007.

   Collaboration Income (Loss)

   Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. Collaboration income
(loss) represents our 50% share of total gross sales of Fuzeon in the United States and Canada, less any discounts or rebates, less cost of goods sold, less sales and marketing expenses. Product sales of Fuzeon began in the United States on March 27, 2003. During the quarter ended March 31, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in a net loss from the sale of Fuzeon. Roche has entered into an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. Roche prepares its estimates for sales returns and allowances, discounts and rebates quarterly based primarily on their historical experience with other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances, as appropriate. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

   Calculation of Compensation Costs for Stock Options Granted to Non-Employees

   Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company's common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At March 31, 2003 we estimated the future volatility at 35% based on the implied future volatility for call options in Trimeris stock quoted on the Chicago Board Options Exchange in April 2003. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

   In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At March 31, 2003, there were options to purchase approximately 39,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

   Capitalization of Patent Costs

   The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, either 17 years from the date the patent is granted or 20 years from the initial filing of the patent, depending on the patent. These costs are primarily legal fees and filing fees related to the prosecution of patent filings. We perform a continuous evaluation of the carrying value and remaining amortization periods of these costs. The primary estimate we make is the expected cash flows to be derived from the patents. In the event future expected cash flows derived from any patents are less than their carrying value, the related costs would be expensed at that time.

   Call Transaction Accounting

   In July 2000, September 2001 and April 2002, we entered into derivative transactions with a financial institution that may be settled by selling shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received proceeds from the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19. An extensive list of requirements, including the ability to settle the transaction by issuing stock, is required by this EITF in order to allow accounting for proceeds received as an increase to additional paid-in capital. The contracts for our derivative transactions met the detailed requirements in this EITF Issue. Proceeds of $2.8 million, $344,000 and $388,000 were received and credited to additional paid-in-capital in the years ended December 31, 2000, 2001 and 2002, respectively. In the event these contracts did not meet the requirements in the EITF, these transactions would be accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires derivatives to be recorded on the balance sheet at fair value, and would require the carrying value of these call options to be adjusted at the end of each reporting period until their expiration or exercise. During April 2003, all outstanding derivative transactions had expired unexercised.

OVERVIEW

   We began our operations in January 1993 and are a development stage company to recognize the fact that we are devoting substantially all of our efforts to establishing a new business. Although planned principal operations have commenced with the commercial launch of Fuzeon on March 27, 2003, significant revenue has not yet been generated from the sale of Fuzeon. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

   . the development, patenting, preclinical testing and clinical trials of our drug candidates, Fuzeon and T-1249,

   .  the development of a manufacturing process for Fuzeon and T-1249,

   . production of drug material for future clinical trials of Fuzeon and T-1249,

   .  preparation of materials for regulatory filings for Fuzeon,

   .  pre-marketing activities for the anticipated launch of Fuzeon, and

   . research and development and preclinical testing of other potential product candidates.

   We have lost money since inception and, as of March 31, 2003, had an accumulated deficit of approximately $280.5 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and milestone payments from Roche, and have not generated any significant revenue from product sales or royalties. On March 27, 2003 we began the commercial sale of Fuzeon, our first commercial product. We may never generate significant revenue from product sales or royalties.

   Under our collaboration agreement with Roche, we will share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. Sales and marketing expenses in the United States and Canada exceeded the gross margin from the sale of Fuzeon in these countries during the quarter ended March 31, 2003, and we expect this to be the case for the year ending December 31, 2003, resulting in negative cash flow from the sale of Fuzeon in these countries in 2003. During 2003 we expect our share of this negative cash flow to exceed any royalties from the sale of Fuzeon outside these countries, should Roche receive Fuzeon regulatory approval in other countries. As a result, we expect to have negative cash flow from the sale of Fuzeon worldwide during 2003.

   Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses for the foreseeable future and expect losses to increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

   . the status of our research and development activities, including the announcement of the results of the full analysis of our 48-week data from TORO-1 and TORO-2,

   . product candidate discovery and development efforts, including preclinical testing and clinical trials,

   . the timing of regulatory actions, including the potential full approval of Fuzeon by the FDA,

   . the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

   . our ability to work with Roche to manufacture, develop, sell, market and distribute Fuzeon and T-1249,

   .  technological and other changes in the competitive landscape,

   . changes in our existing or future research and development relationships and strategic alliances,

   . development of any future research and development relationships or strategic alliances,

   . evaluation of the commercial viability of potential product candidates, and

   .  other factors, many of which are outside of our control.

   As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or Roche's ability to successfully develop, obtain, and maintain regulatory approval for Fuzeon, T-1249 or other drug candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never generate significant revenues or achieve profitable operations.

   Clinical Development

   The following discussion highlights certain aspects of our on-going and planned clinical development programs, including data presented during the three months ended March 31, 2003. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003 for a summary of previous clinical data presented on Fuzeon. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

     Fuzeon(TM), T-20 or enfuvirtide

   Fuzeon is our first-generation HIV fusion inhibitor. The FDA has approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy. Anti-HIV drugs are referred to as antiretroviral agents. The standard approach to treating HIV infection has been to lower viral loads by using drugs other than fusion inhibitors that inhibit two of the viral enzymes that are necessary for the virus to replicate: reverse transcriptase and protease. There are currently three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, and protease inhibitors, or PIs. We refer to NRTIs and NNRTIs collectively as RTIs. There are ten FDA-approved RTIs and six FDA-approved PIs. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and commercial sales of Fuzeon began on March 27, 2003. Roche received accelerated FDA approval of Fuzeon based on 24-week clinical data from two Phase III pivotal trials for Fuzeon. We refer to these clinical trials as TORO-1, which was conducted in North America and Brazil, and TORO-2, which was conducted in Western Europe and Australia. In these clinical trials, all patients received an individually optimized background regimen of three to five anti-HIV drugs other than Fuzeon. In the control group, patients received only the optimized background regimen. In the Fuzeon treatment group, patients received the optimized background regimen in combination with twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. The background regimen was optimized based on the patient's treatment history and the genotype and phenotype of the patient's virus. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. In both TORO-1 and TORO-2, the primary endpoint for the clinical trials, which is the incremental reduction of viral load achieved in the Fuzeon group versus the control group, was met with statistical significance. Viral load refers to the amount of HIV virus particles, as measured by the presence of HIV ribonucleic acid, or RNA, found in the blood of an HIV-infected person at a given time. We measure viral load in terms of copies of HIV RNA per milliliter of blood. Additionally, the interim analysis of TORO-1 and TORO-2 showed that important secondary endpoints were also met with statistical significance. Roche intends to seek full approval based on a full analysis of 48-week clinical data from TORO-1 and TORO-2 when it becomes available later this year. There are no results from studies of Fuzeon in patients who have not previously received anti-HIV drugs. There are no results from controlled trials evaluating the effect of Fuzeon on the clinical progression of HIV.

   Roche also filed an application for European marketing approval on September 19, 2002. In March 2003, the Committee for Proprietary Medicinal Products, or CPMP, recommended granting a marketing authorization for Fuzeon. This recommendation will now be considered by the European Agency for the Evaluation of Medicinal Products, or EMEA, who has the final authority to grant a marketing authorization for Fuzeon in Europe. Roche will manufacture the bulk drug substance of Fuzeon. Currently, we anticipate Roche will be able to manufacture sufficient drug supply for approximately 12,000 to 15,000 patients worldwide to be receiving Fuzeon by the end of 2003, including approximately 8,000 to 10,000 in the United States, after taking into account the establishment of a six-month "safety stock" for all patients receiving Fuzeon. Roche is working continually to maximize the manufacturing capabilities of its facilities.

   Ongoing Fuzeon Clinical Trials

     Topline 48-week Phase III Data

   In April 2003, we presented combined final topline 48-week data from TORO-1 and TORO-2. These results showed that responses seen at 24 weeks were maintained at 48 weeks in most patients receiving FUZEON in combination with other anti-HIV drugs.

   At baseline, patients in the pivotal Phase III studies, TORO-1 and TORO-2, had a median viral load level of more than 5.0 log10 copies per milliliter and extensive prior exposure to multiple anti-HIV drugs. At 48 weeks, a combined analysis of patients in the Fuzeon group achieved a mean reduction in viral load of 1.48 log10 copies per milliliter compared to a mean reduction of 0.63 log10 copies per milliliter for those in the control group, a difference of 0.85 log10 copies per milliliter. The increase from baseline in CD4 cells was 91 cells per cubic millimeter for patients in the Fuzeon group compared to 45 cells per cubic millimeter in patients in the control group. CD4 cells are a critical component of the human immune system and are often killed by HIV. An increase in CD4 cell count is indicative of immune system restoration and is important in reducing the likelihood of opportunistic infection. We measure CD4 cell counts in numbers of CD4 cells per cubic millimeter of blood. The percentage of patients achieving a reduction in viral load to below 400 copies per milliliter was 30.4% for the Fuzeon group compared to 12.0% for the control group. All data described were statistically significant. Stated otherwise, the statistical measures, p-values, for all the data shown were less than 0.0001. Overall study discontinuation rates were similar on the two groups, 26.5% for the Fuzeon group compared to 28.7% for the control group. Safety analyses for 48 weeks are ongoing. Local injection site reactions were the most frequently reported adverse event associated with the use of Fuzeon. 4.4% of patients treated with Fuzeon discontinued treatment due to injection site reactions.

     Future Fuzeon Clinical Trials

   Throughout the remainder of 2003, we expect to initiate additional Fuzeon clinical trials in the U.S. and internationally.

    Safety Data at 24 Weeks

   Fuzeon is administered as a twice-daily subcutaneous injection. Local injection site reactions were the most frequent adverse events associated with the use of Fuzeon. In Phase III clinical studies, 98% of patients at 24 weeks had at least one local injection site reaction. Manifestations of injection site reactions may include pain and discomfort, induration, redness, nodules and cysts, itching, and bruising.

   There was less than 5% difference in the most common adverse events seen between the Fuzeon group and the control group. The events most frequently reported in the Fuzeon group were diarrhea (26.8%), nausea (20.1%), and fatigue (16.1%). All these events were seen at a lower incidence than in the control group: diarrhea (33.5%), nausea (23.7%), and fatigue (17.4%). The most common adverse events seen more frequently in the Fuzeon group than in the control group include pain or numbness in the peripheral nervous system (8.9%), insomnia (11.3%), depression (8.6%), decreased appetite (6.3%), weakness (5.7%), muscle aches and pains (5.0%), constipation (3.9%) and pancreatitis (2.4%). The majority of adverse events were of mild or moderate intensity. On rare occasions, hypersensitivity reactions, or allergic reactions, have been associated with Fuzeon therapy (less than or equal to 1%) and some of these events have recurred on rechallenge. Symptoms of an allergic reaction may include rash, fever, nausea and vomiting, chills, rigors, low blood pressure and elevated liver enzymes. In addition, an increased rate of bacterial pneumonia was observed in the Fuzeon group in the Phase III clinical trials compared to the control group. It is unclear if the increased incidence of pneumonia is related to Fuzeon use. Fuzeon does not cure HIV infection or AIDS. Patients taking Fuzeon may acquire opportunistic infections or other conditions that are associated with HIV infection. The list of side effects is not complete at this time because Fuzeon is still being studied.

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

   The scale-up of production of Fuzeon bulk drug substance at Roche's Boulder, Colorado facility was achieved during the second half of 2002. Not surprisingly, production yields were lower and cycle times were longer than projected in the initial batches. Simple process modifications were made during the scale-up process that brought the yields in subsequent batches to the projected target levels derived from pilot plant production. Once the target yields were achieved, we and Roche identified the final purification stage as the rate limiting step that resulted in longer than projected cycle times. Based on analysis of this stage, we and Roche believe that installation of a duplicate piece of equipment will reduce the cycle time of the purification stage and allow us to meet or exceed our initial targeted cycle times for the bulk drug substance production process. This piece of equipment has been ordered and installation is expected during 2003.

   Roche's drug product manufacturing facility and the third-party drug product manufacturing facility have both successfully completed validation batches of Fuzeon drug product and are currently manufacturing drug product on commercial scale.

   Based on the positive Phase III data, better adherence to Fuzeon therapy than we had anticipated, and the growing problems of resistance, drug toxicity and patient intolerability to current therapies, we believe that Fuzeon can make a significant contribution to patients with diminishing treatment options. We have a global Early Access Program with 1,200 patients in addition to the 450 patients already on Fuzeon in T20-305, our open-label safety study. Due to these factors, and an increased likelihood for regulatory approval in Europe, the demand for Fuzeon may be greater than initially anticipated and may exceed supply in the period after launch. While the current manufacturing infrastructure does not allow the flexibility to increase production beyond our current capacity at this time, Roche has announced that it has committed further investment capital to increase capacity.

   Our current expectations regarding available worldwide supply of Fuzeon, based on current yield and cycle time targets assuming the successful installation of additional equipment Roche plans to install at its Boulder, Colorado facility, are as follows:

   2003. Short-term manufacturing estimates for Fuzeon are based on the current estimated ability to produce around two metric tons of Fuzeon in 2003--equivalent to up to 20,000 treatment packs (one treatment pack equals one month supply for one patient) per month by year end. This translates to supply for approximately 12,000 to 15,000 patients receiving Fuzeon by the end of 2003, 8,000 to 10,000 patients of whom are expected to be in the United States. This is based on a planned allocation of approximately 65% of worldwide supply to the United States. This number of patients is lower than would be calculated based upon the manufacturing output for the year due to the fact that approximately half a year "safety supply" is allocated to every patient to ensure continuity of drug supply. We believe that a half-year safety supply is prudent given our early stage of commercial production and the severity of the illness being treated; however, we plan to evaluate the safety supply requirements as we move forward.

   2004. Annual production of Fuzeon is planned to increase to around 3.7 metric tons--equivalent to up to 39,000 treatment packs per month during mid-2004. After setting aside patient safety supplies, this will equate to up to a maximum of 32,000 patients receiving Fuzeon by year-end 2004. These figures are based upon the assumption that the individual patient safety supply of approximately half a year is maintained and projected cycle times and yields remain on track. As we continue to gain confidence in the process and fill the distribution pipeline, we will evaluate the amount of safety stock required to maintain a continuity of supply.

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

     Phase I/II - T1249-102

   In February 2003, we announced interim data from study T1249-102. This study evaluated the antiviral activity and safety of T-1249 over a 10-day period in patients who had failed an individualized anti-HIV drug regimen that had previously included Fuzeon. Eligible patients were participating in Phase II or Phase III studies of Fuzeon and were experiencing evidence of viral replication while on this drug regimen. Patients in this study discontinued Fuzeon and added T-1249 to the unchanged background regimen of anti-HIV drugs. A total of 53 patients received T-1249 in this trial; the data presented are based on a planned interim analysis of the first 25 patients in the study. The median viral load decline from baseline viral load after ten days of treatment was 1.1 log\\10\\ copies per milliliter. There were no serious adverse events judged possibly to be related to T-1249 in the trial. We expect to present final data from this trial during 2003.

   Future T-1249 Clinical Trials

   We expect to initiate additional clinical trials with respect to T-1249 in 2003.

Results of Operations

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2003

MILESTONE REVENUE. Total milestone revenue of $326,000 and $236,000 for the three months ended March 31, 2002 and 2003, respectively, represents the amortization of the $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, a $2.0 million milestone payment received from Roche in 2000, and an $8.0 million milestone payment earned from Roche in 2003 over the expected research and development period of our collaboration with Roche in accordance with SAB No. 101. Under SAB No. 101, $4.2 million was reported as the cumulative effect of a change in accounting principle at January 1, 2000 to be amortized into revenue over future years. During the fourth quarter of 2002, we increased our estimate of the length of this development period based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20. The change in our estimate of the development term resulted in less revenue recognized for milestones received prior to 2003 in the three months ended March 31, 2003 than in the three months ended March 31, 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $14.7 million and $9.6 million for the three months ended March 31, 2002 and 2003, respectively. Total research and development expenses include gross research and development expenses less Roche's share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until March 31, 2003 for Fuzeon and T-1249.

     Non-cash compensation changed from $21,000 in expense reversal for the three months ended March 31, 2002 to $60,000 in expense reversal for the three months ended March 31, 2003. The expense reversals resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was greater at December 31, 2001 than at March 31, 2002 and greater at December 31, 2002 than at March 31, 2003 primarily because of the reduction in the market price of our stock from December 31, 2001 to March 31, 2002 and from December 31, 2002 to March 31, 2003, respectively. The closing market price per share of our stock was $44.97 and $43.20 on December 31, 2001 and March 31, 2002, respectively. The closing market price per share of our stock was $43.17 and $41.14 on December 31, 2002 and March 31, 2003, respectively. In addition, during the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

     Total other research and development expenses, which are total research and development expenses net of non-cash compensation charges, decreased from $14.8 million during the three months ended March 31, 2002 to $9.7 million during the three months ended March 31, 2003 primarily because during 2003 we incurred less expense than in 2002 for:

   . our two Phase III clinical trials for Fuzeon which were initiated in late 2000, and the data accumulation and compilation process for clinical data from these trials,

   .  the purchase of drug material for future clinical trials, and

   . our Phase II clinical trials for Fuzeon which were substantially completed in 2002.

This decrease in expenses was partially offset by increases in expenses during the three months ended March 31, 2003 because we increased the number of our personnel to support our clinical trial and research activities.

Total research personnel were 78 and 89 at March 31, 2002 and 2003, respectively. We expect research and development expenses, net of reimbursements for Fuzeon and T-1249 development costs from Roche, to increase in the future due to:

   .  continuation of Phase III clinical trials for Fuzeon,

   . preparation of additional materials and submissions for the Fuzeon NDA to the FDA in support of full approval for Fuzeon,

   .  expanded clinical trials for Fuzeon, T-1249 and other product candidates,

   .  the manufacture of drug material for these trials,

   . increased preclinical research and testing of potential product candidates, and

   .  increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $3.8 million and $2.6 million for the three months ended March 31, 2002 and 2003, respectively. Total general and administrative expenses include gross general and administration expenses less Roche's share of pre-marketing expenses for Fuzeon.

     Marketing expense during 2002 included expenses incurred for pre-launch activities related to Fuzeon and consisted primarily of expenses for market research and presentation of data on our Fuzeon Phase III trials at various scientific meetings. During 2003 sales and marketing expenses related to Fuzeon are included in Collaboration loss because we launched Fuzeon on March 27, 2003.

     Other general and administrative expense increased from $1.9 million for the three months ended March 31, 2002 to $2.2 million for the three months ended March 31, 2003 because during 2003 we:

   .  incurred increased premiums for directors and officers' insurance, and

   . increased administrative personnel from 32 at March 31, 2002 to 40 at March 31, 2003.

Non-cash compensation expense increased from $403,000 for the three months ended March 31, 2002 to $412,000 for the three months ended March 31, 2003 primarily due to expense recognized during the three months ended March 31, 2003 for a restricted stock grant made in April of 2002, net of the reduction due to the fact that several option and stock grants to employees accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees," became fully vested during 2002, resulting in less deferred compensation expense amortization for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. We expect other general and administrative expenses to increase in the future to support expansion of product development activities and to meet new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002, related regulations issued by the SEC and new Nasdaq listing standards.

COLLABORATION LOSS. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Collaboration loss is calculated as follows. Total gross sales of Fuzeon in the United States and Canada are reduced by any discounts or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. Our 50% share of the operating income or loss is reported as collaboration income or loss. Product sales of Fuzeon began in the United States on March 27, 2003. Total net sales of Fuzeon was $7,000 during the three months ended March 31, 2003. During the quarter ended March 31, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the collaboration's sale of Fuzeon in the United States of $4.5 million. We expect sales and marketing expenses to exceed gross margin from the sale of Fuzeon for 2003 resulting in a net collaboration loss from the sale of Fuzeon for the year. Roche has entered into an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $504,000 and $491,000 for the three months ended March 31, 2002 and 2003, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the three months ended March 31, 2003 compared to the three months ended March 31, 2002, net of increased average investment balances during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. Net cash used by operating activities was $21.4 million and $8.7 million for the three months ended March 31, 2002 and 2003, respectively. The cash used by operating activities during the three months ended March 31, 2003 was used primarily to fund research and development relating to Fuzeon, T-1249, and other product candidates, and decreased for the three months ended March 31, 2003 over the same period in 2002 because of the timing of our quarterly payment to Roche, and reduced research and development expenses for the development of Fuzeon. Cash used by investing activities was $6.3 million for the three months ended March 31, 2002. Cash provided by investing activities was $9.7 million for the three months ended March 31, 2003. The amount used for the three months ended March 31, 2002 resulted from the net purchase of short-term investments, using the proceeds from our private placement of common stock in January 2002. The amount provided for the three months ended March 31, 2003 resulted from the sale of short-term investments to fund our operating activities. Cash provided by financing activities for the three months ended March 31, 2002 was $40.8 million. Cash used by financing activities for the three months ended March 31, 2003, was $28,000. Cash provided by financing activities for the three months ended March 31, 2002 was primarily the proceeds of our private placement of common stock in January 2002. Cash used by financing activities for the three months ended March 31, 2003 resulted from payments on our capital lease obligations, net of proceeds from the exercise of stock options.

     As of March 31, 2003, we had $139.9 million in cash and cash equivalents and short-term-investments, compared to $149.2 million as of December 31, 2002. The decrease is primarily a result of cash used by operating activities for the three months ended March 31, 2003.

     In July 2000, September 2001 and April 2002, we entered into derivative transactions with a financial institution, which are described below under "Off-Balance Sheet Arrangements." Proceeds of $2.8 million, $344,000 and $388,000 were received and credited to additional paid-in-capital in December 31, 2000, 2001 and 2002, respectively, in accordance with EITF 00-19. As of April 30, 2003, all outstanding derivative transactions had expired unexercised. We may enter into similar transactions in the future, subject to market conditions.

     We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and T-1249 for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidate and compound discovery and development efforts, including:


  . expenditures for clinical trials of Fuzeon, T-1249 and other product candidates,

  . preparation of additional materials and submissions for the Fuzeon NDA to the FDA in support of full approval for Fuzeon,

  . expenditures for pre-marketing and marketing activities undertaken in anticipation of the commercialization of Fuzeon,

  . research and development and preclinical testing of other product candidates,

  .    manufacture of drug material, and

  .    the development of our proprietary technology platform.

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

     As of March 31, 2003, we had commitments of approximately $7.0 million to purchase product candidate materials and fund various clinical studies over the next 24 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 in the United States and Canada. We also expect to have capital expenditures for furniture and equipment of approximately $2.0 million during

2003 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

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

    Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock or debt until such time, if ever, as we are able to generate significant funds from operations.

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


    The following table summarizes our material contractual commitments at March 31, 2003 for the remainder of 2003 and subsequent years (in thousands):

Contractual Obligation                                  2003         2004        2005      2006     Total
-----------------------                                 ----         ----        ----      ----     -----
Capital Leases ...............................        $    497     $   326      $   --    $  --    $   823
Operating Leases .............................             915         498         382       --      1,795
Other contractual obligations* ...............           6,446         514          --       --      6,960
                                                      --------     -------      ------    -----    -------
Total ........................................        $  7,858     $ 1,338      $  382    $  --    $ 9,578
                                                      ========     =======      ======    =====    =======

        ___________

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

    In September 2001 and April 2002, we entered into derivative transactions with a financial institution that we may settle by selling up to 307,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. Alternatively, we have the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. These contracts are expected to be settled by issuing shares of our stock in the event the options are exercised. Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expire or mature in April 2003. We received approximately $344,000 and $388,000 in proceeds for the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with EITF 00-19. The financial institution has advised us that it has engaged and may continue to engage in transactions, including the buying and selling of shares of our common stock, to offset its risks related to these transactions, which may or may not affect the market price of our stock. As of April 30, 2003, all outstanding derivative transactions had expired unexercised. We may enter into similar transactions in the future, subject to market conditions. We enter into these transactions as a potential method to raise capital and not to speculate on the future market price of our stock.

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

Trimeris 401 (k) Plan

    We have a 401(k) Profit Sharing Plan (the "Plan") covering all qualified employees. Employees may elect a salary reduction from 1% to 75% as a contribution to the Plan, up to the annual Internal Revenue Service allowable contribution limit. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees' contributions. Beginning in 1998, we matched 100% of an employee's annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee's contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At March 31, 2003 there were approximately 57,000 shares of our stock held by the Plan. These shares vest ratably based on a participant's years of service and are fully vested after four years of service. Employees may sell their vested shares at any time, subject to applicable laws and the requirements of our insider trading policy, and reinvest the proceeds in the other investment options available within the Plan.

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

    SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in July 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. We believe that this standard will have no impact on our financial statements.

    In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ( "EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and if separation is appropriate, how the consideration should be measured and allocated to the identified accounting units. The EITF is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that adoption of EITF 00-21 will have a material impact on our financial statements.

    SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123" was issued in December 2002. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our financial statements.

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

Risk Factors

    Our business is subject to certain risks and uncertainties. Please read the "Risk Factors" and "Business" sections of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, which highlight some of these risks. If any of these risks materialize, our business, financial condition and results of operations could be materially adversely affected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Our exposure to market risk is primarily in our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. Substantially all of our contracts are denominated in U.S. dollars; therefore, we have no material foreign currency risk. We have an investment policy that sets minimum credit quality standards for our investments. The policy also limits the amount of money we can invest in any one issue, issuer or type of instrument. We have not experienced any material loss in our investment portfolio, and we believe the market risk exposure in our investment portfolio has remained consistent over this period.

    The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at March 31, 2003. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in 12 months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

                                                             Carrying          Average
                                                              Amount        Interest Rate
                                                              ------        -------------
                                                           (thousands)
Cash equivalents--fixed rate ...........................      $  119,731            1.28%
Short-term investments--fixed rate .....................          19,303            1.77%
Overnight cash investments--fixed rate .................             907            0.51%
                                                              ----------            ----
      Total investment securities ......................      $  139,941            1.34%
                                                              ==========            ====

    In September 2001 and April 2002, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Off Balance Sheet Transactions." Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expired unexercised in April 2003.

Item 4.  Controls and Procedures

    Within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the Company's management. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating the disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their required evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective.

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

         None.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

         (b)  Reports on Form 8-K

              We filed a report on Form 8-K on February 11, 2003 under Item 5 attaching a press release providing updated information on the manufacture of Fuzeon.

              We filed a report on Form 8-K on February 11, 2003 under Item 5 attaching a press release describing information regarding clinical trial results for Fuzeon and T-1249.

              We filed a report on Form 8-K on February 24, 2003 under Item 5 attaching a press release announcing a European Special License Sales Program for Fuzeon.

              We filed a report on Form 8-K on March 17, 2003 under Item 5 attaching a press release announcing FDA approval of Fuzeon.

              We filed a report on Form 8-K on March 21, 2003 under Item 5 attaching press releases announcing the progressive distribution and support program for Fuzeon, our fourth quarter 2002 financial results, preliminary 48-week clinical data for Fuzeon, and a positive opinion issued by the EU Regulatory Authority.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Trimeris, Inc.
                                                  -----------------------
                                                    (Registrant)


May 14, 2003                                 By: /s/ DANI P. BOLOGNESI
                                                 ------------------------------
                                                   Dani P. Bolognesi
                                                   Chief Executive Officer,
                                                   and Chief Scientific Officer


May 14, 2003                                     /s/ ROBERT R. BONCZEK
                                                 --------------------------
                                                 Robert R. Bonczek
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

May 14, 2003                                     /s/ TIMOTHY J. CREECH
                                                 --------------------------
                                                 Timothy J. Creech
                                                 Vice President of Finance
                                                 and Secretary (Principal
                                                 Accounting Officer)

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

     I, Dani P. Bolognesi, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Trimeris, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, ( including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ( registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     May 14, 2003

                                                 /s/ Dani P. Bolognesi
                                                 -------------------------------
                                                 Dani P. Bolognesi
                                                 Chief Executive Officer

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

     I, Robert R. Bonczek, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Trimeris, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, ( including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ( registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     May 14, 2003

                                             /s/ Robert R. Bonczek
                                             -----------------------------------
                                             Robert R. Bonczek
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Number             Description
------             -----------

10.1*              Specialty Pharmacy Fuzeon Agreement between Chronimed, Inc.
                   and Roche Laboratories, Inc. dated March 7, 2003 (without exhibits or schedules).

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Chronimed, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003 filed with the Commission on May 9, 2003.