Form 10-Q
period 2003-06-30
TRIMERIS INC
filed 2003-08-12
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2003 was 21,517,042

TRIMERIS, INC.

(A Development Stage Company)

FORM 10-Q

For the Six Months Ended June 30, 2003

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	December 31, 2002	June 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,729	$112,379
Short-term investments	29,453	10,577
Accounts receivable	1	2
Prepaid expenses	1,130	852

Total current assets	150,313	123,810

Property, furniture and equipment, net	2,816	2,375

Other assets:
Patent costs, net	1,245	1,618
Equipment deposits	165	118

Total other assets	1,410	1,736

Total assets	$154,539	$127,921

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,492	$784
Accounts payable—Roche	15,249	5,988
Current installments of capital lease obligations	694	457
Accrued compensation	2,967	2,446
Deferred revenue—Roche	620	3,954
Accrued expenses	902	1,649

Total current liabilities	21,924	15,278
Obligations under capital leases, excluding current installments	321	173
Deferred revenue—Roche	2,167	13,347

Total liabilities	24,412	28,798

Commitments and contingencies
Stockholders’ equity:
Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2002 and June 30, 2003	—	—
Common stock at $.001 par value per share, 60,000 shares authorized, 21,366 and 21,485 shares issued and outstanding at December 31, 2002 and June 30, 2003	21	21
Additional paid-in capital	395,536	397,764
Accumulated deficit	(264,573)	(298,553)
Deferred compensation	(824)	(123)
Accumulated other comprehensive income (loss)	(33)	14

Total stockholders’ equity	130,127	99,123

Total liabilities and stockholders’ equity	$154,539	$127,921

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenue:
Milestone revenue	$326	$750	$652	$986
Royalty revenue	—	87	—	87

Total revenue	326	837	652	1,073

Operating expenses:
Research and development:
Non-cash compensation	149	203	128	143
Other research and development expense	11,925	10,694	26,684	20,377

Total research and development expense	12,074	10,897	26,812	20,520

General and administrative:
Non-cash compensation	415	233	818	645
Marketing expense	2,985	—	4,510	—
Other general and administrative expense	2,031	2,399	3,896	4,567

Total general and administrative expense	5,431	2,632	9,224	5,212

Collaboration loss	—	5,763	—	10,215

Total operating expenses	17,505	19,292	36,036	35,947

Operating loss	(17,179)	(18,455)	(35,384)	(34,874)

Other income (expense):
Interest income	516	414	1,053	920
Interest expense	(31)	(11)	(64)	(26)

	485	403	989	894

Net loss	$(16,694)	$(18,052)	$(34,395)	$(33,980)

Basic and diluted net loss per share	$(0.89)	$(0.84)	$(1.86)	$(1.59)

Weighted average shares used in per share computations	18,736	21,418	18,513	21,397

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(34,395)	$(33,980)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	973	866
Other amortization	20	39
Amortization of deferred revenue—Roche	(652)	(986)
Non-cash compensation	946	788
Restricted stock donation	79	—
Patent costs expensed	453	—
Changes in operating assets and liabilities:
Accounts receivable	(2)	(1)
Prepaid expenses	28	278
Other assets	30	47
Accounts payable	(1,670)	(708)
Accounts payable—Roche	6,253	(9,261)
Accrued compensation	(76)	(521)
Accrued expenses	(244)	747
Deferred revenue—Roche	—	15,500

Net cash used by operating activities	(28,257)	(27,192)

Cash flows from investing activities:
Sales (purchases) of short-term investments, net	(14,189)	18,923
Purchases of property and equipment	(600)	(425)
Patent costs	(204)	(412)

Net cash provided (used) by investing activities	(14,993)	18,086

Cash flows from financing activities:
Principal payments under capital lease obligations	(488)	(385)
Proceeds from issuance of common stock	40,765	—
Proceeds from sale of options	388	—
Proceeds from exercise of stock options	792	1,772
Proceeds from employee stock purchase plan exercise	295	369

Net cash provided by financing activities	41,752	1,756

Net decrease in cash and cash equivalents	(1,498)	(7,350)
Cash and cash equivalents, beginning of period	22,288	119,729

Cash and cash equivalents, end of period	$20,790	$112,379

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION

Trimeris, Inc. (the “Company”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. Prior to April 1, 2003, the financial statements were prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” to recognize the fact that the Company was devoting substantially all of its efforts to establishing a new business. Principal operations commenced with the commercial launch of Fuzeon® on March 27, 2003, and significant revenue was generated from the sale of Fuzeon during the three months ended June 30, 2003. As a result, beginning on April 1, 2003, the Company no longer prepares its financial statements in accordance with SFAS No. 7.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2002 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003.

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

In accordance with SFAS No. 128, “Earnings Per Share,” basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At June 30, 2002, there were 2,462,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding. At June 30, 2003, there were 2,684,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3.	STATEMENTS OF CASH FLOWS

Interest of approximately $64,000 and $26,000 was paid during the six months ended June 30, 2002 and 2003, respectively. No new capital leases were incurred for the six months ended June 30, 2002 or 2003 for the purchase of new furniture and equipment. Unrealized gains on short-term investments totaled $47,000 during the six month period ended June 30, 2003.

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

In September 2001 and April 2002, the Company entered into derivative transactions with a financial institution that could have been settled by selling up to a total of 307,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received approximately $344,000 and $388,000, respectively, in proceeds that were accounted for as an increase to additional paid-in capital in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Determination of Whether Share Settlement Is Within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”” Alternatively, the Company had the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company’s intent was to settle the contracts, if exercised, by issuing shares. All outstanding derivative transactions have expired unexercised.

In July 2000, the Company entered into a derivative transaction with a financial institution that could have been settled by selling up to 300,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received $2.8 million in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19. Concurrently, the Company entered into a second derivative transaction with the same financial institution on shares of its common stock at no net premium to either party. These contracts expired unexercised during July 2001.

Other significant changes in additional paid-in capital during the six months ended June 30, 2003 was $87,000 credited to additional paid-in capital related to non-cash compensation expense. Other significant changes in additional paid-in capital during the six months ended June 30, 2002 were $16,000 credited to additional paid-in capital related to non-cash compensation expense, $79,000 credited to additional paid-in capital related to a donation of restricted stock, and $164,000 credited to additional paid-in capital related to a restricted stock grant.

5.	ROCHE COLLABORATION

In July 1999, the Company announced an agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20, currently known as Fuzeon, whose generic name is enfuvirtide, and T-1249 worldwide. In the United States and Canada, the Company and Roche will share equally development expenses and profits for Fuzeon and T-1249. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999, and a milestone payment of $2 million in 2000. The Company recorded a $8 million milestone in March 2003, a $5 million milestone in May 2003, and a $2.5 million milestone in June 2003. Roche will provide up to an additional $35.5 million in cash upon achievement of developmental, regulatory and commercial milestones. This agreement with Roche grants them an exclusive, world-wide license for Fuzeon and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including but not limited to pricing, sales force activities, and promotional activities.

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of June 30, 2003. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

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

Product sales of Fuzeon began in the United States on March 27, 2003. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) on the Statement of Operations. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts or rebates resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Total net sales of Fuzeon in the United States were $4.3 million during the six months ended June 30, 2003. During the six months ended June 30, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company’s 50% share of operating loss from the sale of Fuzeon in the United States of $10.2 million. Roche has entered into an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

6.	COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($33,933,000) for the six months ended June 30, 2003. Comprehensive income (loss) totaled ($34,463,000) for the six months ended June 30, 2002. For the Company, other comprehensive income consists of unrealized gains or losses on securities available for sale.

7.	STOCK BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation be measured at the end of each reporting period for changes in the fair value of the Company’s common stock until the options are vested.

SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had the Company determined compensation expense based on the fair value at the grant date for its stock-based plans under SFAS No. 123, the Company’s net loss and basic loss per share would have been increased to the pro forma amounts indicated below for the six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30
	2002	2003	2002	2003
Net loss:
As reported	$(16,694)	$(18,052)	$(34,395)	$(33,980)
Compensation cost recorded under APB Opinion No. 25	445	233	904	701
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(2,713)	(2,723)	(5,870)	(5,690)

Pro forma	$(18,962)	$(20,542)	$(39,361)	$(38,969)

Basic and diluted loss per share:
As reported	$(0.89)	$(0.84)	$(1.86)	$(1.59)
Pro forma	$(1.01)	$(0.96)	$(2.13)	$(1.82)

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2002	2003
Estimated dividend yield	0%	0%
Expected stock price volatility	65%	40%
Risk-free interest rate	4%	2%
Expected life of options	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included above.

8.	COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

As of June 30, 2003, the Company had commitments of approximately $5.8 million to purchase product candidate materials and fund various clinical studies over the next 18 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement. Under this collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada.

The Company entered into a letter of intent that contemplates the construction of a building by a third party, that upon completion would be leased by the Company from the third party. During the three months ended June 30, 2003, additional effort on this project was suspended, and $925,000 of costs related to this project that the Company is responsible for under the letter of intent were charged to expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003. These factors include, but are not limited to:

•	that we are a development stage company that has sustained losses since our inception, and expect our losses to continue;

•	that if we are unable to commercialize Fuzeon, our lead drug candidate, our business will be materially harmed;

•	that our drugs may not achieve market acceptance;

•	that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that if sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•	that even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities;

•	that we may not receive all necessary regulatory approvals for Fuzeon or our other drug candidates or approvals may be delayed;

•	that we are dependent on the successful outcome of clinical trials for our drug candidates;

•	that obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to achieve profitability;

•	that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•	that failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete;

•	that if we cannot maintain commercial manufacturing agreements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that if Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates;

•	that HIV is likely to develop resistance to Fuzeon and our other our drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•	that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•	that we depend on patents and proprietary rights, which may offer only limited protection against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation;

•	that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage;

•	that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock;

•	that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer;

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates; and

•	that our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

Many of these factors are beyond our control and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Form 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the “ Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2002. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

Critical Accounting Policies

We believe the following accounting policies are the most critical to our financial statements. We believe they are important to the presentation of our financial condition, and require the highest degree of management judgment to make the estimates necessary to ensure their fair presentation.

Revenue Recognition Under Staff Accounting Bulletin No. 101

Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Further, SAB No. 101 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB No. 101.

Milestone Revenue

SAB No. 101 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The primary estimates we make in connection with the application of this policy is the length of the period of the research and development under our collaboration agreement with Roche, and the estimated commercial life of Fuzeon. In the event our judgment of the length of these terms changes, the milestone revenue to be recognized under our collaboration with Roche would change prospectively in accordance with APB No. 20, “Accounting Changes.” If either term is expected to be longer, the amount of revenue recognized would be less per quarter than currently being recognized. If either term is expected to be shorter, the amount of revenue recognized would be more per quarter than currently being recognized.

During the fourth quarter of 2002, we increased our estimate of the length of this development term based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. Our current expectations for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. Any future change in our judgment of the length of this research and development term will result in a prospective change in the milestone revenue to be recognized under our collaboration with Roche. Any future research and development milestone payments received from Roche under our collaboration agreement will be amortized from the date the milestone is achieved to the end of the remaining research and development term. We recorded a $8 million milestone in March 2003 and a $5 million milestone in May 2003. These milestones will be amortized on a straight line basis from the date recorded to mid 2007. We also recorded a $2.5 million milestone related to Fuzeon manufacturing in June 2003 that will be amortized on a straight line basis from the date recorded through the end of the current patent life of Fuzeon, which is our current estimate of the commercial life of Fuzeon.

Royalty Revenue

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon outside the United States and Canada. These royalties are recognized in the quarter the sales occur based on reports received from Roche. Royalties of $87,000 were recognized as revenue during the three and six months ended June 30, 2003.

Collaboration Income (Loss)

Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. Collaboration income (loss) represents our 50% share of total gross sales of Fuzeon in the United States and Canada, less any discounts or rebates, less cost of goods sold, less sales and marketing expenses. Product sales of Fuzeon began in the United States on March 27, 2003. During the six months ended June 30, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in a net loss from the sale of Fuzeon. Roche has entered into a one-year exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. Roche prepares its estimates for sales returns and allowances, discounts and rebates quarterly based primarily on their historical experience with other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances, on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At June 30, 2003, we estimated the future volatility at 40% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in July 2003. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At June 30, 2003, there were options to purchase approximately 20,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

Call Transaction Accounting

In July 2000, September 2001 and April 2002, we entered into derivative transactions with a financial institution that could have been settled by selling shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received proceeds from the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19. An extensive list of requirements, including the ability to settle the transaction by issuing stock, is required by EITF Issue No. 00-19 in order to allow accounting for proceeds received as an increase to additional paid-in capital. The contracts for our derivative transactions met the detailed requirements in EITF Issue No. 00-19. Proceeds of $2.8 million, $344,000 and $388,000 were received and credited to additional paid-in-capital in the years ended December 31, 2000, 2001 and 2002, respectively. In the event these contracts did not meet the requirements in EITF Issue No. 00-19, these transactions would be accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires derivatives to be recorded on the balance sheet at fair value and would require the carrying value of these call options to be adjusted at the end of each reporting period until their expiration or exercise. All outstanding derivative transactions have expired unexercised.

OVERVIEW

We began our operations in January 1993 and, prior to April 1, 2003, we were a development stage company to recognize the fact that we were devoting substantially all of our efforts to establishing a new business. Principal operations commenced with the commercial launch of Fuzeon on March 27, 2003, and significant revenue was generated from the sale of Fuzeon during the three months ended June 30, 2003. As a result, beginning on April 1, 2003, the Company no longer prepares its financial statements in accordance with SFAS No. 7. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

•	the development, patenting, preclinical testing and clinical trials of our drug candidates, Fuzeon and T-1249,

•	the development of a manufacturing process for Fuzeon and T-1249,

•	production of drug material for future clinical trials of Fuzeon and T-1249,

•	preparation of materials for regulatory filings for Fuzeon,

•	pre-marketing, marketing and sales activities for the launch of Fuzeon, and

•	research and development and preclinical testing of other potential product candidates.

We have lost money since inception and, as of June 30, 2003, had an accumulated deficit of approximately $298.6 million. Prior to March 27, 2003, we had only received revenue from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and milestone payments from Roche. On March 27, 2003, we began the commercial sale of Fuzeon, our first commercial product and generated revenue during the three months ended June 30, 2003.

Under our collaboration agreement with Roche, we will share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. Sales and marketing expenses in the United States and Canada exceeded the gross margin from the sale of Fuzeon in these countries during the three and six months ended June 30, 2003, and we expect this to be the case for the year ending December 31, 2003, resulting in negative cash flow from the sale of Fuzeon in these countries in 2003. During 2003, we expect our share of this negative cash flow to exceed any royalties from the sale of Fuzeon outside these countries. As a result, we expect to have negative cash flow from the sale of Fuzeon worldwide during 2003.

Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur substantial losses for the foreseeable future and expect losses to increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

•	the status of our research and development activities,

•	the timing of expenditures for sales and marketing activities undertaken for the commercialization of Fuzeon,

•	product candidate discovery and development efforts, including preclinical testing and clinical trials,

•	the timing of regulatory actions, including the potential full approval of Fuzeon by the FDA,

•	the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

•	our ability to work with Roche to manufacture, develop, sell, market and distribute Fuzeon and T-1249,

•	technological and other changes in the competitive landscape,

•	changes in our existing or future research and development relationships and strategic alliances,

•	development of any future research and development relationships or strategic alliances,

•	evaluation of the commercial viability of potential product candidates, and

•	other factors, many of which are outside of our control.

As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or Roche’s ability to successfully develop, obtain, and maintain regulatory approval for Fuzeon, T-1249 or other drug candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never achieve profitable operations.

Clinical Development

The following discussion highlights certain aspects of our on-going and planned clinical development programs, including data presented during the six months ended June, 2003. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003 for a summary of previous clinical data presented on Fuzeon. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

Fuzeon, T-20 or enfuvirtide

Fuzeon is our first-generation HIV fusion inhibitor. The FDA has approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy. Anti-HIV drugs are referred to as antiretroviral agents. The standard approach to treating HIV infection has been to lower viral loads by using drugs other than fusion inhibitors that inhibit one of two of the viral enzymes that are necessary for the virus to replicate: reverse transcriptase and protease. There are currently three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, and protease inhibitors, or PIs. We refer to NRTIs and NNRTIs collectively as RTIs. There are ten FDA-approved RTIs and seven FDA-approved PIs. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and commercial sales of Fuzeon began on March 27, 2003. Roche received accelerated FDA approval of Fuzeon based on 24-week clinical data from two Phase III pivotal trials for Fuzeon. We refer to these clinical trials as TORO-1, which was conducted in North America and Brazil, and TORO-2, which was conducted in Western Europe and Australia. In these clinical trials, all patients received an individually optimized background regimen of three to five anti-HIV drugs other than Fuzeon. In the control group, patients received only the optimized background regimen. In the Fuzeon treatment group, patients received the optimized background regimen in combination with twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. The background regimen was optimized based on the patient’s treatment history and the genotype and phenotype of the patient’s virus. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. In both TORO-1 and TORO-2, the primary endpoint for the clinical trials, which is the incremental reduction of viral load achieved in the Fuzeon group versus the control group, was met with statistical significance. Viral load refers to the amount of HIV virus particles, as measured by the presence of HIV ribonucleic acid, or RNA, found in the blood of an HIV-infected person at a given time. We measure viral load in terms of copies of HIV RNA per milliliter of blood. Additionally, the interim analysis of TORO-1 and TORO-2 showed that important secondary endpoints were also met with statistical significance. Roche intends to seek full approval in the United States based on a full analysis of 48-week clinical data from TORO-1 and TORO-2 later this year. There are no results from studies of Fuzeon in patients who have not previously received anti-HIV drugs. There are no results from controlled trials evaluating the effect of Fuzeon on the clinical progression of HIV.

Roche also filed an application for European marketing approval on September 19, 2002. Roche received approval from the European Medicines Evaluation Agency for use in the European Union on May 27, 2003. Roche will manufacture the bulk drug substance of Fuzeon. Currently, we anticipate Roche will be able to manufacture sufficient drug supply for up to 18,000 patients worldwide to be receiving Fuzeon by the end of 2003, including up to 12,000 in the United States, after taking into account the establishment of a six-month “safety stock” for all patients receiving Fuzeon. Roche is working continually to maximize the manufacturing capabilities of its facilities. Roche recently announced plans to expand the capacity of its Boulder, Colorado manufacturing facility from its current capacity of 3.2 to 3. 8 metric tons to approximately 6 metric tons.

Ongoing Fuzeon Clinical Trials

Topline 48-week Phase III Data

In April 2003, we presented combined final topline 48-week efficacy and preliminary safety data from TORO-1 and TORO-2. These results showed that responses seen at 24 weeks were maintained at 48 weeks in most patients receiving FUZEON in combination with other anti-HIV drugs.

At baseline, patients in the pivotal Phase III studies, TORO-1 and TORO-2, had a median viral load level of more than 5.0 log10 copies per milliliter and extensive prior exposure to multiple anti-HIV drugs. At 48 weeks, a combined analysis of patients in the Fuzeon group achieved a mean reduction in viral load of 1.48 log10 copies per milliliter compared to a mean reduction of 0.63 log10 copies per milliliter for those in the control group, a difference of 0.85 log10 copies per milliliter. The increase from baseline in CD4 cells was 91 cells per cubic millimeter for patients in the Fuzeon group compared to 45 cells per cubic millimeter in patients in the control group. CD4 cells are a critical component of the human immune system and are often killed by HIV. An increase in CD4 cell count is indicative of immune system restoration and is important in reducing the likelihood of opportunistic infection. We measure CD4 cell counts in numbers of CD4 cells per cubic millimeter of blood. The percentage of patients achieving a reduction in viral load to below 400 copies per milliliter was 30.4% for the Fuzeon group compared to 12.0% for the control group. All data described were statistically significant. Stated otherwise, the statistical measures, p-values, for all the data shown were less than 0.0001. Reduction of viral load below this level is believed to correlate with long-term durability of response to anti-HIV drug therapy. Overall study discontinuation rates were similar on the two groups, 26.5% for the Fuzeon group compared to 28.7% for the control group. Safety analyses for 48 weeks are ongoing. Local injection site reactions were the most frequently reported adverse event associated with the use of Fuzeon. 4.4% of patients treated with Fuzeon discontinued treatment due to injection site reactions.

More Detailed 24-week Combined TORO-1 and TORO-2 Data

In July 2003, we presented additional analysis of the combined 24-week data from TORO-1 and TORO-2. A summary of this data follows.

The data derived from a detailed sub-analysis of the combined TORO-1 and TORO-2 studies show that in patients with less advanced disease, defined as a CD4 cell count of greater than 100 cells per cubic millimeter, and less treatment experience, defined as experience with six to 10 prior anti-HIV drugs, 68% of patients in the Fuzeon group achieved levels of viral load of less than 400 copies per milliliter at 24 weeks, compared to 39% of patients in the control group. In patients with the most advanced disease, defined as a CD4 cell count less than 100 cells per cubic millimeter and treatment experience, defined as experience with more than 10 prior anti-HIV drugs, 23% in the Fuzeon group were still able to achieve viral loads of less than 400 copies per milliliter at 24 weeks, compared to 5% for patients in the control group. These results were statistically significant.

The superiority of the Fuzeon group versus the control group at 24 weeks was observed across all patient subgroups, categorized by the number of active drugs in the background regimen. Further analysis also demonstrated that in the Fuzeon group, 35% of patients receiving one active drug in their background regimen achieved a reduction of viral load to below 400 copies per milliliter, a proportion similar to or greater than that of patients in the control group receiving three, four or five active drugs. Those percentages were 38%, 26% and 20%, respectively. A separate analysis shows that almost all patients who achieved viral load of less than 400 copies per milliliter at 24 weeks maintained this response at 48 weeks, confirming the durability of Fuzeon-based regimens in treatment-experienced patients.

More Detailed 48-week Combined TORO-1 and TORO-2 Data

At 48 weeks, patients in the Fuzeon group were more than twice as likely to achieve viral loads less than 400 copies per milliliter compared to patients in the control group, 30% of patients in the Fuzeon group compared to 12% in the control group. This parallels the 24-week results, where 33% of patients in the Fuzeon group and 15% of patients in the control group, respectively, had viral loads less than 400 copies per milliliter. These results were statistically significant.

The Fuzeon group also received an increase in the number of CD4 cells of 91 cells per cubic millimeter at 48 weeks compared to an increase of 45 cells per cubic millimeter in the control group, a 100% greater increase for the Fuzeon group compared to the control group. This was an improvement in immune status compared to 24 weeks, when patients in the group received an increase of 71 cells per cubic millimeter, compared to 35 cells per cubic millimeter in the control group. The differences between the Fuzeon group and the control group were statistically significant.

In addition, the average time to virological failure was three times longer for patients in the Fuzeon group than for those in the control group, 32 weeks for the Fuzeon group compared to 11 weeks for the control group. Virological failure refers to the inability of an anti-HIV drug regimen to reduce or suppress HIV in accordance with broadly accepted, pre-defined measures. These results were statistically significant.

The superiority of the Fuzeon group compared to the control group at 48 weeks was observed across all patient subgroups, categorized by the number of active drugs in the background regimen. Among patients whose virus was sensitive to one drug in the background regimen, 29% of patients in the Fuzeon group achieved viral loads less than 400 copies per milliliter, compared to 7% in the control group. 38% of patients who had at least two active agents in their background regimen achieved viral loads less than 400 copies per milliliter in the Fuzeon group at 48 weeks compared to 18% in the control group. All of these results were statistically significant.

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

Safety Data at 48 Weeks

A 48-week topline safety analysis was also recently completed. 99% of patients in the Fuzeon group experienced at least one injection site reaction. Manifestations of injection site reactions may include pain and discomfort, hardness, rash, nodules and cysts, itchiness, and bruising. Aside from injection site reactions, the incidence of the three most common adverse events was less frequent in the Fuzeon group compared to control group: 38 patients experienced diarrhea per 100 years of patient exposure in the Fuzeon group compared to 73 per 100 years of patient exposure in the control group, 27 patients experienced nausea per 100 years of patient exposure in the Fuzeon group compared to 50 per 100 years of patient exposure in the control group, and 24 patients experienced fatigue per 100 years of patient exposure in the Fuzeon group compared to 38 per 100 years of patient exposure in the control group. All of these measures were adjusted for length of patient exposure. Further safety analyses at 48 weeks are ongoing.

Manufacturing

The synthetic manufacture of peptides historically has been complex and expensive. This constraint has not limited the commercialization of most existing peptide therapeutics, which are administered in relatively small doses. Dosing levels of Fuzeon are relatively high compared to therapeutic peptides currently prescribed for other indications. We have developed a novel peptide manufacturing process, which we believe will allow us to produce Fuzeon on a large-scale and cost-efficient basis. Roche will manufacture bulk quantities of Fuzeon drug substance in its Boulder, Colorado facility. We have selected one of Roche’s manufacturing facilities and another third party to produce the finished drug product from such bulk drug substance.

The scale-up of production of Fuzeon bulk drug substance at Roche’s Boulder, Colorado facility was achieved during the second half of 2002. Not surprisingly, production yields were lower and cycle times were longer than projected in the initial batches. Simple process modifications were made during the scale-up process that brought the yields in subsequent batches to the projected target levels derived from pilot plant production. Once the target yields were achieved, we and Roche identified the final purification stage as the rate limiting step that resulted in longer than projected cycle times. Based on analysis of this stage, we and Roche believe that installation of a duplicate chromatography column will reduce the cycle time of the purification stage and allow us to meet or exceed our initial targeted cycle times for the bulk drug substance production process. This chromatography column has been installed and is currently undergoing qualification. We and Roche continue to work to improve the yields and cycle times of the current process. Roche recently announced plans to expand the capacity of its Boulder, Colorado manufacturing facility from its current capacity of 3.2 to 3.8 metric tons to approximately 6 metric tons.

Roche’s drug product manufacturing facility and the third-party drug product manufacturing facility have both successfully completed validation batches of Fuzeon drug product and are currently manufacturing drug product on commercial scale.

Our current expectations regarding available worldwide supply of Fuzeon, based on Roche’s Boulder, Colorado facility’s current capacity and current yield and cycle time targets assuming the successful qualification of the chromatography column that Roche recently installed at its Boulder, Colorado facility, are as follows:

2003. Short-term manufacturing estimates for Fuzeon are based on the current estimated ability to produce approximately 2.2 metric tons of Fuzeon in 2003—equivalent to up to 20,000 treatment packs (one treatment pack equals one month supply for one patient) per month by year end. This translates into supply for up to 18,000 patients worldwide by the end of 2003. Based on a planned allocation of approximately 65% of worldwide supply to the United States we expect there to be supply for up to 12,000 patients in the United States by the end of 2003. This number of patients is lower than would be calculated based upon the manufacturing output for the year due to the fact that approximately half a year “safety supply” is allocated to every patient to ensure continuity of drug supply. We believe that a half-year safety supply is prudent given our early stage of commercial production and the severity of the illness being treated; however, we plan to evaluate the safety supply requirements as we move forward.

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

Phase I/II – T1249-102

In February 2003, we announced interim data from study T1249-102. This study evaluated the antiviral activity and safety of T-1249 over a 10-day period in patients who had failed an individualized anti-HIV drug regimen that had previously included Fuzeon. Eligible patients were participating in Phase II or Phase III studies of Fuzeon and were experiencing evidence of viral replication while on this drug regimen. Patients in this study discontinued Fuzeon and added T-1249 to the unchanged background regimen of anti-HIV drugs. A total of 53 patients received T-1249 in this trial; the data presented are based on a planned interim analysis of the first 25 patients in the study. The median viral load decline from baseline viral load after ten days of treatment was 1.1 log10 copies per milliliter. There were no serious adverse events judged possibly to be related to T-1249 in the trial. We expect to present final data from this trial during 2003.

Future T-1249 Clinical Trials

We are currently planning our Phase II clinical program which will focus on the development of T-1249 for patients who have failed Fuzeon. Based on the results of T1249-102, this strategy may provide patients with the ability to take T-1249 in sequence after failing Fuzeon, therefore allowing patients to receive clinical benefit for a longer period on fusion inhibitor therapy. These trials will be in North America and Europe and will begin once the planning phase is completed, health authority input is received and the manufacturing process is developed sufficiently to support patients chronically receiving T-1249. We currently expect to initiate these clinical trials in 2004.

Results of Operations

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2003

MILESTONE REVENUE. Total milestone revenue of $326,000 and $750,000 for the three months ended June 30, 2002 and 2003, respectively, represents the amortization of milestone payments from Roche for milestones achieved under our collaboration agreement, recorded at the time the specific milestone was achieved. We recorded and are amortizing a $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, a $2.0 million milestone recorded in 2000, and milestones of $8.0 million, and $5.0 million recorded in 2003, over the expected research and development period of our collaboration with Roche in accordance with SAB No. 101. We recorded a $2.5 million milestone related to manufacturing in 2003 that we are amortizing over the expected commercial life of Fuzeon. Under SAB No. 101, $4.2 million was reported as the cumulative effect of a change in accounting principle at January 1, 2000 to be amortized into revenue over future years. During the fourth quarter of 2002, we increased our estimate of the length of this development period based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20. The change in our estimate of the development term resulted in less revenue recognized for milestones received prior to 2003 in the three months ended June 30, 2003 than in the three months ended June 30, 2002.

ROYALTY REVENUE Total royalty revenue was $0 and $87,000 for the three months ended June 30, 2002 and 2003, respectively. Royalty revenue represents the royalty payment earned from Roche based on total net sales outside the United States and Canada. Total net sales outside the United States and Canada for the quarter ending June 30, 2003 were $870,000.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $12.1 million and $10.9 million for the three months ended June 30, 2002 and 2003, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until June 30, 2003 for Fuzeon and T-1249.

Non-cash compensation expenses were $149,000 and $203,000 for the three months ended June 30, 2002 and 2003, respectively. The increase in expense resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was greater at June 30, 2003 than at March 30, 2003 and greater at June 30, 2002 than at March 30, 2002 primarily because of the larger increase in the market price of our stock from March 31, 2003 to June 30, 2003 compared to the increase from March 31, 2002 to June 30, 2002. The closing market price per share of our stock was $41.14 and $45.62 on March 31, 2003 and June 30, 2003, respectively. The closing market price per share of our stock was $43.20 and $44.39 on March 31, 2002 and June 30, 2002, respectively. This increase was offset by a decrease due to the fact that during the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Total other research and development expenses, which are total research and development expenses net of non-cash compensation charges, decreased from $11.9 million during the three months ended June 30, 2002 to $10.7 million during the three months ended June 30, 2003 primarily because during 2003 we incurred less expense than in 2002 for:

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000, and the data accumulation and compilation process for clinical data from these trials, and

•	our Phase II clinical trials for Fuzeon which were substantially completed in 2002.

This decrease in expenses was partially offset by increases in expenses during the three months ended June 30, 2003 because we increased the number of our personnel to support our clinical trial and research activities and incurred costs in connection with a potential building project.

Total research personnel were 84 and 89 at June 30, 2002 and 2003, respectively. We expect research and development expenses, net of reimbursements for Fuzeon and T-1249 development costs from Roche, to increase in the future due to:

•	continuation of Phase III clinical trials for Fuzeon,

•	preparation of additional materials and submissions for the Fuzeon New Drug Application, or NDA, to the FDA in support of full approval for Fuzeon,

•	expanded clinical trials for Fuzeon, T-1249 and other product candidates,

•	the manufacture of drug material for these trials,

•	increased preclinical research and testing of potential product candidates, and

•	increased number of personnel to support these activities.

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $5.4 million and $2.6 million for the three months ended June 30, 2002 and 2003, respectively. Total general and administrative expenses include gross general and administration expenses less Roche’s share of pre-marketing expenses for Fuzeon.

Marketing expense during 2002 included expenses incurred for pre-launch activities related to Fuzeon and consisted primarily of expenses for market research and presentation of data on our Fuzeon Phase III trials at various scientific meetings. During the three months ended June 30, 2003 sales and marketing expenses related to Fuzeon are included in Collaboration loss because we launched Fuzeon on March 27, 2003.

Other general and administrative expense increased from $2.0 million for the three months ended June 30, 2002 to $2.4 million for the three months ended June 30, 2003 because during 2003 we:

•	incurred increased premiums for directors and officers’ insurance,

•	incurred additional professional fees due to new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002, offset by a decrease in professional fees related to a legal dispute with a former consultant that was settled in 2002, and

•	increased administrative personnel from 34 at June 30, 2002 to 42 at June 30, 2003.

Non-cash compensation expense decreased from $415,000 for the three months ended June 30, 2002 to $233,000 for the three months ended June 30, 2003 primarily due to the fact that several option grants to employees accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” became fully vested during 2003, resulting in less deferred compensation expense amortization for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. We expect other general and administrative expenses to increase in the future to support expansion of product development activities and to meet new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002, related regulations issued by the SEC and new Nasdaq listing standards.

COLLABORATION LOSS. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Collaboration loss is calculated as follows. Total gross sales of Fuzeon in the United States and Canada are reduced by any discounts or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. Our 50% share of the operating income or loss is reported as collaboration income or loss. Product sales of Fuzeon began in the United States on March 27, 2003. Total net sales of Fuzeon were $4.3 million during the three months ended June 30, 2003. During the quarter ended June 30, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the sale of Fuzeon in the United States of $5.8 million. We expect sales and marketing expenses to exceed gross margin from the sale of Fuzeon for 2003 resulting in a net collaboration loss from the sale of Fuzeon for the year. Roche has entered into an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

At June 30, 2003, we believe there were approximately 2,250 patients receiving Fuzeon therapy in the United States.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $485,000 and $403,000 for the three months ended June 30, 2002 and 2003, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the three months ended June 30, 2003 compared to the three months ended June 30, 2002, net of increased average investment balances during the three months ended June 30, 2003 compared to the three months ended June 30, 2002. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2003

MILESTONE REVENUE. Total milestone revenue of $652,000 and $986,000 for the six months ended June 30, 2002 and 2003, respectively, represents the amortization of milestone payments from Roche for milestones achieved under our collaboration agreement, recorded at the time the specific milestone was achieved. We recorded and are amortizing a $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, a $2.0 million milestone recorded in 2000, and milestones of $8.0 million, and $5.0 million recorded in 2003, over the expected research and development period of our collaboration with Roche in accordance with SAB No. 101. We recorded a $2.5 million milestone related to manufacturing in 2003 that we are amortizing over the expected commercial life of Fuzeon. Under SAB No. 101, $4.2 million was reported as the cumulative effect of a change in accounting principle at January 1, 2000 to be amortized into revenue over future years. During the fourth quarter of 2002, we increased our estimate of the length of this development period based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20. The change in our estimate of the development term resulted in less revenue recognized for milestones received prior to 2003 in the six months ended June 30, 2003 than in the six months ended June 30, 2002.

ROYALTY REVENUE Total royalty revenue was $0 and $87,000 for the six months ended June 30, 2002 and 2003, respectively. Royalty revenue represents the royalty payment earned from Roche based on total net sales outside the United States and Canada. Total net sales outside the United States and Canada for the six months ending June 30, 2003 were $870,000.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $26.8 million and $20.5 million for the six months ended June 30, 2002 and 2003, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, we shared equally with Roche the development costs incurred during the period from July 1, 1999 until June 30, 2003 for Fuzeon and T-1249.

Non-cash compensation expenses were $128,000 and $143,000 for the six months ended June 30, 2002 and 2003, respectively. The increase in expense resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was greater at June 30, 2003 than at December 31, 2002 and greater at June 30, 2002 than at December 31, 2001 primarily because of the increase in the market price of our stock from December 31, 2002 to June 30, 2003 compared to the slight decrease from December 31, 2001 to June 30, 2002. The closing market price per share of our stock was $43.17 and $45.62 on December 31, 2002 and June 30, 2003, respectively. The closing market price per share of our stock was $44.97 and $44.39 on December 31, 2001 and June 30, 2002, respectively. This increase in 2003 was offset by a decrease due to the fact that during the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Total other research and development expenses, which are total research and development expenses net of non-cash compensation charges, decreased from $26.7 million during the six months ended June 30, 2002 to $20.4 million during the six months ended June 30, 2003 primarily because during 2003 we incurred less expense than in 2002 for:

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000, and the data accumulation and compilation process for clinical data from these trials,

•	the purchase of drug material for future clinical trials, and

•	our Phase II clinical trials for Fuzeon which were substantially completed in 2002.

This decrease in expenses was partially offset by increases in expenses during the six months ended June 30, 2003 because we increased the number of our personnel to support our clinical trial and research activities and incurred costs related to a potential building project.

Total research personnel were 84 and 89 at June 30, 2002 and 2003, respectively. We expect research and development expenses, net of reimbursements for Fuzeon and T-1249 development costs from Roche, to increase in the future due to:

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

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $9.2 million and $5.2 million for the six months ended June 30, 2002 and 2003, respectively. Total general and administrative expenses include gross general and administration expenses less Roche’s share of pre-marketing expenses for Fuzeon.

Marketing expense during 2002 included expenses incurred for pre-launch activities related to Fuzeon and consisted primarily of expenses for market research and presentation of data on our Fuzeon Phase III trials at various scientific meetings. During 2003, sales and marketing expenses related to Fuzeon are included in collaboration loss because we launched Fuzeon on March 27, 2003.

Other general and administrative expense increased from $3.9 million for the six months ended June 30, 2002 to $4.6 million for the six months ended June 30, 2003 because during 2003 we:

•	incurred increased premiums for directors and officers’ insurance,

•	incurred additional professional fees due to new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002, offset by a decrease in professional fees related to a legal dispute with a former consultant that was settled in 2002, and

•	increased administrative personnel from 34 at June 30, 2002 to 42 at June 30, 2003.

Non-cash compensation expense decreased from $818,000 for the six months ended June 30, 2002 to $645,000 for the six months ended June 30, 2003 primarily due to the fact that several option grants to employees accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” became fully vested during 2003, resulting in less deferred compensation expense amortization for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. We expect other general and administrative expenses to increase in the future to support expansion of product development activities and to meet new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002, related regulations issued by the SEC and new Nasdaq listing standards.

COLLABORATION LOSS. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Collaboration loss is calculated as follows. Total gross sales of Fuzeon in the United States and Canada are reduced by any discounts or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. Our 50% share of the operating income or loss is reported as collaboration income or loss. Product sales of Fuzeon began in the United States on March 27, 2003. Total net sales of Fuzeon were $4.3 million during the six months ended June 30, 2003. During the six months ended June 30, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the sale of Fuzeon in the United States of $10.2 million. We expect sales and marketing expenses to exceed gross margin from the sale of Fuzeon for 2003 resulting in a net collaboration loss from the sale of Fuzeon for the year. Roche has entered into an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $989,000 and $894,000 for the six months ended June 30, 2002 and 2003, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the six months ended June 30, 2003 compared to the six months ended June 30, 2002, net of increased average investment balances during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. Net cash used by operating activities was $28.3 million and $27.2 million for the six months ended June 30, 2002 and 2003, respectively. The cash used by operating activities during the six months ended June 30, 2003 was used primarily to fund research and development relating to Fuzeon, T-1249, and other product candidates, and decreased for the six months ended June 30, 2003 over the same period in 2002 because of the timing of our quarterly payment to Roche, milestone payments received from Roche and reduced research and development expenses for the development of Fuzeon. Cash used by investing activities was $15.0 million for the six months ended June 30, 2002. Cash provided by investing activities was $18.1 million for the six months ended June 30, 2003. The amount used for the six months ended June 30, 2002 resulted primarily from the net purchase of short-term investments, using the proceeds from our private placement of common stock in January 2002. The amount provided for the six months ended June 30, 2003 resulted primarily from the sale of short-term investments to fund our operating activities. Cash provided by financing activities was $41.8 million and $1.8 million for the six months ended June 30, 2002 and 2003, respectively. Cash provided by financing activities for the six months ended June 30, 2002 was primarily the proceeds of our private placement of common stock in January 2002. Cash provided by financing activities for the six months ended June 30, 2003 resulted primarily from proceeds from the exercise of stock options.

As of June 30, 2003, we had $123.0 million in cash and cash equivalents and short-term-investments, compared to $149.2 million as of December 31, 2002. The decrease is primarily a result of cash used by operating activities for the six months ended June 30, 2003.

In July 2000, September 2001 and April 2002, we entered into derivative transactions with a financial institution, which are described below under “Off-Balance Sheet Arrangements.” Proceeds of $2.8 million, $344,000 and $388,000 were received and credited to additional paid-in-capital in December 31, 2000, 2001 and 2002, respectively, in accordance with EITF 00-19. All outstanding derivative transactions have expired unexercised. We may enter into similar transactions in the future, subject to market conditions.

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and T-1249 in the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidate and compound discovery and development efforts, including:

•	expenditures for clinical trials of Fuzeon, T-1249 and other product candidates,

•	preparation of additional materials and submissions for the Fuzeon NDA to the FDA in support of full approval for Fuzeon,

•	expenditures for sales and marketing activities undertaken for the commercialization of Fuzeon,

•	research and development and preclinical testing of other product candidates,

•	manufacture of drug material, and

•	the development of our proprietary technology platform.

Under our collaboration agreement with Roche, we will share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. We expect sales and marketing expenses in the United States and Canada to exceed the gross margin from the sale of Fuzeon in these countries during 2003, resulting in negative cash flow from the sale of Fuzeon in these countries in 2003. During 2003 we expect our share of this negative cash flow to exceed any royalties from the sale of Fuzeon outside these countries, should Roche receive Fuzeon regulatory approval in other countries. As a result, we expect to have negative cash flow from the sale of Fuzeon worldwide during 2003.

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license we are required to pay to the New York Blood Center a royalty equal to one-half of one percent of the net sales of Fuzeon up to $100 million, and one-quarter of one percent of net sales in excess of $100 million. There is no royalty payable with respect to T-1249. During the six months ended June 30, 2003, royalties of $26,000 were due to the New York Blood Center under this license.

As of June 30, 2003, we had commitments of approximately $5.8 million to purchase product candidate materials and fund various clinical studies over the next 18 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 in the United States and Canada. We also expect to have capital expenditures for furniture and equipment of approximately $1.5 million during 2003 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

Barring unforeseen developments, based on our current expectations regarding regulatory approval, manufacturing and commercialization of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for the next 24 months. However, any delay or negative action by regulatory agencies regarding approval for the marketing of Fuzeon, delay in manufacturing, or failure of Fuzeon to achieve anticipated market acceptance would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon and T-1249, our capital requirements would increase substantially beyond our current expectations.

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock or debt until such time, if ever, as we are able to generate significant funds from operations.

We may have difficulty raising additional funds by selling equity. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. The public capital markets in which shares of our common stock are traded have been extremely volatile. The current geo-political situations in Iraq, North Korea and other areas of the world have made it increasingly difficult for companies to raise additional capital by selling equity. The public equity markets for biotechnology companies were extremely volatile in 2002, and remain so in 2003. Drug candidates for several publicly-held biotechnology companies, including Isis Pharmaceuticals, Inc. SuperGen, Inc., Biomira, Inc., and Regeneron Pharmaceuticals, Inc. failed to meet primary clinical endpoints in clinical trials, resulting in significant reduction in the market price of their common stock. Therefore, even if we do achieve positive clinical or financial results that meet or exceed the expectations of securities analysts and investors, the state of the public equity markets in general and particularly the public equity market for biotechnology companies may prohibit us from raising funds in the equity markets on acceptable terms or at all. Even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the availability of funds from Roche under our collaboration agreement; the condition of public capital markets; the results of regulatory actions related to Fuzeon; the level of market acceptance of Fuzeon; the timing of expenditures for sales and marketing costs for the commercialization of Fuzeon; the progress and scope of our product development programs; the magnitude of these programs; the results of preclinical testing and clinical trials; the need for additional facilities based on the results of these clinical trials and other product development programs; changes in the focus and direction of our product development programs; the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights; competitive factors and technological advances; the cost, timing and outcome of regulatory reviews; changes in the requirements of the FDA; administrative and legal expenses; evaluation of the commercial viability of potential product candidates and compounds; the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions; and other factors, many of which are outside of our control.

The following table summarizes our material contractual commitments at June 30, 2003 for the remainder of 2003 and subsequent years (in thousands):

Contractual Obligation	2003	2004	2005	Total
Capital Leases	$324	$326	$—	$650
Operating Leases	589	677	519	1,785
Other contractual obligations*	5,378	470	—	5,848

Total	$6,291	$1,473	$519	$8,283

*	Includes contracts to purchase product candidate materials and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

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

In September 2001 and April 2002, we entered into derivative transactions with a financial institution that could have been settled by selling up to 307,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. Alternatively, we had the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. These contracts were expected to be settled by issuing shares of our stock in the event the options were exercised. Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expired in April 2003. We received approximately $344,000 and $388,000 in proceeds for the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with EITF 00-19. The financial institution advised us that it has engaged and may continue to engage in transactions, including the buying and selling of shares of our common stock, prior to expiration or exercise of these contracts, to offset its risks related to these transactions, which may or may not affect the market price of our stock. All outstanding derivative transactions have expired unexercised. We may enter into similar transactions in the future, subject to market conditions. We enter into these transactions as a potential method to raise capital and not to speculate on the future market price of our stock.

We have entered into a letter of intent that contemplates the construction of a building by a third party, that upon completion would be leased by us from the third party. During the three months ended June 30, 2003, additional effort on this project was suspended, and $925,000 of costs related to this project that the Company is responsible for under the letter of intent were charged to expense.

Trimeris 401 (k) Plan

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all qualified employees. Employees may elect a salary reduction from 1% to 75% as a contribution to the Plan, up to the annual Internal Revenue Service allowable contribution limit. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees’ contributions. Beginning in 1998, we matched 100% of an employee’s annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee’s contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At June 30, 2003, there were approximately 52,000 shares of our stock held by the Plan. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service. Employees may sell their vested shares at any time, subject to applicable laws and the requirements of our insider trading policy, and reinvest the proceeds in the other investment options available within the Plan.

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

Accounting and Other Matters

SFAS No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development and/or normal use of the assets. We also are required to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 had no impact on our financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in July 2002, and addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We believe that SFAS No. 146 will have no impact on our financial statements.

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables ( “EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and if separation is appropriate, how the consideration should be measured and allocated to the identified accounting units. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that adoption of EITF 00-21 will have a material impact on our financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123” was issued in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our financial statements.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except certain hedging relationships designated after June 30, 2003, as defined in SFAS No. 149. In addition, except as defined in SFAS No. 149, all provisions of SFAS No. 149 should be applied prospectively. We do not believe that adoption of SFAS No. 149 will have a material impact on our financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued in May 2003. SFAS No. 150 establishes standards for how we classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires us to classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not believe that adoption of SFAS No. 150 will have a material impact on our financial statements.

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

Risk Factors

Our business is subject to certain risks and uncertainties. Please read the “Risk Factors” and “Business” sections of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003, which highlight some of these risks. If any of these risks materialize, our business, financial condition and results of operations could be materially adversely affected.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at June 30, 2003. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in 12 months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(in thousands)
Cash equivalents—fixed rate	$111,071	1.23%
Short-term investments—fixed rate	10,577	1.75%
Overnight cash investments—fixed rate	1,308	0.70%

Total investment securities	$122,956	1.27%

In September 2001 and April 2002, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Transactions.” All outstanding call transactions have expired unexercised.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, with the participation of the Company’s management. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their required evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures provide us with a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in timely alerting them to material information to be included in our periodic SEC reports.

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

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Stockholders’ Meeting held on June 18,2003:

	FOR	AGAINST	WITHHELD OR NO-VOTE
Election of the following Directors:
Dani P. Bolognesi, Ph.D.	18,128,050	N/A	12,358
J. Richard Crout, M.D.	18,129,767	N/A	10,641

Appointment of KPMG LLP as independent accountants for the year ended December 31, 2003	18,128,296	8,921	3,191

Approval of a set of amendments to the Amended and Restated Stock Incentive Plan to increase the number of shares of common stock available for grant by 1,300,000 shares and limit the number of options or restricted shares that any individual can be granted under the plan within a calendar year to 500,000.	12,183,144	2,606,261	3,351,003

In addition, the terms of the following directors continued after the date of the meeting: Charles A. Sanders, M.D., Jeffrey M. Lipton, E. Gary Cook, Ph.D., and Kevin C. Tang.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

(b)	Reports on Form 8-K

We filed a report on Form 8-K on April 28, 2003 under Item 5 attaching a press release providing information on 48-week data from clinical trials of Fuzeon.

We furnished a report on Form 8-K on May 13, 2003 under Item 9 attaching a press release describing our financial results for the three months ended March 31, 2003.

We furnished a report on Form 8-K on May 16, 2003 under Item 9 attaching the transcript of our conference call held on May 13, 2003.

We filed a report on Form 8-K on May 28, 2003 under Item 5 attaching a press release announcing the approval of Fuzeon by the European Medicines Evaluation Agency.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc.
(Registrant)

August 12, 2003	By:	/s/ DANI P. BOLOGNESI
Dani P. Bolognesi
Chief Executive Officer,
and Chief Scientific Officer

August 12, 2003		/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

August 12, 2003		/s/ TIMOTHY J. CREECH
Timothy J. Creech
Vice President of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1	Third Amendment of Lease between University Place Properties, LLC and Trimeris, Inc. dated May 28, 2003.

31.1	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.