Form 10-Q
period 2003-09-30
TRIMERIS INC
filed 2003-11-12
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2003 was 21,528,450.

TRIMERIS, INC.

(A Development Stage Company)

FORM 10-Q

For the Nine Months Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,729	$105,255
Short-term investments	29,453	5,500
Accounts receivable	1	2
Prepaid expenses	1,130	357

Total current assets	150,313	111,114

Property, furniture and equipment, net	2,816	2,534

Other assets:
Patent costs, net	1,245	1,825
Equipment deposits	165	108

Total other assets	1,410	1,933

Total assets	$154,539	$115,581

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,492	$767
Accounts payable – Roche	15,249	10,902
Current installments of capital lease obligations	694	476
Accrued compensation	2,967	3,356
Deferred revenue – Roche	620	3,956
Accrued expenses	902	894

Total current liabilities	21,924	20,351
Obligations under capital leases, excluding current installments	321	—
Deferred revenue - Roche	2,167	12,357

Total liabilities	24,412	32,708

Commitments and contingencies
Stockholders’ equity:
Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2002 and June 30, 2003	—	—
Common stock at $.001 par value per share, 60,000 shares authorized, 21,366 and 21,525 shares issued and outstanding at December 31, 2002 and September 30, 2003	21	21
Additional paid-in capital	395,536	398,034
Accumulated deficit	(264,573)	(315,182)
Deferred compensation	(824)	(2)
Accumulated other comprehensive income (loss)	(33)	2

Total stockholders’ equity	130,127	82,873

Total liabilities and stockholders’ equity	$154,539	$115,581

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue:
Milestone revenue	$326	$989	$978	$1,975
Royalty revenue	—	234	—	321

Total revenue	326	1,223	978	2,296

Operating expenses:
Collaboration loss	—	5,231	—	15,446

Marketing expense	3,640	—	8,150	—

Research and development:
Non-cash compensation	98	(125)	226	18
Other research and development expense	12,232	10,850	38,916	31,227

Total research and development expense	12,330	10,725	39,142	31,245

General and administrative:
Non-cash compensation	414	122	1,232	767
Other general and administrative expense	2,502	2,088	6,398	6,655

Total general and administrative expense	2,916	2,210	7,630	7,422

Total operating expenses	18,886	18,166	54,922	54,113

Operating loss	(18,560)	(16,943)	(53,944)	(51,817)

Other income (expense):
Interest income	446	323	1,499	1,243
Interest expense	(24)	(9)	(88)	(35)

	422	314	1,411	1,208

Net loss	$(18,138)	$(16,629)	$(52,533)	$(50,609)

Basic and diluted net loss per share	$(0.97)	$(0.77)	$(2.82)	$(2.36)

Weighted average shares used in per share computations	18,776	21,513	18,602	21,436

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(52,533)	$(50,609)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,484	1,259
Other amortization	46	51
Amortization of deferred revenue – Roche	(978)	(1,975)
Non-cash compensation	1,458	785
Restricted stock donation	79	—
Patent costs expensed	551	—
Changes in operating assets and liabilities:
Accounts receivable	(3)	(1)
Prepaid expenses	(120)	773
Other assets	30	57
Accounts payable	(942)	(725)
Accounts payable – Roche	(3,874)	(4,347)
Accrued compensation	704	389
Accrued expenses	(17)	(8)
Deferred revenue – Roche	—	15,500

Net cash used by operating activities	(54,115)	(38,851)

Cash flows from investing activities:
Sales of short-term investments, net	18,853	23,988
Purchases of property and equipment	(854)	(977)
Patent costs	(303)	(631)

Net cash provided by investing activities	17,696	22,380

Cash flows from financing activities:
Principal payments under capital lease obligations	(709)	(539)
Proceeds from issuance of common stock	40,765	—
Proceeds from sale of options	388	—
Proceeds from exercise of stock options	931	2,167
Proceeds from employee stock purchase plan exercise	295	369

Net cash provided by financing activities	41,670	1,997

Net increase (decrease) in cash and cash equivalents	5,251	(14,474)
Cash and cash equivalents, beginning of period	22,288	119,729

Cash and cash equivalents, end of period	$27,539	$105,255

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

2. BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At September 30, 2002, there were 2,439,000 options to purchase common stock outstanding, 3,000 shares of unvested restricted stock outstanding, and 362,000 warrants to purchase common stock outstanding. At September 30, 2003, there were 2,645,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

Interest of approximately $88,000 and $35,000 was paid during the nine months ended September 30, 2002 and 2003, respectively. Unrealized gains on short-term investments totaled $35,000 during the nine month period ended September 30, 2003.

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

In September 2001 and April 2002, the Company entered into derivative transactions with a financial institution that could have been settled by selling up to a total of 307,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received approximately $344,000 and $388,000, respectively, in proceeds that were accounted for as an increase to additional paid-in capital in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Determination of Whether Share Settlement Is Within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Alternatively, the Company had the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company’s intent was to settle the contracts, if exercised, by issuing shares. All outstanding derivative transactions have expired unexercised.

Other changes in additional paid-in capital during the nine months ended September 30, 2003 was $38,000 debited to additional paid-in capital related to non-cash compensation expense. Other significant changes in additional paid-in capital during the nine months ended September 30, 2002 were $56,000 credited to additional paid-in capital related to non-cash compensation expense, $79,000 credited to additional paid-in capital related to a donation of restricted stock and $164,000 credited to additional paid-in capital related to a restricted stock grant.

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

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of September 30, 2003. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

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

Product sales of Fuzeon began in the United States on March 27, 2003. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts or rebates resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Total net sales of Fuzeon in the United States were $15.0 million during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company’s 50% share of operating loss from the sale of Fuzeon in the United States of $15.4 million. Roche has entered into an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States. This exclusive arrangement terminates on March 27, 2004, unless renewed. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

6. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-for-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($50,574,000) for the nine months ended September 30, 2003. Comprehensive income (loss) totaled ($52,670,000) for the nine months ended September 30, 2002. For the Company, other comprehensive income consists of unrealized gains or losses on securities available for sale.

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

SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had the Company determined compensation expense based on the fair value at the grant date for its stock-based plans under SFAS No. 123, the Company’s net loss and basic loss per share would have been increased to the pro forma amounts indicated below for the nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2003	2002	2003
Net loss:
As reported	$(18,138)	$(16,629)	$(52,533)	$(50,609)
Compensation cost recorded under APB Opinion No. 25	498	121	1,402	822
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(3,107)	(3,844)	(8,977)	(9,534)

Pro forma	$(20,747)	$(20,352)	$(60,108)	$(59,321)

Basic and diluted loss per share:
As reported	$(0.97)	$(0.77)	$(2.82)	$(2.36)
Pro forma	$(1.10)	$(0.95)	$(3.23)	$(2.77)

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2002	2003
Estimated dividend yield	0%	0%
Expected stock price volatility	65%	40%-50%
Risk-free interest rate	4%	2%
Expected life of options	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years

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

As of September 30, 2003, the Company had commitments of approximately $1.6 million to purchase product candidate materials and fund various clinical studies over the next 15 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement. Under this collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada.

The Company entered into a letter of intent that contemplates the construction of a building by a third party, that upon completion would be leased by the Company from the third party. During the three months ended June 30, 2003, additional effort on this project was suspended, and $925,000 of costs related to this project incurred prior to June 30, 2003, that the Company is responsible for under the letter of intent, were charged to expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003. These factors include, but are not limited to:

•	that we are a development stage company that has sustained losses since our inception, and expect our losses to continue;

•	that if we are unable to commercialize Fuzeon, our lead drug candidate, our business will be materially harmed;

•	that our drugs may not achieve market acceptance;

•	that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that if sufficient amounts of our drug candidates cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•	that even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities;

•	that we may not receive all necessary regulatory approvals for Fuzeon or our other drug candidates or approvals may be delayed;

•	that we are dependent on the successful outcome of clinical trials for our drug candidates;

•	that obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to achieve profitability;

•	that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•	that failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete;

•	that if we cannot maintain commercial manufacturing agreements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that if Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates;

•	that HIV is likely to develop resistance to Fuzeon and our other drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•	that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•	that we depend on patents and proprietary rights, which may offer only limited protection against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation;

•	that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage;

•	that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock;

•	that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer;

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates; and

•	that our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

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

Revenue Recognition Under Staff Accounting Bulletin No. 101

Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Further, SAB No. 101 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB No. 101.

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

Royalty Revenue

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon outside the United States and Canada. These royalties are recognized in the quarter the sales occur. Royalties of $234,000 and $321,000 were recognized as revenue during the three and nine months ended September 30, 2003, respectively.

Collaboration Income (Loss)

Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. Collaboration income (loss) represents our 50% share of total gross sales of Fuzeon in the United States and Canada, less any discounts or rebates, less cost of goods sold, less sales and marketing expenses. Product sales of Fuzeon began in the United States on March 27, 2003. During the nine months ended September 30, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in a net loss from the sale of Fuzeon. Roche has entered into an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States. This exclusive arrangement terminates on March 27, 2004, unless renewed. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At September 30, 2003, we estimated the future volatility at 50% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in October 2003. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At September 30, 2003, there were options to purchase approximately 20,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

We have lost money since inception and, as of September 30, 2003, had an accumulated deficit of approximately $315.2 million. Prior to March 27, 2003, we had only received revenue from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and milestone payments from Roche. On March 27, 2003, we began the commercial sale of Fuzeon, our first commercial product and generated revenue during the nine months ended September 30, 2003.

Under our collaboration agreement with Roche, we will share profits equally from the sale of Fuzeon in the United States and Canada and we will receive a royalty on the net sales of Fuzeon outside of these two countries. Sales and marketing expenses in the United States and Canada exceeded the gross margin from the sale of Fuzeon in these countries during the three and nine months ended September 30, 2003, and we expect this to be the case for the year ending December 31, 2003, resulting in negative cash flow from the sale of Fuzeon in these countries in 2003. During 2003, we expect our share of this negative cash flow to exceed any royalties from the sale of Fuzeon outside these countries. As a result, we expect to have negative cash flow from the sale of Fuzeon worldwide during 2003.

Development of current and future drug candidates will require significant additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur losses for the foreseeable future. These losses may increase as our research and development, preclinical testing, drug production, clinical trial and marketing efforts expand. These increases may be offset by our share of the gross margin from the sale of Fuzeon in the United States and Canada, and royalties on the sale of Fuzeon outside these countries. The amount and timing of our operating expenses will depend on many factors, including:

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

Clinical Development

The following discussion highlights certain aspects of our on-going and planned clinical development programs, including data presented during the nine months ended September 30, 2003. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC on March 27, 2003 for a summary of previous clinical data presented on Fuzeon. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

Fuzeon, T-20 or enfuvirtide

Fuzeon is our first-generation HIV fusion inhibitor, a new class of anti-HIV drugs. The FDA has approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy. Anti-HIV drugs are referred to as antiretroviral agents. The standard approach to treating HIV infection has been to lower viral loads by using a combination of drugs other than fusion inhibitors that inhibit one of two of the viral enzymes that are necessary for the virus to replicate: reverse transcriptase and protease. There are currently three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, and protease inhibitors, or PIs. We refer to NRTIs and NNRTIs collectively as RTIs. There are eleven FDA-approved RTIs and eight FDA-approved PIs. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and commercial sales of Fuzeon began on March 27, 2003. Roche received accelerated FDA approval of Fuzeon based on 24-week clinical data from two Phase III pivotal trials for Fuzeon. We refer to these clinical trials as TORO-1, which was conducted in North America and Brazil, and TORO-2, which was conducted in Western Europe and Australia. In these clinical trials, all patients received an individually optimized background regimen of three to five anti-HIV drugs other than Fuzeon. In the control group, patients received only the optimized background regimen. In the Fuzeon treatment group, patients received the optimized background regimen in combination with twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. The background regimen was optimized based on the patient’s treatment history and the genotype and phenotype of the patient’s virus. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. In both TORO-1 and TORO-2, the primary endpoint for the clinical trials, which is the incremental reduction of viral load achieved in the Fuzeon group versus the control group, was met with statistical significance. Viral load refers to the amount of HIV virus particles, as measured by the presence of HIV ribonucleic acid, or RNA, found in the blood of an HIV-infected person at a given time. We measure viral load in terms of copies of HIV RNA per milliliter of blood. Additionally, the interim analysis of TORO-1 and TORO-2 showed that important secondary endpoints were also met with statistical significance. Roche intends to seek full approval in the United States based on a full analysis of 48-week clinical data from TORO-1 and TORO-2 later this year. There are no results from studies of Fuzeon in patients who have not previously received anti-HIV drugs. There are no results from controlled trials evaluating the effect of Fuzeon on the clinical progression of HIV.

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

The Fuzeon group also received an increase in the number of CD4 cells of 91 cells per cubic millimeter at 48 weeks compared to an increase of 45 cells per cubic millimeter in the control group. This was an even greater improvement in immune status compared to 24 weeks, when patients in the group received an increase of 71 cells per cubic millimeter, compared to 35 cells per cubic millimeter in the control group. The differences between the Fuzeon group and the control group were statistically significant.

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

The superiority of the Fuzeon group compared to the control group at 48 weeks was observed across all patient subgroups, categorized by the number of active drugs in the background regimen. Among patients whose virus was sensitive to one drug in the background regimen, 29% of patients in the Fuzeon group achieved viral loads less than 400 copies per milliliter, compared to 7% in the control group. 39% of patients who had at least two active agents in their background regimen achieved viral loads less than 400 copies per milliliter in the Fuzeon group at 48 weeks compared to 15% in the control group. All of these results were statistically significant.

In September 2003, we presented additional analysis of the combined 48-week data from TORO-1 and TORO-2. Eighty percent of patients in the Fuzeon group that achieved a viral load of less that 400 copies at 24 weeks, maintained viral load levels of less than 400 copies at 48 weeks, compared to 70% achieving this response in the control group. Thirty-seven percent of patients in the Fuzeon group maintained a mean reduction in viral load of at least 1.0 log10 copies per milliliter, or 90%, at 48 weeks, compared to 17% achieving this reduction in the control group.

Future Fuzeon Clinical Trials

In the future, we expect to initiate additional Fuzeon clinical trials in the U.S. and internationally.

Safety Data at 24 Weeks

Fuzeon is self-administered as a twice-daily subcutaneous injection. Local injection site reactions were the most frequent adverse events associated with the use of Fuzeon. In Phase III clinical studies, 98% of patients at 24 weeks had at least one local injection site reaction. Manifestations of injection site reactions may include pain and discomfort, hardness, redness, nodules and cysts, itching, and bruising.

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

Safety Data at 48 Weeks

A 48-week topline safety analysis was also recently completed. 98% of patients in the Fuzeon group experienced at least one injection site reaction. Aside from injection site reactions, the incidence of the three most common adverse events was less frequent in the Fuzeon group compared to control group: 37 patients experienced diarrhea per 100 years of patient exposure in the Fuzeon group compared to 73 per 100 years of patient exposure in the control group, 26 patients experienced nausea per 100 years of patient exposure in the Fuzeon group compared to 51 per 100 years of patient exposure in the control group, and 25 patients experienced fatigue per 100 years of patient exposure in the Fuzeon group compared to 38 per 100 years of patient exposure in the control group. All of these measures were adjusted for length of patient exposure. Further safety analyses at 48 weeks are ongoing.

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

The scale-up of production of Fuzeon bulk drug substance at Roche’s Boulder, Colorado facility was achieved during the second half of 2002. Not surprisingly, production yields were lower and cycle times were longer than projected in the initial batches. Simple process modifications were made during the scale-up process that brought the yields in subsequent batches to the projected target levels derived from pilot plant production. Once the target yields were achieved, we and Roche identified the final purification stage as the rate limiting step that resulted in longer than projected cycle times. Based on analysis of this stage, we and Roche believed that installation of a duplicate chromatography column would reduce the cycle time of the purification stage and allow us to meet or exceed our initial targeted cycle times for the bulk drug substance production process. This chromatography column has been installed, has been qualified and is in production. We and Roche continue to work to improve the yields and cycle times of the current process. Roche recently announced plans to expand the capacity of its Boulder, Colorado manufacturing facility from its current capacity of 3.2 to 3.8 metric tons to approximately 6 metric tons.

Roche’s drug product manufacturing facility and the third-party drug product manufacturing facility have both successfully completed validation batches of Fuzeon drug product and are currently manufacturing drug product on commercial scale.

Our current expectations regarding available worldwide supply of Fuzeon, based on Roche’s Boulder, Colorado facility’s current capacity and current yield and cycle time targets, are as follows:

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

Phase I/II – T1249-102

In September 2003, we announced final data from study T1249-102. This study evaluated the antiviral activity and safety of T-1249 over a 10-day period in patients who had failed an individualized anti-HIV drug regimen that had previously included Fuzeon. Eligible patients were participating in Phase II or Phase III studies of Fuzeon and were experiencing evidence of viral replication while on this drug regimen. Patients in this study discontinued Fuzeon and added T-1249 to the unchanged background regimen of anti-HIV drugs. A total of 53 patients received T-1249 in this trial. The median viral load decline from baseline viral load after ten days of treatment was 1.26 log10 copies per milliliter. There were no serious adverse events judged possibly to be related to T-1249 in the trial. These data demonstrate that T-1249 retains short term antiviral activity in most patients who are failing an anti-HIV drug regimen containing Fuzeon.

Future T-1249 Clinical Trials

We are currently planning our Phase II clinical program which will focus on the development of T-1249 for patients who have experienced virological failure on Fuzeon. Based on the results of T1249-102, this strategy may provide patients with the ability to take T-1249 in sequence after experiencing virological failure on Fuzeon, therefore allowing patients to receive clinical benefit for a longer period on fusion inhibitor therapy. These trials will be in North America and Europe and will begin once the planning phase is completed, health authority input is received and the manufacturing process is developed sufficiently to support patients chronically receiving T-1249. We currently expect to initiate these clinical trials in 2004.

Results of Operations

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

MILESTONE REVENUE. Total milestone revenue of $326,000 and $989,000 for the three months ended September 30, 2002 and 2003, respectively, represents the amortization of milestone payments from Roche for milestones achieved under our collaboration agreement, recorded at the time the specific milestone was achieved. We recorded and are amortizing a $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, a $2.0 million milestone recorded in 2000, and milestones of $8.0 million, and $5.0 million recorded in 2003, over the expected research and development period of our collaboration with Roche in accordance with SAB No. 101. We recorded a $2.5 million milestone related to manufacturing in 2003 that we are amortizing over the expected commercial life of Fuzeon. Under SAB No. 101, $4.2 million was reported as the cumulative effect of a change in accounting principle at January 1, 2000 to be amortized into revenue over future years. During the fourth quarter of 2002, we increased our estimate of the length of this development period based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20. The change in our estimate of the development term resulted in less revenue recognized for milestones received prior to 2003 in the three months ended September 30, 2003 than in the three months ended September 30, 2002.

ROYALTY REVENUE Total royalty revenue was $0 and $234,000 for the three months ended September 30, 2002 and 2003, respectively. Royalty revenue represents the royalty payment earned from Roche based on total net sales outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. Total net sales outside the United States and Canada for the quarter ended September 30, 2003 were $2.4 million.

COLLABORATION LOSS. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Collaboration loss is calculated as follows. Total gross sales of Fuzeon in the United States and Canada are reduced by any discounts or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. Our 50% share of the operating income or loss is reported as collaboration income or loss. Product sales of Fuzeon began in the United States on March 27, 2003. Total net sales of Fuzeon were $10.7 million during the three months ended September 30, 2003. During the quarter ended September 30, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the sale of Fuzeon in the United States of $5.2 million. We expect sales and marketing expenses to exceed gross margin from the sale of Fuzeon for 2003 resulting in a net collaboration loss from the sale of Fuzeon for the year. Roche has entered into an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

At September 30, 2003, we believe there were approximately 4,350 patients receiving Fuzeon therapy in the United States. This number includes patients who are receiving reimbursement through the Fuzeon Patient Assistance Program, as well as patients receiving reimbursement from traditional HIV drug reimbursement channels. We believe the number of prescriptions received for new patients was relatively constant at around 500 per month during the three months ended September 30, 2003. The number of prescriptions received for new patients may not remain constant and may increase or decrease in the future. These new patient prescriptions include prescriptions for patients who eventually receive Fuzeon through reimbursement by traditional HIV drug reimbursement channels, patients who eventually receive Fuzeon through reimbursement by the Fuzeon Patient Assistance Program, and patients who never receive Fuzeon.

MARKETING EXPENSE. Marketing expense during 2002 included expenses incurred for pre-launch activities related to Fuzeon and consisted primarily of expenses for market research and presentation of data on our Fuzeon Phase III trials at various scientific meetings. During the three months ended September 30, 2003, sales and marketing expenses related to Fuzeon are included in collaboration loss because we launched Fuzeon on March 27, 2003.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $12.3 million and $10.7 million for the three months ended September 30, 2002 and 2003, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until September 30, 2003 for Fuzeon and T-1249.

Non-cash compensation expense was $98,000 in expense and $125,000 in expense reversal for the three months ended September 30, 2002 and 2003, respectively. The expense reversal resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was greater at June 30, 2003 than at September 30, 2003, primarily because of the decrease in the market price of our stock from June 30, 2003 to September 30, 2003. The closing market price per share of our stock was $45.62 and $25.07 on June 30, 2003 and September 30, 2003, respectively. The expense for the three months ended September 30, 2002 resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was greater at September 30, 2002 than at June 30, 2002, primarily because of the increase in the market price of our stock from June 30, 2002 to September 30, 2002. The closing market price per share of our stock was $44.39 and $44.65 on June 30, 2002 and September 30, 2002, respectively. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Total other research and development expenses, which are total research and development expenses net of non-cash compensation charges, decreased from $12.2 million during the three months ended September 30, 2002 to $10.9 million during the three months ended September 30, 2003 primarily because during 2003 we incurred less expense than in 2002 for:

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000, and the data accumulation and compilation process for clinical data from these trials,

•	production of drug material for Fuzeon clinical trials, and

•	our Phase II clinical trials for Fuzeon which were substantially completed in 2002.

This decrease in expenses was partially offset by increases in expenses during the three months ended September 30, 2003 for the production of drug material for future T-1249 clinical trials.

Total research personnel were 87 and 92 at September 30, 2002 and 2003, respectively. We expect research and development expenses, net of reimbursements for Fuzeon and T-1249 development costs from Roche, may increase in the future due to:

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

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $2.9 million and $2.2 million for the three months ended September 30, 2002 and 2003, respectively.

Non-cash compensation expense decreased from $414,000 for the three months ended September 30, 2002 to $122,000 for the three months ended September 30, 2003 primarily due to the fact that several option grants to employees accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” became fully vested during 2003, resulting in less deferred compensation expense amortization for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Other general and administrative expense decreased from $2.5 million for the three months ended September 30, 2002 to $2.1 million for the three months ended September 30, 2003 because during 2003 we did not incur professional fees related to a legal dispute with a former consultant that was settled in 2002. This decrease was partially offset by increased expenses in 2003 because we:

•	incurred increased premiums for directors and officers’ insurance, and

•	incurred additional professional fees due to new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002.

We expect other general and administrative expenses to increase in the future to support expansion of product development activities and to meet new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002, related regulations issued by the SEC and new Nasdaq listing standards.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $422,000 and $314,000 for the three months ended September 30, 2002 and 2003, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the three months ended September 30, 2003 compared to the three months ended September 30, 2002, net of increased average investment balances during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

MILESTONE REVENUE. Total milestone revenue of $978,000 and $2.0 million for the nine months ended September 30, 2002 and 2003, respectively, represents the amortization of milestone payments from Roche for milestones achieved under our collaboration agreement, recorded at the time the specific milestone was achieved. We recorded and are amortizing a $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, a $2.0 million milestone recorded in 2000, and milestones of $8.0 million, and $5.0 million recorded in 2003, over the expected research and development period of our collaboration with Roche in accordance with SAB No. 101. We recorded a $2.5 million milestone related to manufacturing in 2003 that we are amortizing over the expected commercial life of Fuzeon. Under SAB No. 101, $4.2 million was reported as the cumulative effect of a change in accounting principle at January 1, 2000 to be amortized into revenue over future years. During the fourth quarter of 2002, we increased our estimate of the length of this development period based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20. The change in our estimate of the development term resulted in less revenue recognized for milestones received prior to 2003 in the nine months ended September 30, 2003 than in the nine months ended September 30, 2002.

ROYALTY REVENUE Total royalty revenue was $0 and $321,000 for the nine months ended September 30, 2002 and 2003, respectively. Royalty revenue represents the royalty payment earned from Roche based on total net sales outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. Total net sales outside the United States and Canada for the nine months ending September 30, 2003 were $3.2 million.

COLLABORATION LOSS. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Collaboration loss is calculated as follows. Total gross sales of Fuzeon in the United States and Canada are reduced by any discounts or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. Our 50% share of the operating income or loss is reported as collaboration income or loss. Product sales of Fuzeon began in the United States on March 27, 2003. Total net sales of Fuzeon were $15 million during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the sale of Fuzeon in the United States of $15.4 million. We expect sales and marketing expenses to exceed gross margin from the sale of Fuzeon for 2003 resulting in a net collaboration loss from the sale of Fuzeon for the year. Roche has entered into an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

MARKETING EXPENSE. Marketing expense during 2002 included expenses incurred for pre-launch activities related to Fuzeon and consisted primarily of expenses for market research and presentation of data on our Fuzeon Phase III trials at various scientific meetings. During 2003, sales and marketing expenses related to Fuzeon are included in collaboration loss because we launched Fuzeon on March 27, 2003.

RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses were $39.1 million and $31.2 million for the nine months ended September 30, 2002 and 2003, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, we shared equally with Roche the development costs incurred during the period from July 1, 1999 until September 30, 2003 for Fuzeon and T-1249.

Non-cash compensation expenses were $226,000 and $18,000 for the nine months ended September 30, 2002 and 2003, respectively. The decrease in expense resulted primarily because of the decrease in the market price of our stock from December 31, 2002 to September 30, 2003, offset by the additional vesting of the outstanding options during that period, compared to the slight decrease in the market price of our stock from December 31, 2001 to September 30, 2002. The closing market price per share of our stock was $43.17 and $25.07 on December 31, 2002 and September 30, 2003, respectively. The closing market price per share of our stock was $44.97 and $44.65 on December 31, 2001 and September 30, 2002, respectively. During the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Total other research and development expenses, which are total research and development expenses net of non-cash compensation charges, decreased from $38.9 million during the nine months ended September 30, 2002 to $31.2 million during the nine months ended September 30, 2003 primarily because during 2003 we incurred less expense than in 2002 for:

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000, and the data accumulation and compilation process for clinical data from these trials,

•	preparation of materials for the submission of an NDA for Fuzeon to the FDA, which was completed on September 16, 2002,

•	the purchase of drug material for future clinical trials of Fuzeon, and

•	our Phase II clinical trials for Fuzeon which were substantially completed in 2002.

This decrease in expenses was partially offset by increases in expenses during the nine months ended September 30, 2003 because we:

•	increased the number of our personnel to support our clinical trial and research activities,

•	produced additional drug material for future T-1249 clinical trials, and

•	incurred costs related to a potential building project.

Total research personnel were 87 and 92 at September 30, 2002 and 2003, respectively. We expect research and development expenses, net of reimbursements for Fuzeon and T-1249 development costs from Roche, may increase in the future due to:

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

GENERAL AND ADMINISTRATIVE EXPENSES. Total general and administrative expenses were $7.6 million and $7.4 million for the nine months ended September 30, 2002 and 2003, respectively.

Non-cash compensation expense decreased from $1.2 million for the nine months ended September 30, 2002 to $767,000 for the nine months ended September 30, 2003 primarily due to the fact that several option grants to employees accounted for under

APB Opinion No. 25, “Accounting for Stock Issued to Employees,” became fully vested during 2003, resulting in less deferred compensation expense amortization for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Other general and administrative expense increased from $6.4 million for the nine months ended September 30, 2002 to $6.7 million for the nine months ended September 30, 2003 because during 2003 we:

•	incurred increased premiums for directors and officers’ insurance,

•	incurred additional professional fees due to new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002, offset by a decrease in professional fees related to a legal dispute with a former consultant that was settled in 2002, and

•	increased administrative personnel from 40 at September 30, 2002 to 42 at September 30, 2003.

We expect other general and administrative expenses to increase in the future to support expansion of product development activities and to meet new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002, related regulations issued by the SEC and new Nasdaq listing standards.

OTHER INCOME (EXPENSE). Other income (expense) consists of interest income and expense. Total other income was $1.4 million and $1.2 million for the nine months ended September 30, 2002 and 2003, respectively. The decrease was primarily due to lower interest income because of lower interest rates on our investment portfolio during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, net of increased average investment balances during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. We expect yields on our investment portfolio to remain at these levels for the foreseeable future based on the current short-term interest rate environment.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. Net cash used by operating activities was $54.1 million and $38.9 million for the nine months ended September 30, 2002 and 2003, respectively. The cash used by operating activities during the nine months ended September 30, 2003 was used primarily to fund research and development relating to Fuzeon, T-1249, and other product candidates, and decreased for the nine months ended September 30, 2003 over the same period in 2002 because of the timing of our quarterly payment to Roche, milestone payments received from Roche and reduced research and development expenses for the development of Fuzeon. Cash provided by investing activities was $17.7 million and $22.4 million for the nine months ended September 30, 2002 and 2003, respectively. The amount provided for the nine months ended September 30, 2002 and 2003 resulted primarily from the sale of short-term investments to fund our operating activities. Cash provided by financing activities was $41.7 million and $2.0 million for the nine months ended September 30, 2002 and 2003, respectively. Cash provided by financing activities for the nine months ended September 30, 2002 was primarily the proceeds of our private placement of common stock completed in January 2002. Cash provided by financing activities for the nine months ended September 30, 2003 resulted primarily from proceeds from the exercise of stock options.

As of September 30, 2003, we had $110.8 million in cash and cash equivalents and short-term-investments, compared to $149.2 million as of December 31, 2002. The decrease is primarily a result of cash used by operating activities for the nine months ended September 30, 2003.

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

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license we are required to pay to the New York Blood Center a royalty equal to one-half of one percent of the net sales of Fuzeon up to $100 million, and one-quarter of one percent of net sales in excess of $100 million. There is no royalty payable with respect to T-1249. Royalties under this license were $91,000 for the nine months ended September 30, 2003.

As of September 30, 2003, we had commitments of approximately $1.6 million to purchase product candidate materials and fund various clinical studies over the next 15 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 in the United States and Canada. We also expect to have capital expenditures for furniture and equipment of approximately $500,000 during the remainder of 2003 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

Barring unforeseen developments, based on our current expectations regarding regulatory approval, manufacturing and commercialization of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 12 months. However, any delay or negative action by regulatory agencies regarding approval for the marketing of Fuzeon, delay in manufacturing, failure of Fuzeon to achieve anticipated market acceptance, or addition of development programs would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon and T-1249, our capital requirements would increase substantially beyond our current expectations.

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock or debt until such time, if ever, as we are able to generate significant funds from operations.

We may have difficulty raising additional funds by selling equity. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. The market price per share of our stock has decreased from $45.62 on June 30, 2003 to $25.07 on September 30, 2003. Any sale of equity at this market price would be substantially more dilutive to current shareholders than prior to this decrease in the market price of our stock. The public capital markets in which shares of our common stock are traded have been extremely volatile. The current geo-political situations in Iraq, North Korea and other areas of the world have made it increasingly difficult for companies to raise additional capital by selling equity. The public equity markets for biotechnology companies were extremely volatile in 2002, and remain so in 2003. Drug candidates for several publicly-held biotechnology companies, including Isis Pharmaceuticals, Inc., SuperGen, Inc., Biomira, Inc., and Regeneron

Pharmaceuticals, Inc. failed to meet primary clinical endpoints in clinical trials, resulting in significant reduction in the market price of their common stock. Therefore, even if we do achieve positive clinical or financial results that meet or exceed the expectations of securities analysts and investors, the state of the public equity markets in general and particularly the public equity market for biotechnology companies may prohibit us from raising funds in the equity markets on acceptable terms or at all. Even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

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

The following table summarizes our material contractual commitments at September 30, 2003 for the remainder of 2003 and subsequent years (in thousands):

Contractual Obligation	2003	2004	2005	Total
Capital Leases	$161	$326	$—	$487
Operating Leases	270	1,105	519	1,894
Other contractual obligations*	1,124	448	—	1,572

Total	$1,555	$1,879	$519	$3,953

*	Includes contracts to purchase product candidate materials and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

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

Trimeris 401 (k) Plan

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all qualified employees. Employees may elect a salary reduction from 1% to 75% as a contribution to the Plan, up to the annual Internal Revenue Service allowable contribution limit. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees’ contributions. Beginning in 1998, we matched 100% of an employee’s annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee’s contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At September 30, 2003, there were approximately 51,000 shares of our stock held by the Plan. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service. Employees may sell their vested shares at any time, subject to applicable laws and the requirements of our insider trading policy, and reinvest the proceeds in the other investment options available within the Plan.

On October 17, 2003, Plan participants were notified of a change to the provider for our Plan that will be effective on December 1, 2003. As a result of this change, there will be a temporary suspension of trading, or blackout period, in plan assets, including Trimeris stock held in the Plan. This blackout period is currently expected to begin on November 21, 2003 and end on December 15, 2003. As required by the Sarbanes-Oxley Act of 2002, directors and officers of Trimeris will also be prohibited during this blackout period from executing transactions involving or relating to any shares of Trimeris stock acquired in connection with their service or employment as a director or officer of Trimeris.

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

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except certain hedging relationships designated after June 30, 2003, as defined in SFAS No. 149. In addition, except as defined in SFAS No. 149, all provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 had no impact on our financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued in May 2003. SFAS No. 150 establishes standards for how we classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires us to classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 had no impact on our financial statements.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at September 30, 2003. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in 12 months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(in thousands)
Cash equivalents—fixed rate	$104,306	1.13%
Short-term investments—fixed rate	5,500	1.56%
Overnight cash investments—fixed rate	949	0.43%

Total investment securities	$110,755	1.15%

In September 2001 and April 2002, we entered into a series of call transactions with respect to our common stock. These transactions are described in detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Transactions.” All outstanding call transactions have expired unexercised.

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

We filed a report on Form 8-K on July 15, 2003 under Item 5 attaching a press release providing information on additional analysis of 24-week and 48-week data from clinical trials of Fuzeon.

We furnished a report on Form 8-K on July 22, 2003 under Item 9 attaching a press release describing our financial results for the quarter ended June 30, 2003.

We furnished a report on Form 8-K on July 24, 2003 under Item 9 attaching the transcript of our conference call held on July 22, 2003.

We filed a report on Form 8-K on September 15, 2003 under Item 5 attaching a press release providing information on additional analysis of 48-week data from clinical trials of Fuzeon.

We filed a report on Form 8-K on September 26, 2003 under Item 5 attaching a press release providing information on the status of Fuzeon sales and launch plans.

We furnished a report on Form 8-K on September 29, 2003 under Item 9 attaching the transcript of our conference call held on September 25, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

November 12, 2003	By:	/s/ DANI P. BOLOGNESI
Dani P. Bolognesi Chief Executive Officer, and Chief Scientific Officer

November 12, 2003	/s/ ROBERT R. BONCZEK
Robert R. Bonczek Chief Financial Officer (Principal Financial Officer)

November 12, 2003	/s/ TIMOTHY J. CREECH
Timothy J. Creech Vice President of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.