Form 10-K
period 2003-12-31
TRIMERIS INC
filed 2004-03-12
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003 was approximately $711,199,000 (based on the last sale price of such stock as reported by the Nasdaq National Market System on June 30, 2003).

The number of shares of the registrant’s common stock outstanding as of March 11, 2004 was 21,589,443.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

TRIMERIS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

PART I

ITEM 1.    BUSINESS

Statements in this Annual Report on Form 10-K that are not historical fact are forward-looking statements. These forward-looking statements include statements regarding Trimeris, Inc.’s expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of this Annual Report on Form 10-K. Many of these factors are beyond our control, and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials and our previous financial results are not necessarily indicative of our future financial results. Please read the “Risk Factors” section in this Annual Report on Form 10-K for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

Overview

We are engaged in the discovery, development and commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (HIV), our drug candidates under development offer a novel mechanism of action with the potential to treat a variety of medically important viral diseases.

Fuzeon® is our first-generation HIV fusion inhibitor, developed in collaboration with F. Hoffmann-La Roche Ltd, or Roche. The FDA approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy. Anti-HIV drugs are referred to as antiretroviral agents. Fuzeon is delivered via twice daily subcutaneous injections. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and commercial sales of Fuzeon began in March 2003.

Roche received accelerated FDA approval of Fuzeon based on 24-week clinical data from two Phase III pivotal trials for Fuzeon. We refer to these clinical trials as TORO-1, which was conducted in North America and Brazil, and TORO-2, which was conducted in Western Europe and Australia. In these clinical trials, all patients received an individually optimized background regimen of three to five anti-HIV drugs other than Fuzeon. In the control group, patients received only the optimized background regimen. In the Fuzeon treatment group, patients received the optimized background regimen in combination with twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. In both TORO-1 and TORO-2, the primary endpoint for the clinical trials, which is the incremental reduction of viral load achieved in the Fuzeon group versus the control group, was met with statistical significance at 24 weeks and 48 weeks. Viral load refers to the amount of HIV virus particles, as measured by the presence of HIV ribonucleic acid, or RNA, found in the blood of an HIV-infected person at a given time. We measure viral load in terms of copies of HIV-1 RNA per milliliter of blood. It is widely viewed that a reduction in HIV RNA levels can be used as a suitable endpoint to determine efficacy of anti-HIV drugs in clinical studies. Additionally, the interim analysis of TORO-1 and TORO-2 showed that important secondary endpoints were also met with statistical significance. Roche submitted a full analysis of 48-week clinical data from TORO-1 and TORO-2 to the FDA in December 2003 seeking full approval for Fuzeon. There are no results from controlled trials evaluating the effect of Fuzeon on the clinical progression of HIV.

Roche also filed an application for European marketing approval on September 19, 2002. In March 2003, the Committee for Proprietary Medicinal Products, or CPMP, recommended granting a marketing authorization for Fuzeon. In May 2003, the European Agency for the Evaluation of Medicinal Products, or EMEA, granted marketing authorization for Fuzeon in Europe. Outside the United States, Roche is in the process of negotiating reimbursement from the countries in which they plan to market Fuzeon.

An analysis of the combined TORO-1 and TORO-2 48-week data show that 30% of patients in the Fuzeon group had a reduction of HIV viral load to below 400 copies per milliliter of blood, compared to 12% of the control group. Reduction of viral load below this level is believed to correlate with long-term durability of response to anti-HIV therapy. On average, patients in the Fuzeon group experienced an increase of twice as many CD4 cells from the initiation of the trial, or baseline, as patients in the control group at 48 weeks, 91 cells/cubic millimeter for the Fuzeon group compared to 45 cells/cubic millimeter for the control group. CD4 cells are a critical component of the human immune system and are often killed by HIV. An increase in CD4 cell count is indicative of immune system restoration and is important in reducing the likelihood of opportunistic infection. We measure CD4 cell counts in units of CD4 cells per cubic millimeter of blood. All of these results were statistically significant.

Roche is manufacturing Fuzeon drug substance in its Boulder, Colorado facility. One of Roche’s manufacturing facilities and another third party facility are producing the finished drug product from such bulk drug substance. Roche is working continually to maximize the manufacturing capabilities of its facilities. We believe Roche had drug supply to accommodate up to 18,000 patients receiving drug at December 31, 2003, after taking into account the establishment of a six-month “safety stock” for all patients receiving Fuzeon. Fuzeon is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

Commercial sales of Fuzeon began in the United States in March 2003. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. During 2003, we shipped approximately 19,000 kits of Fuzeon to paying patients in the United States and Canada for total net sales of $28.3 million. A kit represents a one-month supply of Fuzeon for a patient. Net sales outside the United States and Canada began in June 2003 and were $7.6 million during 2003.

T-1249 is our second-generation HIV fusion inhibitor being co-developed with Roche. In September 2002, we presented data from a Phase I/II trial of T-1249, which suggest that over 14 days of dosing, T-1249 was well-tolerated and produced dose-related decreases in HIV viral load. In September 2003, we presented final data from a ten-day Phase I/II trial of T-1249, which suggest that T-1249 reduced viral load in most patients who had failed an individualized anti-HIV drug regimen that had previously included Fuzeon. This data suggests that T-1249 is active in patients who have virus that has developed resistance to Fuzeon.

In January 2004, Roche and Trimeris announced that the clinical development of T-1249 was put on hold due to challenges in achieving the desired technical profile of the current formulation. The compound’s safety, efficacy and tolerability were not factors affecting the decision. As for any compound in development, the technical development is an evolving process where many challenges are identified. The properties of T-1249 differ from Fuzeon during its manufacturing and formulation. T-1249 remains one of our next-generation drug candidates; however, our focus will be to continue the pursuit of new formulations of T-1249 or future peptide fusion inhibitors that are more patient-friendly for chronic administration.

Our goal is to continue to strengthen and expand our fusion inhibitor franchise. In January 2004, we announced an extension of our research agreement with Roche to discover, develop and commercialize the next generation of HIV fusion inhibitors. The research agreement will focus on the investigation of improved formulation and delivery technologies to enable less frequent administration of peptide fusion inhibitors and the discovery of new peptides with enhanced efficacy and resistance profiles. Our objective is to develop an HIV fusion inhibitor that can be administered on a once-weekly or once-monthly basis. Our goal is to name our next clinical candidate with this profile during 2004.

We are also working with Roche to develop improvements in delivery, convenience and other enhancements to Fuzeon. We believe that any product enhancements made to Fuzeon could potentially be applied to other HIV fusion inhibitors. We have also established discovery programs outside the scope of our Roche collaboration, which are focused on the development of small molecule HIV fusion inhibitors that could be administered orally.

Background

It is estimated that approximately 940,000 people in North America and nearly 560,000 people in Western Europe are currently infected with HIV. It is also estimated that an additional 40,000 people are newly infected with HIV each year in the U.S. alone. HIV attacks a class of white blood cells, known as CD4 cells that are responsible for mounting the body’s immune response against infection. By attacking these cells, HIV progressively disables the immune system, resulting in opportunistic infections, neurological dysfunctions, malignancies and/or death. The amount of HIV present in a patient’s bloodstream has been shown to be related directly to the patient’s prognosis: the higher the viral load, the more compromised the patient’s immune system becomes and the more likely the patient is to succumb to progressive diseases. In its most advanced stage, this progression into other infections or diseases is known as Acquired Immunodeficiency Syndrome, or AIDS.

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

Therapies based on certain combinations of RTIs and PIs have reduced HIV viral loads in many patients for sustained periods to levels that are not detectable by current diagnostic methods. In 2000, the number of deaths in the United States attributable to HIV infection was reduced to approximately 15,000 from 38,000 in 1996, largely due to improvements in treatment regimens. Because of the results achieved by the combined use of RTIs and PIs, total sales in the United States of approved RTIs and PIs exceeded $5 billion in 2002.

While significant progress has been made in combating HIV, current treatments continue to have significant limitations, such as resistance and toxicity that can lead to non-adherence to the complicated treatment regimens. HIV is prone to genetic mutations that produce strains of HIV that are resistant to currently-approved RTIs and PIs. Generally, HIV that is resistant to one drug within a class is likely to become resistant to the entire class, a phenomenon known as cross-resistance. As a result of cross-resistance, attempts to re-establish suppression of HIV viral load by substituting different RTI and PI combinations often fail. It is estimated that, in the U.S., over 70% of patients currently taking medications have failed at least one regimen. Studies suggest that 10% to 15% of newly-infected HIV patients are infected with a strain of HIV that is resistant to at least one anti-HIV drug. According to independent market research, we believe that there are approximately 110,000 HIV patients in the U.S. who are either on or beyond their third treatment regimen. We believe that this patient population represents the target market for Fuzeon.

Over time, in addition to generating resistance to drugs, many patients develop intolerance to different medications. Data suggest that some HIV-infected patients refuse to commence or continue taking RTIs and PIs, either alone or in combination, because of side effects and difficult dosing regimens. Severe side effects commonly associated with currently approved anti-HIV drugs include neurological disorders, gastrointestinal disorders, diabetes-like symptoms, elevated cholesterol levels, other signs of abnormal lipid metabolism and bone disorders. Dosing regimens can include taking as many as 30 pills per day. The emergence of drug-resistant strains of HIV, as well as toxic side effects associated with existing therapies, has heightened demand for new HIV therapies that work by novel mechanisms of action, have unique resistance profiles and have fewer side effects.

HIV Fusion Inhibitors: Fuzeon and T-1249

We are engaged in the discovery, development and commercialization of a class of anti-HIV compounds that works by a novel mechanism of action. Unlike existing classes of antiviral drugs, which work inside the cell after it has been infected, fusion inhibitors work outside of the cell to inhibit the virus’ ability to infect cells and replicate. We believe that fusion inhibitors will have fewer long-term side effects than other approved therapies and will be active against strains of HIV that are resistant to other classes of HIV drugs. Fuzeon, our lead product, has been approved for marketing in the United States, Canada, Switzerland and the European Union.

Fuzeon

Fuzeon is our first drug product for HIV fusion inhibition. Fuzeon has been shown to inhibit HIV viral fusion with host cells by blocking the conformational rearrangement of an HIV protein called gp41. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and commercial sales of Fuzeon began in March 2003. We have various postmarketing commitments that Roche and we are in the process of fulfilling. These commitments include various clinical, pharmacological, and virological studies, and manufacturing activities. Roche received accelerated approval of Fuzeon based on the 24-week data and has submitted 48-week clinical data from TORO-1 and TORO-2 to the FDA seeking full approval. Roche also filed an application for European marketing approval in September 2002. In March 2003, the CPMP adopted a positive opinion, recommending to the EMEA that marketing authorization for Fuzeon be granted. The EMEA granted marketing authorization for Fuzeon in Europe in May 2003.

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

Commercial Results

Commercial sales of Fuzeon began in the United States in March 2003, and in Canada in the fourth quarter of 2003. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. We shipped approximately 3,000 kits, 7,000 kits, and 9,000 kits for the quarters ended June 30, September 30 and December 31, 2003, respectively, to paying patients in the United States and Canada. Net sales of Fuzeon in the United States and Canada totaled $4.3 million, $10.7 million and $13.3 million for the quarters ended June 30, September 30 and December 31, 2003, respectively. The number of kits shipped and the resulting sales levels may not remain constant and may increase or decrease in the future.

We believe the number of prescriptions received for new patients in the United States was relatively constant at around 400-500 per month during the three months ended December 31, 2003, adjusted for fluctuations during holiday periods. New patient prescriptions include prescriptions for patients who eventually receive Fuzeon through reimbursement by traditional HIV drug reimbursement channels, patients who eventually receive Fuzeon through reimbursement by the Fuzeon Patient Assistance Program, and patients who never receive Fuzeon. The number of prescriptions received for new patients may not remain constant and may increase or decrease in the future.

Commercial sales of Fuzeon outside the United States and Canada began in June 2003. Net sales outside the United States and Canada were $870,000, $2.3 million and $4.4 million for the quarters ended June 30, September 30 and December 31, 2003, respectively. Fuzeon was commercially launched in Switzerland, France, the United Kingdom, Ireland, Germany, Austria, The Netherlands, Denmark, Sweden, Norway, Finland, Mexico and Argentina during 2003.

Planned Initiatives for 2004

We have reviewed our experience to date with the launch of Fuzeon in the United States with the intent of improving patient acceptance of Fuzeon, which is administered via twice daily subcutaneous injection. Based on information at December 31, 2003, we estimate that approximately 25% of patients who received at least one Fuzeon kit during 2003 are currently not on therapy. This percentage is subject to variability based on the intervals that patients either do or do not reorder additional kits. In addition, we believe that the majority of these discontinuations occurred within the first three months of therapy, with the bulk occurring in the first month. We have developed and are developing specific programs that we anticipate will improve patient retention upon initiation of therapy.

First, we and Roche are launching two nursing support programs that are designed to augment the existing Fuzeon treatment hotline, local nursing programs, and in-office training efforts by HIV healthcare providers. The first of these programs offers virtually full-time support via a dedicated nursing call center for Fuzeon patients. This support includes assistance with drug preparation, administration, and the management of ongoing therapy. The second program utilizes a team of nurses specially trained on the preparation and administration of Fuzeon, who travel to physician’s offices or patient’s homes to assist with the proper use of the drug. We believe that these adherence and persistency initiatives will improve patient retention from the very first week of therapy initiation and address some of the problems identified in our field experience to date.

Second, we are initiating various promotional campaigns. At the time of commercial launch in 2003, we believed that demand for Fuzeon would exceed our ability to manufacture drug supply in the period immediately following launch. As a result, we conducted limited direct promotion to stimulate demand during 2003. Now that supply limitations have been overcome, and given the broader experience with Fuzeon among clinicians and patients, we are positioned to leverage and communicate their experiences in the broadest manner possible. We and Roche will heighten awareness of Fuzeon through ongoing advertising and promotional campaigns. These print and internet campaigns, directed to patients, clinicians, pharmacists, nurses, and treatment educators, will be implemented across the U.S. throughout 2004 and are expected to continue in various forms beyond that time.

Prior to launch, only about 250 of the top 2,000 AIDS treating physicians in the U.S. had any experience with Fuzeon. This differs from other HIV medications that had very large Expanded Access Programs (EAP) prior to launch, allowing for a greater number of physicians and patients to have experience with the medication prior to approval. Because of prior supply constraints, we were unable to have an EAP of the size and scope associated with most HIV products. We believe that approximately 2,500 physicians in the United States have prescribed Fuzeon through December 31, 2003. We now have the physician and patient experience that most HIV drugs enjoy when they launch.

Phase III Clinical Trials of Fuzeon

Trial Design

TORO-1.    In June 2001, we completed enrollment of TORO-1, a 48-week Phase III clinical trial in North America and Brazil. The trial is evaluating the activity and safety of Fuzeon in 491 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs. In this clinical trial, all patients received an individually optimized background regimen of three to five anti-HIV drugs other than Fuzeon. In the control group, patients received only the optimized background regimen. In the Fuzeon treatment group, patients received the optimized background regimen in combination with twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. The background regimen was optimized based on the patient’s treatment history and the genotype and phenotype of the patient’s virus. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture.

TORO-2.    In August 2001, we completed enrollment of TORO-2, a 48-week Phase III clinical trial in Western Europe and Australia. The protocol for TORO-2 is substantially similar to TORO-1 and involves 504 HIV-infected patients.

The following table gives background information and describes the patient populations enrolled in the TORO-1 and TORO-2 clinical trials and the pooled analysis of both trials:

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

Clinical Trial Results

In September 2003, we presented data from a 48-week pooled analysis of TORO-1 and TORO-2. The primary endpoint for the clinical trials, the difference in the magnitude of decrease in HIV viral loads between the Fuzeon group and the control group, was met in both the TORO-1 and TORO-2 clinical trials and was statistically significant. Additionally, the analysis of TORO-1 and TORO-2 showed that important secondary endpoints, including the increase of CD4 count from baseline and suppression of viral load below the level of detection were also met with statistical significance. CD4 cells are a critical component of the human immune system and are often killed by HIV. An increase in CD4 cell count is indicative of immune system restoration and is important in reducing the likelihood of opportunistic infection. We measure CD4 cell counts in units of CD4 cells per cubic millimeter of blood. The following table summarizes the 48-week pooled data, calculated in accordance with FDA guidelines. Patients in the control group that experienced virologic failure after eight weeks on therapy were allowed to add Fuzeon, with or without changing their background regimen. The last observations for viral load and CD4 cell count prior to the regimen change for these patients was used for analysis of the control group response. All data depicted below were statistically significant. Stated otherwise, the statistical measures, p-values, for all the data shown below were less than 0.05. In both of the trials, the p-values for the primary endpoints were less than 0.0001.

	POOLED
	Fuzeon	Control
Primary Endpoint
Mean decrease in viral load (log10)	1.48	0.63
Mean decrease in viral load (% reduction)	97	77
Incremental reduction of viral load (log10)	0.85	—

Secondary Endpoints
Mean increase in CD4 cell count (cells/cubic millimeter)	91	45
Patients achieving viral load below 400 copies (%)	30	12
Patients achieving viral load below 50 copies (%)	18	8
Patients achieving viral load reduction greater than 1.0 log10 (%)	37	17
Patients experiencing virologic failure (%)	52	78

Other Data
Patients discontinuing from trial (%)	27	25
Patients discontinuing from trial for virological failure (%)	6	10
Patients discontinuing from trial for injection site reactions (%)	4	—
Patients switching from control to Fuzeon (%)	—	66

Primary endpoint.    The primary endpoint in both TORO-1 and TORO-2 was a 0.5 log10 incremental reduction of viral load achieved in the patient groups treated with Fuzeon versus the reduction in viral load achieved in the control groups. It is widely viewed that a reduction in HIV RNA levels can be used as a suitable endpoint to determine efficacy of anti-HIV drugs in clinical studies.

Secondary endpoints.    In both TORO-1 and TORO-2, multiple secondary endpoints were also met with statistical significance and characterize the clinical benefit of Fuzeon, as well as the durability of response to the drug through 48 weeks. An important secondary endpoint in these clinical trials is the increase in CD4 cell count achieved in the Fuzeon groups versus the increase achieved in the control groups.

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

The response of patients in the Fuzeon group surpassed that of the control group across all subgroups studied, including age, race, baseline CD4 count and baseline viral load. In both treatment groups, greater viral load reduction was seen in patients who had more active drugs in their optimized background regimen, less treatment experience and less advanced disease, defined as a patient with a CD4 count greater than 100 cells.

The superiority of virological response achieved with Fuzeon-based regimens was observed regardless of the number of active agents in the background regimen. Among patients whose virus was sensitive to one drug in the background regimen, 29% of patients in the Fuzeon group achieved levels of HIV below 400 copies, compared to 7% in the control group. Among patients whose virus was sensitive to two active agents in the background regimen, 39% of patients achieved levels of HIV below 400 copies in the Fuzeon group at 48 weeks compared to 15% in the control group. These results were statistically significant.

48-Week Efficacy Data

Combined TORO-1 and TORO-2 48-week data showed that 30% of patients in the Fuzeon group had undetectable levels of HIV, defined as less than 400 copies per milliliter of blood, compared to 12% in the control group. In addition, 80% of the patients in the Fuzeon group who achieved a reduction of HIV viral load to below 400 copies per milliliter of blood at 24 weeks maintained this response at 48 weeks, compared to 70% in the control group. Thirty-seven percent of patients in the Fuzeon group maintained at least a 90%, or 1.0 log10, reduction in blood levels of HIV at 48 weeks compared to 17% of patients in the control group. Previous clinical studies in HIV have shown that a 68%, or 0.5 log10 reduction in HIV levels may be associated with clinical benefit to patients. On average, patients in the Fuzeon group experienced an increase of twice as many CD4 immune cells from baseline as those achieved by patients in the control group at 48 weeks. In addition, the duration of virological benefit in the Fuzeon group of 32 weeks was approximately three times longer than the duration of 11 weeks in the control group. All of these results were highly statistically significant.

Impact of Fuzeon on Activities of Daily Living

Data collected from a survey of patients in TORO-1 and TORO-2 suggest that subcutaneous delivery of Fuzeon was well-accepted by a majority of patients after 48 weeks of treatment. These clinical trials also evaluated patient acceptance of the subcutaneous administration of Fuzeon.

Conducted among 492 patients in TORO-1 and TORO-2 at week 48, the survey assessed whether the subcutaneous delivery of Fuzeon influenced a patient’s ability to conduct normal activities of daily living, or ADL. Most patients reported little or no impact of injection on familiar routines of work (81%), sleep (90%), social life (84%), travel (65%), intimacy (77%), or privacy (69%). These findings suggest that motivated patients who receive instruction were able to manage self-injection with little difficulty and without the need for substantial changes in daily routines.

The survey found that 67% of patients scored self-injection as “very easy” or “easy.” Other responses were “neutral” (18%), “difficult” (13%) and “very difficult” (3%). Most patients also rated as “very easy” or “easy” various activities relating to the preparation and usage of Fuzeon, such as administration (67%), dissolution of study drug (78%), refrigeration (79%) and disposal of sharps (79%).

Results from this survey after 48 weeks of treatment suggest that subcutaneous injection of Fuzeon was manageable for a majority of patients. Data was collected from 581 patients remaining on treatment at 24 weeks. After 24 weeks, most patients reported little or no impact of injection on familiar routines of work (85%), sleep (90%), social life (84%), travel (68%), intimacy (77%), privacy (70%), or appearance (75%).

Future Fuzeon Clinical Trials

We expect to initiate various clinical trials with Fuzeon during 2004. These trials plan to focus on the following primary needs in potential Fuzeon patients: the contribution of Fuzeon to combination therapy; the effect of a more convenient regimen; the effect of Fuzeon in patients with less treatment experience than in our TORO trials; and the potential for reducing other anti-HIV drug related toxicities and/or adverse events.

Pediatric Clinical Trials of Fuzeon

In December 2001, we presented 24-week data from T20-204, a 12 patient pediatric Phase I/II clinical trial for Fuzeon. In T20-204, patients were randomly assigned to two treatment groups to receive Fuzeon at different dosage levels in combination with a background regimen of other anti-HIV drugs. At 24 weeks, this trial showed that Fuzeon was well-tolerated by children and that children receiving the highest dose experienced a 90% reduction in viral load. In September 2003, we presented 24-week safety and efficacy data from T20-310, a Phase I/II clinical trial designed to evaluate long-term usage of Fuzeon in adolescents. Twenty-eight heavily pre-treated patients of 12-16 years of age were studied through 24 weeks. Patients achieved an average reduction of HIV viral load of 0.98 log10 , and a average increase in CD4 cell count of 148 cells, when compared to baseline levels. The safety profile was favorable and consistent with the safety observed in TORO-1 and TORO-2.

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

Local Injection Site Reactions.    Local injection site reactions were the most frequent adverse events associated with the use of Fuzeon. In TORO-1 and TORO-2, 98% of subjects had at least 1 local injection site reaction, or ISR. Three percent of subjects discontinued treatment with Fuzeon because of ISRs. The majority of ISRs were associated with mild to moderate pain at the injection site, redness, induration and the presence of bumps. Nine percent of patients had local reactions that required analgesics or limited usual activities.

Other Adverse Events.    Serious allergic reactions have been attributed to Fuzeon in less than 1% of patients and in some cases have recurred upon subsequent re-dosing. The events most frequently reported in patients in the Fuzeon group, excluding injection site reactions, were diarrhea (26.8%), nausea (20.1%), and fatigue (16.1%). These events were also commonly observed in the control group: diarrhea (33.5%), nausea (23.7%), and fatigue (17.4%).

An increased rate of bacterial pneumonia was observed in the Fuzeon group in TORO-1 and TORO-2, compared to the control group. There were 4.68 pneumonia events per 100 patient-years in the Fuzeon group, versus 0.61 events per 100 patient-years in the control group. Approximately half of the study subjects with pneumonia required hospitalization. One subject death in the Fuzeon group was attributed to pneumonia. Risk factors for pneumonia included low baseline CD4 cell count, high baseline viral load, intravenous drug use, smoking and a prior history of lung disease. It is unclear if the increased incidence of pneumonia was related to Fuzeon use. The study design, which allowed patients in the control group that experienced virologic failure after eight weeks on therapy to change their regimen to a Fuzeon containing regimen, may have contributed to this observation.

48-week Safety Data

A detailed 48-week analysis of safety data from the combined TORO-1 and TORO-2 trials revealed that, on at least one study visit, 98% of patients in the Fuzeon group experienced at least one localized reaction at the site of injection, such as pain/discomfort, redness, hardness, bumps, itching or bruising. Less than five percent of patients discontinued treatment due to injection site reactions. Due to a substantial difference in the duration of treatment for patients in the Fuzeon group compared with the control group, the rate of adverse events was measured as number of events per 100 years of patient experience. Aside from injection site reactions, the incidence of the three most common adverse events was less frequent in the Fuzeon group compared to the control group. Adverse events included diarrhea (38 per 100 patient-years in the Fuzeon group vs. 73 in the control group), nausea (27 vs. 50, respectively) and fatigue (24 vs. 38, respectively). Other common signs and symptoms reported at a lower frequency in the Fuzeon group than the control group were headache (15.8 per 100 patient-years in the Fuzeon group versus 24.1 in the control group), insomnia (16.6 vs. 19.7), and vomiting (15.8 vs. 26.5). Among events reported more commonly in the Fuzeon group compared to the control group were pain or numbness in the peripheral nervous system (15.4 per 100 patient years in the Fuzeon group vs. 13.6 in the control group), weight decrease (11.1 vs. 10.5), sinusitis (9.5 vs. 6.2), decreased appetite (8.6 vs. 4.9), swelling of lymph nodes (5.9 vs. 1.2) and pneumonia (6.7 vs. 0.6). Other than treatment-emergent eosinophilia, grade 3 and grade 4 laboratory abnormalities, when adjusted for exposure, generally showed higher rates in the control group compared to the Fuzeon group. The eosinophilia was not associated with clinical events of hypersensitivity in either treatment group.

Other Observations

Neutralizing Antibodies.    We have examined patient samples taken throughout the clinical trials to assess potential antibody responses to Fuzeon. Data through 48 weeks show that Fuzeon does not appear to produce an immune response in the body that could compromise Fuzeon’s efficacy.

A combined pooled analysis of TORO-1 and TORO-2 at 48 weeks found that the existence of anti-gp41 antibodies, which the immune system develops in response to HIV infection, does not influence the efficacy or safety of Fuzeon. Most patients in these trials had detectable levels of anti-gp41 antibodies that also interact with Fuzeon prior to exposure to Fuzeon, as would be expected since Fuzeon is essentially similar to a portion of gp41.

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

Manufacturing

The synthetic manufacture of peptides historically has been complex and expensive. This constraint has not limited the commercialization of most existing peptide therapeutics, which are administered in relatively small doses. Dosing levels of Fuzeon are relatively high compared to therapeutic peptides currently prescribed for other indications. We have developed a novel peptide manufacturing process, which has allowed us to produce Fuzeon on a large-scale basis. Roche is manufacturing bulk quantities of Fuzeon drug substance in its Boulder, Colorado facility. One of Roche’s manufacturing facilities and another third party are producing the finished drug product from such bulk drug substance.

The scale-up of production of Fuzeon bulk drug substance at Boulder was achieved during the second half of 2002. Not surprisingly, production yields were lower and cycle times were longer than projected in the initial batches. Simple process modifications were made during the scale-up process that brought the yields in subsequent batches to the projected target levels derived from pilot plant production. Once the target yields were achieved, we and Roche identified the final purification stage as the rate limiting step that resulted in longer than projected cycle times. Based on analysis of this stage, Roche installed a duplicate piece of equipment that reduced the cycle time of the purification stage and allowed us to exceed our initial targeted cycle times for the bulk drug substance production process.

Based on our progress and experience to date, we believe that Roche will be able to produce supply of Fuzeon sufficient to meet anticipated demand.

T-1249

T-1249 is our second-generation fusion inhibitor for HIV. In January 2004, Roche and Trimeris announced that the clinical development of T-1249 was put on hold due to challenges in achieving the desired technical profile of the current formulation. The compound’s safety, efficacy and tolerability were in no way related to the decision. As for any compound in development, the technical development is an evolving and dynamic process where many challenges are identified. The properties of T-1249 differ from Fuzeon during its manufacturing and formulation. T-1249 remains one of our next-generation drug candidates; however, our focus will be to continue the pursuit of new formulations of T-1249 or future peptide fusion inhibitors that are more patient-friendly and appropriate for chronic administration.

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

Collaborations

Roche

We have entered into a worldwide agreement, as amended, with Roche to develop and market Fuzeon and T-1249, or a replacement compound. Our agreement with Roche grants them an exclusive, worldwide license for Fuzeon and T-1249 and certain other peptide compounds in the field of HIV. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We will share development expenses and profits for Fuzeon and T-1249, or a replacement compound, in the United States and Canada equally with Roche. Outside of the United States and Canada, Roche will fund all development costs and pay us royalties on net sales of Fuzeon and T-1249, or a replacement compound, for a specified term. In addition, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which we have received $27.5 million as of December 31, 2003.

We have also entered into a research agreement with Roche to discover, develop and commercialize additional anti-HIV fusion inhibitor peptides. We will share equally the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV fusion inhibitor peptides discovered after July 1, 1999. Our agreement with Roche grants them an exclusive, worldwide license for these peptides. Either party may terminate the agreement as a whole or for a particular drug, country or countries in its sole discretion with advance notice. The joint research obligations under the agreement were renewed through December 31, 2005 during 2003.

Array Biopharma

In July 2001, we entered into an agreement with Array BioPharma, Inc. or Array, to discover orally-available small molecule fusion inhibitors of HIV and respiratory syncytial virus, or RSV. We will initially screen a library of small molecule compounds provided by Array against HIV and RSV fusion protein targets. A small molecule is defined as a molecule that has a molecular weight of less than 2000 daltons. Array will use its drug discovery platform to select the optimal lead compounds. We will collaborate with Array to identify preclinical candidates, and we will be responsible for further development of those candidates. Array will provide the initial library of compounds on a non-exclusive basis and will work exclusively with us on the HIV fusion protein targets during the term of the collaboration. We will work with Array on a non-exclusive basis on these targets. Array will be entitled to receive payments and royalties based on achievement of certain developmental and commercial milestones.

Tranzyme, Inc. (formerly Neokimia, Inc.)

In April 2002, we entered into an agreement with Neokimia Inc., or Neokimia, to discover and develop small molecule HIV fusion inhibitors. In December 2003, Neokimia merged with Tranzyme, Inc., or Tranzyme, and Tranzyme acquired Neokimia’s rights and obligations under the April 2002 agreement. We will initially screen a library of small molecule compounds provided by Tranzyme. Tranzyme will use its proprietary drug discovery platform to optimize lead compounds. We will collaborate with Tranzyme to identify preclinical drug candidates. Tranzyme will provide the initial library of compounds on a non-exclusive basis and will work exclusively with us on the HIV gp41 fusion protein target during the term of the collaboration. We exercised our option to select an additional target to add to the collaboration related to HIV fusion. We will work with Tranzyme on a non-exclusive basis on these targets. We, with Tranzyme, will equally fund all research activities through the declaration of a development candidate. We will be responsible for all future clinical development, regulatory and commercial activities on a worldwide basis. Tranzyme will be entitled to receive payments and royalties on net product sales based on achievement of certain developmental and commercial milestones. Tranzyme also has an option to co-fund clinical development activities for development compounds through the end of Phase I human clinical trials, in exchange for increased royalties on net product sales. Subsequent to the date of our agreement with Neokimia, but not in connection with such agreement, Robert R. Bonczek, our Chief Financial Officer and General Counsel, was appointed to the Board of Directors of Neokimia. Subsequent to the merger of Neokimia with Tranzyme, Mr. Bonczek is not a member of the Board of Directors of Neokimia or Tranzyme.

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

Currently marketed antiviral therapies typically target specific enzymes that viruses use to replicate. Other compounds that are in clinical development, including ours, focus on the entry of the viruses into target cells. We have pioneered the discovery and development of a new class of anti-HIV compounds, called fusion inhibitors, that prevents one of the crucial steps in viral entry from occurring by blocking the conformational rearrangement of HIV required to allow HIV to fuse with a host cell. Fuzeon is a first-generation fusion inhibitor that prevents HIV from entering and infecting cells. T-1249 is a rationally designed second-generation fusion inhibitor.

Other Research Programs

Fuzeon Product Optimization.    We believe we may be able to improve upon the potential product attributes of Fuzeon by enhancing methods of delivery or manufacture. Fuzeon is currently delivered via a twice daily subcutaneous injection. We believe that incremental improvements in delivery convenience could enhance its market acceptance. We are currently working with Roche to explore more convenient delivery devices, including auto-injection devices, needle-free delivery devices, multi-dose vials, improved formulations and other enhancements. Fuzeon is currently manufactured using a complex process developed by Trimeris.

Novel Peptide HIV Fusion Inhibitors.    One of the goals of the research agreement with Roche is to identify technologies that improve our anti-HIV peptides. This could be achieved through improving the potency and/or the time that a peptide remains active in the bloodstream, commonly referred to as the molecule’s half-life. This improved half-life may be achieved through pegylation, which is the attachment of polyethylene glycol to a peptide which has been shown to extend the half-life of other drugs. Another approach to half-life extension is the attachment of other substances such as albumin to a peptide. The resulting dosing regimen could be significantly less frequent than the current twice-daily subcutaneous injection that Fuzeon requires.

Another goal of the research agreement is to discover a peptide with an enhanced resistance profile. This profile could include effectiveness against HIV strains that have become resistant to other HIV fusion inhibitors, similar to the profile of T-1249 that we have seen both in the laboratory and in clinical trials. A second resistance profile improvement would be a peptide that makes it more difficult for HIV to generate resistant virus strains to the peptide, therefore improving the durability of the peptide in therapy. We believe these resistance profile improvements could lead to additional market acceptance of such a peptide.

Small Molecule HIV Fusion Inhibitors.    We also have discovery programs that are focused on discovering an orally available small molecule HIV fusion inhibitor. The development of small molecule HIV fusion inhibitors is not within the scope of our collaboration with Roche. We have entered into two agreements with Array BioPharma, Inc. and Tranzyme, Inc., which acquired these rights through its merger with Neokimia, to discover small molecule fusion inhibitors of HIV.

Sales, Marketing and Distribution

We have limited experience in sales, marketing or distribution of pharmaceuticals. We do not exercise direct control over the sales, marketing or distribution of Fuzeon. We currently rely on Roche for the sales, marketing and distribution of Fuzeon and, if they are approved by the FDA, our other drug candidates covered by our collaboration with Roche, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to market Fuzeon or our other drug candidates, if approved, adequately, we do not have the ability under our collaboration agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market Fuzeon or our other drug candidates by terminating our agreement, and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

Roche has entered into an exclusive distribution arrangement with Chronimed, Inc. to distribute Fuzeon in the United States during the initial commercial launch in 2003. The current exclusivity contract with Chronimed expires on March 27, 2004. In the event Chronimed is unable or unwilling to fulfill its obligations to Roche in accordance with this agreement, it would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock. Additional specialty distributors are currently being evaluated to expand the distribution and commercial availability of Fuzeon in the United States during 2004.

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

Competition

We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. Fuzeon and any other HIV fusion inhibitors we may develop will compete with numerous existing therapies. For example, at least 20 drugs are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

Fuzeon is delivered via twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. The other approved anti-HIV drugs are delivered orally at various dosing intervals. We believe that this delivery method is one factor that may limit its uptake as compared to other competing drugs. In addition, the Wholesale Acquisition Cost, or WAC, of Fuzeon is just under $20,000 for one year of therapy. This price is significantly higher than any of the other approved anti-HIV drugs. Fuzeon’s price relative to other approved anti-HIV drugs may also limit patient demand.

The need for drugs that have a novel mechanism of action has stimulated interest in the inhibition of HIV entry into the cell. We believe that several companies are developing or attempting to develop HIV drug candidates that inhibit entry of the virus into the cell via mechanisms other than fusion. Several companies including GlaxoSmithKline PLC, Pfizer, Inc., and Schering Plough Corp, are developing CCR5 inhibitors that inhibit entry of the virus into the cell through a different mechanism. These compounds are in various stages of development and none are currently approved by the FDA.

The standard of care for the treatment of HIV is to administer a regimen that combines drugs from each of the different classes of anti-HIV drugs. In the event drug candidates are approved that are effective against HIV virus that has become resistant to currently approved drugs, we believe that using these drugs in combination with Fuzeon may provide patients with additional treatment options that do not currently exist. These drugs may be both competitive with Fuzeon in some cases, and synergistic with Fuzeon in other cases.

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

New developments in our areas of research and development are expected to continue at a rapid pace in both industry and academia. If our drug candidates are successfully developed and approved, we will face competition based on:

•	the safety and effectiveness of the products;

•	the convenience of the dosing regimen;

•	the timing and scope of regulatory approvals;

•	availability of manufacturing, sales, marketing and distribution capabilities;

•	reimbursement coverage;

•	price; and

•	patent position.

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

In the United States, preclinical testing includes both culture and animal laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Certain laboratories involved in preclinical testing must comply with FDA regulations regarding good laboratory practices. Preclinical testing results are submitted to the FDA as part of the IND and, unless there is objection by the FDA, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND does not guarantee that human clinical trials will ever commence.

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

The FDA gave fast track designation for the treatment of HIV-infected individuals to Fuzeon in January 1999 and to T-1249 in May 1999. Although Fuzeon received accelerated FDA approval on March 13, 2003, accelerated FDA approval and/or fast track designation do not guarantee that Fuzeon will receive full FDA approval, or that Fuzeon will receive regulatory approvals in other countries.

Third-Party Reimbursement and Healthcare Reform Measures

In the United States and elsewhere, sales of prescription drugs depend, in part, on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for these therapies. If third-party payor reimbursements for any drugs we commercialize are not available or are not available at a level that will allow us or our potential collaborative partners to sell these drugs on a competitive basis, our results of operations will be materially and adversely affected. In addition, an increasing emphasis in the United States on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products. The announcement and/or adoption of these types of proposals or efforts could also materially and adversely affect our business, since the amount of revenues that we may potentially be able to generate in the future for any products we may commercialize could affect an investor’s decision to invest in us, the amount of funds we decide to spend now on our development and clinical trial efforts, and/or our decision to seek regulatory approval for certain drug candidates.

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

In March 2003, Roche announced that the WAC of a one year’s supply of Fuzeon in the United States will be just under $20,000. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of Fuzeon in combination with other anti-HIV drugs. Physicians may not readily prescribe Fuzeon due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently Fuzeon is covered by Medicaid in all 50 states, 34 of the state and territorial Aids Drug Assistance Programs, or ADAPs, and a majority of private insurers. However there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that can receive reimbursement for Fuzeon under their plans. And other payors may require co-payments by the patient in order to receive reimbursement for Fuzeon that are significantly higher than those required for other anti-HIV drugs. We and Roche will continue to actively address these issues during 2004.

Outside the United States, Roche in the process of negotiating reimbursement from the countries in which they plan to market Fuzeon. Fuzeon was commercially launched in Switzerland, France, the United Kingdom, Ireland, Germany, Austria, The Netherlands, Denmark, Sweden, Norway, Finland, Mexico and Argentina during 2003.

Human Resources

During January of 2004, we put future clinical development of T-1249 on hold. In connection with this programmatic change, the Company reduced its workforce by approximately 25%. As of February 28, 2004, we had 100 full-time employees, including a technical scientific staff of 70. None of our employees are covered by collective bargaining arrangements, and management considers relations with our employees to be good.

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

If Fuzeon does not maintain or increase its market acceptance, our business will be materially harmed.

We have invested a significant portion of our time and financial resources since our inception in the development of Fuzeon. Fuzeon is our lead drug candidate and is our only drug candidate for which we have obtained FDA approval. We anticipate that for the foreseeable future, our ability to generate revenues and profits, if any, will depend entirely on the successful commercialization of Fuzeon. Commercialization of Fuzeon will require the continued support of Roche and Roche’s ability to manufacture commercial quantities of Fuzeon on a cost-effective basis with the requisite quality, and Roche’s ability to successfully market Fuzeon throughout the world.

Fuzeon is delivered via a twice daily dosing by injection under the skin. All of the currently approved drug treatments for HIV are delivered orally. Patients and physicians may not readily accept daily injections of an anti-HIV drug treatment, which would limit their acceptance in the market. This delivery method may limit the uptake of Fuzeon compared to other competing drugs. Moreover, because peptides are expensive to manufacture, the price of Fuzeon is higher than the prices of currently approved anti-HIV drug treatments. The WAC of a one year’s supply of Fuzeon in the United States is just under $20,000. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of Fuzeon in combination with other anti-HIV drugs, and is more restrictive than the indication for other approved anti-HIV drugs. Physicians may not readily prescribe Fuzeon due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

We rely on Roche to manufacture, market and distribute Fuzeon throughout the world in countries where regulatory approval has been received. If Roche fails to market Fuzeon adequately, we do not have the ability under our collaboration agreement to establish our own sales, marketing or distribution capabilities.

We have sustained operating losses since our inception, and we expect these losses to continue.

As of December 31, 2003, our accumulated deficit since beginning our operations in January 1993 was approximately $330.3 million. We had net losses of approximately $66.7 million in 2001, approximately $75.7 million in 2002, and approximately $65.7 million in 2003. Since inception, we have spent our funds on our drug development efforts relating primarily to the development of Fuzeon and T-1249. If Fuzeon sales levels do not increase beyond their current levels, we expect that we will incur losses for the foreseeable future and that these losses may increase as we continue our research and development, preclinical testing, clinical trial and regulatory approval efforts. There can be no assurance that we will become profitable even if we do achieve increased Fuzeon sales levels.

Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. Under provisions of this agreement, we are able to defer a substantial portion of the selling and marketing expense related to Fuzeon to be incurred in 2004. As a result, we expect our contribution to the selling and marketing expense for Fuzeon in 2004 to be approximately $10 million, even though Roche expects to spend significantly more on these expenses. If we achieve certain cumulative levels of sales for Fuzeon in the United States and Canada, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche at a future date over several years. At current sales levels, based on this limitation on marketing expenses, we believe we could realize positive cash flow from the sale of Fuzeon in the United States and Canada in 2004. In addition, we expect to receive royalties from Roche on the sale of Fuzeon outside the United States and Canada.

If Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected.

We have entered into an agreement with Roche to develop and market Fuzeon and T-1249, or a replacement compound, worldwide, manufacture clinical and commercial quantities of these compounds, and help conduct our clinical trials of these compounds. In addition to sharing with us the development expenses and profits for these compounds in North America and paying us royalties on net sales of these compounds outside of those countries, Roche has agreed to pay us up to $68 million in upfront and milestone payments, of which we have received $27.5 million as of December 31, 2003. In addition, we have entered into a research agreement with Roche to discover, develop and commercialize other anti-HIV fusion inhibitor peptides. The joint research obligations under the agreement were renewed in January 2004 through December 31, 2005. Our reliance on Roche in connection with these activities poses a number of risks, including the following:

•	Roche has the right to terminate our development and license agreement, including its marketing provisions, and terminate or not renew the research agreement, in each case as a whole or with respect to any particular country or countries, at any time and from time to time in its sole discretion, even though we have a joint management committee consisting of members from Roche and Trimeris that oversees the strategy for our collaboration and research;

•	Roche may not devote sufficient resources to the research, development or marketing of Fuzeon, or any other drugs that may be developed;

•	Roche may not devote sufficient resources to manufacture Fuzeon in commercial quantities on a cost-effective basis and with the requisite quality;

•	disagreements with Roche could lead to delays in or termination of the research, development or commercialization of Fuzeon or our other drug candidates, or result in litigation or arbitration;

•	Roche may choose to devote fewer resources to the research, development and marketing of Fuzeon or our other drug candidates than it does to drugs of its own development, or may choose to compete with us by seeking, on its own or in collaboration with our competitors, alternate means of developing drug therapies for the diseases we have targeted;

•	Roche has the right to establish or change the market prices of Fuzeon or any other drug candidates covered by the Roche collaboration;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with Roche; and

•	Roche may be a party to mergers, acquisitions or other corporate transactions in the future that result in a change in its business strategy relating to our collaboration.

If any of the foregoing occurs or if Roche otherwise fails to fulfill any of its obligations to us in accordance with our agreements, our research and development efforts and clinical trials, and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected.

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

We have limited experience in sales, marketing and distribution of pharmaceuticals. We currently rely on Roche for the sales, marketing and distribution of Fuzeon and plan to rely on Roche for these activities for any other drug candidates covered by our collaboration with Roche, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to adequately market Fuzeon or our other drug candidates, if approved, we do not have the ability under our collaboration agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market Fuzeon or our other drug candidates by terminating our agreement, and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

Roche has entered into an exclusive distribution arrangement with Chronimed, Inc. to distribute Fuzeon in the United States. The exclusivity of this agreement ends in March 2004. In the event Chronimed is unable or unwilling to fulfill its obligations to Roche in accordance with this agreement, it would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock. Roche plans to enter into non-exclusive agreements with additional specialty distributors to expand the distribution and commercial availability of Fuzeon in the United States during 2004.

If sufficient amounts of Fuzeon and our other drug candidates cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected.

Peptide-based therapeutics are made from long chains of molecular building blocks called amino acids. Fuzeon is a large peptide composed of a precise 36-amino acid sequence. Large peptides are difficult and expensive to manufacture because the process of creating commercial quantities of a large peptide is lengthy and complicated. We and Roche have selected Roche’s facility in Boulder, Colorado to manufacture commercial quantities of the bulk drug substance of Fuzeon. We and Roche have selected one of Roche’s manufacturing facilities and another third party to produce the finished drug product from such bulk drug substance through a process involving lyophilization, or freeze-drying. The process Roche is currently using to manufacture Fuzeon bulk drug substance requires approximately five months to complete and is extremely complicated, requiring over 100 separate, precisely controlled chemical reactions. Roche is currently manufacturing Fuzeon bulk drug substance on a commercial scale, and Roche and another third party are producing the finished drug product on a commercial scale. However, as a result of this complex manufacturing process, Roche or the other third party may encounter unexpected difficulties or expense in manufacturing Fuzeon in the future.

Roche’s current manufacturing infrastructure does not allow the flexibility in the short-term to increase production beyond current capacity, and Roche and other third-party manufacturers may not succeed in increasing capacity to manufacture sufficient amounts of Fuzeon to meet demand in the future. Failure of our third-party manufacturers to increase their manufacturing capabilities will mean that even if we develop promising new drugs, we may not be able to produce them. In addition, we may be required to reimburse Roche for our share of costs to expand its current manufacturing infrastructure or to build new manufacturing facilities. Further, we may incur expenses under contracts with other third-party manufacturers for the production of our drugs.

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

Fuzeon and our other drug candidates that are successfully developed will compete with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example:

•	At least 20 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, Bristol Myers Squibb, Merck, Roche and Abbott Laboratories. None of these currently-approved drugs are viral fusion inhibitors.

•	We believe that other companies may be currently engaged in research efforts to develop viral fusion inhibitors. To our knowledge, none of these potentially competing drug candidates have entered human clinical trials.

•	Several companies, including Progenics Pharmaceuticals, Pfizer, Schering-Plough, Tanox, Inc., Merck and GlaxoSmithKline, are in early stage human clinical trials with anti-HIV drug candidates that target viral processes different from those targeted by currently approved anti-HIV drugs, and different from the viral fusion process that our drug candidates target.

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

Our research and development activities and the testing, development, manufacturing and commercialization of Fuzeon and our other drug candidates are subject to regulation by numerous governmental authorities in the United States and, to the extent that we may be engaged in activities outside of the United States, in other countries. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other domestic and foreign statutes and regulations govern or affect the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of substances such as our drug candidates, as well as safe working conditions and the experimental use of animals. If Fuzeon or our other drug candidates receive the regulatory approvals necessary for commercialization, we will be subject to continuing regulatory obligations, such as the submission of safety reports and other post-market information. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve product license applications, criminal prosecution and fines, recall or seizure of drugs, total or partial suspension of production, prohibitions or limitations on the commercial sale of drugs or refusal to allow us to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses that it has previously granted.

We cannot assure you that the results of the clinical trials we have conducted and intend to conduct for Fuzeon will support the applications for full regulatory approval. The timing of NDA submissions, the outcome of reviews by the FDA and the initiation and completion of other clinical trials are subject to uncertainty, change and unforeseen delays. Moreover, favorable results in later stage clinical trials do not ensure full FDA approval to commercialize a product. Some companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval of their products. Roche completed filing of the Fuzeon NDA in September 2002 based on the 24-week data collected from TORO-1 and TORO-2. The FDA notified Roche on October 11, 2002, that the Fuzeon NDA had been granted priority review status. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon. Roche submitted a full analysis of 48-week clinical data from TORO-1 and TORO-2 to the FDA in December 2003 seeking full approval. The FDA may not grant full approval based on this data, and may rescind accelerated approval. Roche also filed an application for European marketing approval on September 19, 2002. In March 2003, the Committee for Proprietary Medicinal Products, or CPMP, recommended granting marketing authorization for Fuzeon. In May 2003, the European Agency for the Evaluation of Medicinal Products, or EMEA, granted marketing authorization for Fuzeon in Europe.

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

On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and commercial sales of Fuzeon began in March 2003 in the United States. None of our other drug candidates have received FDA or any other regulatory authority for approval of commercialization. In order to obtain the regulatory approvals necessary to sell a drug candidate commercially, we must demonstrate to the FDA and other applicable United States and foreign regulatory authorities that the drug candidate is safe and effective for use in humans for each target indication. We attempt to demonstrate this through a lengthy and complex process of preclinical testing and clinical trials, which typically takes a number of years. We also plan to do post-approval clinical trials for Fuzeon to provide additional clinical data to aid Roche and our marketing efforts. Our success will depend on the success of these clinical trials.

To date:

•	we have completed preclinical testing and Phase I/II and Phase II clinical trials of Fuzeon;

•	we and Roche have collected and analyzed 24-week and 48-week data regarding Fuzeon from TORO-1 and TORO-2, and the FDA has granted accelerated approval of the Fuzeon NDA based largely on the 24-week data;

•	we and Roche have submitted the 48-week data for full approval and the FDA is currently reviewing this submission; and

•	we have completed preclinical testing, a Phase I/II clinical trial, and analysis of two Phase I/II clinical trials of T-1249, from which we have collected clinically relevant data.

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

Given the uncertainty surrounding the clinical trial process, we may not be able to successfully develop, commercialize and market Fuzeon or any of our other drug candidates, which would severely harm our business, impair our ability to generate revenues and adversely affect our stock price.

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

We have incurred significant costs as a result of research and development, clinical trials, and the preparation and submission of the Fuzeon NDA to the FDA. We anticipate that our expenditures will increase further with the additional collection and analysis of data from TORO-1 and TORO-2 and the costs of marketing activities that will need to be undertaken in connection with the commercialization of Fuzeon and, to a lesser extent, as a result of the ongoing costs of our clinical trials. Barring unforeseen developments, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for the next 24 months. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon, T-1249, or other compounds covered by our agreements, our capital requirements would increase substantially beyond our current expectations. We have an ongoing program of business development which may lead to the establishment of collaborative or licensing arrangements with third parties. In the event we enter into additional agreements with third parties, our expenditures may be increased.

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

Roche’s facility in Boulder, Colorado is the only facility manufacturing Fuzeon bulk drug substance. In the event the intended manufacturing plan generates insufficient supplies of Fuzeon, or the Boulder facility ceases operation for any reason, we do not have an alternate manufacturing plan in place at this time, and it would take a significant amount of time to arrange for alternative manufacturers. We do not have insurance to cover any shortages or other problems in the manufacturing of Fuzeon or our other drug candidates. If our third-party manufacturers, including Roche, fail to deliver the required commercial quantities of bulk drug substance or finished drug product on a timely basis and at commercially reasonable prices, and we fail to promptly find one or more replacement manufacturers or develop our own manufacturing capabilities at a substantially equivalent cost and on a timely basis, the commercial development of Fuzeon or our other drug candidates could be delayed or otherwise materially and adversely affected. Dependence upon third parties for the manufacture of Fuzeon or our other drug candidates may harm our ability to develop and deliver products on a timely and competitive basis.

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

Although we own or exclusively license more than 25 issued United States patents, and numerous pending United States patent applications, corresponding foreign patents and patent applications, including issued patents and patent applications relating to Fuzeon, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, our patents will provide if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us. Further, we cannot assure you that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues or is otherwise published, we cannot assure you that others have not filed patent applications for technology covered by our pending applications. Moreover, we cannot assure you that we were the first to invent the technology, which, under U.S. patent law, is a prerequisite to obtaining patent coverage. In the event that a third party has also filed a U.S. patent application on the technology, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, i.e., which party was the first to invent. The costs of these proceedings can be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims. Such proceedings are expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or enforceable or may refuse to stop the other party from using the technology at issue on the grounds that its technology is not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we cannot assure you that we will be able to prevent infringement or misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Other companies, universities and research institutions conduct research and development efforts in market segments, including viral fusion inhibition and the treatment of HIV infection, where we and our collaborators focus research and development activities. While we are not aware of any patents held by these third parties that that we believe will limit our ability to use, manufacture, market or sell Fuzeon or our other drug candidates, these third parties may have obtained or may obtain patents that do so. We cannot assure you that third parties will not assert patent infringement or other intellectual property claims against us or our collaborators with respect to technologies used in Fuzeon or our other drug candidates. Any claims that might be brought against us relating to infringement of third party patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our drug development and commercialization efforts or other business operations. As a result of a patent infringement suit brought against us, we may have to cease or delay development activities, unless that party is willing to grant us rights to use its intellectual property. Thus we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential drugs. Those licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential drugs at all or we may encounter significant delays in drug development while we redesign potentially infringing drugs or methods.

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

The WAC of a one year’s supply of Fuzeon in the United States is just under $20,000. This price is significantly higher than any of the other approved anti-HIV drugs. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently Fuzeon is covered by Medicaid in all 50 states, 34 of the state and territorial Aids Drug Assistance Programs, or ADAPs, and a majority of private insurers. However there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that they will provide reimbursement for Fuzeon. And other payors may require co-payments by the patient in order to receive reimbursement for Fuzeon that are significantly higher than those required for other anti-HIV drugs. We and Roche will continue to actively address these issues during 2004.

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

Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

•	the market acceptance and sales levels for Fuzeon;

•	the status and progress of our collaborative agreement with Roche;

•	the status of our research and development activities;

•	the progress of our drug candidates through preclinical testing and clinical trials;

•	the timing of regulatory actions, including the full FDA approval of Fuzeon;

•	our ability to establish manufacturing, sales, marketing and distribution capabilities, either internally or through relationships with third parties;

•	technological and other changes in the competitive landscape;

•	changes in our existing or future research and development relationships and strategic alliances; and

•	the commercial viability of Fuzeon or our other drug candidates.

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

Because our business is very science-oriented and relies considerably on individual skill and experience in the research, development and testing of our drug candidates, we depend heavily on members of our senior management and scientific staff, including Dani P. Bolognesi, Ph.D., our Chief Executive Officer and Chief Scientific Officer. We have entered into employment agreements with Dr. Bolognesi, M. Nixon Ellis, Ph.D., our President, and Robert R. Bonczek, our Chief Financial Officer and General Counsel. Each of these agreements is automatically renewed, subject to termination by either of the parties. We have entered into employment agreements with all employees that are at the level of Vice President or above. These agreements have a term of one year and are renewable at the Company’s option.

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

Our charter requires that we indemnify our directors and officers to the fullest extent permitted by Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement of an action, suit or proceeding brought against any of them by reason of the fact that he or she is or was a director or officer of Trimeris. In addition, expenses incurred by a director or officer in defending any such action, suit or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and executive officers. In furtherance of these obligations, we maintain directors’ and officers’ insurance in the amount of $40 million. Our policies expire in October 2004. Our premiums for these policies continue to increase over previous years. For future renewals, we anticipate that in light of the current business environment, if we are able to retain coverage, we will be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of our insurance coverage may be decreased.

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

ITEM 2.    PROPERTIES

We lease approximately 18,000 square feet of office space at 3518 Westgate Drive, Durham, North Carolina. We lease this space under a sublease agreement that expires on December 31, 2004. We also lease approximately 29,000 square feet of laboratory and office space in Durham under a lease agreement that expires on September 30, 2005. We also sublease approximately 18,000 square feet of laboratory and office space in Durham under a sublease agreement that expires on July 31, 2005. We believe that there will be suitable facilities available should additional space be needed.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings as of the date of this Annual Report on Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the Nasdaq National Market System under the Nasdaq symbol “TRMS” since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the future. As of March 9, 2004 we had approximately 132 shareholders of record, and believe we had approximately 6,500 beneficial shareholders. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the Nasdaq National Market System. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Year ended December 31,
	2002		2003
	High	Low	High	Low
1st Quarter	$46.21	$33.98	$47.36	$39.03
2nd Quarter	$53.16	$37.80	$55.59	$38.05
3rd Quarter	$49.99	$35.78	$55.29	$23.58
4th Quarter	$56.80	$37.85	$35.63	$19.51

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

	For the Years Ended December 31,
	1999	2000	2001	2002	2003
Statements of Operations Data:
Revenue:
Milestone revenue	$4,681	$956	$1,304	$1,133	$2,964
Royalty revenue	—	—	—	—	755

Total revenue	4,681	956	1,304	1,133	3,719

Operating expense:
Collaboration loss	—	—	—	—	25,515
Marketing expense	—	973	3,825	16,722	—
Research and development:
Non-cash compensation	2,174	5,386	(969)	250	(1)
Other research and development expense	17,582	32,970	59,409	50,976	36,824

Total research and development expense	19,756	38,356	58,440	51,226	36,823

General and administrative:
Non-cash compensation	2,524	7,018	1,905	1,645	767
Other general and administrative expense	6,156	7,142	8,048	9,340	7,810

Total general and administrative expense	8,680	14,160	9,953	10,985	8,577

Total operating expenses	28,436	53,489	72,218	78,933	70,915

Operating loss	(23,755)	(52,533)	(70,914)	(77,800)	(67,196)

Interest income	1,729	6,114	4,362	2,230	1,534
Interest expense	(161)	(257)	(189)	(108)	(41)

Total other income (expense)	1,568	5,857	4,173	2,122	1,493

Loss before cumulative effect of change in accounting principle	(22,187)	(46,676)	(66,741)	(75,678)	(65,703)
Cumulative effect of change in accounting principle	—	(4,180)	—	—	—

Net loss	$(22,187)	$(50,856)	$(66,741)	$(75,678)	$(65,703)

Basic and diluted net loss per share (1):
Before cumulative effect of accounting change	$(1.79)	$(3.00)	$(3.96)	$(3.93)	$(3.06)
Accounting change	—	(0.27)	—	—	—

Basic and diluted net loss per share	$(1.79)	$(3.27)	$(3.96)	$(3.93)	$(3.06)

Weighted average shares used in computing basic net loss per share (1)	12,411	15,548	16,870	19,272	21,460

(1)	Computed on the basis described in Note 1 to Financial Statements.

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,023	$31,349	$22,288	$119,729	$85,714
Working capital	36,856	73,998	51,636	128,389	75,741
Total assets	51,650	98,933	80,644	154,539	98,600
Long-term notes payable and capital lease obligations, less current installments	1,206	1,861	1,014	321	—
Accumulated deficit	(71,298)	(122,154)	(188,895)	(264,573)	(330,276)
Total stockholders’ equity	39,066	73,379	53,494	130,127	68,668

Selected Quarterly Financial Data

(in thousands, except per share data)

	Q1 2002	Q2 2002	Q3 2002	Q4 2002
Statements of Operations Data:
Milestone revenue	$326	$326	$326	$155

Operating expense:
Marketing expense	1,525	2,985	3,640	8,572
Research and development:
Non-cash compensation	(21)	149	98	24
Other research and development expense	14,759	11,925	12,232	12,060

Total research and development expenses	14,738	12,074	12,330	12,084

General and administrative:
Non-cash compensation	403	415	414	413
Other general and administrative expense	1,865	2,031	2,502	2,942

Total general and administrative expenses	2,268	2,446	2,916	3,355

Total operating expenses	18,531	17,505	18,886	24,011

Operating loss	(18,205)	(17,179)	(18,560)	(23,856)

Interest income	537	516	446	731
Interest expense	(33)	(31)	(24)	(20)

Total other income, net	504	485	422	711

Net loss	$(17,701)	$(16,694)	$(18,138)	$(23,145)

Basic and diluted net loss per share (1)	$(0.97)	$(.89)	$(0.97)	$(1.09)

Weighted average shares used in computing basic net loss per share (1)	18,286	18,736	18,776	21,281

	Q1 2003	Q2 2003	Q3 2003	Q4 2003
Statements of Operations Data:
Revenue
Milestone revenue	$236	$750	$989	$989
Royalty revenue	—	87	234	434

Total revenue	236	837	1,223	1,423

Operating expense:
Collaboration loss	4,452	5,763	5,231	10,069
Research and development:
Non-cash compensation	(60)	203	(125)	(19)
Other research and development expense	9,683	10,694	10,850	5,597

Total research and development expense	9,623	10,897	10,725	5,578

General and administrative:
Non-cash compensation	412	233	122	—
Other general and administrative expense	2,168	2,399	2,088	1,155

Total general and administrative expense	2,580	2,632	2,210	1,155

Total operating expenses	16,655	19,292	18,166	16,802

Operating loss	(16,419)	(18,455)	(16,943)	(15,379)

Interest income	506	414	323	291
Interest expense	(15)	(11)	(9)	(6)

Total other income, net	491	403	314	285

Net loss	$(15,928)	$(18,052)	$(16,629)	$(15,094)

Basic and diluted net loss per share (1)	$(0.75)	$(0.84)	$(0.77)	$(0.70)

Weighted average shares used in computing basic net loss per share (1)	21,375	21,418	21,513	21,525

(1)	Computed on the basis described in Note 1 to Financial Statements. The sum of quarterly net loss per share amounts may not equal the net loss per share for the year due to the effects of rounding.

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

OVERVIEW

We began our operations in January 1993 and prior to 2003 were a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

•	the development, patenting, preclinical testing and clinical trials of our drug candidates, Fuzeon and T-1249,

•	the development of a manufacturing process for Fuzeon and T-1249,

•	production of drug material for future clinical trials of Fuzeon and T-1249,

•	preparation of materials for regulatory filings for Fuzeon,

•	pre-marketing and marketing activities for the commercial launch of Fuzeon, and

•	research and development and preclinical testing of other potential product candidates.

We have lost money since inception and, as of December 31, 2003, had an accumulated deficit of approximately $330.3 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and milestone payments from Roche. We may never generate significant revenue from product sales or royalties.

Currently, our only significant source of revenue is from the sale of Fuzeon. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. Marketing expenses in the United States and Canada exceeded the gross margin from the sale of Fuzeon in these countries during 2003, resulting in negative cash flow from the sale of Fuzeon in these countries in 2003. During 2003, our share of this negative cash flow exceeded royalties received from the sale of Fuzeon outside these countries. As a result, we had negative cash flow from the sale of Fuzeon worldwide during 2003.

Development of current and future drug candidates will require additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur losses for the foreseeable future and these losses may increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

•	the sales levels and market acceptance achieved by Fuzeon,

•	the status of our research and development activities,

•	product candidate discovery and development efforts, including preclinical testing and clinical trials,

•	the timing of regulatory actions, including the potential full approval of Fuzeon by the FDA,

•	the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

•	our ability to work with Roche to manufacture, develop, sell, market and distribute Fuzeon,

•	technological and other changes in the competitive landscape,

•	changes in our existing or future research and development relationships and strategic alliances,

•	development of any future research and development relationships or strategic alliances,

•	evaluation of the commercial viability of potential product candidates, and

•	other factors, many of which are outside of our control.

As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or Roche’s ability to successfully develop and obtain and maintain regulatory approval for Fuzeon or other drug candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never achieve profitable operations, even if we achieve increased Fuzeon sales levels.

Critical Accounting Policies

We believe the following accounting policies are the most critical to our financial statements. We believe they are important to the presentation of our financial condition, and require the highest degree of management judgment to make the estimates necessary to ensure their fair presentation. Actual results could differ from those estimates.

Revenue Recognition Under Staff Accounting Bulletin No. 104

Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Further, SAB No. 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB No. 104.

Milestone Revenue

SAB No. 104 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The primary estimates we make in connection with the application of this policy is the length of the period of the research and development under our collaboration agreement with Roche, and the estimated commercial life of Fuzeon. In the event our judgment of the length of these terms changes, the milestone revenue to be recognized under our collaboration with Roche would change prospectively in accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes.” If either term is expected to be longer, the amount of revenue recognized would be less per quarter than currently being recognized. If either term is expected to be shorter, the amount of revenue recognized would be more per quarter than currently being recognized.

During the fourth quarter of 2002, we increased our estimate of the length of this development term based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche. Our expectations at that time for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. Any future change in our judgment of the length of this research and development term will result in a prospective change in the milestone revenue to be recognized under our collaboration with Roche. Any future research and development milestone payments received from Roche under our collaboration agreement will be amortized from the date the milestone is achieved to the end of the remaining research and development term. We recorded an $8 million milestone in March 2003 and a $5 million milestone in May 2003. Through December 31, 2003, these milestones were amortized on a straight line basis from the date recorded to mid 2007. We also recorded a $2.5 million milestone related to Fuzeon manufacturing in June 2003 that will be amortized on a straight line basis from the date recorded through the end of the current patent life of Fuzeon, which is our current estimate of the commercial life of Fuzeon.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we increased our estimate of the length of the research and development period for our Roche collaboration to 2010 based on an estimate of the development period for T-1249 or a replacement compound that may be substituted under our collaboration agreement. As a result, revenue recognized related to these payments in 2004 is expected to be approximately $900,000 less than the amount recognized in 2003.

Royalty Revenue

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon outside the United States and Canada, which began in June 2003. These royalties are recognized as revenue when the sales are earned. Royalties of $755,000 were recognized as revenue during 2003.

Collaboration Loss

Product sales of Fuzeon began in the United States on March 27, 2003. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Roche has entered into an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States. This exclusive arrangement terminates on March 27, 2004, unless renewed. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At December 31, 2003, we estimated the future volatility at 50% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in January 2004. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At December 31, 2003, there were options to purchase approximately 22,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

Call Transaction Accounting

In September 2001 and April 2002, we entered into derivative transactions with a financial institution that could have been settled by selling shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. We received proceeds from the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19. An extensive list of requirements, including the ability to settle the transaction by issuing stock, is required by EITF Issue No. 00-19 in order to allow accounting for proceeds received as an increase to additional paid-in capital. The contracts for our derivative transactions met the detailed requirements in EITF Issue No. 00-19. Proceeds of $344,000 and $388,000 were received and credited to additional paid-in-capital in the years ended December 31, 2001 and 2002, respectively. In the event these contracts did not meet the requirements in EITF Issue No. 00-19, these transactions would be accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires derivatives to be recorded on the balance sheet at fair value and would require the carrying value of these call options to be adjusted at the end of each reporting period until their expiration or exercise. All outstanding derivative transactions have expired unexercised.

RESULTS OF OPERATIONS

Comparison Of Years Ended December 31, 2001, 2002 and 2003

Milestone Revenue.    Total milestone revenue of $1.3 million, $1.1 million and $3.0 million for 2001, 2002 and 2003, respectively, represents the amortization of milestone payments from Roche for milestones achieved under our collaboration agreement, recorded at the time the specific milestone was achieved. We recorded and are amortizing a $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, a $2.0 million milestone recorded in 2000, and milestones of $8.0 million, and $5.0 million recorded in 2003, over the expected research and development period of our collaboration with Roche in accordance with SAB No. 101. We recorded a $2.5 million milestone related to manufacturing in 2003 that we are amortizing over the expected commercial life of Fuzeon. During the fourth quarter of 2002, we increased our estimate of the length of this development period based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20. The change in our estimate of the development term resulted in less revenue recognized in 2002 than in 2001.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we increased our estimate of the length of the research and development period for our Roche collaboration to 2010 based on an estimate of the development period for T-1249 or another development compound under our collaboration agreement. As a result, revenue recognized related to these payments in 2004 is expected to be approximately $900,000 less than the amount recognized in 2003.

Royalty Revenue    Total royalty revenue was $755,000 for 2003. Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. Total net sales outside the United States and Canada for 2003 were $7.6 million, including $4.4 million during the three months ended December 31, 2003.

Collaboration Loss.    Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Collaboration loss is calculated as follows. Total gross sales of Fuzeon in the United States and Canada are reduced by any sales returns, allowances, discounts or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. Our 50% share of the operating income or loss is reported as collaboration income or loss. Product sales of Fuzeon began in the United States on March 27, 2003. Total net sales of Fuzeon were $28.3 million during 2003. During 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the sale of Fuzeon in the United States of $25.5 million. Roche has entered into an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

During 2003, we shipped approximately 19,000 kits of Fuzeon to paying patients in the United States and Canada. A kit represents a one-month supply of Fuzeon for a patient. We shipped approximately 3,000 kits during the quarter ended June 30, 2003, 7,000 kits during the quarter ended September 30, 2003, and 9,000 kits during the quarter ended December 31, 2003. The number of kits shipped may not remain constant and may increase or decrease in the future.

We believe the number of prescriptions received for new patients was relatively constant at around 400-500 per month during the three months ended December 31, 2003, adjusted for fluctuations during holiday periods. The number of prescriptions received for new patients may not remain constant and may increase or decrease in the future. These new patient prescriptions include prescriptions for patients who eventually receive Fuzeon through reimbursement by traditional HIV drug reimbursement channels, patients who eventually receive Fuzeon through reimbursement by the Fuzeon Patient Assistance Program, and patients who never receive Fuzeon.

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

Research And Development Expenses.    Total research and development expenses were $58.4 million, $51.2 million and $36.8 million for 2001, 2002 and 2003, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until December 30, 2003 for Fuzeon and T-1249.

Non-cash compensation expense changed from $969,000 in expense reversal in 2001 to $250,000 in expense in 2002. The change in expense resulted because the cumulative expense calculated under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for stock options previously granted to non-employees was less at December 31, 2001 compared to December 31, 2000, because of the decrease in the market price of our stock from December 31, 2000 to December 31, 2001. The cumulative expense calculated under EITF 96-18 was slightly higher at December 31, 2002 compared to December 31, 2001 due to additional vesting of the options. The closing market price per share of our stock was $54.88, $44.97, and $43.17 on December 31, 2000, 2001 and 2002, respectively. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested. During the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested.

Non-cash compensation expense changed from $250,000 in expense in 2002 to $1,000 in expense reversal in 2003. The change in expense resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was less at December 31, 2003 compared to December 31, 2002, primarily because of the decrease in the market price of our stock from $43.17 at December 31, 2002 to $20.94 at December 31, 2003, and the fact that a significant number of the options previously granted to non-employees became vested during 2002. At December 31, 2003, the majority of these options are vested.

Total other research and development expenses which are total research and development expenses net of non-cash compensation charges decreased from $59.4 million in 2001 to $51.0 million in 2002 because during 2002 we incurred less expense than in 2001 for:

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

Total other research and development expenses decreased from $51.0 million in 2002 to $36.8 million in 2003 because during 2003 we incurred less expense than in 2002 for:

•	production of drug material for Fuzeon clinical trials,

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000, and the data accumulation and compilation process for clinical data from these trials,

•	our Phase II clinical trials for Fuzeon which were substantially completed in 2002.

During 2003, we extended the term of our research agreement with Roche to December 2005. We received reimbursement from Roche for their 50% share of certain research and development expenses incurred during 2003.

These decreases in expenses were partially offset by an increase in expenses compared to 2002 for production of drug material for T-1249 clinical trials.

Total research personnel were 70, 88 and 91 at December 31, 2001, 2002 and 2003, respectively. We expect research and development expenses, net of the reimbursements for Fuzeon and T-1249 development costs from Roche, to decrease during 2004, barring any unforeseen changes, due to:

•	reduced development expenses for T-1249 due to the decision to put that development program on hold,

•	reduced development expenses for Fuzeon due to the fact that we received accelerated FDA approval, and submitted 48 week data for full FDA approval during 2003, and

•	reduced expenses as a result of a headcount reduction that we implemented in January 2004.

General and Administrative Expenses.    Total general and administrative expenses were $10.0 million, $11.0 million and $8.6 million for 2001, 2002 and 2003, respectively.

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

Non-cash compensation expense decreased from $1.6 million in 2002 to $800,000 in 2003 primarily due to the fact that some of the options previously granted to a former consultant who became an employee during 2001 became vested during 2002, and the remaining options granted to this individual became vested during 2003.

Other general and administrative expense increased from $8.0 million in 2001 to $9.3 million in 2002 because during 2002, we:

•	increased administrative personnel from 30 in 2001 to 40 in 2002 to support our growth,

•	incurred increased professional fees related to a legal dispute with a former consultant, and

•	incurred increased professional fees to support our growth.

Other general and administrative expense decreased from $9.3 million in 2002 to $7.8 million in 2003 because during 2003 we:

•	did not incur professional fees related to a legal dispute with a former consultant that was settled in 2002, and

•	did not pay bonuses to our three top executives for 2003.

These decreases were partially offset by increased expenses in 2003 because we:

•	incurred increased premiums for directors and officers’ insurance, and

•	incurred additional professional fees due to new requirements recently placed on public companies by The Sarbanes-Oxley Act of 2002.

Total general and administrative employees were 30, 40 and 41 at December 31, 2001, 2002 and 2003, respectively. We expect other general and administrative expenses to increase in the future due to:

•	increased costs to meet new requirements placed on public companies by The Sarbanes-Oxley Act of 2002 and related regulations issued by the SEC and new Nasdaq listing standards, and

•	increased costs for directors and officers’ insurance and other insurance coverage.

These expected increases will be partially offset by reduced expenses due to a headcount reduction that we implemented in January 2004.

Other Income (Expense).    Other income (expense) consists of interest income and expense. Total other income was $4.2 million, $2.1 million and $1.5 million for 2001, 2002 and 2003, respectively. The decrease in 2002 was primarily due to lower interest income because of lower interest rates on our portfolio during 2002 compared to 2001, net of a slight increase in average investment balances during 2002 compared to 2001. The decrease in 2003 was primarily due to lower interest income because of lower interest rates on our portfolio during 2003 compared to 2002, net of a slight increase in average investment balances during 2003 compared to 2002. We expect yields on our investment portfolio to remain at current levels for the foreseeable future based on the current short-term interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities.    Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. Net cash used by operating activities was $60.6 million, $73.0 million, and $56.7 million for 2001, 2002 and 2003, respectively. The cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates. The amount used was higher in 2002 primarily due to the increase in other research and development expense to fund development of Fuzeon and due to an increase in marketing expenses. The amount used was lower in 2003 due to milestone payments received from Roche and reduced research and development expenses for the development of Fuzeon.

Investing Activities.    Cash provided by investing activities was $7.3 million, $21.4 million and $20.7 million for 2001, 2002 and 2003, respectively. The amount provided for 2001, 2002 and 2003 resulted from the sale of short-term investments to fund our operating activities. Cash provided by financing activities was $44.2 million, $149.0 million, and $2.0 million in 2001, 2002 and 2003, respectively. During 2001 and 2002, the cash provided was primarily the result of the sale of our common stock during those years. During 2003, the cash provided was primarily due to the exercise of employee stock options.

Cash Flow.    As of December 31, 2003, we had $92.2 million in cash and cash equivalents and short-term-investments, compared to $149.2 million as of December 31, 2002. The decrease is primarily a result of the cash used by operating activities during 2003.

In September 2001 and April 2002, we entered into derivative transactions with a financial institution, which are described below under “Off-Balance Sheet Arrangements.” Proceeds of $344,000 and $388,000 were received and credited to additional paid-in-capital in December 31, 2001 and 2002, respectively, in accordance with EITF 00-19. We may enter into similar transactions in the future, subject to market conditions.

Future Capital Requirements.    We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and our other potential drug candidates for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidate and compound discovery and development efforts, including:

•	expenditures for marketing activities related to Fuzeon,

•	research and development and preclinical testing of other product candidates, and

•	the development of our proprietary technology platform.

Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. Under provisions of this agreement, we expect our contribution to the selling and marketing expenses for Fuzeon in 2004 to be approximately $10 million, even though Roche expects to spend significantly more on these expenses. If we achieve certain cumulative levels of sales for Fuzeon in the United States and Canada, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche at a future date over several years. At current sales levels, based on this limitation on marketing expenses, we believe we could realize positive cash flow from the sale of Fuzeon in the United States and Canada in 2004. In addition, we expect to receive royalties from Roche on the sale of Fuzeon outside the United States and Canada.

Based on our new cost structure subsequent to our headcount reduction and our decision with Roche to put development of T-1249 on hold in January 2004, gross cash expenditures for 2004 are expected to range from $44 million to $52 million. These gross expenditures include $22 to $27 million for research and development expenses, $12 to $15 million for general and administrative expenses, and $10 million for our share of Fuzeon selling and marketing expense. At current Fuzeon sales levels, our share of the gross margin from the sale of

Fuzeon in the United States and Canada, combined with royalties from the sale of Fuzeon in the rest of the world, would range from $14 million to $17 million. At these sales levels, we believe our net cash outflow would range from $27 million to $38 million for 2004. If sales levels are higher or expenses are lower, our net cash outflow would be lower, if sales levels are lower or expenses are higher, our net cash outflow would be higher.

As of December 31, 2003, we had commitments of approximately $1.2 million to purchase product candidate materials and fund various clinical studies over the next 15 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 in the United States and Canada. We also expect to have capital expenditures of approximately $1.2 million during 2004 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

Barring unforeseen developments, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for the next 24 months. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon and T-1249, our capital requirements would increase substantially beyond our current expectations.

Financing Activities.    Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock until such time, if ever, as we are able to generate significant funds from operations.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the level of market acceptance and sales levels achieved by Fuzeon; the availability of funds from Roche under our collaboration agreement; the condition of public capital markets; the progress and scope of our product development programs; the magnitude of these programs; the results of preclinical testing and clinical trials; the need for additional facilities based on the results of these clinical trials and other product development programs; changes in the focus and direction of our product development programs; the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights; competitive factors and technological advances; the cost, timing and outcome of regulatory reviews; changes in the requirements of the FDA; administrative and legal expenses; evaluation of the commercial viability of potential product candidates and compounds; the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions; and other factors, many of which are outside of our control.

Contractual Obligations.    The following table summarizes our material contractual commitments at December 31, 2003 (in thousands):

Contractual Obligation	2004	2005	2006	2007	Total
Capital leases	$279	$—	$—	$—	$279
Operating leases*	1,483	739	—	—	2,222
Other contractual obligations**	1,132	80	—	—	1,212

Total	$2,894	$819	$—	$—	$3,713

*	We believe that we will either extend our current real estate leases or enter into leases with similar terms and conditions in the future.
**	Includes contracts to purchase product candidate materials and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for our properties. In the past we have entered into derivative transactions as described below. These transactions represent call options sold on our stock to a third party financial institution and were entered into in order to generate cash from the option premiums and provide us with the opportunity to raise capital at prices significantly in excess of the market price at the time of the transaction. All of these options have expired unexercised. In the event these options were exercised, we expect they would have been settled by issuing shares of our stock. We have no subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

In September 2001 and April 2002, we entered into derivative transactions with a financial institution that could have been settled by selling up to 307,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. Alternatively, we had the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. These contracts were expected to be settled by issuing shares of our stock in the event the options were exercised. These agreements expired unexercised. We received approximately $344,000 and $388,000 in 2001 and 2002, respectively, in proceeds for the sale of these call options that were accounted for as an increase to additional paid-in capital in accordance with EITF 00-19. We may enter into similar transactions in the future, subject to market conditions. We enter into these transactions as a potential method to raise capital and not to speculate on the future market price of our stock.

Trimeris 401(k) Plan

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all qualified employees. Employees may elect a salary reduction from 1% to 75% as a contribution to the Plan, up to the annual Internal Revenue Service allowable contribution limit. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees’ contributions. Beginning in 1998, we matched up to 100% of an employee’s annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee’s contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At December 31, 2003, there were approximately 47,000 shares of our stock held by the Plan. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service. Employees may sell their vested shares at any time, subject to applicable laws and the requirements of our insider trading policy, and reinvest the proceeds in the other investment options available within the Plan.

On October 17, 2003, Plan participants were notified of a change to the provider for our Plan that was effective on December 1, 2003. As a result of this change, there was a temporary suspension of trading, or blackout period, in plan assets, including Trimeris stock held in the Plan. This blackout period began on November 21, 2003 and ended on January 16, 2004. As required by The Sarbanes-Oxley Act of 2002, directors and officers of Trimeris were prohibited during this blackout period from executing transactions involving or relating to any shares of Trimeris stock acquired in connection with their service or employment as a director or officer of Trimeris.

Net Operating Loss Carryforwards

As of December 31, 2003, we had a net operating loss carryforward of approximately $310.5 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and other deferred tax assets, and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986, as amended.

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

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and if separation is appropriate, how the consideration should be measured and allocated to the identified accounting units. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that adoption of EITF 00-21 will have a material impact on our financial statements.

In December 2003, SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was issued. SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132 (revised) generally is effective for fiscal years ending after December 15, 2003. Our disclosures in note 8 incorporate the requirements of SFAS No. 132 (revised).

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

Corporate Code of Ethics

We have a code of ethics for our employees and officers. This document is available on our website at the following address: http://trimeris.com/about/trimeris_code_of_ethics.pdf.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 2003. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$85,117	1.23%
Short-term investments—fixed rate	6,484	1.35%
Overnight cash investments—fixed rate	597	0.25%

Total investment securities	$92,198	1.23%

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

ITEM 9A.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the Company’s management as of December 31, 2003. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company and its management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their required evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective as of December 31, 2003.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect our internal control. Internal controls are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 as to principal accounting fees and services is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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

We furnished a report on Form 8-K on October 16, 2003 under Item 12 attaching a press release announcing our financial results for the third quarter of 2003.

We furnished a report on Form 8-K on October 17, 2003 under Item 12 attaching the transcript of our conference call held on October 15, 2003.

We filed a report on Form 8-K on October 21, 2003 under Item 11 attaching a press release describing a blackout period for the Trimeris, Inc. Employee 401 (k) Plan.

We filed a report on Form 8-K on October 27, 2003 under Item 5 attaching a press release providing information on additional analysis of 48-week data from clinical trials of Fuzeon.

We filed a report on Form 8-K on December 16, 2003 under Item 5 attaching a press release announcing the submission of 48-week data to the FDA seeking full approval of Fuzeon.

We filed a report on Form 8-K on December 19, 2003 under Item 11 announcing the temporary suspension of trading under the Trimeris, Inc. Employee 401(k) Plan.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of Trimeris, Inc.:

We have audited the accompanying balance sheets of Trimeris, Inc. (the “Company”) as of December 31, 2002 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Raleigh, North Carolina

February 3, 2004

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	As of December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$119,729	$85,714
Short-term investments	29,453	6,484
Accounts receivable	1	1
Prepaid expenses	1,130	2,105

Total current assets	150,313	94,304

Property, furniture and equipment, net of accumulated depreciation and amortization of $8,695 and $10,306 at December 31, 2002 and 2003, respectively	2,816	2,578
Other assets:
Patent costs, net of accumulated amortization of $125 and $196 at December 31, 2002 and 2003, respectively	1,245	1,650
Equipment deposits	165	68

Total other assets	1,410	1,718

Total assets	$154,539	$98,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,492	$893
Accounts payable—Roche	15,249	11,029
Current installments of obligations under capital leases	694	274
Accrued compensation	2,967	1,739
Deferred revenue—Roche	620	3,954
Accrued expenses	902	674

Total current liabilities	21,924	18,563
Obligations under capital leases, excluding current installments	321	—
Deferred revenue—Roche	2,167	11,369

Total liabilities	24,412	29,932

Stockholders’ equity:
Preferred Stock at $0.001 par value per share, authorized 10,000 shares; issued and outstanding zero shares at December 31, 2002 and 2003	—	—
Common Stock at $0.001 par value per share, authorized 60,000 shares; issued and outstanding 21,366 and 21,573 shares at December 31, 2002 and 2003, respectively	21	22
Additional paid-in capital	395,536	398,925
Accumulated deficit	(264,573)	(330,276)
Deferred compensation	(824)	—
Accumulated other comprehensive income (loss)	(33)	(3)

Total stockholders’ equity	130,127	68,668

Commitments and contingencies
Total liabilities and stockholders’ equity	$154,539	$98,600

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2001	2002	2003
Revenue:
Milestone revenue	$1,304	$1,133	$2,964
Royalty revenue	—	—	755

Total revenue	1,304	1,133	3,719

Operating expenses:
Collaboration loss	—	—	25,515

Marketing expense	3,825	16,722	—

Research and development:
Non-cash compensation	(969)	250	(1)
Other research and development expense	59,409	50,976	36,824

Total research and development expense	58,440	51,226	36,823

General and administrative:
Non-cash compensation	1,905	1,645	767
Other general and administrative expense	8,048	9,340	7,810

Total general and administrative expense	9,953	10,985	8,577

Total operating expenses	72,218	78,933	70,915

Operating loss	(70,914)	(77,800)	(67,196)

Other income (expense):
Interest income	4,362	2,230	1,534
Interest expense	(189)	(108)	(41)

	4,173	2,122	1,493

Net loss	$(66,741)	$(75,678)	$(65,703)

Basic and diluted net loss per share	$(3.96)	$(3.93)	$(3.06)

Weighted average shares used in per share computations	16,870	19,272	21,460

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2002, and 2003

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Notes receivable from stockholders	Net Stockholders’ Equity
	Number of shares	Par Value	Number of Shares	Par Value
Balance as of December 31, 2000	—	—	15,863	$16	$196,844	$(122,154)	$(1,394)	$76	$(9)	$73,379
Loss for the year	—	—	—	—	—	(66,741)	—	—	—	(66,741)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	113	—	113

Comprehensive (loss) income for period									—	(66,628)
Issuance of shares in private placement, net	—	—	1,396	1	43,384	—	—	—	—	43,385
Exercise of stock options	—	—	127	—	1,249	—	—	—	—	1,249
Issuance of stock for 401 (K) match		—	10	—	481	—	—	—	—	481
Issuance of stock under Employee Stock Purchase Plan	—	—	18	—	348	—	—	—	—	348
Proceeds from sale of call options	—	—	—	—	344	—	—	—	—	344
Amortization of deferred compensation (reversal of compensation expense)	—	—	—	—	(1,254)	—	2,190	—	—	936
Deferred compensation recorded for consultant that became an employee	—	—	—	—	3,329	—	(3,329)	—	—	—

Balance as of December 31, 2001	—	—	17,414	$17	244,725	(188,895)	(2,533)	189	(9)	$53,494
Loss for the year	—	—	—	—	—	(75,678)	—	—	—	(75,678)
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	(222)	—	(222)

Comprehensive (loss) income for period									—	(75,900)
Issuance of shares in private placement, net	—	—	1,258	1	40,764	—	—	—	—	40,765
Issuance of shares in public offering, net	—	—	2,505	3	106,723	—	—	—	—	106,726
Exercise of stock options	—	—	155	—	1,508	—	—	—	—	1,508
Issuance of stock for 401 (K) match	—	—	15	—	662	—	—	—	—	662
Issuance of stock under Employee Stock Purchase Plan	—	—	14	—	501	—	—	—	—	501
Proceeds from sale of call options	—	—	—	—	388	—	—	—	—	388
Amortization of deferred compensation	—	—	—	—	22	—	1,873	—	—	1,895
Restricted stock donation	—	—	2	—	79	—	—	—	—	79
Restricted stock grant	—	—	3	—	164	—	(164)	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	9	9

Balance as of December 31, 2002	—	$—	21,366	$21	$395,536	$(264,573)	$(824)	$(33)	$—	$130,127
Loss for the year	—	—	—	—	—	(65,703)	—	—	—	(65,703)
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	30	—	30

Comprehensive (loss) income for period									—	(65,673)
Exercise of stock options	—	—	156	1	2,243	—	—	—	—	2,244
Issuance of stock for 401 (K) match	—	—	35	—	724	—	—	—	—	724
Issuance of stock under Employee Stock Purchase Plan	—	—	16	—	480	—	—	—	—	480
Amortization of deferred compensation (reversal of compensation expense)	—	—	—	—	(58)	—	824	—	—	766

Balance as of December 31, 2003	—	$—	21,573	$22	$398,925	$(330,276)	$—	$(3)	$—	$68,668

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net loss.	$(66,741)	$(75,678)	$(65,703)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property, furniture and equipment	1,870	1,912	1,615
Non-cash compensation expense	936	1,895	766
Amortization of deferred revenue—Roche	(1,304)	(1,133)	(2,964)
Other amortization	43	37	71
401 (K) plan stock match	481	662	724
Restricted stock donation	—	79	—
Patent costs expensed	—	677	424
Decrease (increase) in assets:
Accounts receivable and loans to employees	2	1	—
Prepaid expenses	39	(776)	(975)
Other assets	60	30	97
Increase (decrease) in liabilities:
Accounts payable	(782)	(1,202)	(599)
Accounts payable—Roche	3,313	2,380	(4,220)
Accrued compensation	689	919	(1,228)
Accrued expenses	773	(2,775)	(228)
Deferred revenue—Roche	—	—	15,500

Net cash used by operating activities	(60,621)	(72,972)	(56,720)

Cash flows from investing activities:
Purchase of property, furniture and equipment	(1,666)	(949)	(1,377)
Sales of short-term investments	—	1,100	—
Purchases of short-term investments	(102,997)	(67,991)	(12,725)
Maturities of short-term investments	112,623	89,728	35,724
Patent costs	(633)	(445)	(900)

Net cash provided by investing activities	7,327	21,443	20,722

Cash flows from financing activities:
Principal payments under capital lease obligations	(1,093)	(927)	(741)
Proceeds from issuance of Common Stock, net	43,385	147,491	—
Proceeds from sale of call options	344	388	—
Proceeds from exercise of stock options	1,249	1,508	2,244
Employee stock purchase plan stock issuance	348	501	480
Repayment of notes receivable from stockholders	—	9	—

Net cash provided by financing activities	44,233	148,970	1,983

Net increase (decrease) in cash and cash equivalents	(9,061)	97,441	(34,015)
Cash and cash equivalents at beginning of year	31,349	22,288	119,729

Cash and cash equivalents at end of year	$22,288	$119,729	$85,714

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$189	$108	$41

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Trimeris, Inc. (the “Company”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. Prior to April 1, 2003, the financial statements were prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” to recognize the fact that the Company was devoting substantially all of its efforts to establishing a new business. Principal operations commenced with the commercial launch of Fuzeon® on March 27, 2003, and revenue was recognized from the sale of Fuzeon during the year ended December 31, 2003. As a result, beginning on April 1, 2003, the Company no longer prepares its financial statements in accordance with SFAS No. 7.

The Company has a worldwide agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20, currently known as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a replacement compound. Fuzeon is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, and receives a royalty based on net sales of Fuzeon outside the United States and Canada.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $119.7 million and $85.7 million at December 31, 2002 and 2003, respectively, are stated at cost and consist primarily of overnight commercial paper, variable rate demand notes, commercial paper, short-term debt securities and mutual funds that hold these securities. Cash equivalents at December 31, 2002 includes $13.5 million of amounts due from a financial institution for securities matured before December 31, 2002 and settled on January 2, 2003. The carrying amount of cash and cash equivalents approximates fair value.

Short-Term Investments

Short-term investments, which consist of short-term debt securities, commercial paper and federal agency securities, are classified as available-for-sale securities, and are reported at fair value based on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year.

Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is determined using available market information.

Financial instruments other than short-term investments held by the Company include accounts receivable, notes receivable, accounts payable and obligations under capital leases. The Company believes that the carrying amount of these financial instruments approximates their fair value. The Company also has commitments of approximately $1.2 million as described in note 11. The Company believes this amount reflects the approximate fair value of these commitments.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Intangible Assets

Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. There were no impairments identified during 2001. During 2002 and 2003, $677,000 and $424,000 respectively, of patent costs were expensed in other research and development expense because the expected future operating cash flows from these patents was less than their carrying value.

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, the longer of 17 years from the date the patent is granted or 20 years from the initial filing of the patent. Financing costs were incurred as part of the Company’s capital lease agreements and are amortized straight-line over the lease term.

Milestone Revenue and Deferred Revenue—Roche

The $10 million license fee and milestone payments of $15 million received under our collaboration with Roche were recorded as deferred revenue when received and recognized as milestone revenue ratably over the remainder of the research and development period. A $2.5 million milestone related to manufacturing was recorded as deferred revenue when received and is being amortizing over the expected commercial life of Fuzeon. Deferred revenue—Roche represents license and milestone payments received to be recognized as revenue in future periods.

During the fourth quarter of 2002, we increased our estimate of the length of the research and development period based on the expected development schedule of T-1249, the final compound covered by our collaboration agreement with Roche. Our expectations at that time for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. As a result of the change in our estimate of the length of the research and development period during the fourth quarter of 2002, we recognized $171,000 less in revenue in 2002 than we would have, had the period remained unchanged.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we increased our estimate of the length of the research and development period for our Roche collaboration to 2010 based on an estimate of the development period for T-1249 or another development compound that may be substituted under our collaboration agreement. As a result, revenue recognized related to these payments in 2004 is expected to be approximately $900,000 less than the amount recognized for the year ended 2003.

Royalty Revenue

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon outside the United States and Canada. These royalties are recognized as revenue when the sales are earned. Royalties of $755,000 were recognized as revenue during the year ended December 31, 2003.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Collaboration Loss

Product sales of Fuzeon began in the United States on March 27, 2003. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration loss in the Statements of Operations. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Total net sales of Fuzeon in the United States and Canada were $28.3 million during the year ended December 31, 2003. During 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company’s 50% share of operating loss from the sale of Fuzeon in the United States of $25.5 million. Roche has entered into an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States. This exclusive arrangement terminates on March 27, 2004, unless renewed at Roche’s option. Additional specialty distributors are currently being evaluated to expand the distribution and commercial availability of Fuzeon in the United States during 2004. Revenue from product sales is recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its financial statements are: the estimate of the length of the research and development period for our Roche collaboration; the estimate of the future volatility of our stock price used to calculate the value of stock options granted to non-employees; our estimate of sales returns and allowances, discounts and rebates related to sales of Fuzeon; our estimate of losses incurred related to unusable product and supplies; and our estimate of the expected future operating cash flows from our intangible patent assets.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At December 31, 2001, 2002 and 2003, there were 2,161,000, 2,484,000 and 2,701,000 options to purchase common stock outstanding, respectively. At December 31, 2001, 2002 and 2003 there was a warrant outstanding to purchase 362,000 shares of common stock. At December 31, 2002 there were 3,000 shares of unvested restricted stock outstanding, which became fully vested during 2003.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

	2001	2002	2003
Net loss:
As reported	$(66,741)	$(75,678)	$(65,703)
Compensation cost recorded under APB 25	2,190	1,873	824
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(12,174)	(11,833)	(13,813)

Pro forma	$(76,725)	$(85,638)	$(78,692)

Basic and diluted loss per share:
As reported	$(3.96)	$(3.93)	$(3.06)
Pro forma	$(4.55)	$(4.44)	$(3.67)

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2001	2002	2003
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	50.0%	45.0%	50.0%
Risk-free interest rate	4.00%	4.00%	3.50%
Expected life of options	5 years	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years	2 years

Comprehensive Income

Comprehensive income (loss) includes all non-owner changes in equity during a period and is divided into two broad classifications: net income (loss) and other comprehensive income (“OCI”). OCI includes revenue, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists of unrealized gains or losses on securities available for sale.

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

Liquidity

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and our other potential drug candidates for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidate and compound discovery and development efforts, including:

•	expenditures for marketing activities related to Fuzeon,

•	research and development and preclinical testing of other products candidates, and

•	the development of our proprietary technology platform.

Barring unforeseen developments, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for the next 24 months. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financing, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon and T-1249, our capital requirements would increase substantially beyond our current expectations.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2002
Corporate debt securities, maturing in less than 1 year	$13,927	$13	$13	$13,927
Other debt securities, maturing in less than 1 year	3,506	3	—	3,509
Other debt securities, maturing in 3.3 years	2,000	—	27	1,973
Federal agency securities, maturing in less than 1 year	8,051	2	12	8,041
Federal agency securities, maturing in 1 year	2,002	1	—	2,003

	$29,486	$19	$52	$29,453

December 31, 2003
Corporate debt securities, maturing in less than 1 year	$6,487	$—	$3	$6,484

There were no sales of these investments or realized gains or losses during 2001 or 2003. There were sales of $1.1 million of investments in 2002, with a gross realized gain of $3,000 and a gross realized loss of $3,000.

3.    LEASES

The Company is obligated under various capital leases for furniture and equipment that expire at various dates during the next three years. The gross amount of furniture and equipment and related accumulated amortization recorded under capital leases and included in property, furniture and equipment were as follows at December 31, 2002 and 2003 (in thousands):

	2002	2003
Furniture and equipment	$2,999	$1,268
Less accumulated amortization	(2,519)	(1,173)

	$480	$95

The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through September 2005. Rental expense, including maintenance charges, for operating leases during 2001, 2002 and 2003 was $1.0 million, $1.7 million, and $1.7 million respectively.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2003 (in thousands) are:

	CAPITAL LEASES	OPERATING LEASES
Year ending December 31:
2004	$279	$1,483
2005	—	739
2006	—	—

Total minimum lease payments	279	$2,222

Less amount representing interest	5

Present value of net minimum capital lease payments	274
Less current installments of obligations under capital leases	274

Obligations under capital leases, excluding current installments	$—

4.    PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment consists of the following at December 31, 2002 and 2003 (in thousands):

	2002	2003
Furniture and equipment	$7,695	$10,733
Leasehold improvements	817	883
Furniture and equipment under capital lease	2,999	1,268

	11,511	12,884
Less accumulated depreciation and amortization	(8,695)	(10,306)

	$2,816	$2,578

5.    STOCKHOLDERS’ EQUITY

Offerings of Common Stock

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

Derivative Transactions

In September 2001 and April 2002, the Company entered into derivative transactions with a financial institution that could have been settled by selling up to a total of 307,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received approximately $344,000 and $388,000, respectively, in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19,

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

“Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Alternatively, the Company had the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intended to settle the contracts by issuing shares. Derivative transactions relating to 107,000 of these shares expired unexercised in September 2002. Derivative transactions relating to the remaining 200,000 shares expired unexercised in April 2003.

Preferred Stock

The Board of Directors has the authority to issue shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders.

6.    STOCK OPTION PLAN

In 1993, the Company adopted a stock option plan which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. New Stock Option Plan (the “Stock Option Plan”) was implemented and replaced the 1993 plan. Under the Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 4,102,941 shares of Common Stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s Common Stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $0.34 to $78.50 per share. The vesting period generally occurs ratably over four years. At December 31, 2003, there were approximately 1,384,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at inception of the Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $0.43. No more grants will be made under the 1993 plan.

Stock option transactions for the years ended December 31, 2001, 2002 and 2003 are as follows:

	2001	Weighted Average Exercise Price	2002	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Options outstanding at January 1	1,817,000	$22.19	2,161,000	$27.12	2,484,000	$31.32
Granted	578,000	40.22	499,000	43.30	472,000	40.74
Exercised	(127,000)	9.82	(155,000)	9.75	(156,000)	14.35
Cancelled	(107,000)	34.73	(21,000)	42.07	(99,000)	47.01

Options outstanding at end of period	2,161,000	$27.12	2,484,000	$31.32	2,701,000	$33.38

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The following summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34-1.00	100,000	2.70	$0.48	100,000	$0.48
$5.88-8.00	192,000	4.30	$7.87	192,000	$7.87
$9.00-11.625	460,000	5.30	$11.63	460,000	$11.63
$11.626-20.00	162,000	5.65	$16.54	162,000	$16.54
$20.01-40.00	314,000	8.16	$30.37	147,000	$31.74
$40.00-45.11	731,000	8.27	$42.82	461,000	$43.19
$45.11-50.00	465,000	8.10	$47.71	193,000	$48.22
$50.00-78.50	277,000	6.56	$63.40	203,000	$63.50

$0.34-78.50	2,701,000	6.90	$33.38	1,918,000	$29.37

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

Compensation expense for employee stock options was approximately $2.2 million, $1.9 million and $767,000 for 2001, 2002 and 2003, respectively.

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18 over the service period that generally coincides with vesting, generally four years. The measurement date for the calculation of compensation expense is considered to be the date when all services have been rendered or the date that options are fully vested. Compensation expense is recognized during interim periods up to the measurement date based on changes in the fair value of the Company’s common stock. Compensation expense for non-employee stock options of $22,000 for the year ended December 31, 2002, was recorded as an increase to additional paid-in capital. Compensation expense reversal of $1.3 million and $58,000 for the years ended December 31, 2001 and 2003, respectively, was recorded as a decrease to additional paid-in capital.

7.    INCOME TAXES

At December 31, 2003, the Company has net operating loss carryforwards (NOLs) for federal and state income tax purposes of approximately $310.5 million which expire in varying amounts between 2008 and 2023. The Company has research and development credits of $8.2 million which expire in varying amounts between 2008 and 2023.

The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. If the Company’s NOLs are limited, and the Company has taxable income which exceeds the permissible yearly NOL, the Company would incur a federal income tax liability even though NOLs would be available in future years.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The components of deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Deferred tax assets:
Tax loss carryforwards	$98,041	$119,906
Tax credits	6,645	8,242
Deferred revenue	1,073	5,918
Reserves and accruals	3,630	3,527

Total gross deferred tax assets	109,389	137,593
Valuation allowance	(109,389)	(137,593)

Net deferred asset	—	—
Deferred tax liabilities:
Deferred tax liability	—	—

Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance represents the amount necessary to reduce the Company’s gross deferred tax assets to the amount that is more likely than not to be realized. The increase in the valuation allowance was approximately $27.6 million, $32.6 million, and $28.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

The reasons for the difference between the actual income tax benefit for the years ended December 31, 2001, 2002 and 2003 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

	2001	% of Pre- tax Loss	2002	% of Pre- tax Loss	2003	% of Pre- tax Loss
Income tax benefit at statutory rate	$(22,692)	(34.00)%	$(25,730)	(34.00)%	$(22,339)	(34.00)%
State income taxes, net of federal benefit	—	—	—	—	—	—
Non-deductible meals and entertainment expenses	13	0.02%	14	0.02%	14	0.02%
Non-deductible compensation	745	1.12%	600	0.79%	261	0.40%
Generation of research credit	(2,162)	(3.24)%	(2,280)	(3.01)%	(1,597)	(2.43)%
Change in federal portion of valuation allowance	24,096	36.10%	27,396	36.20%	23,661	36.01%

Income tax benefit	$—	—	$—	—	$—	—

8.    EMPLOYEE BENEFIT PLANS

401 (K) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “401k Plan”) under Section 401 (k) of the Internal Revenue Code covering all qualified employees. Participants may elect a salary reduction from 1% to 75% as a contribution to the 401k Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made quarterly. The 401k Plan permits the Company to match participants’ contributions. Beginning in 1998, the Company matched up to 100% of a participant’s contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company’s stock on the

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

last trading day of the year. During 2001, 10,000 shares were issued, and compensation expense of $481,000 was recognized. During 2002, 15,000 shares were issued, and compensation expense of $662,000 was recognized. During 2003, 35,000 shares were issued, and compensation expense of $724,000, was recognized. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service.

The normal retirement age shall be the later of a participant’s 65th birthday or the fifth anniversary of the first day of the 401k Plan year in which participation commenced. The 401k Plan does not have an early retirement provision.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. A total of 18,000, 14,000, and 16,000 shares were issued under this plan in 2001, 2002, and 2003, respectively. At December 31, 2003 there were 111,000 shares remaining available for issuance.

Post-Retirement Health Insurance Continuation Plan

In June 2001, the Company adopted a post-retirement health insurance continuation plan (“the Plan”). Employees who have achieved the eligibility requirements of 60 years of age and 10 years of service are eligible to participate in the Plan. The Plan provides participants the opportunity to continue participating in the Company’s group health plan after their date of retirement. Participants will pay the cost of health insurance premiums for this coverage, less any contributions by the Company, currently capped at $300 per month per participant. In November 2003, the Plan was amended and the limit on contributions by the Company was changed to 50% of the health insurance premium for the employee and his or her spouse.

The components of net periodic post-retirement benefits cost and the significant assumptions of the Plan for 2001, 2002 and 2003 consisted of the following (in thousands):

	2001	2002	2003
Service cost	$7	$17	$29
Interest cost	1	3	6
Recognized net actuarial loss	—	—	1
Amortization of prior service costs	2	3	3

Total	$10	$23	$39

The Plan’s status as of December 31 was as follows:

	2002	2003
Accumulated post-retirement benefit obligation	$(74)	$(137)
Unrecognized prior service cost	33	29
Unrecognized net loss	8	36

Accrued post-retirement benefit cost	$(33)	$(72)

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The accumulated post-retirement benefit obligation was determined using a discount rate of 6.75% and 6.25% at December 31, 2002 and 2003, respectively. A change in the assumed medical care cost trend rate or the discount rate does not affect the accumulated post-retirement benefit obligation since the benefit is a fixed contribution amount by the Company.

9.    ROCHE COLLABORATION

In July 1999, the Company announced a worldwide agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20, currently known as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a replacement compound. In the United States and Canada, the Company and Roche will share equally development expenses and profits for Fuzeon and T-1249, or a replacement compound. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999, and a milestone payment of $2 million in 2000. The Company recorded a $8 million milestone in March 2003, a $5 million milestone in May 2003, and a $2.5 million milestone in June 2003. Roche will provide up to an additional $40.5 million in cash upon achievement of developmental, regulatory and commercial milestones. This agreement with Roche grants them an exclusive, world-wide license for Fuzeon and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including but not limited to pricing, sales force activities, and promotional activities.

Under provisions of this agreement, the Company expects its contribution to the selling and marketing expenses for Fuzeon in 2004 to be approximately $10 million, even though Roche expects to spend significantly more on these expenses. If certain cumulative levels of sales for Fuzeon are achieved in the United States and Canada, the Company’s share of any additional expenses incurred by Roche during 2004 will be payable to Roche at a future date over several years.

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of Common Stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised at December 31, 2003. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of 10 years.

In 2001, the Company executed a research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will equally fund worldwide research, development and commercialization costs, as well as share equally in profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999. The joint research obligations under the agreement are renewable thereafter on an annual basis. The term of this agreement was extended to December 2005 during 2003.

10.    OTHER COLLABORATIONS

In July 2001, the Company entered into a non-exclusive agreement with Array BioPharma, Inc. (“Array”) to discover orally-available small molecule fusion inhibitors of HIV and respiratory syncytial virus, or RSV. In

April 2002, the Company entered into a non-exclusive agreement with Neokimia, Inc. (“Neokimia”) to discover and develop small molecule HIV fusion inhibitors. In December 2003, Neokimia merged with Tranzyme, Inc. (“Tranzyme”) and Tranzyme acquired Neokimia’s rights and obligations under the April 2002 agreement. Array and Tranzyme will be entitled to receive payments and royalties based on achievement of certain developmental and commercial milestones.

In September 1997, the Company obtained an exclusive, worldwide, royalty-bearing license from the New York Blood Center under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license we are required to pay to the New York Blood Center a royalty equal to one-half of one percent of the net sales of Fuzeon up to $100 million, and one-quarter of one percent of net sales in excess of $100 million. Royalties of $179,000 were expensed during 2003.

11.    COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

As of December 31, 2003, the Company had commitments of approximately $1.2 million to purchase product candidate materials and fund various clinical studies over the next fifteen months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement with Roche. Under this collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada.

12.    REDUCTION IN WORKFORCE

During January of 2004, we put future clinical development of T-1249 on hold. In connection with this programmatic change, the Company reduced its workforce by approximately 25%. Severance and other related costs of approximately $600,000 will be charged to expense in the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

March 12, 2004	/s/ DANI P. BOLOGNESI
Dani P. Bolognesi, Ph.D. Chief Executive Officer and Chief Scientific Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANI P. BOLOGNESI Dani P. Bolognesi, Ph.D.	Chief Executive Officer (principal executive officer), Chief Scientific Officer and Director	March 12, 2004

/s/ ROBERT R. BONCZEK Robert R. Bonczek	Chief Financial Officer and General Counsel (principal financial officer)	March 12, 2004

/s/ M. NIXON ELLIS M. Nixon Ellis	President	March 12, 2004

/s/ TIMOTHY J. CREECH Timothy J. Creech	Vice President of Finance and Secretary (principal accounting officer)	March 12, 2004

/s/ JEFFREY M. LIPTON Jeffrey M. Lipton	Chairman of the Board of Directors	March 12, 2004

/s/ E. GARY COOK E. Gary Cook, Ph.D.	Director	March 12, 2004

/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	March 12, 2004

/s/ J. RICHARD CROUT J. Richard Crout, M.D.	Director	March 12, 2004

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 12, 2004

EXHIBIT INDEX

(a)	Exhibits

3.1 *	Amended and Restated Bylaws of the Registrant.

3.2(f)	Fourth Amended and Restated Certificate of Incorporation of the Registrant

4.1 *	Specimen certificate for shares of Common Stock.

4.2 *	Description of Capital Stock (contained in the Fourth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1 *	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2 *	Cooperation and Strategic Alliance Agreement dated April 21, 1997, between the Registrant and MiniMed Inc.

10.3(j)	Trimeris, Inc. Amended and Restated Stock Incentive Plan.

10.4 *	Trimeris, Inc. Employee Stock Purchase Plan.

10.5 *	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.6 *	Form of Indemnification Agreements.

10.7 *	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.8(a)	Master Lease Agreement dated May 28, 1998 between the Company and Finova Technology Finance, Inc.

10.9(m)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan.

10.10(m)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan.

10.11(b)	Chief Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated April 21, 1999.

10.12(c)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.13(c)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.14(c)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.15(c)	Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999.

10.16(c)	Sublease Agreement between Trimeris, Inc. and Blue Cross and Blue Shield of North Carolina dated May 15, 1999.

10.17(c)	Lease Agreement between Hamad Jassim Althani and Blue Cross and Blue Shield of North Carolina, relating to Sublease Agreement filed as Exhibit 10.21 hereto.

10.18(d)	Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000.

10.19(e)	Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000.

10.20(g)	Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche, Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.21(h)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.22(l)	Lease Assignment and Modification Agreement dated as of September 27, 2001 between Trimeris, Inc., Blue Cross and Blue Shield of North Carolina, and Hamad Jassim Althani.

10.23(l)	Third Amendment to Lease dated as of November 30, 2001 between Hamad Jassim Althani and Trimeris, Inc.

10.24(m)	Fourth Amendment to Lease dated as of February 28, 2003 between Hamad Jassim Althani and Trimeris, Inc.

10.25(l)	Sublease Agreement dated as of December 14, 2001 between Trimeris, Inc. and Triangle Pharmaceuticals, Inc.

10.26(l)	Second Amendment dated as of January 21, 2002 between University Place Properties, LLC and Trimeris, Inc.

10.27(i)	Form of Equity Option Confirmation for Call Transaction.

10.28(k)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.29(n)	Third Amendment of Lease between University Place Properties, LLC and Trimeris, Inc. dated May 28, 2003

10.30	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated November 13, 2003 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.).

10.31	Amendment to the Development and License Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated January 4, 2004 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.).

10.32	Agreement of Sublease by and between Gilead Sciences, Inc. and Trimeris, Inc.

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer

32.1	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer

*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(c)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(d)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 29, 2000.
(e)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(f)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(g)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(h)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed on May 11, 2001.
(i)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(j)	Incorporated by reference to Trimeris’ Registration Statement on Form S-8 filed with the Commission on November 30, 2001.

(k)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.
(l)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 25, 2002.
(m)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.
(n)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.

II-4