Form 10-Q
period 2004-03-31
TRIMERIS INC
filed 2004-05-07
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2004 was 21,607,258.

TRIMERIS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	December 31, 2003	March 31, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,714	$65,527
Short-term investments	6,484	13,309
Accounts receivable	1	—
Prepaid expenses	2,105	1,673

Total current assets	94,304	80,509

Property, furniture and equipment, net	2,578	2,381

Other assets:
Patent costs, net	1,650	1,715
Equipment deposits	68	60

Total other assets	1,718	1,775

Total assets	$98,600	$84,665

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$893	$924
Accounts payable – Roche	11,029	7,525
Current installments of capital lease obligations	274	161
Accrued compensation	1,739	1,717
Deferred revenue – Roche	3,954	2,104
Accrued expenses	674	627

Total current liabilities	18,563	13,058
Deferred revenue - Roche	11,369	12,693

Total liabilities	29,932	25,751

Commitments and contingencies
Stockholders’ equity:
Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2003 and March 31, 2004 (unaudited)	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 21,573 and 21,597 shares issued and outstanding at December 31, 2003 and March 31, 2004 (unaudited)	22	22
Additional paid-in capital	398,925	399,049
Accumulated deficit	(330,276)	(340,152)
Accumulated other comprehensive income (loss)	(3)	(5)

Total stockholders’ equity	68,668	58,914

Total liabilities and stockholders’ equity	$98,600	$84,665

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2004
Revenue:
Milestone revenue	$236	$526
Royalty revenue	—	801

Total revenue	236	1,327

Operating expenses:
Collaboration loss	4,452	2,546

Research and development:
Non-cash compensation	(60)	(51)
Other research and development expense	9,683	6,300

Total research and development expense	9,623	6,249

General and administrative:
Non-cash compensation	412	—
Other general and administrative expense	2,168	2,666

Total general and administrative expense	2,580	2,666

Total operating expenses	16,655	11,461

Operating loss	(16,419)	(10,134)

Other income (expense):
Interest income	506	261
Interest expense	(15)	(3)

Total other income (expense)	491	258

Net loss	$(15,928)	$(9,876)

Basic and diluted net loss per share	$(0.75)	$(0.46)

Weighted average shares used in per share computations	21,375	21,582

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(15,928)	$(9,876)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	437	350
Other amortization	20	14
Amortization of deferred revenue – Roche	(236)	(526)
Non-cash compensation	352	(51)
Changes in operating assets and liabilities:
Accounts receivable	(5)	1
Prepaid expenses	66	432
Other assets	36	8
Accounts payable	(466)	31
Accounts payable – Roche	301	(3,504)
Accrued compensation	(1,049)	(22)
Accrued expenses	(260)	(47)
Deferred revenue – Roche	8,000	—

Net cash used by operating activities	(8,732)	(13,190)

Cash flows from investing activities:
Purchases of short-term investments	(7,445)	(9,362)
Maturities of short-term investments	17,651	2,535
Purchases of property and equipment	(262)	(153)
Patent costs	(275)	(79)

Net cash provided (used) by investing activities	9,669	(7,059)

Cash flows from financing activities:
Principal payments under capital lease obligations	(223)	(113)
Proceeds from exercise of stock options	195	175

Net cash provided (used) by financing activities	(28)	62

Net increase (decrease) in cash and cash equivalents	909	(20,187)
Cash and cash equivalents, beginning of period	119,729	85,714

Cash and cash equivalents, end of period	$120,638	$65,527

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2003 financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004.

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

2. BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At March 31, 2003, there were 2,557,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding. At March 31, 2004, there were 2,764,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

Interest of approximately $15,000 and $3,000 was paid during the three months ended March 31, 2003 and 2004, respectively. No new capital leases were incurred for the three months ended March 31, 2003 or 2004 for the purchase of new furniture and equipment. Unrealized gain on short-term investments totaled $56,000 during the three month period ended March 31, 2003 and unrealized loss on short-term investments totaled $2,000 during the three month period ended March 31, 2004.

4. STOCKHOLDERS’ EQUITY

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

Other Changes

Other significant changes in additional paid-in capital during the three months ended March 31, 2003 and 2004 were $116,000 and $51,000, respectively, charged to additional paid-in capital related to expense reversal of non-cash compensation charges.

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

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of March 31, 2004. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

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

Product sales of Fuzeon began in the United States on March 27, 2003. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration loss in the Statements of Operations. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Total net sales of Fuzeon in the United States and Canada were $7,000 and $16 million during the three months ended March 31, 2003 and 2004, respectively. During the three months ended March 31, 2003 and 2004, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company’s 50% share of operating loss from the sale of Fuzeon in the United States of $4.5 million and $2.5 million, respectively. Roche previously had an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales has been recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. Beginning April 26, 2004, revenue will be recognized when Roche ships drug to wholesalers. Please see note 9 for a discussion of a contingency related to the Roche collaboration.

6. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($15,872,000) for the three months ended March 31, 2003, and ($9,878,000) for the three months ended March 31, 2004. For the Company, other comprehensive income consists of unrealized gains or losses on securities available for sale.

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

	2003	2004
Net loss:
As reported	$(15,928)	$(9,876)
Compensation cost recorded under APB Opinion No. 25	468	—
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(2,967)	(3,865)

Pro forma	$(18,427)	$(13,741)

Basic and diluted loss per share:
As reported	$(0.75)	$(0.46)
Pro forma	$(0.86)	$(0.64)

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2003	2004
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	35.0%	50.0%
Risk-free interest rate	2.00%	3.50%
Expected life of options	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years

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

The components of net periodic post-retirement benefits cost of the Plan for the three months ended March 31, consisted of the following (in thousands):

	2003	2004
Service cost	$7	$11
Interest cost	2	3
Recognized net actuarial loss	—	—
Amortization of prior service costs	1	1

Total	$10	$15

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

As of March 31, 2004, the Company had commitments of approximately $1.1 million to purchase product candidate materials and fund various clinical studies over the next 12 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement. Under the collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada.

On April 19, 2004, we received a bill from Roche for $7.5 million. This bill includes charges for additional cost variances for commercial drug supply sold from March 27, 2003 through March 31, 2004 in the U.S. and charges for costs associated with a change in the method for depreciating assets. We are currently in discussions with Roche regarding this claim. The ultimate resolution of this claim cannot presently be determined, nor can the ultimate liability be estimated at this time. Accordingly, no liability has been recorded for this claim as of March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004. These factors include, but are not limited to:

•	that if Fuzeon does not maintain or increase its market acceptance, our business will be materially harmed;

•	that we have sustained losses since our inception, and expect our losses to continue;

•	that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that even if we are successful in developing a commercially viable drug, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities;

•	that if sufficient amounts of Fuzeon and our other drug candidates cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;

•	that we may not receive all necessary regulatory approvals for Fuzeon or our other drug candidates or approvals may be delayed;

•	that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•	that HIV is likely to develop resistance to Fuzeon and our other drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•	that we are dependent on the successful outcome of clinical trials for our drug candidates;

•	that obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to achieve profitability;

•	that failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete;

•	that if we cannot maintain commercial manufacturing agreements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that if Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates;

•	that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•	that we depend on patents and proprietary rights, which may offer only limited protection against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation;

•	that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage;

•	that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock;

•	that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer;

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates; and

•	that our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

Many of these factors are beyond our control and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Form 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the “ Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2003. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

OVERVIEW

We began our operations in January 1993 and, prior to April 1, 2003, we were a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

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

We have lost money since inception and, as of March 31, 2004, had an accumulated deficit of approximately $340.2 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and milestone payments from Roche. We may never generate significant revenue from product sales or royalties.

Currently, our only significant source of revenue is from the sale of Fuzeon. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. Marketing expenses in the United States and Canada exceeded the gross margin from the sale of Fuzeon in these countries during the three months ended March 31, 2003 and 2004, resulting in negative cash flow from the sale of Fuzeon in these countries for the three months ended March 31, 2003 and 2004. During the three months ended March 31, 2003 and 2004, our share of this negative cash flow exceeded royalties received from the sale of Fuzeon outside these countries. As a result, we had negative cash flow from the sale of Fuzeon worldwide during the three months ended March 31, 2003 and 2004.

Development of current and future drug candidates will require additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur losses for the foreseeable future and these losses may increase as our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

•	the sales levels and market acceptance achieved by Fuzeon,

•	the production levels for Fuzeon, which affect the economies of scale in the production process and our cost of goods sold,

•	the status of our research and development activities,

•	product candidate discovery and development efforts, including preclinical testing and clinical trials,

•	the timing of regulatory actions, including the potential full approval of Fuzeon by the FDA,

•	the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

•	our ability to work with Roche to manufacture, develop, sell, market and distribute Fuzeon,

•	technological and other changes in the competitive landscape,

•	changes in our existing or future research and development relationships and strategic alliances,

•	development of any future research and development relationships or strategic alliances,

•	evaluation of the commercial viability of potential product candidates, and

•	other factors, many of which are outside of our control.

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

Milestone Revenue

SAB No. 104 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The primary estimates we make in connection with the application of this policy are the length of the period of the research and development under our collaboration agreement with Roche and the estimated commercial life of Fuzeon. In the event our judgment of the length of these terms changes, the milestone revenue to be recognized under our collaboration with Roche would change prospectively in accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes.” If either term is expected to be longer, the amount of revenue recognized would be less per quarter than currently being recognized. If either term is expected to be shorter, the amount of revenue recognized would be more per quarter than currently being recognized.

During the fourth quarter of 2002, we increased our estimate of the length of this research and development term based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche. Our expectations at that time for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. Any future change in our judgment of the length of this research and development term will result in a prospective change in the milestone revenue to be recognized under our collaboration with Roche. Any future research and development milestone payments received from Roche under our collaboration agreement will be amortized from the date the milestone is achieved to the end of the remaining research and development term. We recorded an $8 million milestone in March 2003 and a $5 million milestone in May 2003. Through December 31, 2003, these milestones were amortized on a straight line basis from the date recorded to mid 2007. We also recorded a $2.5 million milestone related to Fuzeon manufacturing in June 2003 that will be amortized on a straight line basis from the date recorded through the end of the current patent life of Fuzeon, which is our current estimate of the commercial life of Fuzeon.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we increased our estimate of the length of the research and development period for our Roche collaboration to 2010 based on an estimate of the development period for T-1249 or a replacement compound that may be substituted under our collaboration agreement. As a result, revenue recognized related to these payments during 2004 is expected to be approximately $860,000 less than the revenue that would have been recognized in 2004 prior to this change in estimate.

Royalty Revenue

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon outside the United States and Canada, which began in June 2003. These royalties are recognized as revenue when the sales are earned. Royalties of $801,000 were recognized as revenue during the three months ended March 31, 2004.

Collaboration Loss

Product sales of Fuzeon began in the United States on March 27, 2003. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Roche previously had an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. Beginning April 26, 2004, revenue will be recognized when Roche ships drug to wholesalers. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At March 31, 2004, we estimated the future volatility at 50% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in April 2004. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At March 31, 2004, there were options to purchase approximately 22,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

Clinical Development

The following discussion highlights certain aspects of our on-going and planned clinical development programs, including data presented during the three months ended March 31, 2004. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004 for a summary of previous clinical data presented on Fuzeon. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

Fuzeon® , enfuvirtide (formerly known as T-20)

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

Roche filed an application for European marketing approval on September 19, 2002. Roche received approval from the European Medicines Evaluation Agency, or EMEA, for use in the European Union on May 27, 2003. Roche submitted a full analysis of 48-week clinical data from TORO-1 and TORO-2 to the Committee for Proprietary Medicinal Products, or CPMP, in December 2003 seeking full approval for Fuzeon. In April 2004, the CPMP recommended full approval for Fuzeon based on this 48-week data. This recommendation will now be considered by the EMEA who has the final authority to grant a full marketing authorization for Fuzeon in Europe. Outside the United States, Roche is in the process of negotiating reimbursement from the countries in which they plan to market Fuzeon.

Roche will manufacture the bulk drug substance of Fuzeon. Based on our progress and experience to date, we believe that Roche will be able to produce supply of Fuzeon sufficient to meet anticipated demand. If Fuzeon sales levels do not meet Roche and our expectations, the resulting production volumes may not allow Roche to achieve their anticipated economies of scale for Fuzeon. If Roche does not achieve these economies of scale, the costs of goods for Fuzeon could be higher than our current expectations.

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

T-1249

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

In January 2004, Roche and Trimeris announced that the clinical development of T-1249 was put on hold due to challenges in achieving the desired technical profile of the current formulation. The compound’s safety, efficacy and tolerability were not factors affecting the decision. As with any compound in development, the technical development is an evolving process where many challenges are identified. The properties of T-1249 differ from Fuzeon during its manufacturing and formulation. T-1249 remains one of our next-generation drug candidates; however, our focus will be to continue the pursuit of new formulations of T-1249 or future peptide fusion inhibitors that are more patient-friendly for chronic administration.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended March 31, 2003 and 2004

Milestone Revenue. Total milestone revenue of $236,000 and $526,000 for the three months ended March 31, 2003 and 2004, respectively, represents the amortization of milestone payments from Roche for milestones achieved under our collaboration agreement, recorded at the time the specific milestone was achieved. We recorded and are amortizing a $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, a $2.0 million milestone recorded in 2000, and milestones of $8.0 million, and $5.0 million recorded in 2003, over the expected research and development period of our collaboration with Roche in accordance with SAB No. 104. We recorded a $2.5 million milestone related to manufacturing in 2003 that we are amortizing over the expected commercial life of Fuzeon. During the fourth quarter of 2002, we increased our estimate of the length of this research and development period to late 2005 to mid 2007 based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we increased our estimate of the length of the research and development period for our Roche collaboration to 2010 based on an estimate of the development period for T-1249 or another development compound under our collaboration agreement.

Royalty Revenue Total royalty revenue was $0 and $801,000 for the three months ended March 31, 2003 and 2004, respectively. Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. Total net sales outside the United States and Canada for the three months ended March 31, 2003 and 2004 were $0 and $8 million, respectively.

Collaboration Loss. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Collaboration loss is calculated as follows. Total gross sales of Fuzeon in the United States and Canada are reduced by any sales returns, allowances, discounts or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. Our 50% share of the operating income or loss is reported as collaboration income or loss. Product sales of Fuzeon began in the United States on March 27, 2003. Total net sales of Fuzeon in the United States and Canada were $7,000 and $16 million for the three month periods ended March 31, 2003 and 2004, respectively. During the three months ended March 31, 2003 and 2004, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the sale of Fuzeon in the United States of $4.5 million and $2.5 million, respectively. Roche previously had an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003, which terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. Beginning April 26, 2004, revenue will be recognized when Roche ships drug to wholesalers.

During the three months ended March 31, 2003 and 2004, we shipped approximately 5 kits and 11,000 kits of Fuzeon, respectively, to paying patients in the United States and Canada. A kit represents a one-month supply of Fuzeon for a patient. We shipped approximately 3,000 kits during the quarter ended June 30, 2003, 7,000 kits during the quarter ended September 30, 2003, and 9,000 kits during the quarter ended December 31, 2003, to paying patients in the United States and Canada. The number of kits shipped may not remain constant and may increase or decrease in the future.

Research And Development Expenses. Total research and development expenses were $9.6 million and $6.2 million for the three months ended March 31, 2003 and 2004, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until March 31, 2004 for Fuzeon and T-1249.

Non-cash compensation expense changed from $60,000 in expense reversal for the three months ended March 31, 2003 to $51,000 in expense reversal for the three months ended March 31, 2004. This expense reversal resulted because the cumulative expense calculated under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for stock options previously granted to non-employees was less at March 31, 2004 compared to December 31, 2003, and less at March 31, 2003 compared to December 31, 2002. These reversals resulted primarily due to the decrease in the market price of our stock from December 31, 2003 to March 31, 2004 and from December 31, 2002 to March 31, 2003. The closing market price per share of our stock was $43.17, $41.14, $20.94, and $14.75 on December 31, 2002, March 31, 2003, December 31, 2003 and March 31, 2004, respectively. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested. During the three months ended June 30, 2002, a significant number of the options previously granted to non-employees became vested.

Total other research and development expenses, which are total research and development expenses excluding non-cash compensation charges, decreased from $9.7 million for the three months ended March 31, 2003 to $6.3 million for the three months ended March 31, 2004, because during the three months ended March 31, 2004 we incurred less expense than during the three months ended March 31, 2003 for:

•	the purchase of drug material for future clinical trials,

•	our clinical trials for T-1249, whose clinical development was put on hold in January 2004, and

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000.

During 2003, we extended the term of our research agreement with Roche to December 2005. We also recognized reimbursement from Roche for their 50% share of certain research and development expenses incurred during the three months ended March 31, 2004. We did not recognize a similar reimbursement for the three months ended March 31, 2003 because the research agreement was not renewed until December 2003. This decrease in expenses was partially offset by increases in expenses during the three months ended March 31, 2004 because we incurred more expense for preclinical studies under our research agreement with Roche.

Total research personnel were 89 and 69 at March 31, 2003 and 2004, respectively. We expect research and development expenses, net of the reimbursements for Fuzeon and T-1249 development costs from Roche, to be lower during 2004 as compared to 2003, barring any unforeseen changes, due to:

•	reduced development expenses for T-1249 due to the decision to put that development program on hold,

•	reduced development expenses for Fuzeon due to the fact that we received accelerated FDA approval, and submitted 48 week data for full FDA approval during 2003, and

•	reduced expenses as a result of a headcount reduction that we implemented in January 2004.

General and Administrative Expenses. Total general and administrative expenses were $2.6 million and $2.7 million for the three months ended March 31, 2003 and 2004, respectively.

Non-cash compensation expense decreased from $412,000 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004 primarily due to the fact that some of the options previously granted to a former consultant who became an employee during 2001 became vested during 2002, and the remaining options granted to this individual became vested during 2003.

Other general and administrative expense increased from $2.2 million for the three months ended March 31, 2003 to $2.7 million for the three months ended March 31, 2004 because during the three months ended March 31, 2004 we:

•	incurred increased premiums for directors and officers’ insurance, and

•	paid severance costs for a reduction in force that occurred in January 2004.

Total general and administrative employees were 40 and 33 at March 31, 2003 and 2004, respectively. We expect other general and administrative expenses to increase in the future due to:

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

Other Income (Expense). Other income (expense) consists of interest income and expense. Total other income was $491,000 and $258,000 for the three months ended March 31, 2003 and 2004, respectively. The decrease for the three months ended March 31, 2004 was primarily due to lower interest income because of lower interest rates on our portfolio during the three months ended March 31, 2004 compared to the three months ended March 31, 2003, and lower average investment balances during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. We expect yields on our investment portfolio to remain at current levels for the foreseeable future based on the current short-term interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. Net cash used by operating activities was $8.7 million and $13.2 million for the three months ended March 31, 2003 and 2004, respectively. The cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and marketing costs for the commercialization of Fuzeon. The amount used was higher for the three months ended March 31, 2004 primarily due to the receipt of $8 million in milestone payments from Roche during the three months ended March 31, 2003. This was offset by increased gross margin from the sale of Fuzeon and reduced research and development expenses during the three months ended March 31, 2004.

Investing Activities. Cash provided by investing activities was $9.7 million for the three months ended March 31, 2003. Cash used by investing activities was $7.1 million for the three months ended March 31, 2004. The amount provided for the three months ended March 31, 2003 resulted from the sale of short-term investments to fund our operating activities. The amount used for the three months ended March 31, 2004 resulted primarily from the purchase of short-term investments.

Cash Flow. As of March 31, 2004, we had $78.8 million in cash and cash equivalents and short-term-investments, compared to $92.2 million as of December 31, 2003. The decrease is primarily a result of the cash used by operating activities during the three months ended March 31, 2004.

Future Capital Requirements. We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and our other potential drug candidates for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates and compound discovery and development efforts, including:

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

Based on our new cost structure subsequent to our headcount reduction and our decision with Roche to put development of T-1249 on hold in January 2004, gross cash expenditures for 2004 are expected to range from $43 million to $51 million. These gross expenditures include $22 to $27 million for research and development expenses, $11 to $14 million for general and administrative expenses, and $10 million for our share of Fuzeon selling and marketing expense.

On April 19, 2004, we received a bill from Roche for $7.5 million. This bill includes charges for additional cost variances for commercial drug supply sold from March 27, 2003 through March 31, 2004 in the U.S. and charges for costs associated with a change in the method for depreciating assets. We are currently in discussions with Roche regarding this claim. The ultimate resolution of this claim cannot presently be determined, nor can the ultimate liability be estimated at this time. Accordingly, no liability has been recorded for this claim as of March 31, 2004. We are currently evaluating the effect of these charges and any similar future charges on our estimates of cost of goods for Fuzeon. This bill is not included in the expenditure estimates included in the previous paragraph.

As of March 31, 2004, we had commitments of approximately $1.1 million to purchase product candidate materials and fund various clinical studies over the next 12 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 in the United States and Canada. We also expect to have capital expenditures of approximately $1.2 million during 2004 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

Barring unforeseen developments, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 21 months. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon and T-1249, our capital requirements would increase substantially beyond our current expectations.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the level of market acceptance and sales levels achieved by Fuzeon; the availability of funds from Roche under our collaboration agreement; the condition of public capital markets; the progress and scope of our product development programs; the magnitude of these programs; the results of preclinical testing and clinical trials; the need for additional facilities based on the results of these clinical trials and other product development programs; changes in the focus and direction of our product development programs; the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights; competitive factors and technological advances; the cost, timing and outcome of regulatory reviews; changes in the requirements of the FDA; administrative and legal expenses; evaluation of the commercial viability of potential product candidates and compounds; the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions; the results of our business development activities, including in-licensing and merger and acquisition opportunities; and other factors, many of which are outside of our control.

Contractual Obligations. The following table summarizes our material contractual commitments at March 31, 2004 for the remainder of 2004 and subsequent years (in thousands):

Contractual Obligation	2004	2005	2006	2007	Total
Capital leases	$164	$—	$—	$—	$164
Operating leases*	1,113	739	—	—	1,852
Other contractual obligations**	982	72	—	—	1,054

Total	$2,259	$811	$—	$—	$3,070

*	We believe that we will either extend our current real estate leases or enter into leases with similar terms and conditions in the future.
**	Includes contracts to purchase product candidate materials and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for our properties. In the past we have entered into derivative transactions that represented call options sold on our stock to a third party financial institution and were entered into in order to generate cash from the option premiums and provide us with the opportunity to raise capital at prices significantly in excess of the market price at the time of the transaction. All of these options have expired unexercised. In the event these options were exercised, we expect they would have been settled by issuing shares of our stock. We may enter into similar transactions in the future, subject to market conditions. We enter into these transactions as a potential method to raise capital and not to speculate on the future market price of our stock. We have no subsidiaries or other unconsolidated limited purpose entities, and we have not guaranteed or otherwise supported the obligations of any other entity.

Trimeris 401(k) Plan

We have a 401(k) Profit Sharing Plan (the “Plan”) covering all qualified employees. Employees may elect a salary reduction from 1% to 75% as a contribution to the Plan, up to the annual Internal Revenue Service allowable contribution limit. Employee contributions may not be invested in Trimeris stock. The Plan permits us to match employees’ contributions. Beginning in 1998, we matched up to 100% of an employee’s annual contributions with Trimeris stock, provided the employee was employed on the last day of the year. The number of shares issued is based on the employee’s contributions to be matched divided by the closing price of Trimeris stock on the last trading day of the year. At December 31, 2003, there were approximately 47,000 shares of our stock held by the Plan. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service. Employees may sell an amount equal to the amount of their vested shares at any time, subject to applicable laws and the requirements of our insider trading policy, and reinvest the proceeds in the other investment options available within the Plan.

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

Risk Factors

Our business is subject to certain risks and uncertainties. Please read the “Risk Factors” and “Business” sections of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004, which highlight some of these risks. If any of these risks materialize, our business, financial condition and results of operations could be materially adversely affected.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at March 31, 2004. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$65,086	1.18%
Short-term investments—fixed rate	13,309	1.46%
Overnight cash investments—fixed rate	441	0.25%

Total cash and cash equivalents and investment securities	$78,836	1.23%

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the Company’s management as of March 31, 2004. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company and its management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their required evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective as of March 31, 2004.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Internal control over financial reporting is a process designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable

(d)	Not applicable.

(e)	Not applicable.

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

We filed a report on Form 8-K on January 5, 2004 under Items 5 and 7 attaching a press release describing the extension of a research agreement with Roche.

We filed a report on Form 8-K on January 7, 2004 under Item 11 announcing the temporary suspension of trading under the Trimeris, Inc. Employee 401(k) Plan.

We furnished a report on Form 8-K on January 7, 2004 under Item 9 attaching the transcript of our conference call held on January 5, 2004.

We furnished a report on Form 8-K on February 3, 2004 under Item 12 attaching a press release announcing our financial results for the fourth quarter and year ended December 31, 2003.

We furnished a report on Form 8-K on February 5, 2004 under Item 9 attaching the transcript of our conference call held on February 3, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc.
(Registrant)

May 7, 2004	By:	/s/ DANI P. BOLOGNESI
Dani P. Bolognesi
Chief Executive Officer, and Chief Scientific Officer

May 7, 2004		/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

May 7, 2004		/s/ TIMOTHY J. CREECH
Timothy J. Creech
Vice President of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.