Form 10-Q
period 2004-06-30
TRIMERIS INC
filed 2004-08-09
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2004 was 21,807,860.

TRIMERIS, INC.

FORM 10-Q

For the Six Months Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	December 31, 2003	June 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,714	$54,130
Short-term investments	6,484	12,762
Accounts receivable	1	—
Prepaid expenses	2,105	1,092

Total current assets	94,304	67,984

Property, furniture and equipment, net	2,578	2,584

Other assets:
Patent costs, net	1,650	1,757
Advanced payment - Roche	—	4,007
Equipment deposits	68	60

Total other assets	1,718	5,824

Total assets	$98,600	$76,392

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$893	$1,070
Accounts payable – Roche	11,029	10,018
Current installments of capital lease obligations	274	94
Accrued compensation	1,739	2,964
Deferred revenue – Roche	3,954	2,185
Accrued expenses	674	644

Total current liabilities	18,563	16,975

Deferred revenue - Roche	11,369	12,828
Accrued marketing costs	—	3,678

Total liabilities	29,932	33,481

Commitments and contingencies
Stockholders’ equity:
Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2003 and June 30, 2004 (unaudited)	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 21,573 and 21,808 shares issued and outstanding at December 31, 2003 and June 30, 2004 (unaudited)	22	22
Additional paid-in capital	398,925	401,974
Accumulated deficit	(330,276)	(356,372)
Deferred compensation	—	(2,688)
Accumulated other comprehensive loss	(3)	(25)

Total stockholders’ equity	68,668	42,911

Total liabilities and stockholders’ equity	$98,600	$76,392

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue:
Milestone revenue	$750	$534	$986	$1,060
Royalty revenue	87	1,109	87	1,910

Total revenue	837	1,643	1,073	2,970

Operating expenses:
Collaboration loss	5,763	9,850	10,215	12,396

Research and development:
Non-cash compensation	203	(2)	143	(53)
Other research and development expense	10,694	5,382	20,377	11,682

Total research and development expense	10,897	5,380	20,520	11,629

General and administrative:
Non-cash compensation	233	12	645	12
Other general and administrative expense	2,399	2,818	4,567	5,484

Total general and administrative expense	2,632	2,830	5,212	5,496

Total operating expenses	19,292	18,060	35,947	29,521

Operating loss	(18,455)	(16,417)	(34,874)	(26,551)

Other income (expense):
Interest income	414	199	920	460
Interest expense	(11)	(2)	(26)	(5)

Total other income (expense)	403	197	894	455

Net loss	$(18,052)	$(16,220)	$(33,980)	$(26,096)

Basic and diluted net loss per share	$(0.84)	$(0.75)	$(1.59)	$(1.21)

Weighted average shares used in per share computations	21,418	21,610	21,397	21,596

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(33,980)	$(26,096)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	866	706
Other amortization	39	29
Amortization of deferred revenue – Roche	(986)	(1,060)
Non-cash compensation	788	(41)
Changes in operating assets and liabilities:
Accounts receivable	(1)	1
Prepaid expenses	278	1,013
Other assets	47	8
Accounts payable	(708)	177
Accounts payable – Roche	(9,261)	(1,011)
Accrued compensation	(521)	1,225
Accrued expenses	747	(30)
Advanced payment - Roche	—	(4,007)
Deferred revenue – Roche	15,500	750

Net cash used by operating activities	(27,192)	(28,336)

Cash flows from investing activities:
Purchases of short-term investments	(7,445)	(14,679)
Maturities of short-term investments	26,368	8,379
Purchases of property and equipment	(425)	(712)
Patent costs	(412)	(136)

Net cash provided (used) by investing activities	18,086	(7,148)

Cash flows from financing activities:
Principal payments under capital lease obligations	(385)	(180)
Accrued marketing costs	—	3,678
Proceeds from employee stock purchase plan exercise	369	111
Proceeds from exercise of stock options	1,772	291

Net cash provided by financing activities	1,756	3,900

Net decrease in cash and cash equivalents	(7,350)	(31,584)
Cash and cash equivalents, beginning of period	119,729	85,714

Cash and cash equivalents, end of period	$112,379	$54,130

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

2. BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, and stock warrants, would have an antidilutive effect. At June 30, 2003, there were 2,684,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding. At June 30, 2004, there were 2,996,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding. At June 30, 2004, there were 191,500 shares of unvested restricted stock outstanding, which become fully vested in 2007.

3. STATEMENTS OF CASH FLOWS

Interest of approximately $26,000 and $5,000 was paid during the six months ended June 30, 2003 and 2004, respectively. No new capital leases were incurred for the six months ended June 30, 2003 or 2004 for the purchase of new furniture and equipment. Unrealized gain on short-term investments totaled $47,000 during the six month period ended June 30, 2003 and unrealized loss on short-term investments totaled $22,000 during the six month period ended June 30, 2004.

4. STOCKHOLDERS’ EQUITY

Changes in Additional Paid-In Capital

A change in additional paid-in capital during the six months ended June 30, 2003 was $87,000 credited to additional paid-in capital related to non-cash compensation expense. A change in additional paid-in capital during the six months ended June 30, 2004 was $9,000 charged to additional paid-in capital related to expense reversal of non-cash compensation charges.

In June 2004, a grant of 191,500 shares of restricted stock was made to substantially all employees. A $2.7 million charge, equal to the market value of these shares on the grant date, was made to deferred compensation and credited to additional paid-in capital. This deferred compensation will be charged to expense ratably over the three year vesting period of the restricted stock.

5. ROCHE COLLABORATION

In July 1999, the Company announced a worldwide agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20, currently known as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a replacement compound. In the United States and Canada, the Company and Roche will share equally development expenses and profits for Fuzeon and T-1249, or a replacement compound. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999, and a milestone payment of $2 million in 2000. The Company recorded a $8 million milestone in March 2003, a $5 million milestone in May 2003, a $2.5 million milestone in June 2003, and a $750,000 milestone in June 2004. Roche will provide up to an additional $33 million in cash upon achievement of developmental, regulatory and commercial milestones. This agreement with Roche grants them an exclusive, world-wide license for Fuzeon and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including but not limited to pricing, sales force activities, and promotional activities.

Roche is manufacturing Fuzeon drug substance in its Boulder, Colorado facility. One of Roche’s manufacturing facilities and another third party facility are producing the finished drug product from such bulk drug substance. Fuzeon is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

Under provisions of this agreement, the Company’s actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche expects to spend significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the three months ended June 30, 2004, the Company’s share of selling and marketing expenses exceeded $10 million. In addition to the $10 million included in collaboration loss, the Company recorded a liability of $3.7 million as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses in excess of $10 million, based on the expected timing and terms of payment under the agreement.

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of June 30, 2004. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

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

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration loss in the Statements of Operations. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Total net sales of Fuzeon in the United States and Canada were $4.3 million and $40.4 million during the six months ended June 30, 2003 and 2004, respectively. During the six months ended June 30, 2003 and 2004, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company’s 50% share of operating loss from the sale of Fuzeon in the United States of $10.2 million and $12.4 million, respectively. Roche previously had an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales has been recognized when title and risk of loss has passed to Chronimed, which was when Chronimed allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

Collaboration loss for the three months ended June 30, 2004 includes approximately $5.4 million in cost variances for commercial drug supply sold from March 27, 2003 through March 31, 2004, in the U.S., and approximately $2.8 million for other manufacturing costs incurred prior to March 31, 2004. The majority of these costs represent charges for drug substance manufactured in 2002 and early 2003, which was more expensive due to the lower yields and longer cycle times encountered in the initial production batches. This drug material has been sold as of June 30, 2004. These costs were disclosed to us during this quarter by Roche. After a series of discussions during the quarter, we agreed on the amount and received a bill for these costs.

We have agreed in principle to pay Roche advance payments for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. The total of our share of these costs is approximately $14 million. We have recorded $4 million of these costs at June 30, 2004 and expect to pay the remainder of the costs in $500,000 quarterly payments over the next five years.

6. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($33,933,000) for the six months ended June 30, 2003, and ($26,118,000) for the six months ended June 30, 2004. For the Company, other comprehensive income consists of unrealized gains or losses on securities available for sale.

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

SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had the Company determined compensation expense based on the fair value at the grant date for its stock-based plans under SFAS No. 123, the Company’s net loss and basic loss per share would have been increased to the pro forma amounts indicated below for the three months and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net loss:
As reported	$(18,052)	$(16,220)	$(33,980)	$(26,096)
Compensation cost recorded under APB Opinion No. 25	233	—	701	20
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(2,723)	(2,274)	(5,690)	(5,341)

Pro forma	$(20,542)	$(18,494)	$(38,969)	$(31,417)

Basic and diluted loss per share:
As reported	$(0.84)	$(0.75)	$(1.59)	$(1.21)
Pro forma	$(0.96)	$(0.86)	$(1.82)	$(1.45)

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2003	2004
Estimated dividend yield	0%	0%
Expected stock price volatility	40%	45%
Risk-free interest rate	2%	3.50%
Expected life of options	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years

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

8. POST-RETIREMENT HEALTH INSURANCE CONTINUATION PLAN

In June 2001, the Company adopted a post-retirement health insurance continuation plan (“the Plan”). Employees who have achieved the eligibility requirements of 60 years of age and 10 years of service are eligible to participate in the Plan. The Plan provides participants the opportunity to continue participating in the Company’s group health plan after their date of retirement. Participants will pay the cost of health insurance premiums for this coverage, less any contributions by the Company. In November 2003, the Plan was amended and the limit on contributions by the Company was changed to 50% of the health insurance premium for the employee and his or her spouse. No employees have received benefits under this Plan.

The components of net periodic post-retirement benefits cost of the Plan for the six months ended June 30, consisted of the following (in thousands):

	2003	2004
Service cost	$14	$68
Interest cost	3	15
Amortization of prior service costs	2	12

Total	$19	$95

The accumulated post-retirement benefit obligation was determined using a discount rate of 6.75% and 6.25% at December 31, 2002 and 2003, respectively. A 1% change in the assumed medical care cost trend rate increases the accumulated post-retirement benefit obligation by approximately $150,000.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

As of June 30, 2004, the Company had commitments of approximately $1.3 million to purchase product candidate materials and fund various clinical studies over the next 9 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement. Under the collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada.

During June 2004, the Company signed an operating sublease on an existing office and laboratory building that will commence on January 1, 2005. The minimum payments under this lease are as follows (in thousands):

Year ending December 31:
2005	$810
2006	1,508
2007	1,508
2008	1,538
2009	1,569
Thereafter	8,473

Total minimum lease payments	$15,406

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

We have lost money since inception and, as of June 30, 2004, had an accumulated deficit of approximately $356.4 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and milestone payments from Roche. We may never generate significant revenue from product sales or royalties.

Currently, our only significant source of revenue is from the sale of Fuzeon. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. Marketing expenses in the United States and Canada exceeded the gross margin from the sale of Fuzeon in these countries during the three and six months ended June 30, 2003 and 2004, resulting in negative cash flow from the sale of Fuzeon in these countries for the three and six months ended June 30, 2003 and 2004. During the three and six months ended June 30, 2003 and 2004, our share of this negative cash flow exceeded royalties received from the sale of Fuzeon outside these countries. As a result, we had negative cash flow from the sale of Fuzeon worldwide during the three and six months ended June 30, 2003 and 2004.

Development of current and future drug candidates will require additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur losses for the foreseeable future and these losses may increase if our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

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

During the fourth quarter of 2002, we changed our estimate of the end of this research and development term based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche. Our expectations at that time for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. Any future change in our judgment of the length of this research and development term will result in a prospective change in the milestone revenue to be recognized under our collaboration with Roche. Any future research and development milestone payments received from Roche under our collaboration agreement will be amortized from the date the milestone is achieved to the end of the remaining research and development term. We recorded an $8 million milestone in March 2003 and a $5 million milestone in May 2003. Through December 31, 2003, these milestones were amortized on a straight line basis from the date recorded to mid 2007. We also recorded a $2.5 million milestone related to Fuzeon manufacturing in June 2003, and a $750,000 milestone in June 2004 that will be amortized on a straight line basis from the date recorded through the end of the current patent life of Fuzeon, which is our current estimate of the commercial life of Fuzeon.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we changed our estimate of the end of the research and development period for our Roche collaboration to 2010 based on an estimate of the development period for T-1249 or a replacement compound that may be substituted under our collaboration agreement. As a result, revenue recognized related to these payments during 2004 is expected to be approximately $860,000 less than the revenue that would have been recognized in 2004 prior to this change in estimate.

Royalty Revenue

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon outside the United States and Canada, which began in June 2003. These royalties are recognized as revenue when the sales are earned. Royalties of $87,000 and $1.9 million were recognized as revenue during the six months ended June 30, 2003 and 2004, respectively.

Collaboration Loss

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Roche previously had an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with Fuzeon and other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At June 30, 2004, we estimated the future volatility at 45% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in April 2004. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At June 30, 2004, there were options to purchase approximately 18,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

Research and Development

The following discussion highlights certain aspects of our on-going and planned research and development programs, including information presented during the six months ended June 30, 2004. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004 for a summary of previous clinical data presented on Fuzeon. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

Fuzeon®, enfuvirtide (formerly known as T-20)

Fuzeon is our first-generation HIV fusion inhibitor, a new class of anti-HIV drugs. The FDA has approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy. Anti-HIV drugs are referred to as antiretroviral agents. The standard approach to treating HIV infection has been to lower viral loads by using a combination of drugs other than fusion inhibitors that inhibit one of two of the viral enzymes that are necessary for the virus to replicate: reverse transcriptase and protease. There are currently three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, and protease inhibitors, or PIs. We refer to NRTIs and NNRTIs collectively as RTIs. There are eleven FDA-approved RTIs and nine FDA-approved PIs. On March 13, 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and commercial sales of Fuzeon began on March 27, 2003. Roche received accelerated FDA approval of Fuzeon based on 24-week clinical data from two Phase III pivotal trials for Fuzeon. We refer to these clinical trials as TORO-1, which was conducted in North America and Brazil, and TORO-2, which was conducted in Western Europe and Australia. In these clinical trials, all patients received an individually optimized background regimen of three to five anti-HIV drugs other than Fuzeon. In the control group, patients received only the optimized background regimen. In the Fuzeon treatment group, patients received the optimized background regimen in combination with twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. The background regimen was optimized based on the patient’s treatment history and the genotype and phenotype of the patient’s virus. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture. In both TORO-1 and TORO-2, the primary endpoint for the clinical trials, which is the incremental reduction of viral load achieved in the Fuzeon group versus the control group, was met with statistical significance. Viral load refers to the amount of HIV virus particles, as measured by the presence of HIV ribonucleic acid, or RNA, found in the blood of an HIV-infected person at a given time. We measure viral load in terms of copies of HIV RNA per milliliter of blood. Additionally, the analyses of TORO-1 and TORO-2 showed that important secondary endpoints were also met with statistical significance. Roche submitted a full analysis of 48-week clinical data from TORO-1 and TORO-2 to the FDA in December 2003 seeking full approval for Fuzeon. There are no results from studies of Fuzeon in patients who have not previously received anti-HIV drugs. There are no results from controlled trials evaluating the effect of Fuzeon on the clinical progression of HIV.

Regulatory

Roche filed an application for European marketing approval on September 19, 2002. Roche received approval from the European Medicines Evaluation Agency, or EMEA, for use in the European Union on May 27, 2003. Roche submitted a full analysis of 48-week clinical data from TORO-1 and TORO-2 to the Committee for Proprietary Medicinal Products, or CPMP, in December 2003 seeking full approval for Fuzeon. In April 2004, the CPMP recommended full approval for Fuzeon based on this 48-week data. Roche received full approval from the EMEA for use in the European Union on June 8, 2004. Outside the United States, Roche is in the process of negotiating reimbursement from the countries in which they plan to market Fuzeon.

Manufacturing

Roche manufactures the bulk drug substance of Fuzeon. Based on our progress and experience to date, we believe that Roche will be able to produce supply of Fuzeon sufficient to meet anticipated demand. If Fuzeon sales levels do not meet Roche and our expectations, the resulting production volumes may not allow Roche to achieve their anticipated economies of scale for Fuzeon. If Roche does not achieve these economies of scale, the costs of goods for Fuzeon could be higher than our current expectations.

Distribution

On April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. This development will afford enhanced and simplified access to Fuzeon for patients and their healthcare providers. Physicians can write prescriptions for Fuzeon from their own prescription pads and patients can get their Fuzeon from the pharmacy of their choice, including Chronimed. Prior to April 26, 2004, Fuzeon was only available in the U.S. exclusively through Chronimed.

Treatment Guidelines

In July 2004, the official Journal of the American Medical Association, or JAMA, published the IAS - USA new anti-HIV drug guidelines. These guidelines position Fuzeon for use in treatment-experienced HIV patients that require a change in therapy after the second, third, or fourth drug regimen failure. The guidelines caution that Fuzeon should not be delayed to a point when a patient’s outcome may be compromised by the inability to combine it with other active anti-HIV drugs. The guidelines further state that there is no evidence that Fuzeon should be discontinued once a patient achieves a viral load that is below the level of detection.

International consensus guidelines for Fuzeon were published on May 17, 2004 in AIDS, the official journal of the International AIDS Society. The international guidelines were the first to focus solely on optimizing the use of Fuzeon in treatment-experienced HIV patients. The guidelines provide a framework for physicians in deciding when to include Fuzeon in HIV treatment regimens for their patients. The consensus panel recommended that patients are most likely to experience maximum treatment success when Fuzeon is introduced earlier in the course of HIV therapy, specifically after the failure of a second anti-HIV drug regimen as part of a third or fourth anti-HIV drug regimen. Moreover, the consensus panel reiterated that Fuzeon benefited treatment-experienced patients across all sub-groups studied, including those taking few or no other active anti-HIV drugs.

96 Week Data

On July 12, 2004, we announced data from patients in TORO-1 and TORO-2 that have completed 96 weeks of treatment with Fuzeon. Fuzeon durably suppresses HIV and provides continuous increases in CD4 cells over a period of 96 weeks. CD4 cells are a critical component of the human immune system and are often killed by HIV. An increase in CD4 cell count is indicative of immune system restoration and is important in reducing the likelihood of opportunistic infection. We measure CD4 cell counts in units of CD4 cells per cubic millimeter of blood.

Additional analyses derived from the TORO data indicate that there is a distinct disadvantage to patients who wait to initiate Fuzeon based therapy. In the TORO study design patients originally randomized to the control group were allowed to add Fuzeon to a re-optimized regimen at virological failure or after 48 weeks on study. Data continued to be collected from these patients that we have now defined as the “switch” patient. Patients in the Fuzeon treatment group from the outset of the studies achieved a median viral load reduction in blood levels of HIV of 2.1 log10 through 96 weeks of treatment. This reduction was markedly greater than that achieved by the “switch” patients who achieved a mean reduction in viral load at 96 weeks of 1.1 log10. Patients in the Fuzeon treatment group saw continuous improvements in CD4 cells over the study period with the mean CD4 increase from baseline of 166 cells per cubic millimeter at week 96 compared to 116 cells per cubic millimeter in the “switch” patient group.

No new safety issues were identified in the 96-week analysis, and there was no evidence of long-term or cumulative toxicities. Rather, patients in the Fuzeon treatment group experienced less diarrhea, nausea and fatigue, side effects often associated with anti-HIV drug therapy. Injection site reactions, which did not increase in severity over 96 weeks, are the most common adverse event associated with use of Fuzeon.

More than half of treatment-experienced patients who began using Fuzeon at the outset of the study were successful in completing 96 weeks of treatment.

Future Fuzeon Clinical Trials

We expect to initiate various clinical trials with Fuzeon during the remainder of 2004. These trials plan to focus on the following primary needs in potential Fuzeon patients: the contribution of Fuzeon to combination therapy; the effect of a more convenient regimen; the effect of Fuzeon in patients with less treatment experience than in our TORO trials; and the potential for reducing other anti-HIV drug related toxicities and/or adverse events.

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

Other Research Programs

On June 3, 2004, we announced the renewal of an agreement with Array Biopharma Inc., or Array, to discover small molecule entry inhibitors directed against HIV. As part of this renewed agreement, Trimeris will screen small molecule compounds created by Array against HIV entry inhibitor targets. The terms of the agreement are substantially similar to those of the initial agreement, signed in August 2001. Array will be entitled to receive research funding as well as milestone payments and royalties based on the success of this program.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended June 30, 2003 and 2004

Milestone Revenue. Total milestone revenue of $750,000 and $534,000 for the three months ended June 30, 2003 and 2004, respectively, represents the amortization of milestone payments from Roche for milestones achieved under our collaboration agreement, recorded at the time the specific milestone was achieved. We recorded and are amortizing a $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, a $2.0 million milestone recorded in 2000, and milestones of $8.0 million, and $5.0 million recorded in 2003, over the expected research and development period of our collaboration with Roche in accordance with SAB No. 104. We recorded a $2.5 million milestone in 2003 and a $750,000 milestone in 2004 related to manufacturing that we are amortizing over the expected commercial life of Fuzeon. During the fourth quarter of 2002, we changed our estimate of the end of this research and development term based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche. Our expectations at that time for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we changed our estimate of the end of the research and development period for our Roche collaboration to 2010 based on an estimate of the development period for T-1249 or another development compound under our collaboration agreement. This change in estimate resulted in lower milestone revenue in the three months ended June 30, 2004 than the three months ended June 30, 2003.

Royalty Revenue Total royalty revenue was $87,000 and $1.1 million for the three months ended June 30, 2003 and 2004, respectively. Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. Total net sales outside the United States and Canada for the three months ended June 30, 2003 and 2004 were $868,000 and $11.1 million, respectively.

Collaboration Loss. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada recorded by Roche are reduced by any sales returns, allowances, discounts or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. Our 50% share of the operating income or loss is reported as collaboration income or loss. Product sales of Fuzeon began in the United States on March 27, 2003. Total net sales of Fuzeon in the United States and Canada were $4.3 million and $24.4 million for the three month periods ended June 30, 2003 and 2004, respectively. During the three months ended June 30, 2004, distribution was expanded beyond a single distributor, Chronimed, Inc., to multiple sources, including retail and specialty pharmacies. Incremental sales as a result of this inventory expansion are estimated at approximately $4.5 million, which are included in net sales for the U.S. and Canada for the three months ended June 30, 2004.

During the three months ended June 30, 2003 and 2004, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the sale of Fuzeon in the United States of $5.8 million and $9.9 million, respectively. Roche previously had an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003, which terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Chronimed, which was when Chronimed allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

During the three months ended June 30, 2003 and 2004, Roche shipped approximately 3,000 kits and 16,000 kits of Fuzeon, respectively, to paying patients in the United States and Canada. A kit represents a one-month supply of Fuzeon for a patient. Roche shipped approximately 3,000 kits during the quarter ended June 30, 2003, 7,000 kits during the quarter ended September 30, 2003, 9,000 kits during the quarter ended December 31, 2003 and 11,000 during the quarter ended March 31, 2004, to paying patients in the United States and Canada. The number of kits shipped may not remain constant and may increase or decrease in the future.

Collaboration loss for the three months ended June 30, 2004 includes approximately $5.4 million in cost variances for commercial drug supply sold from March 27, 2003 through March 31, 2004, in the U.S., and approximately $2.8 million for other manufacturing costs incurred prior to March 31, 2004. The majority of these costs represent charges for drug substance manufactured in 2002 and early 2003, which was more expensive due to the lower yields and longer cycle times encountered in the initial production batches. This drug material has been sold as of June 30, 2004. These costs were disclosed to us during this quarter by Roche. After a series of discussions during the quarter, we agreed on the amount and received a bill for these costs.

Under provisions of our collaboration agreement, our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche expects to spend significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the three months ended June 30, 2004, we reached our $10 million limitation for the year. We recorded a liability of approximately $3.7 million as part of collaboration loss during the three months ended June 30, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at an interest rate of 4.65% from the expected payment date based on achievement of the sales milestones in the agreement. For each of the two quarters remaining in 2004, we will record a similar liability based on the additional expense incurred during these quarters.

Research And Development Expenses. Total research and development expenses were $10.9 million and $5.4 million for the three months ended June 30, 2003 and 2004, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 to June 30, 2004 for Fuzeon and T-1249.

Non-cash compensation expense changed from $203,000 for the three months ended June 30, 2003 to $2,000 in expense reversal for the three months ended June 30, 2004. This expense is calculated based on the cumulative expense calculated under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for stock options previously granted to non-employees at the end of the period as compared to this amount at the beginning of the period. The primary factor affecting this calculation is the change in the market price of our stock. The closing market price per share of our stock was $41.14, $45.62, $14.75, and $14.43 on March 31, 2003, June 30, 2003, March 31, 2004 and June 30, 2004, respectively. The expense reversal resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was less at June 30, 2004, compared to March 31, 2004. This reversal resulted primarily due to the decrease in the market price of our stock from December 31, 2003 to June 30, 2004. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Total other research and development expenses, which are total research and development expenses excluding non-cash compensation charges, decreased from $10.7 million for the three months ended June 30, 2003 to $5.4 million for the three months ended June 30, 2004, because during the three months ended June 30, 2004 we incurred less expense than during the three months ended June 30, 2003 for:

•	the purchase of drug material for future clinical trials,

•	costs in connection with a potential building project,

•	personnel expenses, due to a headcount reduction in workforce implemented in January 2004,

•	our clinical trials for T-1249, whose clinical development was put on hold in January 2004, and

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000.

During 2003, we extended the term of our research agreement with Roche to December 2005. We also recognized reimbursement from Roche for their 50% share of certain research and development expenses incurred during the three months ended June 30, 2004. We did not recognize a similar reimbursement for the three months ended June 30, 2003 because the research agreement was not renewed until December 2003. This decrease in expenses during the three months ended June 30, 2004 was partially offset by an increase in expense incurred for preclinical studies under our research agreement with Roche.

Total research personnel were 89 and 64 at June 30, 2003 and 2004, respectively. We expect research and development expenses, net of the reimbursements for Fuzeon and T-1249 development costs from Roche, to be lower during 2004 as compared to 2003, barring any unforeseen changes, due to:

•	reduced development expenses for T-1249 due to the decision to put that development program on hold,

•	reduced development expenses for Fuzeon due to the fact that we received accelerated FDA approval, and submitted 48 week data for full FDA approval during 2003, and

•	reduced expenses as a result of a headcount reduction that we implemented in January 2004.

General and Administrative Expenses. Total general and administrative expenses were $2.6 million and $2.8 million for the three months ended June 30, 2003 and 2004, respectively.

Non-cash compensation expense decreased from $233,000 for the three months ended June 30, 2003 to $12,000 for the three months ended June 30, 2004 primarily due to the fact that some of the options previously granted to a former consultant who became an employee during 2001 became vested during 2002, and the remaining options granted to this individual became vested during 2003.

Other general and administrative expense increased from $2.4 million for the three months ended June 30, 2003 to $2.8 million for the three months ended June 30, 2004 because during the three months ended June 30, 2004 we:

•	incurred increased premiums for directors and officers’ insurance, and

•	accrued severance costs for an executive who ceased employment in June 2004.

Total general and administrative employees were 42 and 32 at June 30, 2003 and 2004, respectively. We expect other general and administrative expenses to increase in the future due to:

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

Other Income (Expense). Other income (expense) consists of interest income and expense. Total other income was $403,000 and $197,000 for the three months ended June 30, 2003 and 2004, respectively. The decrease for the three months ended June 30, 2004 was primarily due to lower interest income because of lower average investment balances during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. We expect yields on our investment portfolio to remain at current levels for the foreseeable future based on the current short-term interest rate environment.

Comparison Of Six Months Ended June 30, 2003 and 2004

Milestone Revenue. Total milestone revenue of $986,000 and $1.1 million for the six months ended June 30, 2003 and 2004, respectively, represents the amortization of milestone payments from Roche for milestones achieved under our collaboration agreement, recorded at the time the specific milestone was achieved. We recorded and are amortizing a $10 million initial collaboration payment from Roche, net of the $5.4 million assigned to the warrant granted to Roche concurrent with the initiation of our collaboration, a $2.0 million milestone recorded in 2000, and milestones of $8.0 million, and $5.0 million recorded in 2003, over the expected research and development period of our collaboration with Roche in accordance with SAB No. 104. We recorded a $2.5 million milestone in 2003 and a $750,000 milestone in 2004 related to manufacturing that we are amortizing over the expected commercial life of Fuzeon. During the fourth quarter of 2002, we changed our estimate of the end of this research and development term based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche. Our expectations at that time for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. This change in estimated term resulted in a prospective adjustment to milestone revenue recognized beginning in the fourth quarter of 2002 in accordance with APB 20.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we changed our estimate of the end of the research and development period for our Roche collaboration to 2010 based on an estimate of the development period for T-1249 or another development compound under our collaboration agreement.

Milestone revenue recognized during the six months ended June 30, 2004 is greater than the amount recognized for the six months ended June 30, 2003 because amortization of $15.5 million of the milestones did not begin until the middle of the six months ended June 30, 2003.

Royalty Revenue Total royalty revenue was $87,000 and $1.9 million for the six months ended June 30, 2003 and 2004, respectively. Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. Total net sales outside the United States and Canada for the six months ended June 30, 2003 and 2004 were $868,000 and $19.1 million, respectively.

Collaboration Loss. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada recorded by Roche are reduced by any sales returns, allowances, discounts or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. Our 50% share of the operating income or loss is reported as collaboration income or loss. Product sales of Fuzeon began in the United States on March 27, 2003. Total net sales of Fuzeon in the United States and Canada were $4.3 million and $40.4 million for the six month periods ended June 30, 2003 and 2004, respectively. During the six months ended June 30, 2004, distribution was expanded beyond a single distributor, Chronimed, Inc., to multiple sources, including retail and specialty pharmacies. Incremental sales as a result of this inventory expansion are estimated at approximately $4.5 million, which are included in Roche’s net sales for the U.S. and Canada for the six months ended June 30, 2004.

During the six months ended June 30, 2003 and 2004, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the sale of Fuzeon in the United States of $10.2 million and $12.4 million, respectively. Roche previously had an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003, which terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Chronimed, which was when Chronimed allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

During the six months ended June 30, 2003 and 2004, Roche shipped approximately 3,000 kits and 27,000 kits of Fuzeon, respectively, to paying patients in the United States and Canada. A kit represents a one-month supply of Fuzeon for a patient. Roche shipped approximately 3,000 kits during the quarter ended June 30, 2003, 7,000 kits during the quarter ended September 30, 2003, 9,000 kits during the quarter ended December 31, 2003, 11,000 during the quarter ended March 31, 2004 and 16,000 during the quarter ended June 30, 2004, to paying patients in the United States and Canada. The number of kits shipped may not remain constant and may increase or decrease in the future.

Collaboration loss for the six months ended June 30, 2004 includes approximately $5.4 million in cost variances for commercial drug supply sold from March 27, 2003 through March 31, 2004, in the U.S., and approximately $2.8 million for other manufacturing costs incurred prior to March 31, 2004. The majority of these costs represent charges for drug substance manufactured in 2002 and early 2003, which was more expensive due to the lower yields and longer cycle times encountered in the initial production batches. This drug material has been sold as of June 30, 2004. These costs were disclosed to us during this quarter by Roche. After a series of discussions during the quarter, we agreed on the amount and received a bill for these costs.

Under provisions of our collaboration agreement, our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche expects to spend significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the three months ended June 30, 2004, we reached our $10 million limitation for the year. We recorded a liability of approximately $3.7 million as part of collaboration loss during the three months ended June 30, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at an interest rate of 4.65% from the expected payment date based on achievement of the sales milestones in the agreement. For each of the two quarters remaining in 2004, we will record a similar liability based on the additional expense incurred during these quarters.

Research And Development Expenses. Total research and development expenses were $20.5 million and $11.6 million for the six months ended June 30, 2003 and 2004, respectively. Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until June 30, 2004 for Fuzeon and T-1249.

Non-cash compensation expense changed from $143,000 for the six months ended June 30, 2003 to $53,000 in expense reversal for the six months ended June 30, 2004. This expense is calculated based on the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees at the end of the period as compared to this amount at the beginning of the period. The primary factor affecting this calculation is the change in the market price of our stock. The closing market price per share of our stock was $43.17, $45.62, $20.94, and $14.43 on December 31, 2002, June 30, 2003, December 31, 2003 and June 30, 2004, respectively. The reversal resulted primarily due to the decrease in the market price of our stock from December 31, 2003 to June 30, 2004. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Total other research and development expenses, which are total research and development expenses excluding non-cash compensation charges, decreased from $20.4 million for the six months ended June 30, 2003 to $11.7 million for the six months ended June 30, 2004, because during the six months ended June 30, 2004 we incurred less expense than during the six months ended June 30, 2003 for:

•	the purchase of drug material for future clinical trials,

•	costs in connection with a potential building project,

•	personnel expenses, due to a headcount reduction in workforce implemented in January 2004,

•	our clinical trials for T-1249, whose clinical development was put on hold in January 2004, and

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000.

During 2003, we extended the term of our research agreement with Roche to December 2005. We also recognized reimbursement from Roche for their 50% share of certain research and development expenses incurred during the six months ended June 30, 2004. We did not recognize a similar reimbursement for the six months ended June 30, 2003 because the research agreement was not renewed until December 2003. This decrease in expenses during the six months ended June 30, 2004 was partially offset by an increase in expense incurred for preclinical studies under our research agreement with Roche.

Total research personnel were 89 and 64 at June 30, 2003 and 2004, respectively. We expect research and development expenses, net of the reimbursements for Fuzeon and T-1249 development costs from Roche, to be lower during 2004 as compared to 2003, barring any unforeseen changes, due to:

•	reduced development expenses for T-1249 due to the decision to put that development program on hold,

•	reduced development expenses for Fuzeon due to the fact that we received accelerated FDA approval, and submitted 48 week data for full FDA approval during 2003, and

•	reduced expenses as a result of a headcount reduction that we implemented in January 2004.

General and Administrative Expenses. Total general and administrative expenses were $5.2 million and $5.5 million for the six months ended June 30, 2003 and 2004, respectively.

Non-cash compensation expense decreased from $645,000 for the six months ended June 30, 2003 to $12,000 for the six months ended June 30, 2004 primarily due to the fact that some of the options previously granted to a former consultant who became an employee during 2001 became vested during 2002, and the remaining options granted to this individual became vested during 2003.

Other general and administrative expense increased from $4.6 million for the six months ended June 30, 2003 to $5.5 million for the six months ended June 30, 2004 because during the six months ended June 30, 2004 we:

•	incurred increased premiums for directors and officers’ insurance,

•	accrued severance costs for an executive who ceased employment in June 2004, and

•	paid severance costs for a reduction in force that occurred in January 2004.

Total general and administrative employees were 42 and 32 at June 30, 2003 and 2004, respectively. We expect other general and administrative expenses to increase in the future due to:

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

Other Income (Expense). Other income (expense) consists of interest income and expense. Total other income was $894,000 and $455,000 for the six months ended June 30, 2003 and 2004, respectively. The decrease for the six months ended June 30, 2004 was primarily due to lower interest income because of lower average investment balances during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. We expect yields on our investment portfolio to remain at current levels for the foreseeable future based on the current short-term interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. Net cash used by operating activities was $27.2 million and $28.3 million for the six months ended June 30, 2003 and 2004, respectively. The cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and marketing costs for the commercialization of Fuzeon. The amount used was lower for the six months ended June 30, 2004 primarily due to increased gross margin from the sale of Fuzeon and reduced research and development expenses during the six months ended June 30, 2004. During the six months ended June 30, 2003, we recorded $15.5 million in milestone payments from Roche, compared to $750,000 during the six months ended June 30, 2004.

Investing Activities. Cash provided by investing activities was $18.1 million for the six months ended June 30, 2003. Cash used by investing activities was $7.1 million for the six months ended June 30, 2004. The amount provided for the six months ended June 30, 2003 resulted from the sale of short-term investments to fund our operating activities. The amount used for the six months ended June 30, 2004 resulted primarily from the purchase of short-term investments and an advanced payment to Roche for our share of the costs to improve the Boulder manufacturing facility that manufactures Fuzeon drug substance.

Cash Flow. As of June 30, 2004, we had $66.9 million in cash and cash equivalents and short-term-investments, compared to $92.2 million as of December 31, 2003. The decrease is primarily a result of the cash used by operating activities during the six months ended June 30, 2004.

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

Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. Under provisions of this agreement, our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche expects to spend significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the three months ended June 30, 2004, we reached our $10 million limitation for the year.

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

As of June 30, 2004, we had commitments of approximately $1.3 million to purchase product candidate materials and fund various clinical studies over the next 9 months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 in the United States and Canada. We also expect to have capital expenditures of approximately $1 million during the remainder of 2004 that will not be shared with Roche. Our share of these expenditures may be financed with capital or operating leases, debt or working capital.

Barring unforeseen developments, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 24 months. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon and T-1249, our capital requirements would increase substantially beyond our current expectations.

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

Contractual Obligations. The following table summarizes our material contractual commitments at June 30, 2004 for the remainder of 2004 and subsequent years (in thousands):

Contractual Obligation	2004	2005	2006	2007	2008	Thereafter	Total
Capital leases	$95	$—	$—	$—	$—	$—	$95
Operating leases*	744	1,549	1,508	1,508	1,538	10,042	16,889
Other contractual obligations**	1,185	88	—	—	—	—	1,273

Total	$2,024	$1,637	$1,508	$1,508	$1,538	$10,042	$18,257

*	Includes payments due under a sublease signed during June 2004, that will commence on January 1, 2005, on an existing office and laboratory building.
**	Includes contracts to purchase product candidate materials and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

We have agreed in principle to pay Roche advance payments for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. The total of our share of these costs is approximately $14 million. We have recorded $4 million of these costs at June 30, 2004 and expect to pay the remainder of the costs in $500,000 quarterly payments over the next five years.

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

Accounting and Other Matters

FASB Exposure Draft “Share-Based Payment—an amendment of Statements No. 123 and 95”, was issued in March 2004. This Exposure Draft proposes requiring companies to recognize the fair value of stock options and other stock-based compensation to employees for fiscal years beginning after December 15, 2004. This Exposure Draft would eliminate the option of accounting for these transactions using APB Opinion No. 25, the method we currently use. We are evaluating the impact that this Exposure Draft would have on our financial statements.

The FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on our financial statements and monitors the status of changes to issued exposure drafts and to proposed effective dates.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at June 30, 2004. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$53,065	1.31%
Short-term investments—fixed rate	12,762	1.38%
Overnight cash investments—fixed rate	1,065	0.58%

Total cash and cash equivalents and investment securities	$66,892	1.32%

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the Company’s management as of June 30, 2004. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company and its management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their required evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective as of June 30, 2004.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Stockholders’ Meeting held on June 22, 2004:

	FOR	AGAINST	WITHHELD OR NO-VOTE
Election of the following Directors:
Jeffrey M. Lipton	19,008,576	N/A	42,241
E. Gary Cook, Ph.D.	19,012,362	N/A	38,455
Julian C. Baker	19,031,706	N/A	19,111

Appointment of KPMG LLP as independent accountants for the year ended December 31, 2004	19,028,335	14,306	8,176

In addition, the terms of the following directors continued after the date of the meeting: Charles A. Sanders, M.D., Dani P. Bolognesi, Ph.D., J. Richard Crout, M.D., Felix J. Baker, Ph.D., and Kevin C. Tang.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

(b)	Reports on Form 8-K

We filed a report on Form 8-K on April 15, 2004 under Items 5 and 7 attaching a press release announcing that Fuzeon will be available through retail and specialty pharmacies across the U.S. beginning on April 26.

We furnished a report on Form 8-K on April 21, 2004 under Item 12 announcing our financial results for the first quarter ended March 31, 2004.

We furnished a report on Form 8-K on April 22, 2004 under Item 12 attaching the transcript of our conference call held on April 20, 2004.

We filed a report on Form 8-K on April 27, 2004 under Items 5 and 7 attaching a press release announcing the appointment of Felix J. Baker, Ph.D. and Julian C. Baker to the Board of Directors, and attaching a Registration Rights Agreement dated April 23, 2004 by and between Trimeris, Inc. and Felix J. Baker and Julian C. Baker.

We filed a report on Form 8-K on May 20, 2004 under Items 5 and 7 attaching a press release announcing that AIDS, the Official Journal of the International AIDS Society, published the first Fuzeon® international consensus guidelines.

We filed a report on Form 8-K on June 3, 2004 under Items 5 and 7 attaching a press release announcing a change in senior management.

We filed a report on Form 8-K on June 3, 2004 under Items 5 and 7 attaching a press release announcing the renewal of an agreement to discover small molecule entry inhibitors directed against human immunodeficiency virus (HIV) with Array BioPharma Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc.
(Registrant)

August 6, 2004	By:	/s/ DANI P. BOLOGNESI
Dani P. Bolognesi
Chief Executive Officer, and Chief Scientific Officer

August 6, 2004		/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

August 6, 2004		/s/ TIMOTHY J. CREECH
Timothy J. Creech
Vice President of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1	Executive Employment Agreement between Trimeris, Inc. and George W. Koszalka dated June 21, 2004.

10.2	Sublease Agreement between Trimeris, Inc. and PPD Development, LP dated June 30, 2004.

10.3	Lease Agreement and Amendments between PPD Development, LP (formerly PPD Pharmaco, Inc.) and Weeks Realty, LP relating to Sublease Agreement filed as Exhibit 10.2 hereto.

10.4	Settlement Agreement and Release between Trimeris, Inc. and M. Nixon Ellis dated July 1, 2004.

10.5	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004.

10.6	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.).

31.1	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.