Form 10-K/A
period 2003-12-31
TRIMERIS INC
filed 2004-10-15
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

The number of shares of the registrant’s common stock outstanding as of October 15, 2004 was 21,858,753.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by us on March 12, 2004 (the “Original Report”). We are filing this Amendment No. 1 solely for the purpose of amending and restating Item 15(a)(3) of Part IV of our Original Report to clarify that Exhibit 10.31 to the Original Report has been superseded and replaced by Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. Other than set forth in this Amendment No. 1, no information included in the Original Report has been amended by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report, and does not modify or update the disclosures therein in any other way than as required to reflect this Amendment No. 1.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3)   Exhibits

3.1*	Amended and Restated Bylaws of the Registrant.

3.2(f)	Fourth Amended and Restated Certificate of Incorporation of the Registrant

4.1*	Specimen certificate for shares of Common Stock.

4.2*	Description of Capital Stock (contained in the Fourth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1*	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2*	Cooperation and Strategic Alliance Agreement dated April 21, 1997, between the Registrant and MiniMed Inc.

10.3(j)	Trimeris, Inc. Amended and Restated Stock Incentive Plan.

10.4*	Trimeris, Inc. Employee Stock Purchase Plan.

10.5*	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.6*	Form of Indemnification Agreements.

10.7*	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.8(a)	Master Lease Agreement dated May 28, 1998 between the Company and Finova Technology Finance, Inc.

10.9(m)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan.

10.10(m)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan.

10.11(b)	Chief Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated April 21, 1999.

10.12(c)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.13(c)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.14(c)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.15(c)	Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999.

10.16(c)	Sublease Agreement between Trimeris, Inc. and Blue Cross and Blue Shield of North Carolina dated May 15, 1999.

10.17(c)	Lease Agreement between Hamad Jassim Althani and Blue Cross and Blue Shield of North Carolina, relating to Sublease Agreement filed as Exhibit 10.21 hereto.

10.18(d)	Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000.

10.19(e)	Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000.

10.20(g)

Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche, Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.21(h)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.22(l)	Lease Assignment and Modification Agreement dated as of September 27, 2001 between Trimeris, Inc., Blue Cross and Blue Shield of North Carolina, and Hamad Jassim Althani.

10.23(l)	Third Amendment to Lease dated as of November 30, 2001 between Hamad Jassim Althani and Trimeris, Inc.

10.24(m)	Fourth Amendment to Lease dated as of February 28, 2003 between Hamad Jassim Althani and Trimeris, Inc.

10.25(l)	Sublease Agreement dated as of December 14, 2001 between Trimeris, Inc. and Triangle Pharmaceuticals, Inc.

10.26(l)	Second Amendment dated as of January 21, 2002 between University Place Properties, LLC and Trimeris, Inc.

10.27(i)	Form of Equity Option Confirmation for Call Transaction.

10.28(k)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.29(n)	Third Amendment of Lease between University Place Properties, LLC and Trimeris, Inc. dated May 28, 2003

10.30**	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated November 13, 2003 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.).

10.31+	Amendment to the Development and License Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated January 4, 2004 (This exhibit has been superseded and replaced by Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.32+	Agreement of Sublease by and between Gilead Sciences, Inc. and Trimeris, Inc.

23+	Consent of KPMG LLP.

31.1+	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer

31.2+	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer

31.3**	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer

31.4**	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer

32.1+	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer

32.2+	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer

*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.

**	Filed herewith.

+	Previously filed.

(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(c)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(d)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 29, 2000.

(e)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(f)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(g)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(h)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed on May 11, 2001.

(i)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(j)	Incorporated by reference to Trimeris’ Registration Statement on Form S-8 filed with the Commission on November 30, 2001.

(k)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.

(l)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 25, 2002.

(m)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.

(n)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

October 15, 2004	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky
Chief Executive Officer

EXHIBIT INDEX

3.1*	Amended and Restated Bylaws of the Registrant.

3.2(f)	Fourth Amended and Restated Certificate of Incorporation of the Registrant.

4.1*	Specimen certificate for shares of Common Stock.

4.2*	Description of Capital Stock (contained in the Fourth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1*	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2*	Cooperation and Strategic Alliance Agreement dated April 21, 1997, between the Registrant and MiniMed Inc.

10.3(j)	Trimeris, Inc. Amended and Restated Stock Incentive Plan.

10.4 *	Trimeris, Inc. Employee Stock Purchase Plan.

10.5*	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.6*	Form of Indemnification Agreements.

10.7*	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.8(a)	Master Lease Agreement dated May 28, 1998 between the Company and Finova Technology Finance, Inc.

10.9(m)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan.

10.10(m)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan.

10.11(b)	Chief Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated April 21, 1999.

10.12(c)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.13(c)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.14(c)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.15(c)	Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999.

10.16(c)	Sublease Agreement between Trimeris, Inc. and Blue Cross and Blue Shield of North Carolina dated May 15, 1999.

10.17(c)	Lease Agreement between Hamad Jassim Althani and Blue Cross and Blue Shield of North Carolina, relating to Sublease Agreement filed as Exhibit 10.21 hereto.

10.18(d)	Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000.

10.19(e)	Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000.

10.20(g)

Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche, Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.21(h)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.22(l)	Lease Assignment and Modification Agreement dated as of September 27, 2001 between Trimeris, Inc., Blue Cross and Blue Shield of North Carolina, and Hamad Jassim Althani.

10.23(l)	Third Amendment to Lease dated as of November 30, 2001 between Hamad Jassim Althani and Trimeris, Inc.

10.24(m)	Fourth Amendment to Lease dated as of February 28, 2003 between Hamad Jassim Althani and Trimeris, Inc.

10.25(l)	Sublease Agreement dated as of December 14, 2001 between Trimeris, Inc. and Triangle Pharmaceuticals, Inc.

10.26(l)	Second Amendment dated as of January 21, 2002 between University Place Properties, LLC and Trimeris, Inc.

10.27(i)	Form of Equity Option Confirmation for Call Transaction.

10.28(k)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.29(n)	Third Amendment of Lease between University Place Properties, LLC and Trimeris, Inc. dated May 28, 2003

10.30**	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated November 13, 2003 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.).

10.31+	Amendment to the Development and License Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated January 4, 2004 (This exhibit has been superseded and replaced by Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.32+	Agreement of Sublease by and between Gilead Sciences, Inc. and Trimeris, Inc.

23+	Consent of KPMG LLP.

31.1+	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer

31.2+	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer

31.3**	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer

31.4**	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer

32.1+	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer

32.2+	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer

*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.

**	Filed herewith.

+	Previously filed.

(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(c)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(d)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Commission on March 29, 2000.

(e)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(f)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(g)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(h)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed on May 11, 2001.

(i)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(j)	Incorporated by reference to Trimeris’ Registration Statement on Form S-8 filed with the Commission on November 30, 2001.

(k)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.

(l)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 25, 2002.

(m)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.

(n)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

II-4