Form 10-Q/A
period 2004-06-30
TRIMERIS INC
filed 2004-10-15
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

The number of shares outstanding of the registrant’s common stock as of October 15, 2004 was 21,858,753.

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed by us on August 9, 2004 (the “Original Report”). We are filing this Amendment No. 1 solely for the purpose of amending and restating Item 6(a) of Part II of our Original Report to clarify that Exhibit 10.6 to the Original Report supersedes and replaces Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Other than set forth in this Amendment No. 1, no information included in the Original Report has been amended by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report, and does not modify or update the disclosures therein in any other way than as required to reflect this Amendment No. 1.

PART II OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Executive Employment Agreement between Trimeris, Inc. and George W. Koszalka dated June 21, 2004.*

10.2	Sublease Agreement between Trimeris, Inc. and PPD Development, LP dated June 30, 2004.*

10.3	Lease Agreement and Amendments between PPD Development LP (formerly PPD Pharmaco, Inc.) and Weeks Realty, LP relating to Sublease Agreement filed as Exhibit 10.2 hereto.*

10.4	Settlement Agreement and Release between Trimeris, Inc. and M. Nixon Ellis dated July 1, 2004.*

10.5	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004.*

10.6	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission)(This exhibit supersedes and replaces Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).**

31.1	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer*

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer*

31.3	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer**

31.4	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer**

32.1	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer*

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer*

*	Previously filed.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

October 15, 2004	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky
Chief Executive Officer

EXHIBIT INDEX

10.1	Executive Employment Agreement between Trimeris, Inc. and George W. Koszalka dated June 21, 2004.*

10.2	Sublease Agreement between Trimeris, Inc. and PPD Development, LP dated June 30, 2004.*

10.3	Lease Agreement and Amendments between PPD Development LP (formerly PPD Pharmaco, Inc.) and Weeks Realty, LP relating to Sublease Agreement filed as Exhibit 10.2 hereto.*

10.4	Settlement Agreement and Release between Trimeris, Inc. and M. Nixon Ellis dated July 1, 2004.*

10.5	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004.*

10.6	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004 (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission)(This exhibit supersedes and replaces Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).**

31.1	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer*

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer*

31.3	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer**

31.4	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer**

32.1	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer*

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer*

*	Previously filed.

**	Filed herewith.