Form 10-Q
period 2004-09-30
TRIMERIS INC
filed 2004-11-09
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock as of November 1, 2004 was 21,857,603.

TRIMERIS, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,883	$85,714
Short-term investments	18,058	6,484
Accounts receivable	—	1
Prepaid expenses	390	2,105

Total current assets	59,331	94,304

Property, furniture and equipment, net	2,428	2,578

Other assets:
Patent costs, net	1,838	1,650
Advanced payment - Roche	4,093	—
Equipment deposits	30	68

Total other assets	5,961	1,718

Total assets	$67,720	$98,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,037	$893
Accounts payable – Roche	3,527	11,029
Current installments of capital lease obligations	1	274
Accrued compensation	3,601	1,739
Deferred revenue – Roche	2,185	3,954
Accrued expenses	560	674

Total current liabilities	10,911	18,563

Deferred revenue - Roche	12,282	11,369
Accrued marketing costs	9,621	—

Total liabilities	32,814	29,932

Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Series A, B, C, and D preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 21,858 and 21,573 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003	22	22
Additional paid-in capital	402,553	398,925
Accumulated deficit	(364,647)	(330,276)
Deferred compensation	(3,008)	—
Accumulated other comprehensive loss	(14)	(3)

Total stockholders’ equity	34,906	68,668

Total liabilities and stockholders’ equity	$67,720	$98,600

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Milestone revenue	$546	$989	$1,606	$1,975
Royalty revenue	1,207	234	3,117	321

Total revenue	1,753	1,223	4,723	2,296

Operating expenses:

Collaboration loss	2,280	5,231	14,676	15,446

Research and development:
Non-cash compensation	109	(125)	56	18
Other research and development expense	5,360	10,850	17,042	31,227

Total research and development expense	5,469	10,725	17,098	31,245

General and administrative:
Non-cash compensation	146	122	158	767
Other general and administrative expense	2,344	2,088	7,828	6,655

Total general and administrative expense	2,490	2,210	7,986	7,422

Total operating expenses	10,239	18,166	39,760	54,113

Operating loss	(8,486)	(16,943)	(35,037)	(51,817)

Other income (expense):
Interest income	254	323	714	1,243
Interest expense	(43)	(9)	(48)	(35)

Total other income (expense)	211	314	666	1,208

Net loss	$(8,275)	$(16,629)	$(34,371)	$(50,609)

Basic and diluted net loss per share	$(0.38)	$(0.77)	$(1.59)	$(2.36)

Weighted average shares used in per share computations	21,617	21,513	21,603	21,436

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(34,371)	$(50,609)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,036	1,259
Other amortization	48	51
Amortization of deferred revenue – Roche	(1,606)	(1,975)
Non-cash compensation	214	785
Changes in operating assets and liabilities:
Accounts receivable	1	(1)
Prepaid expenses	1,715	773
Other assets	38	57
Accounts payable	144	(725)
Accounts payable – Roche	(7,502)	(4,347)
Accrued compensation	1,862	389
Accrued expenses	(114)	(8)
Advanced payment - Roche	(4,093)	—
Accrued marketing costs	9,621	—
Deferred revenue – Roche	750	15,500

Net cash used by operating activities	(32,257)	(38,851)

Cash flows from investing activities:
Purchases of short-term investments	(26,404)	(8,445)
Maturities of short-term investments	14,819	32,433
Purchases of property and equipment	(886)	(977)
Patent costs	(236)	(631)

Net cash provided (used) by investing activities	(12,707)	22,380

Cash flows from financing activities:
Principal payments under capital lease obligations	(273)	(539)
Proceeds from employee stock purchase plan	111	2,167
Proceeds from exercise of stock options	295	369

Net cash provided by financing activities	133	1,997

Net decrease in cash and cash equivalents	(44,831)	(14,474)
Cash and cash equivalents, beginning of period	85,714	119,729

Cash and cash equivalents, end of period	$40,883	$105,255

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

2. BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, restricted stock grants and stock warrants, would have an anti-dilutive effect. At September 30, 2003, there were 2,645,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding. At September 30, 2004, there were 3,350,000 options to purchase common stock, 190,350 restricted stock grants, which become fully vested in 2007, 50,000 restricted stock grants, which become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

Interest of approximately $35,000 and $6,000 was paid during the nine months ended September 30, 2003 and 2004, respectively.

There was an additional $42,000 charged to interest expense for the nine months ended September 30, 2004. This amount represents the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses in excess of $10 million in 2004. The Company recorded a liability of $9.6 million, as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the agreement.

No new capital leases were incurred for the nine months ended September 30, 2003 or 2004.

Net unrealized gains on short-term investments totaled $35,000 during the nine month period ended September 30, 2003 and net unrealized losses on short-term investments totaled $11,000 during the nine month period ended September 30, 2004. Unrealized gains/losses are reported on the balance sheet as accumulated other comprehensive gain / (loss).

4. STOCKHOLDERS’ EQUITY

Changes in Additional Paid-In Capital

A change in additional paid-in capital during the nine months ended September 30, 2003 was $38,000 related to expense reversal of non-cash compensation charges. A change in additional paid-in capital during the nine months ended September 30, 2004 was $44,000 related to expense reversal of non-cash compensation charges.

In June 2004, a grant of 191,500 shares of restricted stock was made to substantially all employees. A $2.7 million charge, equal to the market value of these shares on the grant date, was made to deferred compensation and credited to additional paid-in capital. This deferred compensation will be charged to expense ratably over the three-year vesting period of the restricted stock. In September 2004, a grant of 50,000 shares of restricted stock was made to the newly appointed Chief Executive Officer. A $575,000 charge, equal to the market value of these shares on the grant date, was made to deferred compensation and credited to additional paid-in capital. This deferred compensation will be charged to expense ratably over the four-year vesting period of the restricted stock. Amortization expense, related to these restricted stock grants, in the amount of $258,000 was charged to non-cash compensation expense for the nine months ended September 30, 2004.

5. ROCHE COLLABORATION

In July 1999, the Company announced a worldwide agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20, currently known as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a replacement compound. In the United States and Canada, the Company and Roche will share development expenses and profits for Fuzeon and T-1249 equally, or a replacement compound. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. To date Roche has made nonrefundable payments and milestone payments of approximately $28.3 million. Roche will provide up to an additional $33 million in cash upon achievement of developmental, regulatory and commercial milestones. This agreement with Roche grants them an exclusive, worldwide license for Fuzeon and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy and operation of the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including but not limited to manufacturing and distribution, pricing and discounts, sales and marketing activities, and promotional activities.

Roche is manufacturing Fuzeon drug substance in its Boulder, Colorado facility. Roche’s manufacturing facility in Basel, Switzerland and another third party facility are producing the finished drug product from such bulk drug substance. Fuzeon is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

Under provisions of this agreement, the Company’s actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche expects to spend significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the nine months ended September 30, 2004, the Company’s share of selling and marketing expenses exceeded $10 million. In addition to the $10 million included in collaboration loss, the Company recorded a liability of $9.6 million as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses in excess of approximately $10 million, based on the expected timing and terms of payment under the agreement.

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of September 30, 2004. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

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

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration loss in the Statements of Operations. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Total net sales of Fuzeon in the United States and Canada were $15.1 million and $61.5 million during the nine months ended September 30, 2003 and 2004, respectively. During the nine months ended September 30, 2003 and 2004, sales, marketing and other expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company’s 50% share of operating loss from the sale of Fuzeon in the United States of $15.4 million and $14.7 million, respectively. Roche previously had an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales had been recognized when title and risk of loss had passed to Chronimed, which was when Chronimed allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

Collaboration loss for the three months ended September 30, 2004 includes approximately $900,000 of a net charge comprised of our share of a supply contract penalty, partially off-set by an adjustment to Roche’s inventory.

Under our collaboration agreement with Roche, we contribute towards our share of the capital invested in their manufacturing facility through the depreciation charged to cost of goods sold as the products are sold. The charge for depreciation is based on Roche’s depreciation methods and respective lives of associated assets.

Through a series of negotiations, we have reached an understanding in principle with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility, over a seven-year period. We are in the process of formalizing these terms in a written agreement. Our anticipated share of this capital investment is approximately $14 million. As a result, we accrued an initial payment of $4 million at June 2004 and expect to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche”. This asset will be amortized based on the units of Fuzeon sold during the collaboration period, in order to properly allocate the capital investment to cost of goods sold in future periods. The life of the asset will be the commercial life of Fuzeon, which is the collaboration period. In addition, other peptide drug candidates discovered under our collaboration with Roche, including T-1249, can be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

6. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($50,574,000) for the nine months ended September 30, 2003, and ($34,360,000) for the nine months ended September 30, 2004. For the Company, other comprehensive income (loss) consists of unrealized gains or losses on securities available for sale.

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

SFAS No. 123 permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25. Had the Company determined compensation expense based on the fair value at the grant date for its stock-based plans under SFAS No. 123, the Company’s net loss and basic loss per share would have been increased to the pro forma amounts indicated below for the three months and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(8,275)	$(16,629)	$(34,371)	$(50,609)
Compensation cost recorded under APB Opinion No. 25	238	121	258	822
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(1,654)	(3,844)	(6,995)	(9,534)

Pro forma	$(9,691)	$(20,352)	$(41,108)	$(59,321)

Basic and diluted loss per share:
As reported	$(0.38)	$(0.77)	$(1.59)	$(2.36)
Pro forma	$(0.45)	$(0.95)	$(1.90)	$(2.77)

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2004	2003
Estimated dividend yield	0%	0%
Expected stock price volatility	45%	40-50%
Risk-free interest rate	3.5%	2%
Expected life of options	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years

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

The components of net periodic post-retirement benefits cost of the Plan for the nine months ended September 30, consisted of the following (in thousands):

	Nine Months Ended September 30,
	2004	2003
Service cost	$102	$21
Interest cost	22	4
Amortization of prior service costs	18	3

Total	$142	$28

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

As of September 30, 2004, the Company had commitments of approximately $988,000 to purchase product candidate materials and fund various clinical studies over the next six months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement. Under the collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004. These factors include, but are not limited to:

•	that if Fuzeon does not maintain or increase its market acceptance, our business will be materially harmed;

•	that we have sustained losses since our inception, and expect our losses to continue;

•	that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that we are dependant upon Roche for manufacturing, sales, marketing and distribution of Fuzeon and should Roche terminate the collaboration agreement we would face significant challenges in maintaining our business;

•	that though our drug is commercially available, in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our drug candidates or expend significant resources to develop these capabilities;

•	that if sufficient amounts of Fuzeon and our other drug candidates cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•	that Roche has significant inventory of both finished product and raw materials on hand, if Fuzeon sales do not increase we could face the risk of significant write-offs;

•	our internal control over financial reporting may not be considered effective which could result in an inability to timely file and a loss of investor confidence in our financial reports, which would in turn have an adverse effect on our stock price;

•	that we do not control the manufacturing and production schedule at Roche’s Boulder facility where Fuzeon is manufactured and that we cannot ensure that significant costs associated with scheduling decisions will not be incurred;

•	that we are currently in the process of finalizing an amendment to our collaboration agreement with Roche that addresses several significant payments we have made and will make in the future and we cannot guarantee that these negotiations will lead to a final agreement;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;

•	that we may not receive or maintain all necessary regulatory approvals for Fuzeon or our other drug candidates or approvals may be delayed;

•	that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•	that HIV is likely to develop resistance to Fuzeon and our other drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•	that we are dependent on the successful outcome of clinical trials for our drug candidates;

•	that obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to achieve profitability;

•	that failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete;

•	that if we cannot maintain commercial manufacturing agreements with Roche or third parties on acceptable terms, or if Roche or these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that if Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates;

•	that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•	that we depend on patents and proprietary rights, which may offer only limited protection against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation;

•	that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage;

•	that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock;

•	that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer;

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates; and

•	that our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

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

We have lost money since inception and, as of September 30, 2004, had an accumulated deficit of approximately $364.6 million. We have received revenue only from federal small business innovative research grants, otherwise known as SBIR grants, an investigative contract, and an initial collaboration payment and milestone payments from Roche. We may never generate significant revenue from product sales or royalties.

Currently, our only significant source of revenue is from the sale of Fuzeon. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. Selling, marketing and other charges in the United States and Canada exceeded the gross margin from the sale of Fuzeon in these countries during the three and nine months ended September 30, 2003 and 2004, resulting in negative cash flow from the sale of Fuzeon in these countries for the three and nine months ended September 30, 2003 and 2004. During the three and nine months ended September 30, 2003 and 2004, our share of this negative cash flow exceeded royalties received from the sale of Fuzeon outside these countries. As a result, we had negative cash flow from the collaboration agreement during the three and nine months ended September 30, 2003 and 2004.

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

As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or Roche’s ability to successfully develop and obtain and maintain regulatory approval for Fuzeon or other drug candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any. We may never achieve profitable operations, even if Roche achieves increased Fuzeon sales levels.

We are in the process of finalizing an amendment to our collaboration agreement with Roche. This amendment will clarify certain responsibilities of the parties under the collaboration agreement. To date we have reached an agreement in principle regarding certain key terms of this amendment. With respect to the understanding we have with Roche pertaining to amounts owed for future capital contributions, manufacturing milestones, and for manufacturing variances, we have recorded these amounts as of September 30, 2004 on the assumption that we will execute an agreement with terms substantially the same as those we have agreed to in principle.

Research and Development

The following discussion highlights certain aspects of our on going and planned research and development programs and commercialization efforts, including information presented during the nine months ended September 30, 2004. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC on March 12, 2004 for a summary of previous clinical data presented on Fuzeon. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

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

On October 15, 2004, the FDA granted full approval based on results from Phase III clinical trials over 48 weeks. There are no results from studies of Fuzeon in patients who have not previously received anti-HIV drugs. There are no results from controlled trials evaluating the effect of Fuzeon on the clinical progression of HIV.

Regulatory

Roche filed an application for European marketing approval on September 19, 2002. Roche received approval from the European Medicines Evaluation Agency, or EMEA, for use in the European Union on May 27, 2003. Roche submitted a full analysis of 48-week clinical data from TORO-1 and TORO-2 to the Committee for Proprietary Medicinal Products, or CPMP, in December 2003 seeking full approval for Fuzeon. In April 2004, the CPMP recommended full approval for Fuzeon based on this 48-week data. Roche received full approval from the EMEA for use in the European Union on June 8, 2004. Outside the United States and the European Union, Roche has received approval and reimbursement for Fuzeon in over thirty-five countries, and is in the process of negotiating reimbursement from additional countries in which they plan to market Fuzeon.

On October 15, 2004, the FDA granted full approval to Fuzeon. The FDA had previously granted accelerated approval to Fuzeon on the basis of 24-week data in March 2003 and premised on the subsequent submission of 48-week data. Accelerated approval is a special regulatory status designed to expedite the approval of therapies for serious or life-threatening illnesses, which provide meaningful benefit to patients over existing treatments. The traditional approval of Fuzeon was based on results from Phase III clinical trials over 48 weeks which confirmed the durable efficacy and safety of Fuzeon -based regimens.

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

Distribution

On April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. This development will afford enhanced and simplified access to Fuzeon for patients and their healthcare providers. Physicians can write prescriptions for Fuzeon from their own prescription pads and patients can get Fuzeon from the pharmacy of their choice, including Chronimed. Prior to April 26, 2004, Fuzeon was only available in the U.S. exclusively through Chronimed, Inc. (“Chronimed”).

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

While these guideline publications provide guidance to clinicians on the recommended role and use of in clinical practice, physicians are not required to adhere to these recommendations. The actual use of Fuzeon may or may not be positively affected by these guidelines.

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

Additional analyses derived from the TORO data indicate that there is a distinct disadvantage to patients who wait to initiate Fuzeon based therapy. In the TORO study, patients originally randomized to the control group were allowed to add Fuzeon to a re-optimized regimen at virological failure or after 48 weeks on study. Data continued to be collected from these patients that we have now defined as the “switch” patient. Patients in the Fuzeon treatment group from the outset of the studies achieved a median viral load reduction in blood levels of HIV of 2.1 log10 through 96 weeks of treatment. This reduction was markedly greater than that achieved by the “switch” patients who achieved a mean reduction in viral load at 96 weeks of 1.1 log10. Patients in the Fuzeon treatment group saw continuous improvements in CD4 cells over the study period with the mean CD4 increase from baseline of 166 cells per cubic millimeter at week 96 compared to 116 cells per cubic millimeter in the “switch” patient group.

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

Optimizing long-term response

On October 5, 2004 we announced that in a retrospective, subset analysis of 48-week data from the TORO Phase III studies, almost twice as many treatment experienced patients (52 percent) who took Fuzeon with an active protease inhibitor (PI) regimen (including at least two other active anti-HIV drugs) achieved undetectable levels of HIV (less than 400 copies/ mL), compared to those receiving an active boosted PI regimen without Fuzeon (27 percent). Patients taking Fuzeon with an active boosted PI regimen also experienced a significantly greater immunological response, with a median increase of 104 CD4 cells / mm3 versus an increase of 57 CD4 cells / mm3 among patients receiving an active boosted PI regimen without Fuzeon.

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

T-1249 and Next Generation Peptides

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

In January 2004, Roche and Trimeris announced that the clinical development of T-1249 was put on hold due to challenges in achieving the desired technical profile of the current formulation. The compound’s safety, efficacy and tolerability were not factors affecting the decision. As with any compound in development, the technical development is an evolving process where many challenges are identified. The physical properties of T-1249 differ from Fuzeon during its manufacturing and formulation. Our focus will be to continue the pursuit of new formulations of T-1249 that are more patient-friendly for chronic administration.

With respect to Trimeris’s next generation peptide program our intention is to identify a next generation fusion inhibitor candidate that has an optimized virological and pharmacokinetic profile and to identify a sustained-release formulation for that peptide as well. In January 2005, Trimeris expects to select a peptide with an optimized profile for large-scale synthesis and advanced formulation studies with toxicological studies to follow some time thereafter.

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

RESULTS OF OPERATIONS

Comparison Of Three Months Ended September 30, 2004 and 2003

Revenues

The table below presents our revenue sources for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

(in thousands)	Three months ended September 30,		Increase (Decrease)
	2004	2003
Milestone revenue	$546	$989	$(443)
Royalty revenue	1,207	234	973

Total revenue	$1,753	$1,223	$530

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2004. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period, as appropriate.

(in thousands)	Milestone Total		Date Achieved	Total Revenue Recognized Through September 30, 2004	Revenue for the three months ended September 30, 2004	End of Recognition Period
	$4,600	*	July 1999	$3,364	$49	December 2010
	2,000		October 2000	1,303	28	December 2010
	8,000		March 2003	2,175	233	December 2010
	5,000		May 2003	1,186	152	December 2010
	2,500		June 2003	325	63	June 2013
	750	**	June 2004	30	21	June 2013

Total	$22,850			$8,383	$546

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million in warrants, over the research and development period.
**	We are in the process of finalizing an amendment to our collaboration agreement with Roche. In its present form the proposed amendment resolves issues related to the performance of certain milestones. As of June 2004, the parties had agreed that certain performance had been met and that payment of this milestone was appropriate. We have recorded these amounts as of September 30, 2004 in anticipation that we will reach a final agreement with terms substantially the same as those we have agreed to in principle.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we changed our estimate of the end of the research and development period for our Roche collaboration to 2010, from a period of 2005 to 2007, based on an estimate of the development period for T-1249 or another development compound under our collaboration agreement. This change in estimate resulted in lower milestone revenue in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. Total gross sales outside the United States and Canada for the three months ended September 30, 2003 and 2004 were $2.54 million and $13.1 million, respectively. To calculate the royalty revenue an 8% distribution charge is deducted from gross sales to calculate net sales, from which Trimeris receives a 10% royalty.

Collaboration Loss

The table below presents our collaboration loss for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Collaboration loss is reported as “Collaboration loss” on our Statement of Operations. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada.

(in thousands)	Three months ended September 30,		Increase (Decrease)
	2004	2003
Gross Fuzeon sales by Roche	$24,379	$12,213	$(12,166)
Less sales adjustments	(3,319)	(1,473)	1,846

Net sales	21,060	10,740	10,320
Cost of goods sold	(11,357)	(4,798)	6,559

Gross margin	9,703	5,942	3,761
Selling and marketing expenses	—	(15,757)	(15,757)
Other costs	(2,279)	(519)	1,760

Total shared profit & loss	7,424	(10,334)	17,758

Trimeris share (50%)	3,712	(5,167)	8,879
Costs exclusive to Trimeris Inc.	(5,992)	(64)	5,928

Net loss from collaboration	$(2,280)	$(5,231)	$(2,951)

Gross Fuzeon sales by Roche: Gross Fuzeon sales are recorded by Roche. Prior to April 26, 2004, Roche had an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003, which terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Chronimed, which was when Chronimed allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

During the three months ended September 30, 2004 and 2003, Roche shipped approximately 14,600 kits and 7,000 kits of Fuzeon, respectively, to wholesalers/distributors in the United States and Canada. A kit represents a one-month supply of Fuzeon for a patient.

Roche shipped approximately 3,000 kits during the quarter ended June 30, 2003, 7,000 kits during the quarter ended September 30, 2003, 9,000 kits during the quarter ended December 31, 2003, 11,000 kits during the quarter ended March 31, 2004 and 16,000 kits during the quarter ended June 30, 2004, to wholesalers/distributors in the United States and Canada. The number of kits shipped may not remain constant and may increase or decrease in the future.

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. Sales adjustments increased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to increased kit sales as described above. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the three months ended September 30, 2004.

Cost of goods sold: Cost of goods sold increased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to increased kit sales as described above. Also, during the three months ended September 30, 2004 there were additional manufacturing variances included in cost of goods sold.

Gross margin: Gross margin as a percentage of net sales for the three months ended September 30, 2004 was 46% compared to 55% for the three months ended September 30, 2003. The decrease in gross margin primarily resulted from lower than anticipated manufacturing volumes.

Selling and marketing expenses: Under provisions of our collaboration agreement, our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche expects to spend significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the six months ended June 30, 2004, we reached our $10 million limitation for the year. We recorded a liability of approximately $3.7 million as part of collaboration loss during the three months ended June 30, 2004. For the three months ended September 30, 2004, we recorded an additional liability of approximately $5.9 million as part of collaboration loss, which is reflected in the above table as “Costs exclusive to Trimeris, Inc.” This represents the net present value of our estimated share of the additional expenses, based on achievement of the sales milestones in the agreement. For the fourth quarter of 2004, we will record a similar liability based on the additional expense incurred during the quarter.

        Other costs: Other costs for the three months ended September 30, 2004 includes a net charge comprised of a supply contract penalty off-set by an adjustment to Roche’s inventory. Also included in other costs are general and administrative and distribution charges. Trimeris is responsible for 50% of these costs under the collaboration agreement.

Costs exclusive to Trimeris: Costs exclusive to Trimeris includes the net present value of the Company’s estimated share of the marketing expenses in excess of approximately $10 million, based on expected timing and terms of payment under the agreement. The marketing limit is discussed above. Also included in the costs exclusive to Trimeris is approximately $91,000 related to license fees for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

(in thousands)	Three months ended September 30,		Increase (Decrease)
	2004	2003
Non-cash compensation	$109	$(125)	$234
Other research and development expense	5,360	10,850	(5,490)

Total research and development expense	$5,469	$10,725	$(5,256)

Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 to September 30, 2004 for Fuzeon and T-1249.

Non-cash compensation: Non-cash compensation expense is recognized based on the cumulative expense calculated under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for stock options previously granted to non-employees at the end of the period as compared to this amount at the beginning of the period. The primary factor affecting the expense to be recognized is the change in the market price of our stock. The closing market price per share of our stock was $45.62, $25.07, $14.43, and $15.05 on June 30, 2003, September 30, 2003, June 30, 2004 and September 30, 2004, respectively. The cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was greater at September 30, 2004, compared to June 30, 2004. This increase in the expense resulted primarily due to the increase in the market price of our stock from June 30, 2004 to September 30, 2004. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Also included in the non-cash compensation expense is amortization expense of $92,000 related to restricted stock granted in June 2004.

Other research and development expense: Total other research and development expenses decreased during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, as a result of:

•	decreased costs associated with our clinical trials for T-1249, whose clinical development was put on hold in January 2004,

•	decrease in the purchase of drug material for future clinical trials,

•	decrease in the costs in connection with a potential building project,

•	decreased personnel expenses, due to a headcount reduction in workforce implemented in January 2004 and

•	decrease in costs for our two Phase III clinical trials for Fuzeon, which were initiated in late 2000.

During 2003, we extended the term of our research agreement with Roche to December 2005. We also recognized reimbursement from Roche for their 50% share of certain research and development expenses, incurred by Trimeris, during the three months ended September 30, 2004. We did not recognize a similar reimbursement for the three months ended September 30, 2003 because the research agreement was not renewed until December 2003. This decrease in research and development expense during the three months ended September 30, 2004 was partially offset by expense incurred for preclinical studies under our research agreement with Roche.

Total research personnel were 92 and 63 at September 30, 2003 and 2004, respectively. We expect research and development expenses, net of the reimbursements for Fuzeon and T-1249 development costs from Roche, to be lower during 2004 as compared to 2003, barring any unforeseen changes, due to:

•	reduced development expenses for T-1249 due to the decision to put that development program on hold,

•	reduced development expenses for Fuzeon due to the fact that we received accelerated FDA approval, and submitted 48 week data for full FDA approval during 2003 and received approval in October of 2004, and

•	reduced expenses as a result of a headcount reduction that we implemented in January 2004.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

(in thousands)	Three months ended September 30,		Increase (Decrease)
	2004	2003
Non-cash compensation	$146	$122	$24
Other general and administrative expense	2,344	2,088	256

Total general and administrative expense	$2,490	$2,210	$280

Non-cash compensation: Non-cash compensation expense for the three months September 30, 2004 represents amortization expense for the restricted stock granted in June 2004. The expense for the three months ended September 30, 2003 represents the stock options previously granted to non-employees at the end of the period as compared to this amount at the beginning of the period.

Other general and administrative expense: Other general and administrative expense increased for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 as a result of :

•	increased premiums for directors and officers’ insurance,

•	increased recruitment costs, and

•	increased costs to meet new requirements placed on public companies by The Sarbanes-Oxley Act of 2002 and related regulations issued by the SEC and new Nasdaq listing standards.

Total general and administrative employees were 42 and 31 at September 30, 2003 and 2004, respectively. We expect other general and administrative expenses to increase in the future due to increased costs to meet new requirements placed on public companies by The Sarbanes-Oxley Act of 2002 and related regulations issued by the SEC and new Nasdaq listing standards.

These expected increases will be partially offset by reduced expenses due to a headcount reduction that we implemented in January 2004.

Other Income (Expense). Other income (expense) consists of interest income and expense. Total other income was $314,000 and $211,000 for the three months ended September 30, 2003 and 2004, respectively. The decrease for the three months ended September 30, 2004 was primarily due to lower interest income because of lower average investment balances during the three months ended September 30, 2004 compared to the three months ended September 30, 2003. We expect yields on our investment portfolio to remain at current levels for the foreseeable future based on the current short-term interest rate environment.

Comparison Of Nine Months Ended September 30, 2004 and 2003

Revenues

The table below presents our revenue sources for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

(in thousands)	Nine months ended September 30,		Increase (Decrease)
	2004	2003
Milestone revenue	$1,606	$1,975	$(369)
Royalty revenue	3,117	321	2,796

Total revenue	$4,723	$2,296	$2,427

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2004. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period, as appropriate.

(in thousands)	Milestone Total		Date Achieved	Total Revenue Recognized Through September 30, 2004	Revenue for the nine months ended September 30, 2004	End of Recognition Period
	$4,600	*	July 1999	$3,364	$147	December 2010
	2,000		October 2000	1,303	84	December 2010
	8,000		March 2003	2,175	700	December 2010
	5,000		May 2003	1,186	456	December 2010
	2,500		June 2003	325	189	June 2013
	750	**	June 2004	30	30	June 2013

Total	$22,850			$8,383	$1,606

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million in warrants, over the research and development period.
**	We are in the process of finalizing an amendment to our collaboration agreement with Roche. In its present form, the proposed amendment resolves issues related to the performance of certain milestones. As of June 2004, the parties had agreed that certain performance had been met and that payment of this milestone was appropriate. We have recorded these amounts as of September 30, 2004 in anticipation that we will reach a final agreement with terms substantially the same as those we have agreed to in principle.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result, we changed our estimate of the end of the research and development period for our Roche collaboration to 2010, from a period of 2005 to 2007, based on an estimate of the development period for T-1249 or another development compound under our collaboration agreement. This change in estimate resulted in lower milestone revenue in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. Total gross sales outside the United States and Canada for the nine months ended September 30, 2003 and 2004 were $3.5 million and $33.9 million, respectively. To calculate the royalty revenue an 8% distribution charge is deducted from gross sales to calculate net sales, from which Trimeris receives a 10% royalty.

Collaboration Loss

The table below presents our collaboration loss for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Collaboration loss is reported as “Collaboration loss” on our Statement of Operations. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada.

(in thousands)	Nine months ended September 30,		Increase (Decrease)
	2004	2003
Gross Fuzeon sales by Roche	$69,625	$17,172	$52,453
Less sales adjustments	(8,130)	(2,109)	6,021

Net sales	61,495	15,063	46,432
Cost of goods sold	(39,762)	(6,511)	33,251

Gross margin	21,733	8,552	13,181
Selling and marketing expenses	(21,960)	(37,768)	(15,808)
Other costs	(9,188)	(1,495)	7,693

Total shared profit & loss	(9,415)	(30,711)	(21,296)

Trimeris share (50%)	(4,708)	(15,356)	(10,648)
Costs exclusive to Trimeris Inc.	(9,968)	(90)	9,878

Net loss from collaboration	$(14,676)	$(15,446)	$(770)

Gross Fuzeon sales by Roche: Gross Fuzeon sales are recorded by Roche. During the nine months ended September 30, 2004 and 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in our 50% share of operating loss from the sale of Fuzeon in the United States of $14.7 million and $15.4 million, respectively. Roche previously had an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States during the initial commercial launch in 2003, which terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Chronimed, which was when Chronimed allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

During the nine months ended September 30, 2004 and 2003, Roche shipped approximately 41,600 kits and 10,000 kits of Fuzeon, respectively, to wholesalers/distributors in the United States and Canada. A kit represents a one-month supply of Fuzeon for a patient. Roche shipped approximately 3,000 kits during the quarter ended June 30, 2003, 7,000 kits during the quarter ended September 30, 2003, 9,000 kits during the quarter ended December 31, 2003, 11,000 kits during the quarter ended March 31, 2004, 16,000 kits during the quarter ended June 30, 2004 and 14,600 kits during the quarter ended September 30, 2004, to wholesalers/distributors in the United States and Canada. The number of kits shipped may not remain constant and may increase or decrease in the future.

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. Sales adjustments increased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to increased kit sales as described above. There were no material revisions to Roche’s recorded estimates of sales adjustments for the nine months ended September 30, 2004.

Cost of goods sold: Cost of goods sold for the nine months ended September 30, 2004 includes approximately $8.2 million relating to unabsorbed costs that were the result of unexpectedly low initial manufacturing volumes when Fuzeon was launched and various costs associated with the development of the Fuzeon manufacturing process.

These costs were disclosed to us during the second quarter of 2004 by Roche. Previously, we inquired about manufacturing variances and were provided amounts by Roche which we previously recorded. After a series of discussions and negotiations during the second quarter with Roche and notwithstanding our contractual agreement, we agreed in principle on an amount subject to some additional due diligence. We recorded the above amount during the second quarter. We are currently in the process of formalizing an amendment to our collaboration agreement with respect to the variance calculation.

Gross margin: Gross margin as a percentage of net sales for the nine months ended September 30, 2004 was 35% compared to 57% for the three months ended September 30, 2003. The gross margin for the nine months ended September 30, 2004 declined compared to September 30, 2003 primarily as a result of costs described in the immediately preceding two paragraphs. Excluding these costs, gross margin from the collaboration for the nine months ended September 30, 2004 is approximately 49%.

Selling and marketing expenses: Under provisions of our collaboration agreement, our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche expects to spend significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the six months ended June 30, 2004, we reached our $10 million limitation for the year. We recorded a liability of approximately $9.6 million as part of collaboration loss during the nine months ended September 30, 2004, which is reflected in the above table as “Costs exclusive to Trimeris, Inc.” This represents the net present value of our estimated share of the additional expenses, based on achievement of the sales milestones in the agreement. For the fourth quarter of 2004, we will record a similar liability based on the additional expense incurred during the quarter.

Other costs: Other costs for the nine months ended September 30, 2004 includes approximately $7.5 million of a net charge comprised of our share of a supply contract penalty, and charges for the Boulder manufacturing facility partially off-set by an adjustment to Roche’s inventory. Also included in other costs are general and administrative and distribution charges. Trimeris is responsible for 50% of these costs under the collaboration agreement.

Costs exclusive to Trimeris: Costs exclusive to Trimeris includes the net present value of the Company’s estimated share of the marketing expenses in excess of approximately $10 million, based on expected timing and terms of payment under the agreement. The marketing limit is discussed above. Also included in the costs exclusive to Trimeris is approximately $389,000 related to license fees for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

(in thousands)	Nine months ended September 30,		Increase (Decrease)
	2004	2003
Non-cash compensation	$56	$18	$38
Other research and development expense	17,042	31,227	(14,185)

Total research and development expense	$17,098	$31,245	$(14,147)

Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 until September 30, 2004 for Fuzeon and T-1249.

Non-cash compensation: Non-cash compensation expense is recognized based on the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees at the end of the period as compared to this amount at the beginning of the period. The primary factor affecting the expense to be recognized is the change in the market price of our stock. The closing market price per share of our stock was $43.17, $25.07, $20.94, and $15.05 on December 31, 2002, September 30, 2003, December 31, 2003 and September 30, 2004, respectively. An expense reversal resulted primarily due to the decrease in the market price of our stock from December 31, 2003 to September 30, 2004. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested. The expense reversal is offset by amortization expense of $100,000 related to restricted stock granted in June 2004.

Other research and development expense: Total other research and development expenses decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, as a result of:

•	decreased costs associated with our clinical trials for T-1249, whose clinical development was put on hold in January 2004,

•	decrease in the purchase of drug material for future clinical trials,

•	decrease in the costs in connection with a potential building project,

•	decreased personnel expenses, due to a headcount reduction in workforce implemented in January 2004, and

•	decrease in costs for our two Phase III clinical trials for Fuzeon, which were initiated in late 2000.

During 2003, we extended the term of our research agreement with Roche to December 2005. We also recognized reimbursement from Roche for their 50% share of certain research and development expenses, incurred by Trimeris, during the nine months ended September 30, 2004. We did not recognize a similar reimbursement for the nine months ended September 30, 2003 because the research agreement was not renewed until December 2003. This decrease in research and development expenses during the nine months ended September 30, 2004 was partially offset by expense incurred for preclinical studies under our research agreement with Roche.

Total research personnel were 92 and 63 at September 30, 2003 and 2004, respectively.

General and Administrative Expenses

The table below presents our general and administrative expenses for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

(in thousands)	Nine months ended September 30,		Increase (Decrease)
	2004	2003
Non-cash compensation	$158	$767	$(609)
Other general and administrative expense	7,828	6,655	1,173

Total general and administrative expense	$7,986	$7,422	$564

Non-cash compensation: Non-cash compensation expense decreased for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2004 primarily due to the fact that some of the options previously granted to a former consultant who became an employee during 2001 became vested during 2002, and the remaining options granted to this individual became vested during 2003. Non-cash compensation expense for the nine months ended September 30, 2004 includes amortization expense of $158,000 for the restricted stock granted in June 2004.

Other general and administrative expense: Other general and administrative expense increased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of:

•	increased premiums for directors’ and officers’ insurance,

•	increased recruitment costs,

•	increased accruals related to severance costs for an executive who ceased employment in June 2004,

•	increased severance costs for a reduction in force that occurred in January 2004, and

•	increased costs to meet new requirements placed on public companies by The Sarbanes-Oxley Act of 2002 and related regulations issued by the SEC and new Nasdaq listing standards.

Total general and administrative employees were 42 and 31 at September 30, 2003 and 2004, respectively.

Other Income (Expense) Other income (expense) consists of interest income and expense. Total other income was $1.2 million and $666,000 for the nine months ended September 30, 2003 and 2004, respectively. The decrease for the nine months ended September 30, 2004 was primarily due to lower interest income because of lower average investment balances during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. We expect yields on our investment portfolio to remain at current levels for the foreseeable future based on the current short-term interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

(in thousands)	Nine months ended September 30,
	2004	2003
Net cash used in operating activities	$(32,257)	$(38,851)
Net cash (used) provided by investing activities	(12,707)	22,380
Net cash provided by financing activities	133	1,997

Net decrease in cash and cash equivalents	(44,831)	(14,474)

Cash and cash equivalents, beginning of period	85,714	119,729

Cash and cash equivalents, end of period	$40,883	$105,255

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. The cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and marketing costs for the commercialization of Fuzeon. The amount used decreased for the nine months ended September 30, 2004 primarily due to the reduced net loss and accrued marketing costs. During the nine months ended September 30, 2003, we recorded $15.5 million in milestone payments from Roche, compared to $750,000 during the nine months ended September 30, 2004.

Investing Activities. The amount provided for the nine months ended September 30, 2003 resulted from the maturity of short-term investments to fund our operating activities. The amount used for the nine months ended September 30, 2004 resulted primarily from the purchase of short-term investments. The purchase and maturity of short-term investments was due to the normal maturity and repurchase of investments.

Financing Activities. The amount provided for the nine months ended September 30, 2003 resulted primarily from proceeds from the employee stock purchase plan exercise. The amount provided for the nine months ended September 30, 2004 resulted from proceeds from the employee stock purchase plan exercise and proceeds from the exercise of stock options, offset in part by principal payments under capital lease obligations.

Total Cash, Cash Equivalents and Short-term Investments. As of September 30, 2004, we had $58.9 million in cash and cash equivalents and short-term-investments, compared to $92.2 million as of December 31, 2003. The decrease is primarily a result of the cash used by operating activities during the nine months ended September 30, 2004.

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

Based on our new cost structure subsequent to our headcount reduction and our decision with Roche to put development of T-1249 on hold in January 2004, gross cash expenditures for 2004 are expected to range from $43 million to $48 million. These gross expenditures include $22 to $25 million for research and development expenses, $11 to $13 million for general and administrative expenses, and approximately $10 million for our share of Fuzeon selling and marketing expense.

As of September 30, 2004, we had commitments of approximately $988,000 to purchase product candidate materials and fund various clinical studies over the next six months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 in the United States and Canada. We also expect capital expenditures to be less than $900,000 for the remainder of 2004 that will not be shared with Roche. We may finance these expenditures with capital or operating leases, debt or working capital.

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

Contractual Obligations. The following table summarizes our material contractual commitments at September 30, 2004 for the remainder of 2004 and subsequent years (in thousands):

Contractual Obligation	2004	2005	2006	2007	2008	Thereafter	Total
Capital leases	$1	$—	$—	$—	$—	$—	$1
Operating leases*	374	1,549	1,508	1,508	1,538	10,042	16,519
Other contractual obligations**	912	76	—	—	—	—	988

Total	$1,287	$1,625	$1,508	$1,508	$1,538	$10,042	$17,508

*	Includes payments due under a sublease signed during June 2004, that will commence on January 1, 2005, on an existing office and laboratory building.
**	Includes contracts to purchase product candidate materials and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. Through a series of negotiations, we reached an understanding in principle with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility, over a seven-year period. We are in the process of formalizing these terms in a written agreement. Our anticipated share of this capital investment is approximately $14 million. As a result, we accrued an initial payment of $4 million at June 2004 and expect to pay approximately $500,000 per quarter through June 2009. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. These payments are recorded as an asset presented as “Advanced payment – Roche”.

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

Net Operating Loss Carryforwards

As of December 31, 2003, we had a net operating loss carryforward of approximately $310.5 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and other deferred tax assets, net of deferred tax liabilities, and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986, as amended.

Accounting and Other Matters

FASB Exposure Draft “Share-Based Payment – an amendment of Statements No. 123 and 95”, was issued in March 2004. This Exposure Draft proposes requiring companies to recognize, in their statement of operations, the fair value of stock options and other stock-based compensation to employees for periods beginning after June 15, 2005. This Exposure Draft would eliminate the option of accounting for these transactions using APB Opinion No. 25, the method we currently use. We are evaluating the impact that this Exposure Draft would have on our financial statements.

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

Sarbanes-Oxley Compliance (Section 404)

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report will also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. While we feel that our key controls are currently effective, we continue to enhance our internal control over financial reporting by adding additional resources in key functional areas and bringing all of our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required, under the new standard issued by the Public Company Accounting Oversight Board.

We are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our stock price.

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

Revenue Recognition Under Staff Accounting Bulletin No. 104

Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Further, SAB No. 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB No. 104.

Milestone Revenue

SAB No. 104 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The primary estimates we make in connection with the application of this policy are the length of the period of the research and development under our collaboration agreement with Roche and the estimated commercial life of Fuzeon. In the event our judgment of the length of these terms changes, the milestone revenue to be recognized under our collaboration with Roche would change prospectively in accordance with Accounting Principles Board Opinion (“APB”) No. 20, “Accounting Changes.” If either term were expected to be longer, the amount of revenue recognized would be less per quarter than currently being recognized. If either term were expected to be shorter, the amount of revenue recognized would be more per quarter than currently being recognized.

During the fourth quarter of 2002, we changed our estimate of the end of this research and development term based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche. Our expectations at that time for development of T-1249 would result in the end of the development period ranging from late 2005 to mid 2007. This estimate is subject to significant variability since T-1249 has only completed two Phase I/II trials. Any future change in our judgment of the length of this research and development term will result in a prospective change in the milestone revenue to be recognized under our collaboration with Roche. Any future research and development milestone payments received from Roche under our collaboration agreement will be amortized from the date the milestone is achieved to the end of the remaining research and development term. We recorded an $8 million milestone in March 2003 and a $5 million milestone in May 2003. Through December 31, 2003, these milestones were amortized on a straight-line basis from the date recorded to mid 2007. We also recorded a $2.5 million milestone related to Fuzeon manufacturing in June 2003, and a $750,000 milestone in June 2004 that will be amortized on a straight line basis from the date recorded through the end of the current patent life of Fuzeon, which is our current estimate of the commercial life of Fuzeon.

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

In January 2004, Roche and Trimeris announced that the clinical development of T-1249 was put on hold due to challenges in achieving the desired technical profile of the current formulation. T-1249 remains one of our next-generation drug candidates; however, our focus will be to continue the pursuit of new formulations of T-1249 or future peptide fusion inhibitors that are more patient-friendly for chronic administration. We have entered into a research agreement with Roche to discover, develop and commercialize additional anti-HIV fusion inhibitor peptides. One of the peptides discovered under this agreement could qualify as a replacement compound under our collaboration agreement as discussed above. Under this research agreement, we have identified several peptides that could be declared as drug candidates. Our best estimate of the approval time for either a new formulation of T-1249, or a replacement compound is the end of 2010. We evaluate this estimate on a quarterly basis and, in the event our estimate of this approval time changes, the milestone revenue to be recognized under our collaboration with Roche would change prospectively in accordance with APB No. 20, “Accounting Changes.”

As a result of the ongoing efforts and obligations during this period related to T-1249 and a replacement compound, we believe it is appropriate to continue recognizing revenue over this period.

Royalty Revenue

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon outside the United States and Canada, which began in June 2003. These royalties are recognized as revenue when the sales are earned. Royalties of $321,000 and $3.1 million were recognized as revenue during the nine months ended September 30, 2003 and 2004, respectively.

Collaboration Loss

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations. Collaboration loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Roche previously had an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. We do not believe there were any shipments that were as a result of incentives and/or in excess of the wholesaler’s ordinary course of business inventory level. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with Fuzeon and other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

We recognize 50% of the total Collaboration loss which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for Fuzeon. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future Fuzeon sales and return expectations where necessary. Expected returns for Fuzeon are comparatively low as Fuzeon has a high Wholesale Acquisition Cost, or WAC, and requires significantly more storage space due to the size of a monthly kit. Consequently wholesalers tend to stock only the necessary volumes of Fuzeon inventory. We believe that wholesalers hold less than a month of Fuzeon inventory. The current shelf life of Fuzeon is 36 months. Roche reviews the estimates discussed above on a quarterly basis and revises estimates as appropriate for changes in facts or circumstances. These estimates reduce our share of collaboration income or loss under our collaboration agreement.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At September 30, 2004, we estimated the future volatility at 45% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in April 2004. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At September 30, 2004, there were options to purchase approximately 18,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at September 30, 2004. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$39,900	1.68%
Short-term investments—fixed rate	18,058	1.74%
Overnight cash investments—fixed rate	983	1.08%

Total cash and cash equivalents and investment securities	$58,941	1.69%

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the Company’s management as of September 30, 2004. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, the Company and its management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their required evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective as of September 30, 2004.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc.
(Registrant)

November 9, 2004	By:	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky
Chief Executive Officer

November 9, 2004	By:	/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

November 9, 2004	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Director of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Steven D. Skolsky as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.