Form 10-K
period 2004-12-31
TRIMERIS INC
filed 2005-03-11
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23155

TRIMERIS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	56-1808663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 PARAMOUNT PARKWAY

MORRISVILLE, NORTH CAROLINA 27560

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004 was approximately $259,050,000 (based on the last sale price of such stock as reported by the Nasdaq National Market System on June 30, 2004).

The number of shares of the registrant’s common stock outstanding as of March 3, 2005 was 21,806,535.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

TRIMERIS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Overview

We are a biopharmaceutical company primarily engaged in the discovery, development and commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (HIV), our first commercial product and our compounds under research offer a novel mechanism of action with the potential to treat a variety of medically important viral diseases.

In September 2004, Trimeris appointed Steven D. Skolsky as its Chief Executive Officer and a member of the board of directors. Mr. Skolsky succeeds company founder Dr. Dani Bolognesi, who continues to serve as Chief Scientific Officer of the company and Vice-Chairman of the board of directors. Drawing on his general management experience and knowledge of HIV therapeutics, Mr. Skolsky is working with management to set a clear vision for the future of our Company.

We aspire to become a premier, fully integrated biotechnology company dedicated to innovating therapy for viral diseases. Our strategy is to create value for patients, caregivers, employees and shareholders by discovering, developing, and commercializing novel medicines that save and improve lives. Our strengths include a leadership position in HIV viral entry, world-class peptide drug development expertise and a proven collaborative partner.

Fuzeon is our first-generation HIV fusion inhibitor, developed in collaboration with F. Hoffmann-La Roche Ltd, or Roche. Fuzeon has been shown to inhibit HIV viral fusion with host cells by blocking the conformational rearrangement of an HIV protein called gp41. The FDA approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The FDA granted accelerated approval for the commercial sale of Fuzeon in 2003, and commercial sales of Fuzeon began in March that same year. Full approval was granted in October 2004. Roche also filed an application for European marketing approval of Fuzeon in September 2002 and was granted marketing approval under exceptional circumstances by the European Agency for the Evaluation of Medicinal Products, in May 2003.

Roche is manufacturing Fuzeon drug substance in its Boulder, Colorado facility. Fuzeon finished drug product is produced using this drug substance at Roche’s manufacturing facility in Basel, Switzerland, and at another third party facility. Fuzeon is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

Commercial sales of Fuzeon began in the United States in March 2003. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. During 2004, net sales of Fuzeon in the United States and Canada were $85.7 million compared to $28.3 million in 2003. Net sales outside the United States and Canada were $49.5 million compared to $8.2 million in 2003. Unit sales of Fuzeon are expressed in kits shipped. A kit represents a one-month supply of Fuzeon for a patient. During 2004, Roche shipped approximately 58,900 kits to paying patients in the United States and Canada.

T-1249 is a second-generation HIV fusion inhibitor that has been investigated successfully in four separate clinical trials. Phase I/II trials of T-1249 demonstrated satisfactory efficacy and safety, including in patients who had previously failed on or had developed resistance to Fuzeon. In January 2004, Roche and Trimeris announced that further clinical development of T-1249 was being put on hold due to technical challenges in achieving a formulation capable of delivering a once daily injection. The compound’s safety, efficacy and tolerability were not factors affecting the decision. The clinical trial, T1249-105, was ongoing when the decision was made to put the development of T-1249 on hold. T1249-105 is now a compassionate use protocol for patients that were already receiving T-1249, as these patients have exhausted all treatment options. To date, 26 patients have completed 96 weeks of treatment with T-1249. T-1249 remains one of our next-generation drug candidates having established the proof-of-concept in overcoming Fuzeon resistant virus in the clinic. However, our focus will be to pursue formulations that will allow significantly less frequent dosing.

Our goal is to continue to strengthen and expand our fusion inhibitor franchise. In January 2004, we announced an extension of our research agreement with Roche to discover, develop and commercialize the next generation of HIV gp41 peptide fusion inhibitors. The research agreement will focus on the discovery of new HIV gp41 peptide fusion inhibitors with enhanced efficacy and resistance profiles along with the investigation of improved formulation and delivery technologies to enable less frequent and more convenient administration of peptide fusion inhibitors. Our objective is to develop an HIV gp41 fusion inhibitor that can be administered with significantly less frequent dosing. Although, the research agreement itself does not require that a specific amount be spent on any annual research plan, at their discretion, either party has the option to supplement the budgeted research plan at their own additional expense. We are still in discussions with Roche to define the research plan and budget for 2005.

We are also working with Roche to develop improvements in delivery, convenience and other enhancements to Fuzeon. We believe that any product enhancements made to Fuzeon could potentially be applied to other HIV gp41 peptide fusion inhibitors as well. We have also established discovery programs outside the scope of our Roche collaboration, which are focused on the development of small molecule HIV fusion inhibitors that could be administered orally.

Commercial Products

Fuzeon

Fuzeon is our first marketed product for the treatment of HIV. The FDA has approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The standard approach to treating HIV infection has been to lower viral loads by using a combination of drugs. There are twenty FDA-approved drugs for the treatment of HIV.

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

Commercial Results

Under our collaboration agreement with Roche, Trimeris and Roche share profits from the sale of Fuzeon in the United States and Canada equally. This amount is reported as collaboration profit (or loss), as a component of revenue, in the Statements of Operations. Collaboration profit/loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. For the year ended December 31, 2004, net sales of Fuzeon in the United States and Canada totaled approximately $85.7 million compared to $28.3 million in 2003. During the year ended December 31, 2004, sales, marketing and other expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company’s 50% share of operating loss from the sale of Fuzeon in the United States of $16.1 million. Unit sales of Fuzeon are expressed in kits shipped. A kit represents a one-month supply of Fuzeon for a patient. For the year ended December 31, 2004, Roche shipped approximately 58,900 kits to wholesalers compared to 19,400 kits in 2003. The number of kits shipped and the resulting sales levels may not remain constant and may increase or decrease in the future.

Roche previously had an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States during 2003 and the first part of 2004. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales had been recognized when title and risk of loss had passed to Chronimed, which was when Chronimed allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon, as recorded by Roche, outside the United States and Canada. For the year ended December 31, 2004, net sales of Fuzeon, as recorded by Roche, outside the United States and Canada were $49.5 million compared to $8.2 million in 2003. Fuzeon is commercially available in over thirty-five countries, including all the major countries in Europe.

Regulatory

In October 2004, the FDA granted full approval to Fuzeon. The FDA had previously granted accelerated approval to Fuzeon on the basis of 24-week data in March 2003. Accelerated approval is a special regulatory status designed to expedite the approval of therapies for serious or life-threatening illnesses, which provide meaningful benefit to patients over existing treatments. The traditional approval of Fuzeon was based on results from two Phase III clinical trials, called TORO-1 and TORO-2, over 48 weeks which confirmed the durable efficacy and safety of Fuzeon-based regimens.

In September 2002, Roche filed an application for European marketing approval. Roche received marketing approval under exceptional circumstances from the European Medicines Evaluation Agency, or EMEA, for use of Fuzeon in the European Union in May 2003. Roche submitted a full analysis of 48-week clinical data to the Committee for Human Medicinal Products, or CHMP, in December 2003 seeking a label change for Fuzeon. In April 2004, the CHMP recommended inclusion of the 48 week data in the label. This was followed by approval by the EMEA for this label change in June 2004. This approval allows Roche to market Fuzeon using the full 48 week safety and efficacy data. Outside the United States and the European Union, Roche has received approval and reimbursement for Fuzeon in over thirty-five countries, and is in the process of negotiating reimbursement from additional countries in which they plan to market Fuzeon.

Manufacturing

Roche manufactures the bulk drug substance of Fuzeon. Based on our progress and experience to date, we believe that Roche will be able to produce supply of Fuzeon sufficient to meet anticipated demand. If Fuzeon sales levels do not meet Roche’s and our expectations, the resulting production volumes may not allow Roche to achieve their anticipated economies of scale for Fuzeon. If Roche does not achieve these economies of scale, the costs of goods for Fuzeon could be higher than previous and current expectations.

Treatment Guidelines

In October 2004, a panel of experts convened by the U.S. Department of Health and Human Services published updated anti-HIV drug treatment guidelines. For treatment-experienced patients with virologic failure, the panel recommended Fuzeon be added to an optimized background regimen and that inclusion of Fuzeon as part of new regimens can add significant antiretroviral activity.

In July 2004, International AIDS Society (IAS)—USA published anti-HIV drug guidelines that recommend Fuzeon for use in treatment-experienced HIV patients that require a change in therapy after the second, third, or fourth drug regimen failure. The guidelines caution that Fuzeon should not be delayed to a point when a patient’s outcome may be compromised by the inability to combine it with other active anti-HIV drugs. The guidelines further state that there is no evidence that Fuzeon should be discontinued once a patient achieves a viral load that is below the level of detection.

While these guideline publications provide guidance to clinicians on the recommended role and use of Fuzeon in clinical practice, physicians are not required to adhere to these recommendations. The actual use of Fuzeon may or may not be positively affected by these guidelines.

Optimizing Long-Term Response

In October 2004, we announced that in a retrospective, subset analysis of 48-week data from the TORO Phase III studies, almost twice as many treatment experienced patients (52%) who took Fuzeon with an active protease inhibitor (PI) regimen (including at least two other active anti-HIV drugs) achieved undetectable levels of HIV (less than 400 copies/ mL), compared to those receiving an active boosted PI regimen without Fuzeon (27%). Patients taking Fuzeon with an active boosted PI regimen also experienced a significantly greater immunological response, with a median increase of 104 CD4 cells / mm3 versus an increase of 57 CD4 cells / mm3 among patients receiving an active boosted PI regimen without Fuzeon.

Earlier Treatment with Fuzeon

Also in October 2004, Trimeris and Roche presented data showing that earlier use of Fuzeon in treatment-experienced HIV patients results in better treatment outcomes and preserves future drug options. A new analysis of the TORO studies highlighted the benefits of earlier use of Fuzeon, with regard to both virological outcomes and preservation of future treatment options. The analysis found that 33% of patients who did not receive Fuzeon in their regimen at the beginning of the TORO studies developed resistance to at least one active treatment option after week 48 or virological failure. By comparison, only 13% of those who began with a Fuzeon -based regimen experienced loss of at least one active treatment option after 48 weeks or virological failure. Furthermore, significantly more patients who were treated with a Fuzeon -based regimen from the outset of the study achieved undetectable levels of HIV (less than 400 copies/mL), compared to the control arm, even including patients who switched to a Fuzeon -based regimen after failing a regimen without Fuzeon (32% vs. 22%, respectively). These data indicate that in triple class experienced patients, a Fuzeon-based regimen should be initiated at the next switch in therapy and not delayed until failure of additional regimens.

Key Initiatives:2004 and 2005

Given the demonstrated efficacy, durability and safety of Fuzeon-based therapies in treatment experienced patients, we are focusing much of our promotional efforts on three primary objectives; expanding the adoption and initiation of therapy with Fuzeon, enhancing retention of patients on therapy, and ensuring full access for individuals that have been prescribed Fuzeon. We have developed and are implementing specific programs that address these three objectives. These programs complement our more traditional marketing and sales efforts and specifically address the issues pertaining to chronic use of an injectable therapy.

First, Trimeris and Roche have launched two nursing support programs that are designed to augment the existing Fuzeon Answer Center—a patient treatment hotline. The first of these programs is a local nursing program that offers virtually full-time support via a dedicated nursing call center for Fuzeon patients. This support includes assistance with drug preparation, administration, and the management of ongoing therapy. A total of 2,606 patients received assistance from the Fuzeon Answer Center in 2004, with an additional 161 patients enrolled in our outreach support initiative. The second program utilizes a team of nurses specially trained on the preparation and administration of Fuzeon, who travel to physician’s offices or patient’s homes to assist with the proper use of the drug. Through the first four months following initiation (as of December 31, 2004), 275 patients had received assistance from this program. We believe that these adherence and persistency initiatives will continue to improve patient retention from the first week of therapy initiation and address some of the problems identified in our field experience to date.

Second, we are initiating various promotional campaigns. At the time of commercial launch in 2003, we believed that demand for Fuzeon would exceed our ability to manufacture drug supply in the period immediately following launch. As a result, we conducted limited direct promotion to stimulate demand during 2003. Now that supply limitations have been overcome, and given the broader experience with Fuzeon among clinicians and patients, we are positioned to leverage and communicate their experiences in the broadest manner possible. Trimeris and Roche are working to heighten awareness of Fuzeon through ongoing advertising and promotional campaigns. These print and internet campaigns, directed to patients, clinicians, pharmacists, nurses, and treatment educators, were implemented across the U.S. in 2004 and will continue in various forms in 2005.

Prior to launch, only about 250 of the top 2,000 AIDS treating physicians in the U.S. had any experience with Fuzeon. This differs from other HIV medications that had very large Expanded Access Programs (EAP) prior to launch, allowing for a greater number of physicians and patients to have experience with the medication prior to approval. Because of prior supply constraints, we were unable to have an EAP of the size and scope associated with most HIV products. We believe that more than 2,500 physicians in the United States have prescribed Fuzeon through December 31, 2004. We now have the physician and patient experience that most HIV drugs experience when they launch.

To address the needs of treatment experienced patients living with HIV disease, Trimeris and Roche have launched the Fuzeon Accelerated Simultaneous Access Program (ASAP). This new initiative provides immediate access to Fuzeon for patients who are starting treatment with Fuzeon in combination with an investigational anti-HIV drug obtained through an expanded access program (EAP). Fuzeon ASAP helps to facilitate simultaneous initiation of Fuzeon with an active investigational agent in a regimen deemed medically appropriate by a physician. For patients starting treatment with Fuzeon in combination with an investigational drug in expanded access, Fuzeon ASAP provides up to a 60-day supply of Fuzeon at no cost to the patient, which consists of an immediate shipment of a 30-day supply and an additional 30-day supply if reimbursement is still pending. Upon request, patient support and adherence programs, including at-home nurse visits, are provided to help facilitate successful initiation and continuation of therapy throughout the duration of treatment. Trimeris and Roche cannot ensure access to Fuzeon for all patients beyond the initial 60 days if reimbursement is not then established. However, reimbursement assistance is available to assist in securing coverage for continued Fuzeon use.

In order to further enhance a patient’s ability to initiate and remain on Fuzeon containing therapies, we have initiated a number of studies to assess the acceptance and utility of novel subcutaneous injection (SCI) delivery systems. Among these are the Becton Dickinson 31 gauge, thin-walled syringe/needle (BD31G) and the Biojector 2000 (B2000) needle-free delivery system. The BD31G is a shorter, insulin-type of needle that may afford more consistent SCI dosing that may lead to improvement in the incidence or severity of potential injection site reactions associated with Fuzeon administration. The BD31G is currently being evaluated in the Phase IIIb/IV study known as T-20 Qualité. We anticipate publishing the findings of the T-20 Qualité study later this year. The B2000 has been used to deliver millions of injections in a wide range of healthcare settings since receiving FDA approval in 1996. Since 1996, the use of the B2000 has ranged from vaccine administration to chronic therapy dosing for multiple sclerosis and diabetes. B2000 needle-free injection works by forcing medication rapidly through a tiny orifice held against the skin. This creates a fine stream of high-pressure fluid that penetrates the skin and deposits medication in the tissue beneath. Patient satisfaction surveys conducted by Bioject and their partners indicate a high preference (>70%) for drug administration via this needle-free system for a range of medications as compared to conventional needle/syringe delivery. The reasons expressed for such preference include elimination of needle-phobia, ease of injection process, and amelioration of injection site reactions. Recently, we have completed a single-dose cross-over trial with Fuzeon known as T-20 405 that was designed to compare the Bioject B2000 needle-free injection device with a standard needle/syringe administered by a health care practitioner. Data from this trial indicates that in this setting use of the needle-free device results in bioequivalent levels of Fuzeon when compared to the standard needle/syringe. A second study has been proposed which is designed to compare the Bioject B2000 needle-free injection device with standard needle/syringe self-administration. We plan to pursue labeling discussions with regulatory agencies to allow the promotion of the administration of Fuzeon via the B2000 system.

Phase III Clinical Trials of Fuzeon

Trial Design

TORO-1, a 48-week Phase III clinical trial was conducted in North America and Brazil. The trial evaluated the activity and safety of Fuzeon in 491 HIV-infected patients who had previously used all three classes of currently-approved anti-HIV drugs. In this clinical trial, all patients received an individually optimized background regimen of three to five anti-HIV drugs other than Fuzeon. In the control group, patients received only the optimized background regimen which was selected based on the patient’s treatment history and the genotype and phenotype of the patient’s virus. A genotypic resistance analysis involves examination of the genetic sequence of the strains of virus present in the sample. A phenotypic resistance analysis involves an assessment of the ability of a drug to block infection caused by strains of a virus grown in culture.

TORO-2, a 48-week Phase III clinical trial was conducted in Western Europe and Australia. The protocol for TORO-2 was substantially similar to TORO-1 and studied 504 HIV-infected patients.

Clinical Trial Results

In 2003, we presented data from a 48-week pooled analysis of TORO-1 and TORO-2. The primary endpoint for the clinical trials, the difference in the magnitude of decrease in HIV viral loads between the Fuzeon group and the control group, was met in both the TORO-1 and TORO-2 clinical trials and was statistically significant. Additionally, the increase of CD4 count from baseline and suppression of viral load below the level of detection were also statistically significant. An increase in CD4 cell count is indicative of immune system restoration and is important in reducing the likelihood of opportunistic infection. The following table summarizes the 48-week pooled data, calculated in accordance with FDA guidelines. Patients in the control group that experienced virologic failure after eight weeks on therapy were allowed to add Fuzeon, with or without changing their background regimen. The last observations for viral load and CD4 cell count prior to the regimen change for these patients was used for analysis of the group response. All data depicted below were statistically significant. Stated otherwise, the statistical measures, p-values, for all the data shown below were less than 0.05. In both of the trials, the p-values for the primary endpoints were less than 0.0001.

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

48-Week Efficacy Data

Combined TORO-1 and TORO-2 48-week data showed that 30% of patients in the Fuzeon group had undetectable levels of HIV, defined as less than 400 copies per milliliter of blood, compared to 12% in the control group. In addition, 80% of the patients in the Fuzeon group who achieved a reduction of HIV viral load to below 400 copies per milliliter of blood at 24 weeks maintained this response at 48 weeks, compared to 70% in the control group. Thirty-seven percent of patients in the Fuzeon group maintained at least a 90%, or 1.0 log10, reduction in blood levels of HIV at 48 weeks compared to 17% of patients in the control group. Previous clinical studies in HIV have shown that a 68%, or 0.5 log10 reduction in HIV levels may be associated with clinical benefit to patients. On average, patients in the Fuzeon group experienced an increase of twice as many CD4 immune cells from baseline as those achieved by patients in the control group at 48 weeks. In addition, the median duration of virological benefit in the Fuzeon group of 32 weeks was approximately three times longer than the median duration of 11 weeks in the control group. All of these results were highly statistically significant.

96 Week Efficacy Data

In July 2004, we announced data from patients in TORO-1 and TORO-2 that have completed 96 weeks of treatment with Fuzeon. Fuzeon durably suppresses HIV and provides continuous increases in CD4 cells over a period of 96 weeks.

Additional analyses indicate that there is a distinct disadvantage to patients who wait to initiate Fuzeon based therapy. In the TORO study, patients originally randomized to the control group were allowed to add Fuzeon to a re-optimized regimen at virological failure or after 48 weeks on study. Data continued to be collected from these patients that we have now defined as the “switch” patient. Patients in the Fuzeon treatment group from the outset of the studies achieved a mean viral load reduction in blood levels of HIV of 2.1 log10 through 96 weeks of treatment. This reduction was markedly greater than that achieved by the “switch” patients who achieved a mean reduction in viral load at 96 weeks of 1.1 log10. Patients in the Fuzeon treatment group saw continuous improvements in CD4 cells over the study period with the mean CD4 increase from baseline of 166 cells per cubic millimeter at week 96 compared to 116 cells per cubic millimeter in the “switch” patient group.

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

The survey found that 67% of patients scored self-injection as “very easy” or “easy.” Other responses were “neutral” (18%), “difficult” (13%) and “very difficult” (3%). Most patients also rated as “very easy” or “easy” various activities relating to the preparation and usage of Fuzeon, such as administration (67%), dissolution of study drug (78%), refrigeration (79%) and disposal of needles/syringes (79%).

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

Safety Results

The following safety results reflect the data included in the original FDA-approved package insert for Fuzeon. The overall safety profile of Fuzeon is based on 1,188 subjects who received at least one dose of Fuzeon during various clinical trials. This includes 1,153 adults, 608 of whom received the recommended dose for greater than 24 weeks, and 35 pediatric subjects. Assessment of adverse events is based on the pooled data from the two Phase III studies, TORO-1 and TORO-2.

Local Injection Site Reactions.    Local injection site reactions, or ISRs, were the most frequent adverse events associated with the use of Fuzeon. In TORO-1 and TORO-2, 98% of subjects had at least one local ISR. Three percent of subjects discontinued treatment with Fuzeon because of ISRs. The majority of ISRs were associated with mild to moderate pain at the injection site, redness, induration and the presence of bumps. Nine percent of patients had local reactions that required analgesics or limited usual activities.

Other Adverse Events.    Serious allergic reactions have been attributed to Fuzeon in less than 1% of patients and in some cases have recurred upon subsequent re-dosing. The events most frequently reported in patients in the Fuzeon group, excluding injection site reactions, were diarrhea (26.8%), nausea (20.1%), and fatigue (16.1%). These events were also commonly observed in the control group and occurred more frequently: diarrhea (33.5%), nausea (23.7%), and fatigue (17.4%).

An increased rate of bacterial pneumonia was observed in the Fuzeon group in TORO-1 and TORO-2, compared to the control group. There were 4.68 pneumonia events per 100 patient-years in the Fuzeon group, versus 0.61 events per 100 patient-years in the control group. Approximately half of the study subjects with pneumonia required hospitalization. One subject death in the Fuzeon group was attributed to pneumonia. Risk factors for pneumonia included low baseline CD4 cell count, high baseline viral load, intravenous drug use, smoking and a prior history of lung disease. It is unclear if the increased incidence of pneumonia was related to Fuzeon use. The study design, which allowed patients in the control group that experienced virologic failure after eight weeks on therapy to change their regimen to a Fuzeon containing regimen, may have contributed to this observation. Trimeris and Roche are studying this further in an epidemiology study of pneumonia in HIV-infected patients on antiretroviral therapy.

48-week Safety Data

The 48-week analysis of safety data from the combined TORO-1 and TORO-2 trials revealed that, on at least one study visit, 98% of patients in the Fuzeon group experienced at least one localized ISR, such as pain/discomfort, redness, hardness, bumps, itching or bruising. Less than 5% of patients discontinued treatment due to ISRs. Due to a substantial difference in the duration of treatment for patients in the Fuzeon group compared with the control group, the rate of adverse events was measured as number of events per 100 years of patient experience. Aside from ISRs, the incidence of the three most common adverse events was less frequent in the Fuzeon group compared to the control group. Adverse events included diarrhea (38 per 100 patient-years in the Fuzeon group vs. 73 in the control group), nausea (27 vs. 50, respectively) and fatigue (24 vs. 38, respectively). Other common signs and symptoms reported at a lower frequency in the Fuzeon group than the control group were headache, insomnia, and vomiting. Among events reported more commonly in the Fuzeon group compared to the control group were pain or numbness in the peripheral nervous system, weight decrease, decreased appetite, swelling of lymph nodes and pneumonia. Other than treatment-emergent eosinophilia, grade 3 and grade 4 laboratory abnormalities, when adjusted for exposure, generally showed higher rates in the control group compared to the Fuzeon group. The eosinophilia was not associated with clinical events of hypersensitivity in either treatment group.

96-week Safety Data

No new safety issues were identified in the 96-week analysis, and there was no evidence of long-term or cumulative toxicities. Rather, patients in the Fuzeon treatment group experienced less diarrhea, nausea and fatigue, side effects often associated with anti-HIV drug therapy. The frequency and severity of injection site reactions remained constant and did not increase in severity over 96 weeks.

Current and Future Fuzeon Clinical Trials

We expect to continue our ongoing clinical trials as well as initiate new clinical trials with Fuzeon during 2005. These trials will focus on the following primary needs for current and potential Fuzeon patients: evaluation of new delivery systems that may reduce needle-phobia and/or ameliorate the rate/severity of injection site reactions; the effect of Fuzeon in patients with less treatment experience than in our TORO trials; and the potential for reducing other anti-HIV drug related toxicities and/or adverse events. The table below summarizes our current on-going, or recently completed, clinical trials.

Name	Description
T20-401	Pilot trial of once daily administration of Fuzeon vs. standard twice daily regimen.

T20-405	Single dose crossover study comparing needle-free injection device vs. standard needle/syringe administered by a health care professional.

ENF-404	Multi-dose crossover study comparing needle-free injection device vs. standard needle/syringe with self-administration.

T20 Qualité	Quality of life study of standard needle and syringe vs. 31g needle and insulin syringe.

T20 Intense	Comparative trial in earlier line patients assessing ongoing Fuzeon use compared to an induction/maintenance approach.

T20 SwitchTox	An assessment of the substitution of ARV’s associated with undesirable side-effects/toxicities in favor of Fuzeon.

The T20-405 and ENF-404 trials involve the use of the currently approved Biojector 2000 needle-free injection device manufactured by Bioject Medical Technologies, Inc., described above.

Collaborations

Roche

We have entered into a worldwide agreement, as amended, with Roche to develop and market Fuzeon and T-1249, or a replacement compound. Our agreement with Roche grants them an exclusive, worldwide license for Fuzeon and T-1249 and certain other peptide compounds in the field of HIV. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We will share development expenses and profits for Fuzeon and T-1249, or a replacement compound, in the United States and Canada equally with Roche. Outside of the United States and Canada, Roche will fund all development costs and pay us royalties on net sales of Fuzeon and T-1249, or a replacement compound, for a specified term. In addition, the agreement calls for Trimeris to receive up to $68 million in upfront and milestone payments, of which we have achieved $28.3 million as of December 31, 2004. Our collaboration with Roche is a contractual one and is not a separate legal entity. Consequently, we have no investment in any collaboration entity. All assets used in the manufacture of Fuzeon by Roche are owned and operated by Roche.

Roche is responsible for the sales, marketing and distribution of Fuzeon; all sales are made through their sales force. The results of our commercial operations are reported on our financial statements as “Collaboration profit/loss” which is calculated as follows: Total gross sales of Fuzeon by Roche in the United States and Canada is reduced by estimates for discounts, rebates and returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. This information is disclosed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Collaboration Loss.”

Substantially all of the data used to calculate the Collaboration income or loss is derived from information provided by Roche. We compare sales amounts to data from third party services such as IMS for accuracy. Roche’s estimate of discounts, rebates and returns is first reviewed by Trimeris marketing personnel based on their knowledge of the payor mix and other factors and is then reviewed by the Trimeris finance staff. The collaboration has a North American Joint Marketing Committee, or NAJMC, that oversees the commercialization activities related to Fuzeon. The NAJMC consists of representatives from Roche and Trimeris. The NAJMC reviews the budgets for the direct marketing costs and Roche sales force costs charged to Fuzeon and the costs of departments at Roche that devote time on Fuzeon-related issues, such as government affairs and reimbursement. The actual costs are reviewed by the Trimeris NAJMC members and compared to budgeted amounts prior to inclusion in collaboration income/loss. In the event that we are not satisfied after reviewing the actual costs, we will withhold payment until presented with satisfactory documentation or appropriate adjustments to the charges are made. Historically the calculation of the collaboration income/loss has been consistent from period to period but we cannot guarantee that fluctuations will not occur.

We recognize 50% of the total Collaboration profit/loss, which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for Fuzeon. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future Fuzeon sales and return expectations where necessary. Expected returns for Fuzeon are generally low as Fuzeon has a high Wholesale Acquisition Cost, or WAC, compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because Fuzeon requires twice daily injections. Consequently wholesalers tend to stock only the necessary volumes of Fuzeon inventory. We believe that wholesalers hold about three weeks supply that has been sold by Roche to wholesalers, but not yet purchased by patients. The current shelf life of Fuzeon is 36 months. Roche reviews the estimates discussed above on a quarterly basis and adjusts estimates as appropriate for changes in facts or circumstances. This estimate reduces our share of collaboration income or loss under our collaboration agreement.

We have also entered into a research agreement with Roche to discover, develop and commercialize additional anti-HIV gp41 fusion inhibitor peptides. Pursuant to the agreement, Trimeris and Roche agreed to share the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV gp41 fusion inhibitor peptides created after July 1, 1999. Although, the research agreement itself does not require that a specific amount be spent on any annual research plan, at their discretion, either party has the option to supplement the budgeted research plan at their own additional expense. At present we are still in discussions with Roche to define the research plan and budget for 2005. Our agreement with Roche grants them an exclusive, worldwide license for these peptides. Either party may terminate the agreement as a whole or for a particular drug, country or countries in its sole discretion with advance notice. In 2004, we announced that Trimeris and Roche had renewed the joint research obligations under the agreement through December 31, 2005.

Array Biopharma

In 2001, we entered into an agreement with Array BioPharma, Inc., or Array, to discover orally-available small molecule fusion inhibitors of HIV and respiratory syncytial virus, or RSV. We will initially screen a library of small molecule compounds provided by Array against HIV and RSV fusion protein targets. A small molecule is defined as a molecule that has a molecular weight of less than 2000 daltons. Array will use its drug discovery platform to select the optimal lead compounds. We will collaborate with Array to identify preclinical candidates, and we will be responsible for further development of those candidates. Array will provide the initial library of compounds on a non-exclusive basis and will work exclusively with us on the HIV fusion protein targets during the term of the collaboration. We will work with Array on a non-exclusive basis on these targets. Array will be entitled to receive payments and royalties based on achievement of certain developmental and commercial milestones. In June 2004, the companies announced the renewal of this research agreement. As part of this renewed agreement, Trimeris will screen small molecule compounds created by Array against HIV entry inhibitor targets. The terms of the agreement are substantially similar to those of the initial agreement, signed in 2001.

Neokimia, Inc.

In 2002, we entered into an agreement with Neokimia Inc., or Neokimia, to discover and develop small molecule HIV fusion inhibitors. We will initially screen a library of small molecule compounds provided by Neokimia. Neokimia will use its proprietary drug discovery platform to optimize lead compounds. We will collaborate with Neokimia to identify preclinical drug candidates. Neokimia will provide the initial library of compounds on a non-exclusive basis and will work exclusively with us on the HIV gp41 fusion protein target during the term of the collaboration. We exercised our option to select an additional target to add to the collaboration related to HIV fusion. We will work with Neokimia on a non-exclusive basis on these targets. We, with Neokimia, will equally fund all research activities through the declaration of a development candidate. We will be responsible for all future clinical development, regulatory and commercial activities on a worldwide basis. Neokimia will be entitled to receive payments and royalties on net product sales based on achievement of certain developmental and commercial milestones. Neokimia also has an option to co-fund clinical development activities for development compounds through the end of Phase I human clinical trials, in exchange for increased royalties on net product sales. In December 2003, Neokimia merged with Tranzyme, Inc., or Tranzyme, and Tranzyme acquired Neokimia’s rights and obligations under the 2002 agreement.

Research

As part of our business strategy, we conduct research and development activities both internally and with our collaborative partners. Our research efforts focus primarily on treating viral diseases by identifying novel mechanisms for blocking viral fusion. In total, our research and development (R&D) expenses for 2004 were $21.3 million, compared with $36.8 million for 2003 and $51.2 million for 2002.

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

Currently marketed antiviral therapies typically target specific enzymes that viruses use to replicate. Other compounds that are in clinical development, including ours, focus on the entry of the viruses into target cells. We have pioneered the discovery and development of a new class of anti-HIV compounds, called fusion inhibitors, that prevents one of the crucial steps in viral entry from occurring by blocking the conformational rearrangement of HIV required to allow HIV to fuse with a host cell. Fuzeon is a first-generation fusion inhibitor that prevents HIV from entering and infecting cells. T-1249 is a rationally designed second-generation fusion inhibitor. Our third generation, or next generation peptides, are also rationally designed peptides with the goal of being long-acting and having an enhanced resistance profile as compared to Fuzeon.

Novel HIV gp41 Peptide Fusion Inhibitors.    One of the goals of the research agreement with Roche is to identify technologies that improve our anti-HIV peptides. This could be achieved through improving the potency and/or the time that a peptide remains active in the bloodstream, commonly referred to as the molecule’s half-life. This improved half-life may be achieved by attaching additional molecular entities to a peptide. The resulting dosing regimen could be significantly less frequent than the current twice-daily subcutaneous injection that Fuzeon requires.

Another goal of the research agreement is to discover a peptide with an enhanced resistance profile. This profile could include effectiveness against HIV strains that may become resistant to other HIV gp41 peptide fusion inhibitors. A second resistance profile improvement would be a peptide that makes it more difficult for HIV to generate resistant virus strains to the peptide, therefore improving the durability of the peptide in therapy. We believe these resistance profile improvements could lead to additional market acceptance of such a peptide.

With respect to our next generation peptide program, our intention is to identify a next generation fusion inhibitor candidate that has an optimized virological and pharmacokinetic profile as well as to identify a sustained-release formulation for that peptide that will allow significantly less frequent dosing. We, together with our partner Roche, are currently researching several promising anti-viral peptides, with the hope of selecting one of these peptides for advanced pre-clinical studies. In the near future, we plan to select a lead candidate and a back-up candidate that will proceed to advanced formulation studies. The results of these studies will determine how rapidly we move towards naming a clinical candidate.

Other Research Programs

Fuzeon Product Optimization.    We believe we may be able to improve upon the potential product attributes of Fuzeon by enhancing methods of delivery. Fuzeon is currently delivered via a twice-daily subcutaneous injection. We believe that incremental improvements in delivery convenience could enhance its market acceptance resulting in enhanced adoption, broader use and improved therapy adherence over time. We are currently working with Roche to explore more convenient delivery, such as use of smaller gauge needles, needle-free delivery devices, multi-dose vials, and other enhancements. We continue to evaluate the ability to administer Fuzeon once daily with the current formulation in the clinical trial known as T20-401. While we are no longer actively pursing once daily dosing formulations of Fuzeon with our internal research efforts, we continue to evaluate the technologies of third parties that might allow once daily dosing.

Small Molecule HIV Fusion Inhibitors.    We also have discovery programs that are focused on orally available small molecule HIV fusion inhibitors. The development of small molecule HIV fusion inhibitors is not within the scope of our collaboration with Roche. We have entered into two agreements with Array BioPharma, Inc., and Neokimia, Inc., to discover small molecule fusion inhibitors of HIV.

Sales, Marketing and Distribution

Trimeris does not exercise direct control over the sales, marketing or distribution of Fuzeon. We currently rely on Roche for the sales, marketing and distribution of Fuzeon and, if they are approved by the FDA, any other drug candidates covered by our collaboration with Roche, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to market Fuzeon or our other drug candidates, if approved, adequately, we do not have the ability under our collaboration agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market Fuzeon or our other drug candidates by terminating our agreement, and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our agreement with Roche and any sales, marketing or distribution arrangements we establish with other parties gives Roche, and may give those parties, significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including:

•	market identification;

•	marketing methods;

•	pricing;

•	drug positioning;

•	composition and deployment of sales force; and

•	promotional effort and activities.

We may not be able to control the amount or timing of resources that Roche or any third party may devote to our drug candidates.

Roche previously had entered into an exclusive distribution arrangement with Chronimed, Inc. to distribute Fuzeon in the United States during the initial commercial launch in 2003 and the first part of 2004. This exclusive arrangement terminated in April 2004 and Fuzeon became available through retail and specialty pharmacies across the U.S. This development has enhanced and simplified access to Fuzeon for patients and their healthcare providers by allowing physicians to write prescriptions for Fuzeon in the same manner as they prescribe other medications. Furthermore, patients are now able to get Fuzeon from the retail or specialty pharmacy of their choice, including Chronimed.

Patents, Proprietary Technology and Trade Secrets

Our success will depend, in part, on our ability, and the ability of our collaborators or licensors, to obtain protection for our products and technologies under United States and foreign patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties.

We own or have exclusive licenses to 35 issued United States patents, numerous pending United States patent applications, and certain corresponding foreign patents and patent applications. Most of our United States patents issued to date are currently set to expire between 2013 and 2022.

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

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license we are required to pay the New York Blood Center a royalty equal to one-half of one percent of the net sales of Fuzeon up to $100 million in a calendar year, and one-quarter of one percent of net sales in excess of $100 million for that calendar year. For 2004, we recognized expense of approximately $575,000 for royalty payments due to the New York Blood Center related to the sales of Fuzeon.

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

Fuzeon is delivered via twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. The other approved anti-HIV drugs are delivered orally at various dosing intervals. We believe that this delivery method is one factor that may limit its uptake as compared to other competing drugs. In addition, the Wholesale Acquisition Cost, or WAC, of Fuzeon is approximately $21,000 for one year of therapy. This price is significantly higher than any of the other approved anti-HIV drugs. Fuzeon’s price relative to other approved anti-HIV drugs may also limit patient demand.

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

The steps required by the FDA before new drugs may be marketed in the United States include:

•	preclinical studies;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, or IND;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use;

•	adequate control of a reliable manufacturing process;

•	submission to the FDA of a New Drug Application, or NDA; and

•	review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

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

Our potential drug candidates may never receive commercialization approval in any country on a timely basis, or at all, even after substantial time and expenditures. If we are unable to demonstrate the safety and effectiveness of our product candidates to the satisfaction of the FDA or foreign regulatory authorities, we will be unable to commercialize our drug candidates. This would have a material adverse effect on our business, financial condition, results of operations and market price of our stock. Even if regulatory approval of a drug candidate is obtained, the approval may limit the indicated uses for which the drug candidate may be marketed.

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

The FDA gave fast track designation for the treatment of HIV-infected individuals to Fuzeon in January 1999 and to T-1249 in May 1999. In October 2004, the FDA granted Fuzeon full approval.

Drugs are also subject to extensive regulation outside the U.S. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries in the European Union (which include most of the major countries in Europe). If this procedure is not used, under a decentralized system an approval in one country of the European Union can be used to obtain approval in another country of the European Union under simplified application process. After approval under the centralized procedure, pricing and reimbursement approvals are also required in most countries. Fuzeon received full approval for use in the European Union in June 2004.

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

The WAC of a one year’s supply of Fuzeon in the United States is approximately $21,000. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of Fuzeon in combination with other anti-HIV drugs. Physicians may not readily prescribe Fuzeon due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently Fuzeon is covered by Medicaid in all 50 states, 43 of the state and territorial AIDS Drug Assistance Programs, or ADAPs, and a majority of private insurers. However there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that can receive reimbursement for Fuzeon under their plans. And other payors may require co-payments by the patient in order to receive reimbursement for Fuzeon that are significantly higher than those required for other anti-HIV drugs. We and Roche will continue to actively address these issues during 2005. Outside the United States, Roche in the process of negotiating reimbursement from the countries in which they plan to market Fuzeon.

Human Resources

During January of 2004, we and Roche put further clinical development of T-1249 on hold. In connection with this programmatic change, the Company reduced its workforce by approximately 25%. As of February 15, 2005, we had 97 full-time employees, including a technical scientific staff of 60. None of our employees are covered by collective bargaining arrangements, and management considers relations with our employees to be good.

Website

Our website address is www.trimeris.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our director and officers’ Section 16 reports, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website directly to our reports.

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

We have invested a significant portion of our time and financial resources since our inception in the development of Fuzeon. Fuzeon is the only drug candidate for which we have obtained FDA approval. We anticipate that for the foreseeable future, our ability to generate revenues and profits, if any, will depend entirely on the successful commercialization of Fuzeon. Commercialization of Fuzeon will require the continued support of Roche and Roche’s ability to manufacture commercial quantities of Fuzeon on a cost-effective basis with the requisite quality, and Roche’s ability to successfully market Fuzeon throughout the world.

Fuzeon is delivered via a twice daily dosing by injection under the skin. All of the currently approved drug treatments for HIV are delivered orally. Patients and physicians may not readily accept daily injections of an anti-HIV drug treatment, which would limit their acceptance in the market. This delivery method may limit the use of Fuzeon compared to other competing drugs. Moreover, because peptides are expensive to manufacture, the price of Fuzeon is higher than the prices of currently approved anti-HIV drug treatments. The WAC of one year’s supply of Fuzeon in the United States is approximately $21,000. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of Fuzeon in combination with other anti-HIV drugs, and is more restrictive than the indication for other approved anti-HIV drugs. Physicians may not readily prescribe Fuzeon due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

We rely on Roche to manufacture, market and distribute Fuzeon throughout the world in countries where regulatory approval has been received. If Roche fails to market Fuzeon adequately, we do not have the ability under our collaboration agreement to establish our own sales, marketing or distribution capabilities.

Roche has significant inventory of both finished product and raw materials on hand, if Fuzeon sales do not increase we could face the risk of significant write-offs.

Commercial sales of Fuzeon began in March 2003. In advance of the commercial launch, Roche manufactured large quantities of commercial drug product in order to satisfy an anticipated large pent-up demand for Fuzeon. Since that time, sales levels have not matched the original demand forecasts resulting in larger than anticipated inventories of raw materials, bulk drug substance and finished drug. These raw materials, bulk drug substance and finished drug product lots cannot be used beyond a certain date due to shelf-life expiration. If drug product is not sold before expiration of the shelf-date or if raw materials are not consumed, then Roche may write off these inventories at a significant expense to us. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

We have sustained operating losses since our inception, and we expect these losses to continue.

As of December 31, 2004, our accumulated deficit since beginning our operations in January 1993 was approximately $370.4 million. We had net losses of approximately $75.7 million in 2002, approximately $65.7 million in 2003, and approximately $40.1 million in 2004. Since inception, we have spent our funds on our drug development efforts relating primarily to the development of Fuzeon and T-1249. If Fuzeon sales levels do not increase beyond their current levels, we expect that we will incur losses for the foreseeable future and that these losses may increase as we continue our research and development, preclinical testing, clinical trial and regulatory approval efforts. There can be no assurance that we will become profitable even if we do achieve increased Fuzeon sales levels.

Any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility or the transfer of particular rights to technologies or drug candidates.

If we raise funds by selling equity, equity-like instruments (including offering convertible preferred stock or convertible debt), we may dilute our stockholders’ percentage ownership interest in us. Any debt financings may contain restrictive terms that would limit our operating flexibility. Additionally, we may have to obtain funds through arrangements with collaborative partners. These partners may require us to relinquish rights to our technologies or drug candidates. Any of these forms of financing could materially and adversely affect our business, financial condition and results of operations.

If Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected.

We have entered into an agreement with Roche to develop and market Fuzeon and T-1249, or a replacement compound, worldwide, manufacture clinical and commercial quantities of these compounds, and help conduct our clinical trials of these compounds. In addition to sharing with us the development expenses and profits for these compounds in North America and paying us royalties on net sales of these compounds outside of those countries, the agreement calls for Trimeris to receive up to $68 million in upfront and milestone payments, of which we have achieved $28.3 million as of December 31, 2004. In addition, we have entered into a research agreement with Roche to discover, develop and commercialize other anti-HIV fusion inhibitor peptides. The joint research obligations under the agreement were renewed in January 2004 through December 31, 2005. Our reliance on Roche in connection with these activities poses a number of risks, including the following:

•	Roche has the right to terminate our development and license agreement, including its marketing provisions, and terminate or not renew the research agreement, in each case as a whole or with respect to any particular country or countries, at any time and from time to time in its sole discretion, even though we have a joint management committee consisting of members from Roche and Trimeris that oversees the strategy for our collaboration and research;

•	Roche may not devote sufficient resources to the research, development or marketing of Fuzeon, or any other drugs that may be developed;

•	Roche may not devote sufficient resources to manufacture Fuzeon in commercial quantities on a cost-effective basis and with the requisite quality;

•	disagreements with Roche could lead to delays in or termination of the research, development or commercialization of Fuzeon or future drug candidates, or result in litigation or arbitration;

•	Roche may choose to devote fewer resources to the research, development and marketing of Fuzeon or our future drug candidates than it does to drugs of its own development, or may choose to compete with us by seeking, on its own or in collaboration with our competitors, alternate means of developing drug therapies for the diseases we have targeted;

•	Roche has the right to establish or change the market prices of Fuzeon or any other drug candidates covered by the Roche collaboration;

•	disputes may arise in the future with respect to the ownership of rights to technology developed with Roche; and

•	Roche may be a party to mergers, acquisitions or other corporate transactions in the future that result in a change in its business strategy relating to our collaboration.

If any of the foregoing occurs or if Roche otherwise fails to fulfill any of its obligations to us in accordance with our agreements, our research and development efforts and clinical trials, and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected.

We also may rely from time to time on the services of other third parties in connection with our research and development and clinical trial activities, including contract research organizations, manufacturers who produce clinical amounts of our drug candidates, licensors, collaborators and others. The failure of any of these persons to perform their obligations as agreed may also delay and otherwise adversely affect our research and development, clinical trial activities and regulatory approval of our future drug candidates.

In order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our current and future drug candidates or expend significant resources to develop these capabilities.

We have limited experience in sales, marketing and distribution of pharmaceuticals. We currently rely on Roche for the sales, marketing and distribution of Fuzeon and plan to rely on Roche for these activities for any other potential drug candidates covered by our collaboration with Roche, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to adequately market Fuzeon or our future drug candidates, if approved, we do not have the ability under our collaboration agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market Fuzeon or our future drug candidates by terminating our agreement, and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

If sufficient amounts of Fuzeon or any other drugs we attempt to bring to market cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected.

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

In addition, if sales of Fuzeon do not increase, Roche could be forced to scale back manufacturing at the Boulder facility to levels that are less than optimal. Diminished sales of Fuzeon will not allow us to achieve the economies of scale that keep our costs of goods low. Any increase in costs of goods would, in turn, decrease our gross margin and would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

We do not control the manufacturing and production schedule at Roche’s Boulder facility where Fuzeon is manufactured and that we cannot ensure that significant costs associated with scheduling decisions will not be incurred.

Roche manufactures Fuzeon bulk drug substance at their facility in Boulder, Colorado. Roche coordinates the manufacture of Fuzeon with the balance of its manufacturing efforts. We do not have input into the manufacturing and production schedule at Roche, Boulder and Roche’s decisions in this area may result in significant additional cost and expense relating to the manufacture of Fuzeon.

We are currently in the process of finalizing an amendment to our collaboration agreement with Roche that addresses several significant payments we have made and will make in the future and we cannot guarantee that these negotiations will lead to a final agreement.

We have been in discussions with Roche to attempt to clarify the responsibility of each of the parties with respect to certain expenses under our collaboration agreement. In the event that a final understanding regarding these items is not reached we could be exposed to significant financial risk and expense that we had previously not expected to be responsible for. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

If Roche does not re-new our current research agreement to discover, develop and commercialize novel fusion inhibitors, we may not be able to proceed with the development of our most promising candidates.

We have entered into an agreement with Roche to discover, develop and commercialize novel fusion inhibitors. This research agreement covers several of our most promising potential drug candidates. If Roche chooses not to re-new this agreement after 2005 when it expires, we may not be able to proceed with the development and/or commercialization of these candidates due to both funding and intellectual property limitations.

We may not be able to effectively develop our drug pipeline.

The antiviral peptides and small molecules in our research programs will require extensive additional development, testing and investment, as well as regulatory approvals, prior to commercialization. Our product research and development efforts may not be successful. Our drug candidates may not enter preclinical, nonclinical or clinical studies as or when anticipated or receive the required regulatory approvals. Moreover, our products, if introduced, may not be commercially successful. The results of preclinical and initial clinical trials of products under development by us are not necessarily predictive of results that will be obtained from large-scale clinical testing. Clinical trials of products under development may not demonstrate the safety and efficacy of such products or result in a marketable product. Findings in nonclinical studies conducted concurrently with clinical studies could adversely impact the development of our products. In addition, the administration, alone or in combination with other drugs, of any product developed by us may produce undesirable side effects in humans.

The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product and could have a material adverse effect on us.

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

Fuzeon and our other drug candidates that are successfully developed will compete with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example:

•	At least 20 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, Bristol Myers Squibb, Merck, Roche and Abbott Laboratories. Only one of these currently-approved drugs, Fuzeon, is a viral fusion inhibitor.

•	We believe that other companies may be currently engaged in research efforts to develop viral fusion inhibitors. To our knowledge, none of these potentially competing drug candidates have entered human clinical trials.

•	Several companies, including Panacos, Progenics Pharmaceuticals, Pfizer, Schering-Plough, Tanox, Inc., Merck and GlaxoSmithKline, are in early stage human clinical trials with anti-HIV drug candidates that target viral processes different from those targeted by currently approved anti-HIV drugs, and different from the viral fusion process that our drug candidates target.

We expect to face intense and increasing competition in the future as these new drugs enter the market and advanced technologies become available. We cannot assure you that existing or new drugs for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold than Fuzeon or any other drug treatment that we may develop.

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

We may not receive all necessary regulatory approvals for future drug candidates or approvals may be delayed.

Our research and development activities and the testing, development, manufacturing and commercialization of any future drug candidates is subject to regulation by numerous governmental authorities in the United States and, to the extent that we may be engaged in activities outside of the United States, in other countries. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other domestic and foreign statutes and regulations govern or affect the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of substances such as our drug candidates, as well as safe working conditions and the experimental use of animals. If our future drug candidates receive the regulatory approvals necessary for commercialization, we will be subject to continuing regulatory obligations, such as the submission of safety reports and other post-market information. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve product license applications, criminal prosecution and fines, recall or seizure of drugs, total or partial suspension of production, prohibitions or limitations on the commercial sale of drugs or refusal to allow us to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses that it has previously granted.

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

HIV is likely to develop resistance to Fuzeon and any of our future drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position.

HIV is prone to genetic mutations that can produce viral strains resistant to particular drug treatments. HIV has developed resistance, in varying degrees, to each of the currently approved anti-HIV drug treatments, including Fuzeon. As a result, combination therapy, or the prescribed use of three or more anti-HIV drugs, has become the preferred method of treatment for HIV-infected patients, because in combination these drugs may prove effective against strains of HIV that have become resistant to one or more drugs in the combination. In the clinical trials we have conducted to date, HIV has demonstrated the ability to develop resistance to Fuzeon, as it has with respect to all other currently-marketed anti-HIV drugs. If HIV, in a wide patient population, in a short time period, develops resistance to Fuzeon or our other drug candidates when used in combination therapy, it would adversely affect demand for those drug candidates and harm our competitive position.

Our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

The technology platform underlying our drug development program is novel because it is designed to discover drug candidates that treat viral infection by preventing the virus from fusing to and entering host cells that viruses use to reproduce themselves. Historically, anti-HIV therapy has primarily involved the inhibition of specific viral enzymes that are necessary for HIV to replicate. We are not aware of any other approved anti-HIV pharmaceutical products that target the inhibition of viral fusion. As a result, existing preclinical and clinical data on the safety and efficacy of this technology are somewhat limited. Although the most common adverse side effect reported with respect to Fuzeon to date has been mild to moderate local skin irritations at the site of injection, we may discover other unacceptable side effects of our drug candidates, including side effects that may only become apparent after long-term exposure. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

We are dependent on the successful outcome of clinical trials for our drug candidates.

The FDA granted full approval for the commercial sale of Fuzeon in October 2004. We do not have any other drug candidates that have received FDA or any other regulatory authority for approval of commercialization. In order to obtain the regulatory approvals necessary to sell a drug candidate commercially, we must demonstrate to the FDA and other applicable United States and foreign regulatory authorities that the drug candidate is safe and effective for use in humans for each target indication. We attempt to demonstrate this through a lengthy and complex process of preclinical testing and clinical trials, which typically takes a number of years. We also plan to do post-approval clinical trials for Fuzeon to provide additional clinical data to aid Roche and our marketing efforts. Our success will depend on the success of these clinical trials.

We cannot assure you that the results of prior clinical trials will warrant further clinical trials or the submission of NDAs for any potential drug candidates. We may not be able to demonstrate that potential drug candidates that appeared promising in preclinical testing and early clinical trials will be safe or effective in advanced clinical trials that involve larger numbers of patients studied over longer durations. We may be required to redesign, delay or cancel our preclinical testing and clinical trials for some or all of the following reasons, any of which may adversely affect our results of operations:

•	unanticipated adverse or ambiguous results from our preclinical testing or clinical trials;

•	change in the focus of Roche;

•	the inability to achieve an acceptable commercial formulation;

•	undesirable side effects that delay or extend the trials;

•	our inability to locate, recruit and qualify a sufficient number of patients for our trials;

•	difficulties in manufacturing sufficient quantities at the requisite quality of the particular drug candidate or any other components needed for our preclinical testing or clinical trials;

•	regulatory delays or other regulatory actions;

•	change in the focus of our development efforts; and

•	re-evaluation of our clinical development strategy.

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

Due to uncertainties inherent in the clinical development and government regulatory approval process, we may underestimate the cost and/or length of time associated with the development and commercialization of our drug candidates. We will be required to expend significant resources to comply with regulations affecting research and development, testing, manufacturing, marketing and commercialization activities for our drug candidates. We do not separately track as an accounting item the amounts we spend to comply with regulatory requirements, but the majority of our activities and expenditures to date, including our preclinical and clinical trial activities and expenditures, have been undertaken directly or indirectly in order to comply with applicable governmental regulations. If compliance with these regulations proves more costly than anticipated, our financial condition and results of operations could be materially and adversely affected.

Failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete.

We have incurred significant costs as a result of research and development, clinical trials, and the preparation and submission of the Fuzeon NDA to the FDA. We have continued to incur significant expenditures related to the manufacture, sale and marketing of Fuzeon. Under the current operating environment, excluding any extraordinary items, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 24 months. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon or other compounds covered by our agreements, our capital requirements would increase substantially beyond our current expectations. We have an ongoing program of business development which may lead to the establishment of collaborative or licensing arrangements with third parties. In the event we enter into additional agreements with third parties, our expenditures may be increased.

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

Although we own or exclusively license more than 35 issued United States patents, and numerous pending United States patent applications, corresponding foreign patents and patent applications, including issued patents and patent applications relating to Fuzeon, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, our patents will provide if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us. Further, we cannot assure you that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues or is otherwise published, we cannot assure you that others have not filed patent applications for technology covered by our pending applications. Moreover, we cannot assure you that we were the first to invent the technology, which, under U.S. patent law, is a prerequisite to obtaining patent coverage. In the event that a third party has also filed a U.S. patent application on the technology, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, i.e., which party was the first to invent. The costs of these proceedings can be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

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

Other companies, universities and research institutions conduct research and development efforts in market segments, including viral fusion inhibition and the treatment of HIV infection, where we and our collaborators focus research and development activities. While we are not aware of any patents held by these third parties that we believe will limit our ability to use, manufacture, market or sell Fuzeon or our potential drug candidates, these third parties may have obtained or may obtain patents that do so. We cannot assure you that third parties will not assert patent infringement or other intellectual property claims against us or our collaborators with respect to technologies used in Fuzeon or our potential drug candidates. Any claims that might be brought against us relating to infringement of third party patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our drug development and commercialization efforts or other business operations. As a result of a patent infringement suit brought against us, we may have to cease or delay development activities, unless that party is willing to grant us rights to use its intellectual property. Thus we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential drugs. Those licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential drugs at all or we may encounter significant delays in drug development while we redesign potentially infringing drugs or methods.

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

The WAC of a one year’s supply of Fuzeon in the United States is approximately $21,000. This price is significantly higher than any of the other approved anti-HIV drugs. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently Fuzeon is covered by Medicaid in all 50 states, 34 of the state and territorial AIDS Drug Assistance Programs, or ADAPs, and a majority of private insurers. However there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that they will provide reimbursement for Fuzeon. And other payors may require co-payments by the patient in order to receive reimbursement for Fuzeon that are significantly higher than those required for other anti-HIV drugs. We and Roche will continue to actively address these issues during 2005.

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

We have obtained an advanced medical technology policy which includes limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $10 million in the aggregate. However, insurance coverage is becoming increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against potential liabilities. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for drug candidates in development, but we cannot assure you that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our collaborators or licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage or indemnification payments that may be obtained by us could have a material adverse effect on our financial condition.

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

Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

•	the market acceptance and sales levels for Fuzeon;

•	the status and progress of our collaborative agreement with Roche;

•	the status of our research and development activities;

•	the progress of our drug candidates through preclinical testing and clinical trials;

•	the timing of regulatory actions;

•	our ability to establish manufacturing, sales, marketing and distribution capabilities, either internally or through relationships with third parties;

•	technological and other changes in the competitive landscape;

•	changes in our existing or future research and development relationships and strategic alliances; and

•	the commercial viability of Fuzeon or our other drug candidates.

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

Because our business is very science-oriented and relies considerably on individual skill and experience in the research, development and testing of our drug candidates, we depend heavily on members of our senior management and scientific staff. We have entered into employment agreements with Steven D. Skolsky, our Chief Executive Officer, Dani Bolognesi, our Chief Scientific Officer and Robert R. Bonczek, our Chief Financial Officer and General Counsel. Each of these agreements is automatically renewed, subject to termination by either of the parties. We have entered into employment agreements with all employees that are at the level of Vice President or above. These agreements have a term of one year and are renewable at the Company’s option.

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

Our charter requires that we indemnify our directors and officers to the fullest extent permitted by Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement of an action, suit or proceeding brought against any of them by reason of the fact that he or she is or was a director or officer of Trimeris. In addition, expenses incurred by a director or officer in defending any such action, suit or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and executive officers. In furtherance of these obligations, we maintain directors’ and officers’ insurance in the amount of $40 million. Our policies expire in October 2005. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of our insurance coverage may be decreased.

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

ITEM 2.    PROPERTIES

We lease approximately 61,000 square feet of laboratory and office space at 3500 Paramount Parkway, Morrisville, North Carolina. We lease this space under a sublease agreement that expires on January 23, 2015. We also lease approximately 29,000 square feet of laboratory and office space in Durham under a lease agreement that expires on September 30, 2005. We also sublease approximately 18,000 square feet of laboratory and office space in Durham under a sublease agreement that expires on July 31, 2005. We believe that there will be suitable facilities available should additional space be needed.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings as of the date of this Annual Report on Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq National Market System under the Nasdaq symbol “TRMS” since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the foreseeable future. As of March 7, 2005 we had approximately 124 shareholders of record, and believe we had approximately 11,000 beneficial shareholders. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the Nasdaq National Market System. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Year ended December 31,
	2004		2003
	High	Low	High	Low
1st Quarter	$21.35	$14.14	$47.36	$39.03
2nd Quarter	$16.60	$13.06	$55.59	$38.05
3rd Quarter	$15.54	$10.58	$55.29	$23.58
4th Quarter	$16.16	$10.89	$35.63	$19.51

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

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenue:
Milestone revenue	$2,152	$2,964	$1,133	$1,304	$956
Royalty revenue	4,556	755	—	—	—
Collaboration loss	(16,125)	(25,515)	—	—	—

Total revenue and collaboration loss	(9,417)	(21,796)	1,133	1,304	956

Operating expense:
Marketing expense	—	—	16,722	3,825	973

Research and development:
Non-cash compensation	159	(1)	250	(969)	5,386
Other research and development expense	21,154	36,824	50,976	59,409	32,970

Total research and development expense	21,313	36,823	51,226	58,440	38,356

General and administrative:
Non-cash compensation	311	767	1,645	1,905	7,018
Other general and administrative expense	9,840	7,810	9,340	8,048	7,142

Total general and administrative expense	10,151	8,577	10,985	9,953	14,160

Total operating expenses	31,464	45,400	78,933	72,218	53,489

Operating loss	(40,881)	(67,196)	(77,800)	(70,914)	(52,533)

Interest income	953	1,534	2,230	4,362	6,114
Interest expense	(160)	(41)	(108)	(189)	(257)

Total other income (expense)	793	1,493	2,122	4,173	5,857

Loss before cumulative effect of change in accounting principle	(40,088)	(65,703)	(75,678)	(66,741)	(46,676)
Cumulative effect of change in accounting principle	—	—	—	—	(4,180)

Net loss	$(40,088)	$(65,703)	$(75,678)	$(66,741)	$(50,856)

Basic and diluted net loss per share (1):
Before cumulative effect of accounting change	$(1.86)	$(3.06)	$(3.93)	$(3.96)	$(3.00)
Accounting change	—	—	—	—	(0.27)

Basic and diluted net loss per share	$(1.86)	$(3.06)	$(3.93)	$(3.96)	$(3.27)

Weighted average shares used in computing basic net loss per share (1)	21,608	21,460	19,272	16,870	15,548

(1)	Computed on the basis described in Note 1 to Financial Statements.

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and Investment securities—available-for-sale	$48,402	$92,198	$149,182	$74,800	$93,374
Working capital	49,204	75,741	128,389	51,636	73,998
Total assets	64,820	98,600	154,539	80,644	98,933
Long-term notes payable and capital lease obligations, less current installments	—	—	321	1,014	1,861
Accumulated deficit	(370,364)	(330,276)	(264,573)	(188,895)	(122,154)
Total stockholders’ equity	30,346	68,668	130,127	53,494	73,379

Selected Quarterly Financial Data

(in thousands, except per share data)

	Q1 2004	Q2 2004	Q3 2004	Q4 2004
Statements of Operations Data:
Milestone revenue	$526	$534	$546	$546
Royalty revenue	801	1,109	1,207	1,439
Collaboration loss	(2,546)	(9,850)	(2,280)	(1,449)

Total revenue and collaboration loss	(1,219)	(8,207)	(527)	536

Operating expense:
Research and development:
Non-cash compensation	(51)	(2)	109	103
Other research and development expense	6,300	5,382	5,360	4,112

Total research and development expenses	6,249	5,380	5,469	4,215

General and administrative:
Non-cash compensation	—	12	146	153
Other general and administrative expense	2,666	2,818	2,344	2,012

Total general and administrative expenses	2,666	2,830	2,490	2,165

Total operating expenses	8,915	8,210	7,959	6,380

Operating loss	(10,134)	(16,417)	(8,486)	(5,844)

Interest income	261	199	254	239
Interest expense	(3)	(2)	(43)	(112)

Total other income, net	258	197	211	127

Net loss	$(9,876)	$(16,220)	$(8,275)	$(5,717)

Basic and diluted net loss per share (1)	$(0.46)	$(0.75)	$(0.38)	$(0.27)

Weighted average shares used in computing basic net loss per share (1)	21,582	21,610	21,617	21,625

	Q1 2003	Q2 2003	Q3 2003	Q4 2003
Statements of Operations Data:
Revenue
Milestone revenue	$236	$750	$989	$989
Royalty revenue	—	87	234	434
Collaboration loss	(4,452)	(5,763)	(5,231)	(10,069)

Total revenue and collaboration loss	(4,216)	(4,926)	(4,008)	(8,646)

Operating expense:
Research and development:
Non-cash compensation	(60)	203	(125)	(19)
Other research and development expense	9,683	10,694	10,850	5,597

Total research and development expense	9,623	10,897	10,725	5,578

General and administrative:
Non-cash compensation	412	233	122	—
Other general and administrative expense	2,168	2,399	2,088	1,155

Total general and administrative expense	2,580	2,632	2,210	1,155

Total operating expenses	12,203	13,529	12,935	6,733

Operating loss	(16,419)	(18,455)	(16,943)	(15,379)

Interest income	506	414	323	291
Interest expense	(15)	(11)	(9)	(6)

Total other income, net	491	403	314	285

Net loss	$(15,928)	$(18,052)	$(16,629)	$(15,094)

Basic and diluted net loss per share (1)	$(0.75)	$(0.84)	$(0.77)	$(0.70)

Weighted average shares used in computing basic net loss per share (1)	21,375	21,418	21,513	21,525

(1)	Computed on the basis described in Note 1 to Financial Statements. The sum of quarterly net loss per share amounts may not equal the net loss per share for the year due to the effects of rounding.

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

OVERVIEW

Trimeris is a biopharmaceutical company engaged in the discovery, development and commercialization of novel therapeutic agents for the treatment of viral disease. The core technology platform of fusion inhibition is based on blocking viral entry into host cells. FUZEON, approved in the U.S., Canada and European Union, is the first in a new class of anti-HIV drugs called fusion inhibitors. Trimeris is developing FUZEON and future generations of peptide fusion inhibitors in collaboration with F. Hoffmann-La Roche Ltd, or “Roche.”

In order to enhance our performance management is addressing several critical success factors. These critical success factors are broken down into short-term and mid- to long-term.

Short – Term Critical Success Factors and Initiatives:

Work to increase the market acceptance of Fuzeon:    Fuzeon is delivered twice daily through subcutaneous injections. Injection site reactions are the most common adverse event associated with the use of Fuzeon. Management believes that aversion to twice daily injections and the potential for injection site reactions are the primary impediments to increasing the market acceptance of Fuzeon. We, together with Roche, are working on several initiatives to increase the market penetration of Fuzeon including:

•	Alternative delivery methods aimed at improving acceptance of subcutaneous injections and reducing injection site reactions;

•	Nursing programs to help facilitate patient self-administration of and persistency on Fuzeon; and

•	Medical Education and promotional programs focusing on the appropriate use of Fuzeon for patients with ongoing viral replication who have been exposed to drugs from the three other anti-HIV classes (so-called third-line patients and beyond).

Focusing our research and development efforts:    We, together with our partner Roche, are currently researching several promising anti-viral peptides, with the hope of selecting one of these peptides for advanced pre-clinical studies. In the near-future, we plan to select a lead candidate and back-up candidate that will proceed to advanced formulation studies. The results of these studies will determine how rapidly we move towards naming a clinical candidate.

Managing our resources and liquidity:    We ended 2004 with $48.4 million in cash, cash equivalents and investment securities—available-for-sale. Under the current operating environment, excluding any extraordinary items, based on current sales levels of Fuzeon, we believe that this will be sufficient to support our operations for at least the next 24 months. We will continue to evaluate opportunities to increase our liquidity. We will also continue to look for opportunities to increase our operational effectiveness.

Our people:    Our people are very important to the operations of our business. Our success depends on the continued services and on the performance of our senior management and staff. In 2005, we will continue to create a culture of trust that values employee contributions and recognizes and rewards open communication, accountability and achievement.

Mid– to Long - Term Critical Success Factors and Initiatives

Enhance development of our product pipeline:    The focus on our next generation peptide, as mentioned above, is one aspect to the development of our pipeline. We will also look to business development to strengthen our pipeline primarily through acquisitions and in-licensing of research programs and clinical stage products.

Overview of Roche Relationship

In July 1999, we entered into a worldwide agreement with Roche, to develop and market Fuzeon and T-1249, or a replacement compound. In the United States and Canada, we and Roche share equally in development expenses and profits for Fuzeon and T-1249, or a replacement compound. Outside of these two countries, Roche will fund all development costs and pay us royalties on net sales of these products.

Development costs for these compounds are incurred by both Roche and Trimeris. Quarterly, we reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the New Drug Application, or NDA, for Fuzeon and is responsible for all regulatory issues and communications with the Food and Drug Administration or FDA.

Fuzeon was approved for commercialization in the United States in March 2003 and sales began in March 2003. It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of Fuzeon. Roche is manufacturing bulk quantities of Fuzeon drug substance in its Boulder, Colorado facility. One of Roche’s manufacturing facilities and another third party are producing the finished drug product from such bulk drug substance. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling Fuzeon. Under our collaboration agreement we do not have the ability or rights to co-market this drug or field our own Fuzeon sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. We are not a party to any of the material contracts in these areas. Roche provides us with information on manufacturing, sales and distribution of Fuzeon. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. We review these items for accuracy and reasonableness. We receive 50% of the product profit for the United States and Canada.

We receive royalties on sales of Fuzeon in countries outside of the United States and Canada. Roche is responsible for all activities related to Fuzeon outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. We receive a quarterly royalty report from Roche that summarizes these sales and the royalty amounts due to Trimeris.

Currently, our only significant source of revenue is from the sale of Fuzeon. Selling, marketing and other charges in the United States and Canada exceeded the gross margin from the sale of Fuzeon in these countries during the years ended December 31, 2004 and 2003, resulting in negative cash flow from the sale of Fuzeon in these countries. During the years ended December 31, 2004 and 2003, our share of this negative cash flow exceeded royalties received from the sale of Fuzeon outside these countries. As a result, we had negative cash flow from the collaboration agreement during the years ended December 31, 2004 and 2003.

We are in the process of finalizing an amendment to our collaboration agreement with Roche. This amendment will clarify certain responsibilities of the parties under the collaboration agreement. To date we have reached an agreement in principle regarding certain key terms of this amendment. With respect to the understanding we have with Roche pertaining to amounts owed for capital contributions and manufacturing milestones, we have recorded these amounts as of December 31, 2004 on the assumption that we will execute an agreement with terms substantially the same as those we have agreed to in principle.

Historical Information Necessary to Understand our Business

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

We have lost money since inception and, as of December 31, 2004, have an accumulated deficit of approximately $370.4 million. We may never generate significant revenue from product sales or royalties.

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

Research and Development

The following discussion highlights certain aspects of our on going and planned research and development programs and commercialization efforts. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

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

In March 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and commercial sales of Fuzeon began in March 2003. Roche received accelerated FDA approval of Fuzeon based on 24-week clinical data from two Phase III pivotal trials for Fuzeon. In October 2004, the FDA granted full approval based on results from Phase III clinical trials over 48 weeks.

Roche filed an application for European marketing approval in September 2002. Roche received marketing approval under exceptional circumstances from the European Medicines Evaluation Agency, or EMEA, for use of Fuzeon in the European Union in May 2003. Roche submitted a full analysis of 48-week clinical data to the Committee for Human Medicinal Products, or CHMP, in December 2003 seeking a label change for Fuzeon. In April 2004, the CHMP recommended inclusion of the 48 week data in the label. This was followed by approval by the EMEA for this label change in June 2004. Outside the United States and the European Union, Roche has received approval and reimbursement for Fuzeon in over thirty-five countries, and is in the process of negotiating reimbursement from additional countries in which they plan to market Fuzeon.

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

Distribution

On April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. This development enhanced and simplified access to Fuzeon for patients and their healthcare providers. Physicians can write prescriptions for Fuzeon from their own prescription pads and patients can get Fuzeon from the pharmacy of their choice, including Chronimed, Inc. (“Chronimed”). Prior to April 26, 2004, Fuzeon was only available in the U.S. exclusively through Chronimed.

Next Generation Peptides and T-1249

We, together with our partner Roche, are currently researching several promising HIV gp41 peptide inhibitors, with the hope of selecting one of these peptides for advanced pre-clinical studies. In the near-future we plan to select a lead candidate and back-up candidate that will proceed to advanced formulation studies. The results of these studies will determine how rapidly we move towards naming a clinical candidate.

T-1249 is a second-generation HIV fusion inhibitor that has been investigated successfully in four separate clinical trials. Phase I/II trials of T-1249 demonstrated satisfactory efficacy and safety, including in patients who had previously failed on and had developed resistance to Fuzeon. In January 2004, Roche and Trimeris announced that further clinical development of T-1249 was being put on hold due to technical challenges in achieving a formulation capable of delivering a once daily injection. The compound’s safety, efficacy and tolerability were not factors affecting the decision. The clinical trial, T1249-105, was ongoing when the decision was made to put the development of T-1249 on hold. T1249-105 is now a compassionate use protocol for patients that were already receiving T-1249, as these patients have exhausted all treatment options. To date, 26 patients have completed 96 weeks of treatment with T-1249. Although in January 2005, we put further clinical development of T-1249 on hold indefinitely, T-1249 remains one of our next-generation drug candidates having established the proof-of-concept in overcoming Fuzeon resistant virus in the clinic. However, our focus will be to continue the pursuit of new formulations of T-1249 or future peptide fusion inhibitors that will allow significantly less frequent dosing

Other Research Programs

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

In 2002, we entered into an agreement with Neokimia Inc., or Neokimia, to discover and develop small molecule HIV fusion inhibitors. We will initially screen a library of small molecule compounds provided by Neokimia. Neokimia will use its proprietary drug discovery platform to optimize lead compounds. We will collaborate with Neokimia to identify preclinical drug candidates. Neokimia will provide the initial library of compounds on a non-exclusive basis and will work exclusively with us on the HIV gp41 fusion protein target during the term of the collaboration. We exercised our option to select an additional target to add to the collaboration related to HIV fusion. We will work with Neokimia on a non-exclusive basis on these targets. We, with Neokimia, will equally fund all research activities through the declaration of a development candidate. We will be responsible for all future clinical development, regulatory and commercial activities on a worldwide basis. Neokimia will be entitled to receive payments and royalties on net product sales based on achievement of certain developmental and commercial milestones. Neokimia also has an option to co-fund clinical development activities for development compounds through the end of Phase I human clinical trials, in exchange for increased royalties on net product sales.

The following table summarizes our research expenses since inception (in thousands):

Project	2004	2003	2002	1993-2001	Cumulative
Fuzeon	$12,916	$21,842	$39,060	$142,244	$216,062
T-1249	2,039	9,386	5,597	13,446	30,468
3rd Generation	3,933	3,208	3,887	—	11,028
Other	2,425	2,387	2,682	—	7,494

All Projects	$21,313	$36,823	$51,226	$155,690	$265,052

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the years ended December 31, 2004, 2003 and 2002.

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Net cash used in operating activities	$(42,628)	$(56,720)	$(72,972)
Net cash (used) provided by investing activities	25,033	(19,707)	21,443
Net cash provided by financing activities	411	1,983	148,970

Net increase (decrease) in cash and cash equivalents	(17,184)	(74,444)	97,441
Cash and cash equivalents, beginning of period	45,285	119,729	22,288

Cash and cash equivalents, end of period	$28,101	$45,285	$119,729

Operating Activities:    Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments received from Roche under our collaboration agreement with Roche.

In 2004, the cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and marketing costs for the commercialization of Fuzeon. The amount used decreased for the year ended December 31, 2004, compared to 2003 primarily due to the reduced net loss and accrued marketing costs offset in part by the advance payments made to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced.

In 2003 and 2002, the cash used in operating activities was primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and marketing costs for the commercialization of Fuzeon. The amount used decreased for the year ended December 31, 2003, compared to 2002 primarily due to milestone payments received from Roche and reduced research and development expenses for the development of Fuzeon.

Investing Activities:    In 2004, cash provided by investing activities was due to net maturities of investment securities—available-for-sale of $26.6 million, offset in part by purchases of property, furniture and equipment of $1.2 million and patent costs of $406,000.

In 2003, cash used by investing activities was due to net purchases of investment securities—available-for-sale of $17.4 million, purchases of property, furniture and equipment of $1.4 million and patent costs of $900,000.

In 2002, cash provided by investing activities was due to net maturities and sales of investment securities—available-for-sale of $22.8 million, purchases of property, furniture and equipment of $949,000 and patent costs of $445,000.

Financing Activities:    During 2004 and 2003, the cash provided was primarily due to the exercise of employee stock options and purchases of our stock under the employee stock purchase plan offset, in part, by payments under capital lease obligations. During 2002, the cash provided was primarily the result of the sale of our common stock offset, in part, by payments under capital lease obligations.

Total Cash, Cash Equivalents and Investment securities—available-for-sale.    As of December 31, 2004, we had $48.4 million in cash and cash equivalents and investment securities—available-for-sale, compared to $92.2 million as of December 31, 2003. The decrease is primarily a result of cash used by operating activities during the year ended December 31, 2004.

Future Capital Requirements.    We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and any other potential drug candidates covered by our collaboration for the United States and Canada with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates and compound discovery and development efforts, including:

•	expenditures for marketing activities related to Fuzeon,

•	research and development and preclinical testing of other product candidates, and

•	the development of our proprietary technology platform.

We and Roche share profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. Under provisions of this agreement, our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 was limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. Although our 2005 contribution to selling and marketing expenses will be higher as compared to 2004, we are currently in negotiations with Roche to finalize the 2005 budget for selling and marketing expenses and the amount of our contribution.

Under the current operating environment, excluding any extraordinary items, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 24 months. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon, T-1249 or our other potential drug candidates, our capital requirements would increase substantially beyond our current expectations.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the level of market acceptance and sales levels achieved by Fuzeon; expenses related to the sale of Fuzeon; the condition of the capital markets; the progress and scope of our product development programs; the magnitude of these programs; the results of preclinical testing and clinical trials; the need for additional facilities based on the results of these clinical trials and other product development programs; changes in the focus and direction of our product development programs; the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights; competitive factors and technological advances; the cost, timing and outcome of regulatory reviews; changes in the requirements of the FDA; administrative and legal expenses; evaluation of the commercial viability of potential product candidates and compounds; the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions; the results of our business development activities, including in-licensing and merger and acquisition opportunities; and other factors, many of which are outside of our control.

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock or other equity like instruments, like convertible preferred stock or convertible debt, until such time, if ever, as we are able to generate significant funds from operations.

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

We may also attempt to obtain additional funding through debt and debt-like financings such as convertible debt and/or arrangements with new or existing collaborative partners. Any debt financings may contain restrictive terms that limit our operating flexibility. Arrangements with collaborative partners may require us to relinquish rights to our technologies or product candidates or to reduce our share of potential profits. This could have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations.    The following table summarizes our material contractual commitments at December 31, 2004.

Contractual Obligation	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Operating leases*	$1,549	$1,508	$1,508	$1,538	$1,569	$8,473	$16,145
Other contractual obligations**	3,025	2,112	2,000	2,000	1,000	—	10,137
Other long-term liabilities reflected on the Balance Sheet***	—	—	—	—	—	15,761	15,761

Total	$4,574	$3,620	$3,508	$3,538	$2,569	$24,234	$42,043

*	Includes payments due under a sublease signed during June 2004, that commenced on January 1, 2005, on an existing office and laboratory building.
**

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. Through a series of negotiations, we reached an understanding in principle with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. We are in the process of formalizing these terms in a written agreement. Our anticipated share of this capital investment is approximately $14.0 million. At December 31, 2004, we have paid $4.5 million and accrued $500,000 (netted in our receivable from Roche) and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment—Roche.” In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. This amount also includes $1.0 million in 2005 and $112,000 in 2006 for contracts to purchase product candidate material and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

***	Our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached our $10 million limitation for the year. We recorded a liability of approximately $15.8 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement.

RESULTS OF OPERATIONS

Comparison Of Years Ended December 31, 2004, 2003 and 2002

Revenues

The table below presents our revenue sources for the years ended December 31, 2004, 2003 and 2002.

	Years ended December 31,
	2004	2003	2002	2004 to 2003 Increase (Decrease)	2003 to 2002 Increase (Decrease)
	(in thousands)
Milestone revenue	$2,152	$2,964	$1,133	$(812)	$1,831
Royalty revenue	4,556	755	—	3,801	755
Collaboration loss	(16,125)	(25,515)	—	9,390	(25,515)

Total revenue and collaboration loss	$(9,417)	$(21,796)	$1,133	$12,379	$(22,929)

Milestone revenue:    Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of December 31, 2004. We are recognizing these milestones on a straight-line basis.

	Milestone Total		Date Achieved	Total Revenue Recognized Through December 31, 2004	Revenue for the year ended December 31, 2004	End of Recognition Period
	(in thousands)
	$4,600	*	July 1999	$3,413	$198	December 2010
	2,000		October 2000	1,331	112	December 2010
	8,000		March 2003	2,408	932	December 2010
	5,000		May 2003	1,338	610	December 2010
	2,500		June 2003	388	250	June 2013
	750	**	June 2004	51	50	June 2013

Total	$22,850			$8,929	$2,152

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We have deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million in warrants, over the research and development period.

**	We are in the process of finalizing an amendment to our collaboration agreement with Roche. In its present form the proposed amendment resolves issues related to the performance of certain milestones. As of June 2004, the parties had agreed that certain performance targets had been met and that payment of this milestone was appropriate. We have recorded these amounts as of December 31, 2004 in anticipation that we will reach a final agreement with terms substantially the same as those we have agreed to in principle.

In January 2005, based on our current evaluation of our research and development programs, we placed further clinical development of T-1249 on hold indefinitely due to challenges in achieving an extended release formulation that would allow significantly less dosing frequency. In the near future we will select a lead peptide candidate to conduct pre-clinical and advanced formulation research with the goal of less frequent delivery. Taking into account the additional research that will be required to achieve these new formulation goals, in 2005 we changed our estimate of the end of the research and development period from December 2010 to December 2012; as a result we will recognize approximately $500,000 less revenue in 2005 compared to 2004.

Royalty revenue:    Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. To calculate the royalty revenue an 8% distribution charge is deducted from Roche’s reported net sales, from which Trimeris receives a 10% royalty.

The table below presents net sales outside the United States and Canada for the years ended December 31, 2004 and 2003. Fuzeon was launched in June 2003 in the EU.

	Years ended December 31
	2004	2003	Increase (Decrease)
	(in thousands)
Total net sales outside the United States and Canada (as recorded by Roche)	$49,523	$8,210	$41,313

Collaboration Loss:    The table below presents our collaboration loss for the year ended December 31, 2004 compared to the year ended December 31, 2003. Collaboration loss is reported on our Statement of Operations as a component of revenue. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. Fuzeon was launched in March 2003.

	Years ended December 31,		Increase (Decrease)
	2004	2003
	(in thousands)
Gross Fuzeon sales by Roche	$99,908	$32,246	$67,662
Less sales adjustments	(14,215)	(3,901)	10,314

Net sales	85,693	28,345	57,348
Cost of goods sold	(51,766)	(11,864)	39,902

Gross margin	33,927	16,481	17,446
Selling and marketing expenses	(22,311)	(57,628)	35,317
Other costs	(11,504)	(9,526)	(1,978)

Total shared profit & loss	112	(50,673)	50,785
Trimeris share (50%)	56	(25,337)	25,393
Costs exclusive to Trimeris Inc.	(16,181)	(178)	(16,003)

Net collaboration loss	$(16,125)	$(25,515)	$9,390

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

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2004 and 2003.

Kits Shipped	2004		2003
Q1	11,000		—
Q2	16,200	*	3,000
Q3	14,600		7,000
Q4	17,200		9,000

Total	59,000		19,000

*	Includes an estimated 3,000 kits as a result of inventory build up at wholesalers.

Sales adjustments:    Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. Sales adjustments increased for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to increased kit sales as presented above. There were no material revisions to Roche’s recorded estimates of sales adjustments for the years ended December 31, 2004 and 2003.

Cost of goods sold:    Cost of goods sold increased for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to increased kit sales as described above.

Cost of goods sold for the year ended December 31, 2004 includes approximately $6.8 million relating to unabsorbed costs that were the result of unexpectedly low initial manufacturing volumes when Fuzeon was launched and various costs associated with the development of the Fuzeon manufacturing process.

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

Gross Margin:    Gross margin as a percentage of net sales for the year ended December 31, 2004 was 40% compared to 58% for the year ended December 31, 2003. The gross margin for the year ended December 31, 2004 declined compared to December 31, 2003 primarily as a result of unabsorbed manufacturing costs described in the immediately preceding two paragraphs. Excluding these costs, gross margin from the collaboration for the year ended December 31, 2004 is approximately 47% compared to 34% for the year ended December 31, 2003.

Selling and marketing expenses:    Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the year ended December 31, 2004, we reached our $10 million limitation for the year. Although our 2005 contribution to selling and marketing expenses will be higher as compared to 2004, we are currently in negotiations with Roche to finalize the 2005 budget for selling and marketing expenses and the amount of our contribution. Selling and marketing expenses excludes incremental selling and marketing costs included in “Costs exclusive to Trimeris,” below.

Other costs:    Other costs for the year ended December 31, 2004 comprises net inventory write offs, a supply contract penalty and charges for the Boulder manufacturing facility. Also included in other costs are general and administrative and distribution charges. Trimeris is responsible for 50% of these costs under the collaboration agreement.

Costs exclusive to Trimeris:    Costs exclusive to Trimeris includes the net present value of the Company’s estimated share of certain marketing expenses in excess of approximately $10 million, based on expected timing and terms of payment under the agreement. The marketing limit is discussed above. Also included in the costs exclusive to Trimeris is approximately $575,000 related to license fees for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the years ended December 31, 2004, 2003 and 2002.

	Years ended December 31,
	2004	2003	2002	2004 to 2003 Increase (Decrease)	2003 to 2002 Increase (Decrease)
	(in thousands)
Non-cash compensation	$159	$(1)	$250	$160	$(251)
Other research and development expense	21,154	36,824	50,976	(15,670)	(14,152)

Total research and development expense	$21,313	$36,823	$51,226	$(15,510)	$(14,403)

Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 to December 31, 2004 for Fuzeon, T-1249 and other potential candidates.

Non-cash compensation:    Non-cash compensation expense for the year ended December 31, 2004 is primarily comprised of amortization expense for restricted stock issued to employees in June 2004. This restricted stock grant vests 100% after the third year of service and is being amortized on a straight-line basis over the three-year period. Non-cash compensation expense in 2003 and 2002 comprises expense calculated under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The change in expense resulted because the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was less at December 31, 2003 compared to December 31, 2002, primarily because of the decrease in the market price of our stock from $43.17 at December 31, 2002 to $20.94 at December 31, 2003, and the fact that a significant number of the options previously granted to non-employees became vested during 2002. At December 31, 2003, the majority of these options were vested.

Other research and development expense:    Other research and development expense decreased for the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of:

•	decreased costs associated with ongoing clinical trials for Fuzeon,

•	decreased costs associated with our clinical trials for T-1249, whose clinical development was put on hold in January 2004,

•	decrease in the purchase of drug material for future clinical trials,

•	decrease in the costs in connection with a potential building project, and

•	decreased personnel expenses, due to a headcount reduction in workforce implemented in January 2004

Other research and development expense decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002 as a result of reduced expenses related to the following:

•	production of drug material for Fuzeon clinical trials,

•	our two Phase III clinical trials for Fuzeon which were initiated in late 2000, and the data accumulation and compilation process for clinical data from these trials,

•	our Phase II clinical trials for Fuzeon which were substantially completed in 2002.

•	during 2003, we extended the term of our research agreement with Roche to December 2005. We also recognized reimbursement from Roche for their 50% share of certain research and development expenses, incurred by Trimeris, during the year ended December 31, 2003. We did not recognize a similar reimbursement for the year ended December 31, 2002 because the research agreement was not renewed until December 2003.

Total research personnel were 62, 91 and 88 at December 31, 2004, 2003 and 2002, respectively. We expect research and development expenses, net of the reimbursements for Fuzeon and next generation development costs from Roche, to be lower during 2005 as compared to 2004, barring any unforeseen changes, as a result of reduced post marketing commitment expenses for Fuzeon due to the fact that we received accelerated FDA approval, and submitted 48 week data for full FDA approval during 2003 and received approval in October of 2004.

In 2004, Roche and Trimeris conducted research pursuant to an agreed upon research plan, in furtherance of our goals under our joint research agreement. In 2005, we believe that the total cost to be shared by the parties under the research plan will be significantly less than in 2004. Although, the research agreement itself does not require that a specific amount be spent on any annual research plan, at their discretion, either party has the option to supplement the budgeted research plan at their own additional expense. At present we are still in discussions with Roche to define the research plan and budget for 2005.

General and Administrative Expenses

The table below presents our general and administrative expenses for the years ended December 31, 2004, 2003 and 2002.

	Years ended December 31,
	2004	2003	2002	2004 to 2003 Increase (Decrease)	2003 to 2002 Increase (Decrease)
	(in thousands)
Non-cash compensation	$311	$767	$1,645	$(456)	$(878)
Other general and administrative expense	9,840	7,810	9,340	2,030	(1,530)

Total general and administrative expense	$10,151	$8,577	$10,985	$1,574	$(2,408)

Non-cash compensation:    Non-cash compensation expense for the year ended December 31, 2004 is comprised of amortization expense for restricted stock issued to employees in June 2004. This restricted stock grant vests 100% after the third year of service and is being amortized on a straight-line basis over the three-year period. Non-cash compensation expense in 2003 and 2002 comprises expense calculated under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The decrease from 2002 to 2003 is primarily due to the fact that some of the options previously granted to a former consultant who became an employee during 2001 became vested during 2002, and the remaining options granted to this individual became vested during 2003.

Other general and administrative expense:    Other general and administrative expense increased for the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of :

•	increased costs to meet new requirements placed on public companies by The Sarbanes-Oxley Act of 2002 and related regulations issued by the SEC and new Nasdaq listing standards,

•	increased incentive compensation payments to our executives. In 2003, we did not pay bonuses to our three top executives,

•	increased premiums for directors and officers’ insurance and

•	increased recruitment costs.

Other general and administrative expense decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002 as a result of:

•	decreased professional fees related to a legal dispute with a former consultant that was settled in 2002, and

•	decreased bonuses as we did not pay bonuses to our three top executives for 2003.

These decreases were partially offset by increases in the following expenses:

•	increased premiums for directors and officers’ insurance, and

•	additional professional fees due to new requirements placed on public companies by The Sarbanes-Oxley Act of 2002.

Total general and administrative employees were 35, 41 and 40 at December 31, 2004, 2003 and 2002, respectively. We expect other general and administrative expenses to increase in the future due to increased costs to meet new requirements placed on public companies by The Sarbanes-Oxley Act of 2002 and related regulations issued by the SEC and new Nasdaq listing standards.

Other Income (Expense)

The table below presents our other income (expense) for the years ended December 31, 2004, 2003 and 2002.

	Years ended December 31,
	2004	2003	2002	2004 to 2003 Increase (Decrease)	2003 to 2002 Increase (Decrease)
	(in thousands)
Interest income	$953	$1,534	$2,230	$(581)	$(696)
Interest expenses	(160)	(41)	(108)	(119)	67

Total other income (expense)	$793	$1,493	$2,122	$(700)	$(629)

Other income (expense) consists of interest income and expense. Interest income decreased across all periods as a result of decreasing average investment balances. Interest expense increased in 2004 compared to 2003 as a result of accreting the excess marketing expenses recorded on the balance sheet as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the year ended December 31, 2004, we reached our $10 million limitation for the year. We recorded a liability of approximately $15.8 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. Interest expense in 2003 and 2002 is related to interest payments on capital leases during those periods. All capital leases were paid off during 2003.

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

In April 2002, we entered into a set of derivative transactions with a financial institution that could have been settled by selling up to 200,000 shares of our stock to the financial institution at prices significantly higher than the market price per share of our stock at the inception of the transaction. Alternatively, we had the option to settle this contract by making a cash payment to the financial institution for the underlying value of the derivative contract to the financial institution on the settlement date. This contract was expected to be settled by issuing shares of our stock in the event the option was exercised. This agreement expired unexercised. In 2002, we received approximately $388,000 in proceeds for the sale of this call option that was accounted for as an increase to additional paid-in capital in accordance with EITF 00-19. We may enter into similar transactions in the future, subject to market conditions. We enter into these transactions as a potential method to raise capital and not to speculate on the future market price of our stock.

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

Milestone Revenue and Deferred Revenue—Roche

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

To date, the Company has received a $10 million license fee, research milestone payments of $15 million and has achieved $3.3 million in manufacturing milestones. The license fee and research milestones were recorded as deferred revenue and are being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably through June 2013, which is the current expected commercial life of Fuzeon.

At the time of the license fee payment, Roche was granted a warrant to purchase Trimeris stock. The fair value of the warrant, $5.4 million, was credited to additional paid-in capital in 1999, and as a reduction of the $10 million license fee payment.

Over the course of the collaboration, our estimate of the end of the research and development period has changed:

•	During the fourth quarter of 2002, we changed our estimate of the end of this research and development period to 2007 based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche.

•	During the first quarter of 2004, we changed our estimate of the end of the research and development period to 2010 from 2007. This change was due to a change in estimate of the development period for T-1249 or a replacement compound as further clinical development of T-1249 has been placed on hold. We recognized approximately $800,000 less of milestone revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003 due largely in part to this change in estimate.

•	In January 2005, based on our current evaluation of our research and development programs, we placed further clinical development of T-1249 on hold indefinitely due to challenges in achieving an extended release formulation that would allow significantly less dosing frequency. Taking into account the additional research that will be required to achieve our goals for formulation, in January 2005, we changed our estimate of the end of the research and development period from December 2010 to December 2012; as a result we will recognize approximately $500,000 less milestone revenue in 2005 compared to 2004.

Collaboration Income/Loss

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United

States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses and other costs related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Roche previously had an exclusive distribution arrangement with Chronimed to distribute Fuzeon in the United States. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Chronimed, which is when Chronimed allocates drug for shipment to a patient. We do not believe there were any shipments that were as a result of incentives and/or in excess of the wholesaler’s ordinary course of business inventory level. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with Fuzeon and other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

We recognize 50% of the total Collaboration income/loss which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for Fuzeon. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future Fuzeon sales and return expectations where necessary. Expected returns for Fuzeon are generally low as Fuzeon has a high Wholesale Acquisition Cost, or WAC, compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because Fuzeon requires twice daily injections. Consequently wholesalers tend to stock only the necessary volumes of Fuzeon inventory. We believe that wholesalers hold less than a month of Fuzeon inventory. The current shelf life of Fuzeon is 36 months. Roche reviews the estimates discussed above on a quarterly basis and revises estimates as appropriate for changes in facts or circumstances. These estimates reduce our share of collaboration income or loss under our collaboration agreement.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At December 31, 2004, we estimated the future volatility at 50% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in January 2005. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At December 31, 2004, there were options to purchase approximately 21,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

Accrued Marketing Costs

In 2004 we reached an agreement with Roche whereby our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached our $10 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2004 we increased this liability by $154,000, for accretion of interest. The total liability of $15.8 million is reflected on our balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. Through a series of negotiations, we reached an understanding in principle with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. We are in the process of formalizing these terms in a written agreement. Our anticipated share of this capital investment is approximately $14.0 million. At December 31, 2004, we have paid $4.5 million and accrued $500,000 and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment—Roche.” This asset will be amortized to cost of goods sold based on the units of Fuzeon sold during the collaboration period. We estimate that as of December 31, 2004, this asset has a remaining useful life of approximately 12 years. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. In addition, other peptide drug candidates discovered under our collaboration with Roche, including T-1249, can be manufactured using this same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Accounting and Other Matters

In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and if separation is appropriate, how the consideration should be measured and allocated to the identified accounting units. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 had no impact on our financial statements.

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

In November 2004, SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4,” was issued. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. .. . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 generally is effective for fiscal years ending after June 15, 2005. We are assessing the impact of this statement on our financial statements.

In December 2004, SFAS No. 123 (revised), “Share-Based Payment,” was issued. SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. This statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised) is effective—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are assessing the impact of this statement on our financial statements.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 2004. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$27,353	2.09%
Investment securities—available-for-sale—fixed rate	20,301	2.24%
Overnight cash investments—fixed rate	748	1.28%

Total investment securities	$48,402	2.14%

In April 2002, we entered into a set of call transactions with respect to 200,000 shares of our common stock. This transaction is described in detail under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Transactions.” The derivative transactions relating to these 200,000 shares expired unexercised in April 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s independent auditors, KPMG LLP.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. As a result of this assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

No information was required to be disclosed in a report on Form 8-K in the fourth quarter that was not so disclosed.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 as to principal accounting fees and services is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)2.	Financial Statement Schedules

All financial statement schedules required under Regulation S-X are omitted as the required information is not applicable.

(a)3.	Exhibits

The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and are incorporated by reference. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) of Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Trimeris, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Trimeris, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Trimeris, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005, expressed an unqualified opinion on those financial statements.

/s/    KPMG LLP

Raleigh, North Carolina

March 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc:

We have audited the accompanying balance sheets of Trimeris, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Raleigh, North Carolina

March 9, 2005

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	As of December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$28,101	$45,285
Investment securities—available-for-sale	20,301	46,913
Recoverable franchise taxes	144	—
Accounts receivable—Roche	5,878	—
Prepaid expenses	1,630	2,106

Total current assets	56,054	94,304

Property, furniture and equipment, net of accumulated depreciation and amortization of $11,646 and $10,306 at December 31, 2004 and 2003, respectively	2,408	2,578
Other assets:
Patent costs, net of accumulated amortization of $200 and $196 at December 31, 2004 and 2003, respectively	1,829	1,650
Advanced payment—Roche	4,498	—
Deposits	31	68

Total other assets	6,358	1,718

Total assets	$64,820	$98,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,424	$893
Accounts payable—Roche	—	11,029
Current installments of obligations under capital leases	—	274
Accrued compensation	2,981	1,739
Deferred revenue—Roche	2,185	3,954
Accrued expenses	260	674

Total current liabilities	6,850	18,563
Deferred revenue—Roche	11,736	11,369
Accrued marketing costs	15,761	—
Other liabilities	127	—

Total liabilities	34,474	29,932

Stockholders’ equity:
Preferred Stock at $0.001 par value per share, authorized 10,000 shares; issued and outstanding zero shares at December 31, 2004 and 2003	—	—
Common Stock at $0.001 par value per share, authorized 60,000 shares; issued and outstanding 21,917 and 21,573 shares at December 31, 2004 and 2003, respectively	22	22
Additional paid-in capital	403,307	398,925
Accumulated deficit	(370,364)	(330,276)
Deferred compensation	(2,613)	—
Accumulated other comprehensive income (loss)	(6)	(3)

Total stockholders’ equity	30,346	68,668

Commitments and contingencies
Total liabilities and stockholders’ equity	$64,820	$98,600

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Milestone revenue	$2,152	$2,964	$1,133
Royalty revenue	4,556	755	—
Collaboration loss	(16,125)	(25,515)	—

Total revenue and collaboration loss	(9,417)	(21,796)	1,133

Operating expenses:
Marketing expense	—	—	16,722

Research and development:
Non-cash compensation	159	(1)	250
Other research and development expense	21,154	36,824	50,976

Total research and development expense	21,313	36,823	51,226

General and administrative:
Non-cash compensation	311	767	1,645
Other general and administrative expense	9,840	7,810	9,340

Total general and administrative expense	10,151	8,577	10,985

Total operating expenses	31,464	45,400	78,933

Operating loss	(40,881)	(67,196)	(77,800)

Other income (expense):
Interest income	953	1,534	2,230
Interest expense	(160)	(41)	(108)

Total other income (expense)	793	1,493	2,122

Net loss	$(40,088)	$(65,703)	$(75,678)

Basic and diluted net loss per share	$(1.86)	$(3.06)	$(3.93)

Weighted average shares used in per share computations	21,608	21,460	19,272

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2003, and 2004

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Notes receivable from stockholders	Net Stockholders’ Equity
	Number of shares	Par Value	Number of Shares	Par Value
Balance as of December 31, 2001	—	$—	17,414	$17	$244,725	$(188,895)	$(2,533)	$189	$(9)	$53,494
Loss for the year	—	—	—	—	—	(75,678)	—	—	—	(75,678)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(222)	—	(222)

Comprehensive (loss) income for period									—	(75,900)
Issuance of shares in private placement, net	—	—	1,258	1	40,764	—	—	—	—	40,765
Issuance of shares in public offering, net	—	—	2,505	3	106,723	—	—	—	—	106,726
Exercise of stock options	—	—	155	—	1,508	—	—	—	—	1,508
Issuance of stock for 401 (K) match	—	—	15	—	662	—	—	—	—	662
Issuance of stock under Employee Stock Purchase Plan	—	—	14	—	501	—	—	—	—	501
Proceeds from sale of call options	—	—	—	—	388	—	—	—	—	388
Amortization of deferred compensation	—	—	—	—	22	—	1,873	—	—	1,895
Restricted stock donation	—	—	2	—	79	—	—	—	—	79
Restricted stock grant	—	—	3	—	164	—	(164)	—	—	—
Repayment of notes receivable from stockholders	—	—	—	—	—	—	—	—	9	9

Balance as of December 31, 2002	—	$—	21,366	$21	$395,536	$(264,573)	$(824)	$(33)	$—	$130,127
Loss for the year	—	—	—	—	—	(65,703)	—	—	—	(65,703)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	30	—	30

Comprehensive (loss) income for period									—	(65,673)
Exercise of stock options	—	—	156	1	2,243	—	—	—	—	2,244
Issuance of stock for 401 (K) match	—	—	35	—	724	—	—	—	—	724
Issuance of stock under Employee Stock Purchase Plan	—	—	16	—	480	—	—	—	—	480
Amortization of deferred compensation (reversal of compensation expense)	—	—	—	—	(58)	—	824	—	—	766

Balance as of December 31, 2003	—	$—	21,573	$22	$398,925	$(330,276)	$—	$(3)	$—	$68,668
Loss for the year	—	—	—	—	—	(40,088)	—	—	—	(40,088)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(3)	—	(3)

Comprehensive (loss) income for period									—	(40,091)
Exercise of stock options	—	—	56		505	—	—	—	—	505
Issuance of stock for 401 (K) match	—	—	43	—	614	—	—	—	—	614
Issuance of stock under Employee Stock Purchase Plan	—	—	15	—	180	—	—	—	—	180
Amortization of deferred compensation (reversal of compensation expense)	—	—	—	—	(27)	—	—	—	—	(27)
Restricted stock grant(s)	—	—	242	—	3,283	—	(3,283)	—	—	—
Restricted stock forfeited	—	—	(12)	—	(173)	—	173	—	—	—
Restricted stock amortization	—	—	—	—	—	—	497	—	—	497

Balance as of December 31, 2004	—	$—	21,917	$22	$403,307	$(370,364)	$(2,613)	$(6)	$—	$30,346

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(40,088)	$(65,703)	$(75,678)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property, furniture and equipment	1,340	1,615	1,912
Non-cash compensation expense	470	766	1,895
Amortization of deferred revenue—Roche	(2,152)	(2,964)	(1,133)
Other amortization	64	71	37
401 (K) plan stock match	614	724	662
Restricted stock donation	—	—	79
Patent costs expensed	163	424	677
Decrease (increase) in assets:
Recoverable franchise taxes	(144)	1	1
Accounts receivable—Roche	(5,878)	—	—
Prepaid expenses	476	(976)	(776)
Advanced payment—Roche, net	(4,498)	—	—
Other assets	37	97	30
Increase (decrease) in liabilities:
Accounts payable	531	(599)	(1,202)
Accounts payable—Roche	(11,029)	(4,220)	2,380
Accrued compensation	1,242	(1,228)	919
Accrued expenses	(414)	(228)	(2,775)
Accrued marketing costs	15,761	—	—
Other liabilities	127	—	—
Deferred revenue—Roche	750	15,500	—

Net cash used by operating activities	(42,628)	(56,720)	(72,972)

Cash flows from investing activities:
Purchase of property, furniture and equipment	(1,170)	(1,377)	(949)
Sales of investment securities—available-for-sale	—	—	1,100
Purchases of investment securities—available-for-sale	(40,149)	(53,154)	(67,991)
Maturities of investment securities—available-for-sale	66,758	35,724	89,728
Patent costs	(406)	(900)	(445)

Net cash provided (used) by investing activities	25,033	(19,707)	21,443

Cash flows from financing activities:
Principal payments under capital lease obligations	(274)	(741)	(927)
Proceeds from issuance of Common Stock, net	—	—	147,491
Proceeds from sale of call options	—	—	388
Proceeds from exercise of stock options	505	2,244	1,508
Employee stock purchase plan stock issuance	180	480	501
Repayment of notes receivable from stockholders	—	—	9

Net cash provided by financing activities	411	1,983	148,970

Net increase (decrease) in cash and cash equivalents	(17,184)	(74,444)	97,441
Cash and cash equivalents at beginning of year	45,285	119,729	22,288

Cash and cash equivalents at end of year	$28,101	$45,285	$119,729

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$41	$108

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Trimeris, Inc. (the “Company”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells. Prior to April 1, 2003, the financial statements were prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” to recognize the fact that the Company was devoting substantially all of its efforts to establishing a new business. Principal operations commenced with the commercial launch of Fuzeon® on March 27, 2003, and revenue was recognized from the sale of Fuzeon beginning in 2003. As a result, beginning on April 1, 2003, the Company no longer prepares its financial statements in accordance with SFAS No. 7.

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

Liquidity

We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and our other potential peptide drug candidates covered under the collaboration agreement, for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidate and compound discovery and development efforts, including:

•	expenditures for marketing activities related to Fuzeon,

•	research and development and preclinical testing of other products candidates, and

•	the development of our proprietary technology platform.

Under the current operating environment, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs based on current expectations. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financing, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon, T-1249 or our other potential drug candidates, our capital requirements would increase substantially beyond our current expectations.

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock or other equity-like instruments (including convertible preferred stock or convertible debt) until such time, if ever, as we are able to generate significant funds from operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $28.1 million and $45.3 million at December 31, 2004 and 2003,

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

respectively, are stated at cost and consist primarily of overnight commercial paper, variable rate demand notes, commercial paper, short-term debt securities and mutual funds that hold these securities. The carrying amount of cash and cash equivalents approximates fair value.

Investment Securities—Available-For-Sale

Investment securities, which consist of short-term debt securities, short-term corporate securities, municipal bonds, commercial paper and federal agency securities, are classified as available-for-sale, and are reported at fair value based on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

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

Financial instruments other than investment securities—available-for-sale held by the Company include accounts receivable, notes receivable, accrued marketing costs, accounts payable and obligations under capital leases. The Company believes that the carrying amount of these financial instruments approximates their fair value. The Company also has commitments of approximately $1.1 million as described in note 11. The Company believes this amount reflects the approximate fair value of these commitments.

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

Intangible Assets

Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. During 2004 and 2003, $163,000 and $424,000 respectively, of patent costs were expensed in other research and development expense because the expected future operating cash flows from these patents was less than their carrying value.

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, the longer of 17 years from the date the patent is granted or 20 years from the initial filing of the patent. Financing costs were incurred as part of the Company’s capital lease agreements and are amortized straight-line over the lease term.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Accrued Marketing Costs

In 2004 the Company reached an agreement with Roche whereby cash contribution to certain selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, the Company’s share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, the Company reached the $10 million limitation for the year. As a result the Company recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of the additional selling and marketing expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. The Company is increasing the liability over time to the expected payment amount. In 2004 the Company increased the initial recorded liability by $154,000 for accretion of interest. The total liability of $15.8 million is reflected on our balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

The Company is making advance payments to Roche for the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. Through a series of negotiations, the Company has reached an understanding in principle with Roche whereby the Company will pay for its share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company is in the process of formalizing these terms in a written agreement. The Company’s anticipated share of this capital investment is approximately $14.0 million. At December 31, 2004, the Company has paid $4.5 million and accrued $500,000 and expects to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold, of $502,000 in 2004, is recorded as an asset on the Balance Sheet under the caption “Advanced payment-Roche.” This asset will be amortized to cost of goods sold based on the units of Fuzeon sold during the collaboration period. The Company estimates that this asset has a remaining useful life of approximately 12 years. In the event the collaboration agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment. In addition, other peptide drug candidates discovered under our collaboration with Roche, including T-1249, can be manufactured using this same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Milestone Revenue and Deferred Revenue—Roche

To date, the Company has received a $10 million license fee, research milestone payments of $15 million and has achieved $3.3 million in manufacturing milestones. The license fee and research milestones were recorded as deferred revenue and are being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably over the commercial life of Fuzeon or through June 2013.

At the time of the license fee payment, Roche was granted a warrant to purchase Trimeris stock. The fair value of the warrant, $5.4 million, was credited to additional paid-in capital in 1999, and as a reduction of the $10 million license fee payment.

Over the course of the collaboration our estimate of the end of the research and development period has changed:

•	During the fourth quarter of 2002, we changed our estimate of the end of this research and development period to 2007 based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche.

•	During the first quarter of 2004, we changed our estimate of the end of the research and development period to 2010 from 2007. This change was due to a change in estimate of the development period for T-1249 or a replacement compound as further clinical development of T-1249 has been placed on hold. We recognized approximately $800,000 less of milestone revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003 due largely in part to this change in estimate.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

•	In January 2005, based on our current evaluation of our research and development programs, we placed further clinical development of T-1249 on hold indefinitely due to challenges in achieving an extended release formulation that would allow significantly less dosing frequency. Taking into account the additional research that will be required to achieve our goals for formulation, in January 2005, we changed our estimate of the end of the research and development period from December 2010 to December 2012; as a result we will recognize approximately $500,000 less revenue in 2005 compared to 2004.

Royalty Revenue

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon outside the United States and Canada. These royalties are recognized as revenue when the sales are earned. Royalties of $4,556,000 and $755,000 were recognized as revenue during the year ended December 31, 2004 and 2003, respectively.

Collaboration Loss

Product sales of Fuzeon began in the United States on March 27, 2003. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration loss in the Statements of Operations as a component of revenue. Collaboration income/loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses and other costs related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Total net sales of Fuzeon in the United States and Canada were $85.7 and $28.3 million during the year ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, sales and marketing expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company’s 50% share of operating loss from the sale of Fuzeon in the United States of $16.1 and $25.5 million, respectively. Roche previously had an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales had been recognized when title and risk of loss had passed to Chronimed, which was when Chronimed allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

Roche prepares estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with Fuzeon and other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

Concentrations

The Company has a collaboration agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the years ended December 31, 2004 and 2003. The collaboration agreement with Roche also accounts for 100% of our collaboration loss. All of the accounts receivable at December 2004, is comprised of receivables from Roche.

Research and Development

Research and development costs, including the cost of producing drug material for clinical trials, are charged to operations as incurred.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its financial statements are: the estimate of the length of the research and development period for our Roche collaboration; the estimate of the future volatility of our stock price used to calculate the value of stock options granted to non-employees; the estimate(s) of sales returns and allowances, discounts and rebates related to sales of Fuzeon; the estimate of losses incurred related to unusable product and supplies; the estimate of the period when our liability for accrued marketing costs comes due; the estimate of the patent life of Fuzeon; and the estimate of the expected future operating cash flows from our intangible patent assets.

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, restricted stock, and stock warrants, would have an anti-dilutive effect. At December 31, 2004, 2003 and 2002, there were 3,244,000, 2,701,000 and 2,484,000 options to purchase common stock outstanding, respectively. At December 31, 2004, 2003 and 2002, there was a warrant outstanding with Roche to purchase 362,000 shares of common stock. At December 31, 2002, there were 3,000 shares of unvested restricted stock outstanding, which became fully vested during 2003. At December 31, 2004, there were 179,000 restricted stock grants, which become fully vested in 2007 and 50,000 restricted stock grants, which become fully vested in 2008.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

	2004	2003	2002
Net loss:
As reported	$(40,088)	$(65,703)	$(75,678)
Add back: Compensation cost recorded under APB 25	497	824	1,873
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(9,284)	(13,813)	(11,833)

Pro forma	$(48,875)	$(78,692)	$(85,638)

Basic and diluted loss per share:
As reported	$(1.86)	$(3.06)	$(3.93)
Pro forma	$(2.26)	$(3.67)	$(4.44)

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2004	2003	2002
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	50.0%	50.0%	45.0%
Risk-free interest rate	3.50%	3.50%	4.00%
Expected life of options	5 years	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years	2 years

Comprehensive Income

Comprehensive income (loss) includes all non-owner changes in equity during a period and is divided into two broad classifications: net income (loss) and other comprehensive income (“OCI”). OCI includes revenue, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists of unrealized gains or losses on securities available-for-sale.

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for reporting information about the Company’s operating segments. The Company operates in one business segment, the business of discovery, development and commercialization of novel pharmaceuticals.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net loss or stockholders’ equity as previously reported. The Company reclassified $40.4 million of auction rate securities from cash and cash equivalents to investment securities—available-for-sale, as of December 31, 2003 and, accordingly, reflected additional purchases of investment securities—available-for-sale of $40.4 million in the 2003 statement of cash flows.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

2.    INVESTMENT SECURITIES—AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities. Estimated fair values of available-for-sale securities are based generally on quoted market prices (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2004
Federal agency securities maturing within 1 year	$1,506	$—	$3	$1,503
Federal agency securities maturing after 1 year through 5 years	501	—	1	500
Corporate debt securities maturing within 1 year	1,007	—	1	1,006
Corporate debt securities maturing after 10 years	1,000	—	—	1,000
Other debt securities maturing after 1 year through 5 years	730	—	1	729
Other debt securities maturing after 5 years through 10 years	1,637	—	—	1,637
Other debt securities maturing after 10 years	10,235	—	—	10,235
Municipal bonds maturing after 10 years	3,691	—	—	3,691

	$20,307	$—	$6	$20,301

December 31, 2003
Equity securities maturing within 1 year	$18,425	$—	$—	$18,425
Corporate debt securities, maturing within 1 year	6,488	1	4	6,485
Corporate debt securities maturing after 1 year through 5 years	600	—	—	600
Corporate debt securities maturing after 10 years	2,316	—	—	2,316
Other debt securities maturing after 10 years	15,156	—	—	15,156
Municipal bonds maturing after 10 years	3,931	—	—	3,931

	$46,916	$1	$4	$46,913

There were no sales of these investments or realized gains or losses during 2004 or 2003. All unrealized losses on investment securities are considered to be temporary given the credit ratings on these investment securities and the short durations of the unrealized losses.

3.    LEASES

The gross amount of furniture and equipment and related accumulated amortization recorded under capital leases and included in property, furniture and equipment were as follows at December 31, 2003 (in thousands):

2003
Furniture and equipment	$1,268
Less accumulated amortization	(1,173)

$95

The Company had no property, furniture or equipment under capital leases at December 31, 2004.

The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through January 2015. Rental expense, including maintenance charges, for operating leases during 2004, 2003 and 2002 was $1.9 million, $1.7 million, and $1.7 million respectively.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) of December 31, 2004 (in thousands) are:

OPERATING LEASES
Year ending December 31:
2005	$1,549
2006	1,508
2007	1,508
2008	1,538
2009	1,569
Thereafter	8,473

Total minimum lease payments	$16,145

4.    PROPERTIES, FURNITURE AND EQUIPMENT

Property, furniture and equipment consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Furniture and equipment	$12,896	$10,733
Leasehold improvements	1,158	883
Furniture and equipment under capital lease	—	1,268

	14,054	12,884
Less accumulated depreciation and amortization	(11,646)	(10,306)

	$2,408	$2,578

The depreciable lives of our property, furniture and equipment are as follows:

Equipment and furniture	3.5 years
Computer / software	3 years
Leasehold improvements	Lesser of useful life or life of lease

5.    STOCKHOLDERS’ EQUITY

Offerings of Common Stock

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

Derivative Transactions

In April 2002, the Company entered into a set of derivative transactions with a financial institution that could have been settled by selling up to a total of 200,000 shares of its stock to the financial institution at prices significantly

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received approximately $388,000 in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Alternatively, the Company had the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intended to settle the contracts by issuing shares. The derivative transactions relating to these 200,000 shares expired unexercised in April 2003.

Warrant

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2004. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Preferred Stock

The Board of Directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders.

6.    STOCK OPTION PLAN

In 1993, the Company adopted a stock option plan which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. New Stock Option Plan (the “Stock Option Plan”) was implemented and replaced the 1993 plan. Under the Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 4,102,941 shares of common stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $0.34 to $78.50 per share. The vesting period generally occurs ratably over four years. At December 31, 2004, there were approximately 785,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at inception of the Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $0.43. No more grants will be made under the 1993 plan.

Stock option transactions for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price
Options outstanding at January 1	2,701,000	$33.38	2,484,000	$31.32	2,161,000	$27.12
Granted	945,000	14.18	472,000	40.74	499,000	43.30
Exercised	(56,000)	9.02	(156,000)	14.35	(155,000)	9.75
Cancelled	(346,000)	43.79	(99,000)	47.01	(21,000)	42.07

Options outstanding at end of period	3,244,000	$27.09	2,701,000	$33.38	2,484,000	$31.32

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The following summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34-1.00	91,000	1.68	$.48	91,000	$.48
$1.01-8.00	179,000	3.31	$7.86	179,000	$7.86
$9.00-11.625	778,000	6.74	$11.57	448,000	$11.62
$11.626-20.00	657,000	8.31	$15.26	175,000	$16.41
$20.01-40.00	343,000	7.55	$28.26	199,000	$31.08
$40.00-45.11	628,000	7.25	$42.84	521,000	$42.99
$45.12-50.00	317,000	7.61	$47.14	273,000	$47.42
$50.00-78.50	251,000	5.55	$63.25	196,000	$63.63

$0.34-78.50	3,244,000	6.90	$27.09	2,082,000	$30.50

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company recorded deferred charges of $3.3 million in 2004, $0 in 2003 and $164,000 in 2002, representing the fair value of restricted common stock granted to employees.

Compensation expense for employee stock options was approximately $0, $767,000 and $1.9 million for 2004, 2003 and 2002, respectively.

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18 over the service period that generally coincides with vesting, generally four years. The measurement date for the calculation of compensation expense is considered to be the date when all services have been rendered or the date that options are fully vested. Compensation expense is recognized during interim periods up to the measurement date based on changes in the fair value of the Company’s common stock. Compensation expense for non-employee stock options of $22,000 for the year ended December 31, 2002, was recorded as an increase to additional paid-in capital. Compensation expense reversal of $27,000 and $58,000 for the years ended December 31, 2004 and 2003, respectively, was recorded as a decrease to additional paid-in capital.

7.    INCOME TAXES

At December 31, 2004, the Company has net operating loss carryforwards (NOLs) for federal tax purposes of approximately $333.4 million which expire in varying amounts between 2008 and 2024. The Company has state net economic losses of approximately $258.1 million which expire in varying amounts between 2008 and 2019. The Company has research and development credits of $9.2 million which expire in varying amounts between 2008 and 2024.

The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and tax credit carryforwards in the case of certain events including significant changes in ownership interests. If the Company’s NOLs and/or tax credits are limited, and the Company has taxable income which exceeds the permissible yearly NOL, the Company would incur a federal income and/or state tax liability even though NOLs would be available in future years.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The components of deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Tax loss carryforwards	$125,119	$119,906
Tax credits	9,167	8,242
Deferred revenue	4,764	5,918
Reserves and accruals	8,902	3,527

Total gross deferred tax assets	147,952	137,593
Valuation allowance	(147,952)	(137,593)

Net deferred asset	—	—
Deferred tax liabilities:
Deferred tax liability	—	—

Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance represents the amount necessary to reduce the Company’s gross deferred tax assets to the amount that is more likely than not to be realized. The increase in the valuation allowance was approximately $10.4 million, $28.2 million, and $32.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The valuation allowance includes deferred tax assets that when realized, may increase equity rather than reduce tax expense. The Company will evaluate this amount when the criteria for recognizing the deferred tax asset relating to these amounts are met.

The reasons for the difference between the actual income tax benefit for the years ended December 31, 2004, 2003 and 2002 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

	2004	% of Pre- tax Loss	2003	% of Pre- tax Loss	2002	% of Pre- tax Loss
Income tax benefit at statutory rate	$(13,630)	(34.00)%	$(22,339)	(34.00)%	$(25,730)	(34.00)%
State income taxes, net of federal benefit	3,599	8.98%	—	—	—	—
Non-deductible meals and entertainment expenses and other	303	0.75%	14	0.02%	14	0.02%
Non-deductible compensation		—%	261	0.40%	600	0.79%
Generation of research credit	(631)	(1.57)%	(1,597)	(2.43)%	(2,280)	(3.01)%
Change in federal portion of valuation allowance	10,359	25.84%	23,661	36.01%	27,396	36.20%

Income tax benefit	$—	—	$—	—	$—	—

8.    EMPLOYEE BENEFIT PLANS

401 (K) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “401k Plan”) under Section 401 (k) of the Internal Revenue Code covering all qualified employees. Participants may elect a salary reduction from 1% to 75% as a contribution to the 401k Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made quarterly. The 401k Plan permits the Company to match participants’ contributions. Beginning in 1998, the Company matched up to 100% of a participant’s contributions with Company stock, provided

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company’s stock on the last trading day of the year. During 2004, 43,000 shares were issued, and compensation expense of $614,000 was recognized. During 2003, 35,000 shares were issued, and compensation expense of $724,000 was recognized. During 2002, 15,000 shares were issued, and compensation expense of $662,000, was recognized. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service.

The normal retirement age shall be the later of a participant’s 65th birthday or the fifth anniversary of the first day of the 401k Plan year in which participation commenced. The 401k Plan does not have an early retirement provision.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. A total of 15,000, 16,000, and 14,000 shares were issued under this plan in 2004, 2003, and 2002, respectively. At December 31, 2004 there were 96,000 shares remaining available for issuance.

Post-Retirement Health Insurance Continuation Plan

In June 2001, the Company adopted a post-retirement health insurance continuation plan (“the Plan”). Employees who have achieved the eligibility requirements of 60 years of age and 10 years of service are eligible to participate in the Plan. The Plan provides participants the opportunity to continue participating in the Company’s group health plan after their date of retirement. Participants will pay the cost of health insurance premiums for this coverage, less any contributions by the Company; this amount was previously capped at $300 per month per participant. In November 2003, the Plan was amended and the limit on contributions by the Company was changed to 50% of the health insurance premium for the employee and his or her spouse.

The components of net periodic post-retirement benefits cost and the significant assumptions of the Plan for 2004, 2003 and 2002 consisted of the following (in thousands):

	2004	2003	2002
Service cost	$135	$29	$17
Interest cost	30	6	3
Recognized net actuarial loss	—	1	—
Amortization of prior service costs	24	3	3

Total	$189	$39	$23

The Plan’s status as of December 31 was as follows:

	2004	2003
Accumulated post-retirement benefit obligation (APBO)	$(674)	$(137)
Unrecognized prior service cost	371	29
Unrecognized net loss	42	36

Accrued post-retirement benefit cost	$(261)	$(72)

The accumulated post-retirement benefit obligation, or APBO, was determined using a discount rate of 6.00% and 6.25% at December 31, 2004 and 2003, respectively. A 1% increase in the trend factors would increase the projected

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

APBO by approximately $160,000 and would increase the service and interest cost components by approximately $56,000. A 1% decrease in the trend factors would decrease the projected APBO by approximately $120,000 and would decrease the service and interest cost components by approximately $42,000.

The expected future benefit payments under the plan (in thousands) are as follows:

Year(s) ending	Amount
2005	$—
2006	—
2007	—
2008	1
2009	3
2010 to 2014	84

Total	$88

9.    ROCHE COLLABORATION

In July 1999, the Company announced a worldwide agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20, currently known as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a replacement compound. In the United States and Canada, the Company and Roche will share development expenses and profits for Fuzeon and T-1249, or a replacement compound equally. Outside of these two countries, Roche will fund all development costs and pay the Company royalties on net sales of these products. Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999, and a milestone payment of $2 million in 2000. The Company recorded a $8 million milestone in March 2003, a $5 million milestone in May 2003, a $2.5 million milestone in June 2003 and a $750,000 milestone in June 2004. The June 2004 milestone has been recorded as the parties have agreed that certain performance has been met and that payment is appropriate. We have recorded this amount as of December 31, 2004 in anticipation that we will reach a final agreement with terms substantially the same as those we have agreed to in principle. Roche will provide up to an additional $33 million in cash upon achievement of developmental, regulatory and commercial milestones. This agreement with Roche grants them an exclusive, worldwide license for Fuzeon and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including but not limited to pricing, sales force activities, and promotional activities.

Roche is manufacturing Fuzeon bulk drug substance in its Boulder, Colorado facility. Roche’s manufacturing facility in Basel, Switzerland and another third party facility are producing the finished drug product from such bulk drug substance. Fuzeon is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $10 million, even though Roche has spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $10 million. In addition to the $10 million included in collaboration loss, the Company recorded a liability of $15.8 million as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses in excess of approximately $10 million, based on the expected timing and terms of payment under the agreement. At present, Trimeris and Roche have not yet agreed what limit, if any, will be placed on Trimeris’ contribution to Fuzeon selling and marketing expenses for 2005 and beyond.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2004. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

In 2001, the Company executed a research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will fund worldwide research, development and commercialization costs, and share profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999. The joint research obligations under the agreement are renewable thereafter on an annual basis. The term of this agreement was extended to December 2005 during 2003.

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration loss in the Statements of Operations as a component of revenue. Collaboration income or loss is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales is reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. Total net sales of Fuzeon in the United States and Canada were $85.7 million and $28.3 million during the year ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004 and 2003, sales, marketing and other expenses exceeded the gross margin from the sale of Fuzeon resulting in the Company’s 50% share of operating loss from the sale of Fuzeon in the United States of $16.1 million and $25.5 million, respectively. Roche previously had an exclusive distribution arrangement with Chronimed, Inc. (“Chronimed”) to distribute Fuzeon in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales had been recognized when title and risk of loss had passed to Chronimed, which was when Chronimed allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

Our share of the collaboration loss for the year ended December 31, 2004 includes approximately $4.7 million of a net charge comprised of our share of a supply contract penalty, and charges for the Boulder manufacturing facility partially off-set by an adjustment to Roche’s inventory.

Under our collaboration agreement with Roche, the Company contributes towards a share of the capital invested in Roche’s manufacturing facility through the depreciation charged to cost of goods sold as the products are sold. Through a series of negotiations, we have reached an understanding in principle with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. We are in the process of formalizing these terms in a written agreement. Our anticipated share of this capital investment is approximately $14 million. As a result, we accrued an initial payment of $4 million at June 2004 and expect to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment—Roche”. This asset will be amortized based on the units of Fuzeon sold during the collaboration period, in order to properly allocate the capital investment to cost of goods sold in future periods. Assuming all

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

payments are made and sales of Fuzeon continue, the Company estimates that this asset has a remaining useful life of approximately 12 years. In addition, other peptide drug candidates discovered under our collaboration with Roche, including T-1249, can be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

10.    OTHER COLLABORATIONS

In July 2001, the Company entered into a non-exclusive agreement with Array BioPharma, Inc. (“Array”) to discover orally-available small molecule fusion inhibitors of HIV and respiratory syncytial virus, or RSV. In April 2002, the Company entered into a non-exclusive agreement with Neokimia, Inc. (“Neokimia”) to discover and develop small molecule HIV fusion inhibitors. Array and Neokimia will be entitled to receive payments and royalties based on achievement of certain developmental and commercial milestones. In June 2004, Trimeris and Array announced the renewal of their research agreement. As part of this renewed agreement, Trimeris will screen small molecule compounds created by Array against HIV entry inhibitor targets. The terms of the agreement are substantially similar to those of the initial agreement, signed in 2001.

In September 1997, the Company obtained an exclusive, worldwide, royalty-bearing license from the New York Blood Center under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license we are required to pay to the New York Blood Center a royalty equal to one-half of one percent of the net sales of Fuzeon up to $100 million, and one-quarter of one percent of net sales in excess of $100 million. Royalties of $575,000 were expensed during 2004.

11.    COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

As of December 31, 2004, the Company had commitments of approximately $1.1 million to purchase product candidate materials and fund various clinical studies over the next twenty-four months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement with Roche. Under this collaboration agreement, Trimeris and Roche are obligated to share the future development expenses for Fuzeon and T-1249 for the United States and Canada.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease calls for the payment of a security deposit of $754,000 in 2005.

12.    REDUCTION IN WORKFORCE

During January of 2004, we put further clinical development of T-1249 on hold. In connection with this programmatic change, the Company reduced its workforce by approximately 25%. In January 2004 we initially estimated approximately $600,000 in severance and other related costs; actual costs were approximately $450,000. This expense was charged to the Statement of Operations under “Other research and development expense” and “Other general and administrative expense,” in the first quarter of 2004. At December 31, 2004 there was no remaining liability related to the reduction in workforce.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

March 10, 2005	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STEVEN D. SKOLSKY Steven D. Skolsky	Chief Executive Officer	March 10, 2005

/s/ DANI P. BOLOGNESI Dani P. Bolognesi, Ph.D.	Chief Scientific Officer and Vice Chairman of the Board of Directors	March 10, 2005

/s/ ROBERT R. BONCZEK Robert R. Bonczek	Chief Financial Officer and General Counsel (principal financial officer)	March 10, 2005

/s/ ANDREW L. GRAHAM Andrew L. Graham	Director of Finance and Secretary (principal accounting officer)	March 10, 2005

/s/ JEFFREY M. LIPTON Jeffrey M. Lipton	Chairman of the Board of Directors	March 10, 2005

/s/ E. GARY COOK E. Gary Cook, Ph.D.	Director	March 10, 2005

/s/ FELIX J. BAKER Felix J. Baker	Director	March 10, 2005

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 10, 2005

/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	March 10, 2005

/s/ J. RICHARD CROUT J. Richard Crout, M.D.	Director	March 10, 2005

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 10, 2005

EXHIBIT INDEX

(a)	Exhibits

3.1 *	Amended and Restated Bylaws of the Registrant.

3.2(d)	Fourth Amended and Restated Certificate of Incorporation of the Registrant

4.1 *	Specimen certificate for shares of Common Stock.

4.2 *	Description of Capital Stock (contained in the Fourth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1 *	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2	Trimeris, Inc. Amended and Restated Stock Incentive Plan. †

10.3 *	Trimeris, Inc. Employee Stock Purchase Plan. †

10.4 *	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.5 *	Form of Indemnification Agreements.

10.6 *	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.7(j)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan. †

10.8(j)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan. †

10.9(a)	Chief Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated April 21, 1999. †

10.10(m)	Executive Employment Agreement between Trimeris, Inc. and George W. Koszalka dated June 21, 2004. †

10.11(n)	Executive Employment Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 8, 2004. †

10.12(n)	Incentive Stock Option Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.13(n)	Restricted Stock Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.14(b)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.15(b)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.16(b)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.17(b)	Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999.

10.18(m)	Sublease Agreement between Trimeris, Inc. and PPD Development, LP dated June 30, 2004

10.19(m)	Lease Agreement and Amendments between PPD Development, LP (formerly PPD Pharmaco, Inc.) and Weeks Realty, LP relating to Sublease Agreement filed as Exhibit 10.17 hereto

10.20	Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000. †

10.21(c)	Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000. †

10.22(m)	Settlement Agreement and Release between Trimeris, Inc. and M. Nixon Ellis dated July 1, 2004. †

10.23(e)	Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche, Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.24(f)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.25(i)	Sublease Agreement dated as of December 14, 2001 between Trimeris, Inc. and Triangle Pharmaceuticals, Inc.

10.26(i)	Second Amendment dated as of January 21, 2002 between University Place Properties, LLC and Trimeris, Inc.

10.27(g)	Form of Equity Option Confirmation for Call Transaction.

10.28(o)	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. And Hoffmann-La Roche Inc. dated November 13, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.)

10.29(h)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.30(m)	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004.

10.31(p)	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.)

10.32(k)	Third Amendment of Lease between University Place Properties, LLC and Trimeris, Inc. dated May 28, 2003.

10.33(l)	Agreement of Sublease by and between Gilead Sciences, Inc. and Trimeris, Inc.

10.34	Description of compensation arrangement for Andrew L. Graham. †

10.35	Description of non-management director compensation arrangements. †

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Steven D. Skolsky as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(c)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(d)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(e)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(f)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed on May 11, 2001.
(g)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(h)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.
(i)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 25, 2002.

(j)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.
(k)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(l)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 12, 2004.
(m)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(n)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 10, 2004.
(o)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on October 15, 2004.
(p)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, filed with the Commission on October 15, 2004.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.

S-4