Form 10-K/A
period 2004-12-31
TRIMERIS INC
filed 2005-05-02
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

The number of shares of the registrant’s common stock outstanding as of April 26, 2005 was 21,949,847.

Explanatory Note

This Amendment No. 1 on Form 10-K/A, or Amendment No. 1, is being filed by Trimeris, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, or SEC, on March 11, 2005, or the Initial Report, to include the information originally intended to be incorporated by reference from our Definitive Proxy Statement for our 2005 annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended.

Since we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1, to add the information required by Part III of Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below. As a result of this Amendment No. 1, the certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment No. 1.

Other than as set forth in this Amendment No. 1, no information included in the Initial Report has been amended by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Initial Report and does not modify or update the disclosures therein in any other way than as required to reflect this Amendment No. 1.

As used in this Amendment No. 1, the terms “we,” “us,” “our,” “the Company” and “Trimeris” refer to Trimeris Inc., unless the context indicates otherwise.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position of our executive officers, directors and key employees as of April 28, 2005:

Name	Age	Position
Steven D. Skolsky	48	Chief Executive Officer and Director
Dani P. Bolognesi, Ph.D.	64	Chief Scientific Officer and Vice Chairman of the Board of Directors
Robert R. Bonczek	60	Chief Financial Officer and General Counsel
M. Lynn Smiley, M.D.	52	Senior Vice President of Clinical Research
George Koszalka, Ph.D.	54	Executive Vice President of Scientific Operations
Andrew Graham	35	Director of Finance (Principal Accounting Officer) and Secretary
Jeffrey M. Lipton (1)(2)(3)	62	Chairman of the Board of Directors
Felix J. Baker, Ph.D. (2)	36	Director
Julian C. Baker (3)	38	Director
E. Gary Cook, Ph.D. (2)(3)	60	Director
J. Richard Crout, M.D. (1)	75	Director
Charles A. Sanders, M.D. (1)(2)	73	Director
Kevin C. Tang (2)(3)	38	Director

(1)	Member of the Audit and Finance Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nomination and Governance Committee.

Steven D. Skolsky, was named Chief Executive Officer in September 2004. Prior to joining the Company, Mr. Skolsky was employed with GlaxoSmithKline (“GSK”), where he most recently managed product strategy and world wide clinical development for the GSK portfolio as Senior Vice President, Global Commercial Strategy. Mr. Skolsky previously served as Managing Director of GSK’s operations in New Zealand from 2000 to 2001 and in Australia from 1999 to 2000. Mr. Skolsky received his B.A. degree from the University of North Carolina at Chapel Hill.

Dani P. Bolognesi, Ph.D., a founder of Trimeris, has been a director since its inception and served as Chief Executive Officer of the Company from 1999 through August 2005. Dr. Bolognesi currently serves as Chief Scientific Officer and Vice-chairman of the Board of Directors. Dr. Bolognesi held a number of positions at Duke University from 1971 to March 1999, including, James B. Duke Professor of Surgery, Professor of Microbiology/Immunology, Vice Chairman of the Department of Surgery for Research and Development and Director of the Duke University Center for AIDS Research from 1989 to March 1999. From 1988 to March 1999, Dr. Bolognesi was the Director of the Central Laboratory Network that supports all HIV vaccine clinical trials sponsored by the National Institutes of Health. Dr. Bolognesi received his Ph.D. degree in Virology from Duke University and a B.S. degree from Rensselaer Polytechnic Institute.

Robert R. Bonczek joined Trimeris as a consultant in March 1997. He was named Acting Chief Administrative Officer and Acting Chief Financial Officer in September 1999, was named Chief Financial Officer in March 2000 and was named General Counsel in April 2000. From 1991 until 2001, Mr. Bonczek acted in a consulting capacity for Donaldson, Lufkin & Jenrette, an investment bank, and for Wilmer Cutler Pickering Hale and Dorr LLP (formerly Wilmer Cutler & Pickering), a law firm. Since 1991, Mr. Bonczek has served as President of AspenTree Capital, a financial services and investment management company. Prior to 1991, Mr. Bonczek was with E.I. Du Pont de Nemours & Co., a chemical company, for 24 years, holding a number of senior management positions, including Corporate Counsel. Mr. Bonczek received his J.D. degree from the University of North Carolina at Chapel Hill, his M.B.A. from The Wharton School at the University of Pennsylvania and a B.A. degree from the University of North Carolina at Chapel Hill.

M. Lynn Smiley, M.D. joined Trimeris as Senior Vice President of Clinical Research in January 2001. From January 1997 until January 2001, Dr. Smiley served as Vice President of HIV and Opportunistic Infections Clinical

Development at Glaxo Wellcome, Inc., now GlaxoSmithKline plc. From March 1988 to December 1996, Dr. Smiley held several positions in research and development at Burroughs Wellcome Co. and Glaxo Wellcome, Inc., including Director of the Infectious Diseases and Immunology Department. Dr. Smiley has also held teaching positions at the University of North Carolina at Chapel Hill School of Medicine since 1984, and has served as Clinical Professor of Medicine since 1994. Dr. Smiley received her M.D. from Duke University Medical School and a B.A. degree from the University of Kansas.

George Koszalka, Ph.D. joined Trimeris as Senior Vice President of Corporate Strategy in June 2002 and has served as Executive Vice President of Scientific Operations since July 2004. Dr. Koszalka served as Division Director of Virology at GlaxoSmithKline from January 2001 to June 2002, with global responsibilities for Research and Clinical Virology and serving as a liaison between the commercial, clinical development and research areas in the antiviral franchise. From 1973 until 2001, Dr. Koszalka held positions of increasing responsibility within Research and Development with Burroughs Wellcome and Glaxo Wellcome. Dr. Koszalka holds an M.S degree and a Ph.D. in Biochemistry from North Carolina State University and received a B.S. degree from Bethany College.

Andrew L. Graham, C.P.A. joined Trimeris as Director of Finance and Secretary in September 2004. From 2002 to 2004, Mr. Graham served as Chief Accounting Officer at Paradigm Genetics, Inc. From 1999 to 2002, Mr. Graham served as Comptroller and later as Director of Finance at Paradigm Genetics, Inc. Mr. Graham received his B.A and M.A. degrees in accounting from North Carolina State University and his M.B.A. from the University of North Carolina at Chapel Hill.

Jeffrey M. Lipton has been a director of Trimeris since June 1998 and has been Chairman of the Board since June 1999. Since July 1998, Mr. Lipton has been President and Chief Executive Officer of NOVA Chemicals Corporation. Previously, Mr. Lipton served as Senior Vice President and Chief Financial Officer of NOVA Corporation from February 1994 until September 1994. From September 1994 to July 1998 he was President of NOVA Corporation. Prior to NOVA, Mr. Lipton worked with E.I. Du Pont de Nemours & Co. for almost three decades, were he held a number of senior management positions. Mr. Lipton serves on the Board of Directors of NOVA Chemicals Corporation, and is a Director of Hercules Incorporated. Mr. Lipton is a Director, a member of the Executive Committee, and Chairman of the Finance and Membership Committee of the American Chemistry Council. He is a member of the Executive Committee and Honorary Secretary of the Society of Chemical Industry and is a member of the Canadian Council of Chief Executives. Mr. Lipton received his M.B.A. from Harvard University and a B.S. degree from Rensselaer Polytechnic Institute.

Felix J. Baker, Ph.D. has served as a director of Trimeris, Inc. since April 2004. Dr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Julian Baker, founded in 2000. Dr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for university endowments and foundations, which are focused on publicly traded life sciences companies. In 1994, Dr. Baker co-founded a biotechnology investing partnership with the Tisch Family, which led to the establishment in 2000 of Baker/Tisch Advisors, LLC. Dr. Baker is currently a Managing Member of Baker/Tisch Advisors. Dr. Baker holds a B.S. and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school. He is also a director of Neurogen Corporation, Conjuchem Inc., Seattle Genetics, Inc., and AnorMED Inc.

Julian C. Baker has served as a director of Trimeris, Inc since April 2004. Mr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Felix Baker, Ph.D., founded in 2000. Mr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for university endowments and foundations, which are focused on publicly traded life sciences companies. In 1994, Mr. Baker co-founded a biotechnology investing partnership with the Tisch Family, which led to the establishment in 2000 of Baker/Tisch Advisors, LLC. Mr. Baker is currently a Managing Member of Baker/Tisch Advisors. Previously, Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of Credit Suisse First Boston Corporation. He is also a director of Incyte Corporation, Neurogen Corporation, and Theravance, Inc. Mr. Baker holds an A.B. magna cum laude from Harvard University.

E. Gary Cook, Ph.D. has been a director of Trimeris since February 2000. Since May 2002, Dr. Cook has served as Chairman of Integrated Environmental Technologies. From 1996 to 1999, Dr. Cook was Chairman of the Board of

Directors, President and Chief Executive Officer of Witco Corporation, a global specialty chemicals corporation. From 1994 to 1996, Dr. Cook was President and Chief Operating Officer of Albemarle Corporation, a global specialty chemicals corporation. From 1992 to 1994, Dr. Cook was Senior Vice President, President—Chemicals, and member of the Board of Directors of Ethyl Corporation. Prior to Ethyl, Dr. Cook was with E.I. Du Pont de Nemours & Co. for 23 years, holding a number of senior management positions, including Vice President, Printing and Publishing, Vice President, Medical Products, and Vice President, Corporate Plans. Dr. Cook serves on the Boards of Directors of Louisiana-Pacific Corporation and Envirokare Tech, Inc. Dr. Cook received his Ph.D. degree in Chemistry from The Virginia Polytechnic Institute and University and a B.S. degree from the University of Virginia.

J. Richard Crout, M.D. has been a director of Trimeris since November 1998. Since 1994, Dr. Crout has been President of Crout Consulting, a firm that provides consulting advice to pharmaceutical and biotechnology companies on the development of new products. From 1984 to 1993, Dr. Crout was Vice President, Medical and Scientific Affairs with Boehringer Mannheim Pharmaceuticals Corp. From 1973 to 1982, Dr. Crout was Director of the Bureau of Drugs, now known as the Center for Drug Evaluation and Research at the U.S. Food and Drug Administration. Dr. Crout received his M.D. degree from Northwestern University Medical School and an A.B. degree from Oberlin College.

Charles A. Sanders, M.D. has been a director of Trimeris since October 1996. From 1989 to May 1995, Dr. Sanders was Chairman of the Board of Directors and Chief Executive Officer of Glaxo Inc. and a member of the Board of Directors of Glaxo plc. Dr. Sanders is currently retired. Prior to joining Glaxo, Dr. Sanders held a number of positions at Squibb Corporation, a multinational pharmaceutical corporation, including Vice Chairman, Chief Executive Officer of the Science and Technology Group and Chairman of the Science and Technology Committee of the Board. Dr. Sanders serves on the Boards of Directors of Vertex Pharmaceuticals Incorporated, Genentech, Inc., Biopure Corporation, Fisher Scientific International, Icagen Incorporated and Cephalon, Inc. Dr. Sanders received his M.D. degree from Southwestern Medical College of the University of Texas.

Kevin C. Tang has been a director of Trimeris since August 2001. Mr. Tang is the Managing Director of Tang Capital Management, LLC, a Life Sciences-focused investment company he founded in August 2002. From September 1993 to July 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Mr. Tang currently serves as a director of IntraBiotics Pharmaceuticals, Inc. Mr. Tang received a B.S. from Duke University.

Audit Committee

The Board of Directors has a standing Audit and Finance Committee, which assists the Board in executing its responsibilities. The Audit and Finance Committee’s responsibilities include providing oversight of the quality and integrity of the Company’s regulatory and financial accounting and reporting, risk management, legal and regulatory compliance, the internal and external audit functions and the preparation of this Audit and Finance Committee report. The Audit and Finance Committee is composed of three non-employee directors, each of whom is independent as defined in Nasdaq listing standards and is chaired by Dr. Crout. The other members of the committee are Mr. Lipton and Dr. Sanders. Although each of the members of the Audit and Finance Committee is financially literate, the Board has determined that Mr. Lipton is an audit committee financial expert as defined by the SEC. Our Board of Directors has adopted a written charter for the Audit and Finance Committee, a copy of which is available on-line at www.trimeris.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market (“Nasdaq”). Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).

Based solely on a review of the copies of such reports furnished to us, or written representations from certain reporting persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied.

Code of Ethics

The Board of Directors has adopted a Code of Ethics which outlines the principles, policies and laws that govern the activities of our personnel and establishes guidelines for professional conduct in the workplace. The Code of Ethics applies to all of our employees, officers and directors. A copy of our Code of Ethics is available on our website at www.trimeris.com or you may request a free copy from our Compliance Officer at the following address: 3500 Paramount Parkway, Morrisville, NC 27560.

To date, there have been no waivers under our Code of Business Conduct and Ethics. We intend to disclose any amendments to our Code of Ethics and any waiver granted from the Code on a Form 8-K filed with the SEC within four business days following such amendment or waiver or on our website at www.trimeris.com within four business days following such amendment or waiver. The information contained or connected to our website is not incorporated by reference into this report and should not be considered a part of this or any other report that we file or furnish to the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth certain information with respect to the annual and long-term compensation paid by us during the fiscal years ended December 31, 2004, 2003, and 2002 to Messrs. Skolsky, Bolognesi, Ellis (resigned effective June 27, 2004), Bonczek, Koszalka, Creech (resigned effective October 25, 2004), and Graham (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation					Long Term Compensation
Name And Principal Position	Year	Salary		Bonus (2)		Restricted Stock Awards ($)		Securities Underlying Options (#)		All Other Compensation
Steven D. Skolsky Chief Executive Officer	2004 2003 2002	$142,381 — —	(1)		$70,000 — —	$575,500 — —	(3)	350,000 — —	(5)	— —	(11)

Dani P. Bolognesi Chief Scientific Officer	2004 2003 2002	$438,263 437,304 417,300			$167,000 — 313,000	$442,582 — —	(4)	94,000 54,000 69,000	(6) (7) (8)		(11) (11) (11)

M. Nixon Ellis President (resigned)	2004 2003 2002	$157,522 314,304 294,876		$	— — 180,000	— — —		— 26,000 34,500	(7) (8)	$166,793 — —	(12)

Robert R. Bonczek Chief Financial Officer and General Counsel	2004 2003 2002	$292,040 291,300 278,604			$89,000 — 127,000	$221,998 — —	(4)	47,200 26,000 34,500	(6) (7) (8)		(11) (11) (11)

Barney Koszalka Executive Vice President of Scientific Operations	2004 2003 2002	$222,768 196,308 111,013			$49,000 53,000 51,000	$155,540 — —	(4)	32,800 14,000 10,000	(6) (7) (9)		(11) (11) (11)

Timothy J. Creech Vice President of Finance (Principal Accounting Officer) (resigned)	2004 2003 2002	$147,027 165,300 149,304		$	— 42,000 57,000	$98,980 — —	(4)	20,800 12,000 9,500	(6)(10) (7) (8)	—	(11) (11)

Andrew L. Graham Director of Finance (Principal Accounting Officer)	2004 2003 2002	$45,454 — —	(1)		$7,000 — —	— — —		5,000 — —	(9)

(1)	Mr. Skolsky and Mr. Graham each commenced employment with Trimeris in September 2004.

(2)	In February 2003, 2002 bonuses were awarded and paid to the Named Executive Officers for achievement in 2002; however, such bonuses are reported with the 2002 compensation. In February 2004, a 2003 bonus was awarded and paid to Mr. Creech for achievement in 2003; however, such bonus was reported with the 2003 compensation. The other Named Executive Officers that were present in 2003 did not receive a bonus for that year. In February 2005, 2004 bonuses were awarded and paid to the Named Executive Officers for achievement in 2004; however, such bonuses are reported with the 2004 compensation.
(3)	These shares of restricted stock were granted to Mr. Skolsky pursuant to the Amended and Restated Stock Incentive Plan in connection with his initial employment agreement with Trimeris. The dollar value of the grant was calculated using $11.51, the closing price of our stock on the date of grant. These restricted shares vest 100% in September 2008. In the event that Mr. Skolsky’s employment is terminated because of death, disability, without Cause, or for Good Reason (as these terms are defined in Mr. Skolsky’s employment agreement), Mr. Skolsky is entitled to receive a pro rata number of the shares granted (but in no event, other than termination for Cause, shall Mr. Skolsky be entitled to receive less than 50% of the shares granted).
(4)	On June 22, 2004, the Compensation Committee approved an aggregate number of shares of restricted stock to be granted to all eligible employees, including the Named Executive Officers pursuant to our Amended and Restated Stock Incentive Plan. The dollar value of the grant was calculated using $14.14, the closing price of our stock on the date of grant. These restricted shares vest 100% in June 2007 and are cancelled in the event that employment is terminated prior to vesting.
(5)	These options to purchase shares of stock were granted to Mr. Skolsky pursuant to the Amended and Restated Stock Incentive Plan in connection with his initial employment agreement with Trimeris. The options vest monthly over four years (100% vesting in September 2008). In the event that Mr. Skolsky’s employment is terminated because of death, disability, without Cause, or for Good Reason (as these terms are defined in Mr. Skolsky’s employment agreement), prior to September 2006, Mr. Skolsky will automatically vest in 50% of the options granted.
(6)	On June 22, 2004, the Compensation Committee approved an aggregate number of options to purchase shares of our common stock to be granted on a quarterly basis over four quarters to all eligible employees, including the Named Executive Officers pursuant to our Amended and Restated Stock Incentive Plan. These option grants were designed to be awarded at the fair market value of our common stock on the date of that particular quarterly grant. These quarterly option grants began in June 2004 and continued thereafter until April 2005, as long as the employee was employed by us on the date of grant. Once granted, the aggregate number of options become exercisable over a four-year period, with the first grant in June 2004 exercisable in full in June 2005 and the remainder of the grants exercisable ratably over a three-year period beginning in June 2005. The number in this column represents the total number of options to purchase shares of our common stock that the Named Executive Officer received pursuant to such grants on a quarterly basis in June 2004, October 2004, January 2005 and April 2005.
(7)	On June 18, 2003, the Compensation Committee approved an aggregate number of options to purchase shares of our common stock to be granted on a quarterly basis over four quarters to all eligible employees, including the Named Executive Officers pursuant to our Amended and Restated Stock Incentive Plan. These option grants were designed to be awarded at the fair market value of our common stock on the date of that particular quarterly grant. These quarterly option grants began in June 2003 and continued thereafter until April 2004, as long as the employee was employed by us on the date of grant. Once granted, the aggregate number of options become exercisable over a four-year period, with the first grant in June 2003 exercisable in full in June 2004 and the remainder of the grants exercisable ratably over a three-year period beginning in June 2004. The number in this column represents the total number of options to purchase shares of our common stock that the Named Executive Officer received pursuant to such grants on a quarterly basis in June 2003, October 2003, January 2004 and April 2004.
(8)

On June 26, 2002, the Compensation Committee approved an aggregate number of options to purchase shares of our common stock to be granted on a quarterly basis over four quarters to all eligible employees, including the Named Executive Officers pursuant to our Amended and Restated Stock Incentive Plan. These option grants were designed to be awarded at the fair market value of our common stock on the date of that particular quarterly grant. These quarterly option grants began in June 2002 and continued thereafter until April 2003, as long as the employee was employed by us on the date of grant. Once granted, the aggregate number of options become exercisable over a four-year period, with the first grant in June 2002 exercisable in full in June 2003 and the remainder of the grants exercisable ratably over a three-year period beginning in June 2003. The number in this column represents the total number of options to purchase shares of our common stock that the Named Executive Officer received pursuant to such grants on a quarterly basis in June 2002, October 2002, January 2003 and April 2003.

(9)	These options to purchase shares of stock were granted pursuant to the Amended and Restated Stock Incentive Plan in connection with the executive officer’s commencement of employment with Trimeris. The options vest monthly over four years from the date of commencement of employment.
(10)	This number represents the total number of options approved by the Compensation Committee to be granted to Mr. Creech beginning in June 2004. Mr. Creech received 10,400 of these options prior to his departure, however these options expired unexercised following his termination of employment with the Company.
(11)	Beginning in 1998, we matched up to 100% of a participant’s annual contributions to the Trimeris Employee 401(k) Plan with common stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the annual contributions to be matched divided by the closing price of the common stock on the last trading day of the year. The dollar amount of matching contributions were calculated using the closing stock price on the date of grant. On December 31, 2002, December 31, 2003 and December 31, 2004, the closing price was $43.17, $20.94 and $14.17, respectively. On December 31, 2004, Mr. Skolsky received 635 shares of stock. Based on the closing price that day the value of the Company’s 401(k) contribution to Mr. Skolsky for 2004 was approximately $9,000. Mr. Skolsky is not yet vested in any of these shares. On December 31, 2002, December 31, 2003 and December 31, 2004, Dr. Bolognesi received 254, 540 and 917 shares of stock, respectively, and as of April 23, 2005, is vested in all of those shares of stock. Based upon the closing price of the Company’s common stock on the date of grant, the value of the Company’s 401(k) contributions to Dr. Bolognesi for years 2002, 2003 and 2004 was approximately $11,000, $11,300 and $13,000, respectively. On December 31, 2002, December 31, 2003 and December 31, 2004, Mr. Bonczek received 277, 630 and 1,129 shares of stock, respectively, and as of April 23, 2004, is vested in all of those shares of stock. Based upon the closing price of the Company’s common stock on the date of grant, the value of the Company’s 401(k) contributions to Mr. Bonczek for years 2002, 2003 and 2004 were approximately $12,000, $13,200 and $16,000, respectively. On December 31, 2002, December 31, 2003 and December 31, 2004, Dr. Koszalka received 170, 631 and 1,129 shares of stock, respectively, and as of April 23, 2005, is vested in 50% of those shares of stock. Based upon the closing price of the Company’s common stock on the date of grant, the value of the Company’s 401(k) contributions to Dr. Koszalka for years 2002, 2003 and 2004 were approximately $7,300, $13,200 and $16,000, respectively. On December 31, 2002, December 31, 2003 and December 31, 2004, Mr. Creech received 254, 540 and 0 shares of stock, respectively, and as of April 23, 2004, is vested in all of those shares of stock. Based upon the closing price of the Company’s common stock on the date of grant, the value of the Company’s 401(k) contributions to Mr. Creech for years 2002 and 2003 were approximately $11,000 and $11,300, respectively. On December 31, 2004, Mr. Graham received 381 shares of stock. Based upon the closing price of the Company’s common stock on the date of grant, the value of the Company’s 401(k) contribution to Mr. Graham for 2004 was approximately $5,400. Mr. Graham is not yet vested in any of these shares.
(12)	In connection with his Separation and Severance Agreement with the Company, Dr. Ellis is entitled to continue receiving his monthly base salary as of the date of termination of his employment for a period of two years following termination (up to a total of $628,000). The amount reported for 2004 includes approximately $10,000 owed to Dr. Ellis as a result of unused vacation time.

Stock Option Grants

The following table sets forth the stock options we granted during the year ended December 31, 2004 to each of our Named Executive Officers. We have never granted any stock appreciation rights.

Amounts shown as potential realizable values are based on compounded annual rates of share price appreciation of five and ten percent over the 10-year term of the options, as mandated by rules of the SEC, and are not indicative of expected share price performance. Actual gains, if any, on share option exercises are dependent on future performance of the overall market conditions, as well as the option holder’s continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 2004

	Individual Grants
Name	Number Of Securities Underlying Options		Percent Of Total Options Granted To Employees In 2004	Exercise Price Per Share	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term (6)
						5%	10%
Steven D. Skolsky	350,000	(2)	37.0%	$11.51	9/08/2014	$2,377,264	$5,945,442

Dani P. Bolognesi	13,500	(3)	1.4%	21.01	6/18/2013	167,376	418,601
	13,500	(3)	1.4%	14.96	6/18/2013	115,263	286,156
	23,500	(4)	2.5%	14.14	6/22/2014	208,975	529,585
	23,500	(4)	2.5%	15.95	6/22/2014	228,457	575,279

M. Nixon Ellis (1)	6,500	(3)	0.7%	21.01	6/18/2013	80,589	201,549
	6,500	(3)	0.7%	14.96	6/18/2013	57,382	143,511

Robert R. Bonczek	6,500	(3)	0.7%	21.01	6/18/2013	80,589	201,549
	6,500	(3)	0.7%	14.96	6/18/2013	55,497	137,779
	11,800	(4)	1.2%	14.14	6/22/2014	104,932	236,412
	11,800	(4)	1.2%	15.95	6/22/2014	114,715	288,864

Barney Koszalka	3,500	(3)	0.4%	21.01	6/18/2013	43,394	108,526
	3,500	(3)	0.4%	14.96	6/18/2013	30,898	77,275
	8,200	(4)	0.9%	14.14	6/22/2014	68,422	171,121
	8,200	(4)	0.9%	15.95	6/22/2014	77,181	193,026

Timothy J. Creech (1)	3,000	(3)	0.3%	21.01	6/18/2013	37,195	93,023
	3,000	(3)	0.3%	14.96	6/18/2013	26,484	66,236
	5,200	(4)	0.6%	14.14	6/22/2014	43,390	108,516
	5,200	(4)	0.6%	15.95	6/22/2014	48,944	122,407

Andrew L. Graham	5,000	(5)	0.5%	11.95	9/01/2014	35,259	88,182

(1)	This table represents the total number of options approved by the Compensation Committee to be granted to named executive officer for 2004. In the case of both Dr. Ellis and Mr. Creech, these options expired unexercised following termination of their employment with the Company.
(2)	These options to purchase shares of stock were granted to Mr. Skolsky pursuant to the Amended and Restated Stock Incentive Plan in connection with his initial employment agreement with Trimeris. The options vest monthly over four years (100% vesting in September 2008). In the event that Mr. Skolsky’s employment is terminated because of death, disability, without Cause, or for Good Reason (as these terms are defined in Mr. Skolsky’s employment agreement), prior to September 2006, Mr. Skolsky will automatically vest in 50% of the options granted.
(3)

Each option represents the right to purchase one share of common stock. The options shown in this row were all granted pursuant to the Amended and Restated Stock Incentive Plan. These options were granted in January 2004 and April 2004 based upon an aggregate option number determined in June 2003 that was designed to be granted on a quarterly basis over four quarters at the fair market value of our common stock on the date of grant. These January 2004 and April 2004 options become exercisable ratably over a three-year period that began in June 2004. Upon the occurrence of certain events that result in a change of control, all outstanding options granted to all employees, including executive officers, will become fully exercisable.

(4)	Each option represents the right to purchase one share of common stock. The options shown in this row were all granted pursuant to the Amended and Restated Stock Incentive Plan. These options were granted in June 2004 and October 2004 and collectively become exercisable over a four-year period. The June 2004 grant is exercisable in full in June 2005. The October 2004 grant is exercisable ratably over a three-year period that begins in June 2006. The number of option shares granted in each instance was based upon an aggregate option number that was determined in June 2004 and that was designed to be granted on a quarterly basis over four quarters at the fair market value of our common stock on the date of grant. Upon the occurrence of certain events that result in a change of control, all outstanding options granted to all employees, including executive officers, will become fully exercisable.
(5)	These options to purchase shares of stock were granted to Mr. Graham pursuant to the Amended and Restated Stock Incentive Plan in connection with his initial employment agreement with Trimeris. The options vest monthly over four years (100% vesting in September 2008).
(6)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC and do not represent an estimate or projection of our future common stock prices. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Year-End Option Table

The following table contains information regarding stock options held by our named executive officers, and the number of and value of any unexercised in-the-money options, as of December 31, 2004. The value of unexercised in-the-money options at December 31, 2004 is based on a value of $14.17 per share, the fair market value of our common stock as reflected by the closing price on the Nasdaq National Market on December 31, 2004, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the option.

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2004 AND YEAR-END OPTION VALUES

	Shares Acquired on Exercise (#)		Value Realized (1)	Number of Securities underlying Unexercised Options as of December 31, 2004 (#)		Value of Unexercised In-the-Money Options at December 31, 2004
Name				Exercisable	Unexercisable	Exercisable	Unexercisable
Steven D. Skolsky	—		—	21,875	328,125	$58,188	$872,813
Dani P. Bolognesi	—		—	524,352	114,890	1,323,584	705
M. Nixon Ellis (2)	—		—	0	0	0	0
Robert R. Bonczek	—		—	303,800	56,930	562,870	354
Timothy J. Creech (3)	20,487	(4)	62,485	54,334	22,766	50,900	156
Barney Koszalka	—		—	11,499	28,901	0	246
Andrew L. Graham	—		—	416	4,584	924	10,176

(1)	Value realized is calculated as the fair market value of our common stock as reflected by the closing price on the Nasdaq National Market on the date of exercise, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the option.
(2)	Mr. Ellis resigned from the Company, effective June 27, 2004.
(3)	Mr. Creech resigned from the Company, effective October 25, 2004.
(4)	At the time of exercise, Mr. Creech was not an employee of the Company.

Employment Agreements

We have entered into employment agreements with some of our Named Executive Officers as described below. In addition to the specific rights set forth in any agreement, in the event of any change in control, options and restricted stock granted pursuant to the Amended and Restated Stock Incentive Plan contain a change in control provision, which provides for the immediate vesting in full of all grants or lapse of all restrictions for all grantees.

In April 1999, we entered into an employment agreement with Dr. Bolognesi to serve as our Chief Executive Officer and Chief Scientific Officer. Under this agreement, Dr. Bolognesi is entitled to receive minimum annual compensation of $285,000, an annual bonus based upon the achievement of certain milestones and all health insurance and other benefits generally made available to our employees. He also received in 1999 a one-time payment of $40,000 for replacement of lost income. In connection with the agreement, Dr. Bolognesi received a grant of options to purchase 235,000 shares of common stock at $11.625 per share. If Dr. Bolognesi’s employment is terminated for any reason other than for cause, Dr. Bolognesi’s employment agreement provides that he is entitled to his base salary and benefits for two years from the date of termination. In April 2003, Dr. Bolognesi’s employment agreement was automatically renewed until April 2005, unless terminated earlier in accordance with its terms. In September 2004, Dr. Bolognesi stopped serving as Chief Executive Officer but continues to serve as Chief Scientific Officer. The Company is currently in negotiations with Dr. Bolognesi with respect to the terms of a new contract.

In March 2000, we entered into an employment agreement with Dr. Ellis, our former President. Under this agreement, Dr. Ellis is entitled to receive minimum annual compensation of $220,000, an annual bonus based upon the achievement of certain milestones and all health insurance and other benefits generally made available to our employees. In June 2004, the Company terminated its employment agreement with Dr. Ellis. According to the terms of the Separation and Severance Agreement between Dr. Ellis and the Company, Dr. Ellis is entitled to receive his monthly base salary as of the date of termination of his employment for a period of two years following termination. The Company will contribute towards medical and dental coverage for Dr. Ellis and his wife through December 2005 as part of the Separation and Severance Agreement.

In January 2000, we entered into an employment agreement with Mr. Bonczek, our Chief Financial Officer and General Counsel. Under this agreement, Mr. Bonczek is entitled to receive minimum annual compensation of $210,000 and an annual bonus based upon the achievement of certain milestones. Pursuant to his agreement, he also received in 2000 a one-time payment of $16,000 for replacement of lost income and in 2001 a one-time payment of $19,790 for reimbursement for moving and miscellaneous expenses. In October 1999, Mr. Bonczek received a grant of options to purchase 100,000 shares of common stock at $17.625 per share. If Mr. Bonczek’s employment is terminated for any reason other than for cause, Mr. Bonczek’s agreement provides that he is entitled to his base salary and benefits for two years from the date of such termination. In January 2004, Mr. Bonczek’s employment agreement was automatically renewed until January 2006, unless terminated earlier in accordance with its terms.

In February 2004, we entered into an employment agreement with Mr. Creech, our former Vice President of Finance. Under this agreement, Mr. Creech is entitled to receive minimum annual compensation of $172,000, an annual bonus based upon the achievement of certain milestones and all health insurance and other benefits generally made available to our employees. If Mr. Creech’s employment is terminated by the Company for any reason other than for cause, Mr. Creech’s employment arrangement provides that he is entitled to his base salary and benefits from the date of such termination until February 2005. This agreement expired according to its terms upon Mr. Creech’s termination of employment in November 2004 with no further obligations on the part of the Company.

In June 2004, we entered into an employment agreement with Dr. Koszalka, our Executive Vice President of Commercial Operations. Under this agreement, Dr. Koszalka is entitled to receive minimum annual compensation of $235,000, an annual bonus based upon the achievement of certain milestones and all health insurance and other benefits generally made available to our employees. If Dr. Koszalka’s employment is terminated for any reason other than for cause, Dr. Koszalka’s employment arrangement provides that he is entitled to his base salary and benefits for one year from the date of such termination. The agreement is set to expire in June 2006 and shall automatically renew for a one-year period unless terminated earlier in accordance with its terms.

In September 2004, we entered into an employment agreement with Mr. Skolsky, our Chief Executive Officer. The employment agreement has an initial term of two years and thereafter will automatically be extended for two year periods unless notice of non-renewal is given by either party no later than 90 days prior to the end of the expiration of each term. Under the agreement, Mr. Skolsky will receive an annual salary of $450,000, as well as other compensation, including bonus opportunities based upon the achievement of financial and other performance criteria. In addition, under the agreement, Mr. Skolsky received a grant of an option to purchase 350,000 shares of the Company’s common stock and a grant of 50,000 shares of restricted stock. Both the option grant and the restricted stock grant are subject to the terms of the Company’s Amended and Restated Stock Incentive Plan. In the event that Mr. Skolsky’s employment is terminated other than for Cause, death or Disability or upon his resignation for Good Reason (as these terms are defined in the agreement), Mr. Skolsky will be entitled to certain severance payments and benefits, including two times his base salary plus his Target Bonus (as defined in the Employment Agreement). Mr. Skolsky will also be entitled to a pro rata bonus for the year of termination based on actual results for such year if he is terminated due to death, Disability, termination without Cause, or upon resignation for Good Reason. Mr. Skolsky is subject to non-competition restrictions during the term of his employment and for one year thereafter. In the event that the payment of benefits is due as a result of a Change of Control, the Company is required to pay any excise taxes that may apply to such benefits. Mr. Skolsky is entitled to receive reimbursement for financial planning and tax preparation (including a gross-up for any taxes incurred on payment for these services) up to a maximum of $10,000 per year.

401(k) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all qualified employees. Participants may elect a salary reduction from 1% to 75% as a contribution to the 401(k) Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made quarterly. The 401(k) Plan permits the Company to match participants’ contributions. Beginning in 1998, the Company matched up to 100% of a participant’s contributions with Company stock, provided the participant was employed on the last day of the year. Matching contribution shares vest ratably based on a participant’s years of service and are fully vested after four years of service.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors’ Compensation Committee is responsible for determining the salaries and incentive compensation of the executive officers and providing recommendations for the salaries and incentive compensation of all other employees and consultants. The Compensation Committee also administers our benefit plans, including the Amended and Restated Stock Incentive Plan. Dr. Cook serves as the Chairman of the Compensation Committee and the other members of the committee are Mr. Lipton, Dr. Sanders, Mr. Tang and Felix J. Baker. None of Dr. Cook, Dr. Baker, Mr. Lipton, Dr. Sanders or Mr. Tang has served as an officer or employee of Trimeris or has any relationship with Trimeris requiring disclosure under SEC regulations.

Director Compensation

We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board. Directors do not receive additional compensation in connection with their attendance at meetings. In addition, all eligible non-employee directors, except the Chairman, automatically receive a grant of an option on the date of our annual meeting to purchase 10,000 shares of common stock. The Chairman automatically receives a grant of an option on the date of our annual meeting to purchase 15,000 shares of common stock. In addition, all eligible non-employee directors serving as members of the Compensation Committee or Audit and Finance Committee, except the directors serving as chairmen of these committees, receive an option on the date of our annual meeting to purchase 1,250 shares of common stock. The directors serving as chairmen of these committees each receives a grant of an option at the date of our annual meeting to purchase 2,500 shares of common stock. These options have an exercise price equal to 100% of the fair market value of our common stock on the grant date and become exercisable after the completion of one year of service following the grant. Newly-elected directors are granted an option to purchase 20,000 shares of common stock, with the options vesting ratably over the three years. These options have an exercise price equal to 100% of the fair market value of our common stock on the grant date. Members of the Nomination and Governance Committee do not receive any compensation for serving on this committee.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors offers this report regarding compensation for our executive officers, including our Chief Executive Officer. The Compensation Committee is composed entirely of independent directors (as defined in the Nasdaq listing standards) and is responsible for developing and making recommendations to the Board with respect to our executive compensation policies and practices, including the establishment of the annual total compensation for all executive officers, including our Chief Executive Officer.

General Compensation Policy.    Our primary objective is to maximize the value of our shares over time. The Compensation Committee, with this objective in mind, authorizes compensation packages for our executive officers designed to retain and attract top quality management and to encourage them to contribute to the achievement of our business objectives. In addition, the Committee attempts to establish compensation packages that are comparable to the packages received by executives of similar companies, in our industry.

We compensate our executive officers with a combination of salary and incentives designed to encourage efforts to achieve both our short-term and long-term goals. The compensation structure attempts to reward both individual contributions and our overall corporate performance. The Committee evaluates corporate performance and makes executive compensation decisions from various performance measures such as sales growth, earnings per share, achieving milestones in the development of drug candidates and raising capital needed for operations.

Section 162(m) of the Code limits the federal income tax deductibility of compensation paid to Trimeris’ five most highly compensated executive officers. Under this section of the Code, the Company generally may deduct compensation paid to any such officer to the extent that it does not exceed $1 million during any calendar year or is “performance-based” as defined in Section 162(m). The Compensation Committee expects that the deductibility limit of Section 162(m) will not currently have a significant effect on the Company. Current cash compensation paid to each of the Company’s executives is less than $1 million per year and is thus generally fully deductible to Trimeris.

The basic components of our compensation packages for our executive officers include the following:

•	Base Salary

•	Performance Incentive Awards

•	Long-term Incentives

•	Benefits

Each executive officer’s compensation package contains a mix of these components and is designed to provide a level of compensation competitive with the compensation paid to comparable officers of similar biopharmaceutical companies. The Committee favors a compensation structure that aligns the long-term interests of its executive officers with the interests of its stockholders, and as a result places significant weight upon long-term incentives in the form of equity compensation.

Base Salary.    Base salary and increases in base salary are determined by both individual and Company performance, as well as the salary levels in effect for similar biopharmaceutical companies. During 2004, the Committee attempted to keep the base salaries of our officers at a level consistent with the median range of the salaries of equivalent officers in similar biopharmaceutical companies. In addition, the Committee considered the following factors in setting the base salaries for executive officers during 2005: our sales of FUZEON, achievement of cost and earnings objectives, our progress in the development of next generation fusion inhibitors, and contributions in any area of special expertise by a particular executive.

Performance Incentive Awards.    Performance incentive awards are granted by the Committee based upon its evaluation of the performance of each executive officer and the achievement of our goals during the year. Payment of bonuses occurs as soon as practical in the following calendar year. In February 2005, bonuses totaling $382,000 were awarded to the Named Executive Officers for achievements in 2004, which included increases in FUZEON sales and progress in the development of a third generation clinical candidate.

Long-term Incentive Compensation.    Long-term incentive compensation in the form of stock-based awards is expected to be the largest element of total compensation over time in order to conserve our cash resources, to align the long-term interests of each officer with the interests of our stockholders and to provide long-term incentives for the individual officer to remain with us. Grants are generally made to most employees on their date of hire based on salary level and position. Under our stock option plan, stock option grants made in connection with commencement of employment are priced at the fair market value on the date of grant, generally become exercisable over a period of four years and have a term of up to ten years. All employees, including executive officers, are eligible for subsequent discretionary grants, which are generally based on corporate and/or individual performance. During the period covering

2000-2004, the number of options to be granted was determined each June. The options were granted in June, October, January and April at the fair market value of our common stock on the date of each grant. In order to receive the quarterly grant, the individual employee was required to be employed on the date of grant. Prior to 2000, discretionary grants were awarded on an annual basis at the fair market value on the date of grant and became exercisable over a period of four years. The size of the stock option grant to each officer is based on the officer’s current position and expected future contributions to our business. Awards of stock options are designed to have an expected aggregate exercise value over time equal to a multiple of salary, which are expected to create a significant value opportunity based upon stock ownership. Restricted stock grants include a restriction that lapses after three years of service with the Company and are subject to the provisions of the Amended and Restated Stock Incentive Plan.

Benefits.    Benefits offered to our executive officers are substantially the same as those offered to all our regular employees and generally include medical insurance, dental insurance, 401(k) plan, employee stock purchase plan, disability insurance, life insurance and flexible spending account.

CEO COMPENSATION

Mr. Skolsky’s compensation in 2004, including base salary, bonus award and stock-based incentive grants was determined within the same general framework established for all executive officers of the Company. However, in light of the fact that 2004 was the first year of Mr. Skolsky’s employment, the Committee also considered the requirements of attracting a top-level executive to the Company.

Mr. Skolsky’s 2004 base salary of $450,000 was arrived at using various surveys regarding executive compensation at similar biopharmaceutical companies. Prior to the Committee establishing Mr. Skolsky’s bases salary for 2004, the Committee conducted an extensive study of compensation for officers with similar responsibilities in similar biopharmaceutical companies.

Mr. Skolsky’s target bonus is set by contract to range from 25% -75% of his base salary based on financial and other criteria set by the board in consultation with Mr. Skolsky. Mr. Skolsky’s bonus award was $70,000 for 2004, which was pro rated for his partial year of service. The Committee based the bonus on objectives relating to FUZEON sales and other personal objectives.

In September 2004, we entered into an employment agreement with Mr. Skolsky, to serve as our Chief Executive Officer and a member of our Board of Directors. The employment agreement has an initial term of two years and thereafter will automatically be extended for two year periods unless notice of non-renewal is given by either party no later than 90 days prior to the end of the expiration of each term. Under the agreement, Mr. Skolsky will receive an annual salary of $450,000, as well as other compensation, including bonus opportunities based upon the achievement of financial and other performance criteria. In addition, under the agreement, Mr. Skolsky received a grant of an option to purchase 350,000 shares of the Company’s common stock and a grant of 50,000 shares of restricted stock. Both the option grant and the restricted stock grant are subject to the terms of the Company’s Amended and Restated Stock Incentive Plan. For a detailed discussion of Mr. Skolsky’s employment agreement, please refer to the section entitled “Employment Agreements” on page 11 of this Amendment No. 1.

The Committee expects that stock options will represent the largest element of Mr. Skolsky’s compensation and will provide a direct link between Mr. Skolsky’s compensation and the Company’s performance overall. The Committee believes that Mr. Skolsky’s inducement package was appropriate to attract an executive of Mr. Skolsky’s background and experience and are comparable to the compensation offered to chief executive officers in similar biopharmaceutical companies. In addition, it is the Committee’s judgment that Mr. Skolsky’s commercial experience and management leadership skills are extremely important to the Company, and it is therefore essential to provide Mr. Skolsky with a significant unvested stock ownership position.

Compensation Committee of the Board of Directors

E. Gary Cook, Ph.D., Chairman

Felix J. Baker, Ph.D.

Jeffrey M. Lipton

Charles A. Sanders, M.D.

Kevin C. Tang

Stock Performance Graph

The following table compares the yearly percentage change in the cumulative total stockholder return on Trimeris common stock during the five fiscal years ended December 31, 2004 with cumulative total return on the Nasdaq stock market and the Nasdaq Pharmaceuticals index. The comparison assumes $100 was invested on December 31, 1999 in Trimeris common stock and in each of such indices and assumes reinvestment of any dividends.

CUMULATIVE TOTAL RETURN

	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
TRIMERIS, INC.	$100	$232	$190	$183	$89	$60

NASDAQ STOCK MARKET-US	$100	$60	$48	$33	$49	$54

NASDAQ PHARMACEUTICALS	$100	$125	$106	$69	$101	$107

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph are not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 26, 2005, for each person or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and executive officers, individually and as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, or SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options to purchase shares of common stock that are exercisable within 60 days of April 26, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 21,949,847 shares of common stock outstanding as of April 26, 2005.

Unless otherwise indicated in the footnotes, the address for each listed stockholder is: c/o Trimeris, Inc., 3500 Paramount Parkway, Morrisville, North Carolina 27560.

Beneficial Owner	Number of Options Beneficially Owned(#)	Number of Shares Beneficially Owned(#)	Total Number of Options and Shares Beneficially Owned(#)	Percentage of Total Number of Shares and Options Owned
Felix J. Baker and Julian C. Baker (1)	34,582	3,642,369	3,676,951	16.8%
Mazama Capital Management, Inc. (2)		2,988,135	2,988,135	13.6%
T. Rowe Price Associates, Inc. (3)		2,837,420	2,837,420	12.9%
Franklin Advisors, Inc. (4)		2,530,616	2,530,616	11.5%
Andrew H. Tisch, Daniel R. Tisch, James S. Tisch and Thomas J. Tisch (5)		2,158,848	2,158,848	9.8%
Barclays Global Investors (6)		1,298,157	1,298,157	5.9%
Steven D. Skolsky (7)	65,625	50,635	116,260	* %
Dani P. Bolognesi (8)	575,825	90,331	666,156	3.0%
Robert R. Bonczek (9)	325,893	43,234	369,127	1.7%
Barney Koszalka (10)	22,698	12,930	35,628	* %
Andrew L. Graham (11)	937	381	937	* %
Jeffrey M. Lipton (12)	110,000	175,822	285,822	1.3%
E. Gary Cook (13)	70,000	3,500	73,500	* %
J. Richard Crout (14)	56,667	6,870	63,537	* %
Charles A. Sanders	88,383	7,804	96,187	* %
Kevin C. Tang (15)	53,750	185,500	239,250	1.1%
All executive officers and directors as a group (twelve persons) (16)	1,404,360	4,219,376	5,623,736	25.6%

*	Less than 1%.
(1)	Based on a information provided by Felix J. Baker and Julian C. Baker each reported shared voting power and shared dispositive power over the shares listed. Julian C. Baker is the beneficial owner of 16,666 options and Felix J. Baker is the beneficial owner of 17,916 options. The address of Felix J. Baker and Julian C. Baker is: 667 Madison Avenue, New York, New York 10021.
(2)	Based on Schedule 13G/A filed with the SEC on February 14, 2005, Mazama Capital Management, Inc. held sole voting power as to 1,585,750 shares and sole dispositive power as to 2,988,135 shares. The address for Mazama Capital Management, Inc. is: One S.W. Columbia, Suite 1500, Portland, Oregon 97258.
(3)	Based on Schedule 13G/A filed with the SEC on February 14, 2005, T. Rowe Price Associates, Inc. held sole voting power as to 820,020 shares and sole dispositive power as to 2,837,420 shares. T. Rowe Price Associates, Inc.’s address is 100 East Pratt Street, Baltimore, Maryland 21202.

(4)	Based on Schedule 13G filed with the SEC on February 13, 2005, Franklin Advisors, Inc. held sole voting power as to 2,530,616 shares and sole dispositive power as to 2,530,616 shares. Franklin Advisors, Inc.’s address is One Franklin Parkway, San Mateo, CA 94403.
(5)	Based on a Schedule 13G filed with the SEC on April 28, 2004. Each person reported shared voting power and shared dispositive power over certain of the shares listed. Because of certain family relationships among the reporting persons, they filed the Schedule 13G jointly, but each reporting person disclaimed beneficial ownership of shares owned by any other reporting person. The address of Andrew H. Tisch, James S. Tisch and Thomas J. Tisch is 667 Madison Avenue, New York, New York 10021. The address of Daniel R. Tisch is: 500 Park Avenue, New York, New York 10022.
(6)	Based on Schedule 13G filed with the SEC on February 14, 2005, Barclays Global Investors, N.A., Inc. held sole voting power as to 1,180,416 shares and sole dispositive power as to 1,298,157 shares. The address for Barclays Global Investors, N.A. is: 45 Fremont Street, San Francisco, CA 94105.
(7)	Includes 50,000 restricted stock shares that were granted pursuant to the Amended and Restated Stock Incentive Plan, in connection with his initial employment agreement. These shares vest 100% in September 2008. Also includes 635 shares held in Mr. Skolsky’s 401(k) plan account. Mr. Skolsky is not currently vested in any of these 401(k) plan shares. Mr. Skolsky holds voting power as to his restricted stock and his 401(k) shares.
(8)	Includes 31,300 restricted stock shares that were granted pursuant to the Amended and Restated Stock Incentive Plan. These restricted stock shares vest 100% in June 2007. Also includes 2,559 shares held in Dr. Bolognesi’s 401(k) plan account. Dr. Bolognesi is currently vested in 100% of these 401(k) plan shares. Dr. Bolognesi holds voting power as to his restricted stock and his 401(k) shares. Includes further, the following shares as to which Dr. Bolognesi disclaims beneficial ownership: 9,000 shares of common stock owned by Sarah Bolognesi, Dr. Bolognesi’s wife, and 7,153 shares that Mrs. Bolognesi may acquire pursuant to certain stock options exercisable within 60 days after April 26, 2003.
(9)	Includes 15,700 restricted stock shares granted pursuant to the Amended and Restated Stock Incentive Plan. These restricted stock shares vest 100% in June 2007. Also includes 2,180 shares held in Mr. Bonczek’s 401(k) plan account. Mr. Bonczek is currently vested in 100% of these 401(k) plan shares. Mr. Bonczek holds voting power as to his restricted stock and his 401(k) shares.
(10)	Includes 11,000 restricted stock shares granted pursuant to the Amended and Restated Stock Incentive Plan. These restricted stock shares vest 100% in June 2007. Includes further, 1,930 shares held in Dr. Koszalka’s 401(k) plan account. Dr. Koszalka is currently vested in 75% of these 401(k) plan shares. Dr. Koszalka holds voting power as to his restricted shock and his 401(k) shares.
(11)	Includes 381 shares held in Mr. Graham’s 401(k) plan account. Mr. Graham is not currently vested in any of these 401(k) plan shares.
(12)	Includes the following shares as to which Mr. Lipton disclaims beneficial ownership: 8,540 shares beneficially owned by Shelley Lipton, Mr. Lipton’s wife and 3,300 shares held by his sons and grandchildren.
(13)	Includes the following shares as to which Dr. Cook disclaims beneficial ownership: 1,500 shares beneficially owned by Brenda B. Cook, Dr. Cook’s wife.
(14)	Includes the following shares as to which Dr. Crout disclaims beneficial ownership: 1,500 shares beneficially owned by the Keith R. Crout Irrevocable Trust, for which Keith R. Crout, Dr. Crout’s son who shares Dr. Crout’s house, is the sole beneficiary and Linda C. Spevacek, Dr. Crout’s daughter, is the sole trustee; 470 shares beneficially owned by Keith R. Crout, Dr. Crout’s son who shares Dr. Crout’s house; and 900 shares beneficially owned by Carol K. Crout, Dr. Crout’s wife.
(15)	Includes 22,500 shares that Mr. Tang contributed to the Tang Family Trust u/t/d August 27, 2002, of which Mr. Tang is co-trustee. Includes 163,000 shares owned by Tang Capital Partners, LP of which Tang Capital Management, LLC is the general partner. Mr. Tang disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Tang is the sole managing member of Tang Capital Management, LLC.
(16)	See notes (1) and (7)—(15).

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2004, regarding shares authorized for issuance under our equity compensation plans.

The equity compensation plans approved by our stockholders are the Amended and Restated Stock Incentive Plan and our 1997 Trimeris, Inc. Employee Stock Purchase Plan. As of December 31, 2004, we did not have any equity compensation plans that were not approved by our stockholders.

Equity Compensation Plan Information as of December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(#)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(#) (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,473,000	(1)	$27.09	652,000	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,473,000		$27.09	652,000

(1)	This amount includes the following awards granted pursuant to the Amended and Restated Stock Incentive Plan:

•	3,244,000 shares issuable upon the exercise of outstanding stock options.

•	229,000 restricted stock shares. Since these restricted stock awards are freely transferable upon vesting and have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

(2)	Includes 556,000 options remaining available for grant under the Amended and Restated Stock Incentive Plan, and 96,000 shares issuable under the Trimeris, Inc. 1997 Employee Stock Purchase Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2004, the Board of Directors voted to expand the Board and to appoint Felix J. Baker and Julian C. Baker as new directors. In connection with their appointment to the Board, the Company granted the Bakers certain registration rights related to the resale of Trimeris common stock.

During 2004, there were no other transactions between the Company and any officer, director or principal stockholder except those related to employment and executive compensation.

For information regarding compensation and employment agreements with our directors and executive officers, see Item 11, “Executive Compensation.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to Trimeris by KPMG LLP for services rendered related to 2004 are set forth in the following table:

Type of Service	Amount of Fee
Audit Fees
Audit fees for the 2004 financial statements (including quarterly reviews)	$177,510
Attestation report of effectiveness of internal control over financial reporting and management’s assessment	202,940
Audit related fees (miscellaneous consultation)	12,055
Comfort Letters and registration statements	—
Audit related fees
Audit of 401(k) plan	22,000

Total audit and audit related fees	$414,505

Tax fees
Tax compliance	11,785
Tax consulting (relating to compensation and benefits issues)	—

Total tax service fees	$11,785

All other fees	—

Total fees	$426,290

The aggregate fees billed to Trimeris by KPMG LLP for services rendered related to 2003 are set forth in the following table:

Type of Service	Amount of Fee
Audit fees
Audit fees for the 2003 financial statements (including quarterly reviews)	$139,000
Attestation report of effectiveness of internal control over financial reporting and management’s assessment	—
Audit related fees (miscellaneous consultation)	—
Comfort Letters and registration statements	4,960
Audit related fees
Audit of 401(k) plan	—

Total audit and audit related fees	$143,960

Tax fees
Tax compliance	8,375
Tax consulting (relating to compensation and benefits issues)	1,950

Total tax service fees	10,325

All other fees	—

Total fees	$154,285

Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent registered public accounting firm. During the year, circumstances may arise when it becomes necessary to engage the independent auditor for additional services that are not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee has delegated to the chair of the Audit Committee the authority to pre-approve audit related and non-audit services not prohibited by law to be performed by the Company’s independent registered public accounting firm and associated fees up to a maximum for any one audit-related or non-audit service of $5,000 per service in a calendar year. The chairman is required to report, for informational purposes only, any pre-approval decisions that have been made to the Audit Committee at its next scheduled meeting. The Audit Committee is prohibited from delegating to management its responsibilities to pre-approve services performed by the independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMERIS, INC.

May 2, 2005	By:	/s/ Steven D. Skolsky
Steven D. Skolsky
Chief Executive Officer

EXHIBIT INDEX

3.1 *	Amended and Restated Bylaws of the Registrant.

3.2(d)	Fourth Amended and Restated Certificate of Incorporation of the Registrant

4.1 *	Specimen certificate for shares of Common Stock.

4.2 *	Description of Capital Stock (contained in the Fourth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1 *	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2	Trimeris, Inc. Amended and Restated Stock Incentive Plan. †

10.3 *	Trimeris, Inc. Employee Stock Purchase Plan.

10.4 *	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.5 *	Form of Indemnification Agreements.

10.6 *	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.7(j)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan. †

10.8(j)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan.

10.9(a)	Chief Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated April 21, 1999.

10.10	Executive Employment Agreement between Trimeris, Inc. and George W. Koszalka dated June 21, 2004.

10.11(m)	Executive Employment Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 8, 2004. †

10.12	Incentive Stock Option Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.13	Restricted Stock Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.14	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.15	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.16(b)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.17(b)	Lease between Trimeris, Inc. and University Place Associates dated April 14, 1999.

10.18(m)	Sublease Agreement between Trimeris, Inc. and PPD Development, LP dated June 30, 2004.

10.19(m)	Lease Agreement and Amendments between PPD Development, LP (formerly PPD Pharmaco, Inc.) and Weeks Realty, LP relating to Sublease Agreement filed as Exhibit 10.17 hereto.

10.20 +	Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000. †

10.21(c)	Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000. †

10.22(m)	Settlement Agreement and Release between Trimeris, Inc. and M. Nixon Ellis dated July 1, 2004. †

10.23(e)	Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche, Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.24(f)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.25(i)	Sublease Agreement dated as of December 14, 2001 between Trimeris, Inc. and Triangle Pharmaceuticals, Inc.

10.26(i)	Second Amendment dated as of January 21, 2002 between University Place Properties, LLC and Trimeris, Inc.

10.27(g)	Form of Equity Option Confirmation for Call Transaction.

10.28(o)	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. And Hoffmann-La Roche Inc. dated November 13, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.)

10.29(h)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.30(m)	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004.

10.31(p)	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.)

10.32(k)	Third Amendment of Lease between University Place Properties, LLC and Trimeris, Inc. dated May 28, 2003.

10.33(l)	Agreement of Sublease by and between Gilead Sciences, Inc. and Trimeris, Inc.

10.34 +	Description of compensation arrangement for Andrew L. Graham. †

10.35 +	Description of non-management director compensation arrangements. †

23 +	Consent of KPMG LLP.

31.1 +	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer

31.2 +	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

31.3 **	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer

31.4 **	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1 +	Section 1350 Certification by Steven D. Skolsky as Chief Executive Officer.

32.2 +	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
**	Filed herewith.
+	Previously filed.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(c)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(d)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(e)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(f)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed on May 11, 2001.
(g)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(h)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.
(i)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 25, 2002.
(j)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.

(k)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
(l)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 12, 2004.
(m)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(n)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 10, 2004.
(o)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on October 15, 2004.
(p)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, filed with the Commission on October 15, 2004.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.