Form 10-Q
period 2005-03-31
TRIMERIS INC
filed 2005-05-10
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2005 was 21,949,847.

TRIMERIS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,424	$28,101
Investment securities-available-for-sale	16,956	20,301
Recoverable franchise taxes	—	144
Accounts receivable - Roche	—	5,878
Other receivables	2	—
Prepaid expenses	1,278	1,630

Total current assets	49,660	56,054

Property, furniture and equipment, net	2,179	2,408

Other assets:
Patent costs, net	1,912	1,829
Advanced payment - Roche	4,917	4,498
Deposits and other assets	784	31

Total other assets	7,613	6,358

Total assets	$59,452	$64,820

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$645	$1,424
Accounts payable – Roche	275	—
Accrued compensation	2,117	2,981
Deferred revenue – Roche	1,722	2,185
Accrued expenses	1,190	260

Total current liabilities	5,949	6,850

Deferred revenue - Roche	11,768	11,736
Accrued marketing costs	15,944	15,761
Other liabilities	325	127

Total liabilities	33,986	34,474

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at March 31, 2005 (unaudited) and December 31, 2004	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 21,949 and 21,917 shares issued and outstanding at March 31, 2005 (unaudited) and December 31, 2004	22	22
Additional paid-in capital	403,657	403,307
Accumulated deficit	(375,886)	(370,364)
Deferred compensation	(2,324)	(2,613)
Accumulated other comprehensive loss	(3)	(6)

Total stockholders’ equity	25,466	30,346

Total liabilities and stockholders’ equity	$59,452	$64,820

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Milestone revenue	$431	$526
Royalty revenue	1,761	801
Collaboration loss	(36)	(2,546)

Total revenue and collaboration loss	2,156	(1,219)

Operating expenses:

Research and development:
Non-cash compensation	109	(51)
Other research and development expense	5,347	6,300

Total research and development expense	5,456	6,249

General and administrative:
Non-cash compensation	111	—
Other general and administrative expense	2,200	2,666

Total general and administrative expense	2,311	2,666

Total operating expenses	7,767	8,915

Operating loss	(5,611)	(10,134)

Other income (expense):
Interest income	272	261
Interest expense	(183)	(3)

Total other income (expense)	89	258

Net loss	$(5,522)	$(9,876)

Basic and diluted net loss per share	$(0.25)	$(0.46)

Weighted average shares used in per share computations	21,710	21,582

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,522)	$(9,876)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property, furniture and equipment	273	350
Other amortization	12	14
Amortization of deferred revenue – Roche	(431)	(526)
Non-cash compensation	220	(51)
Decrease (increase) in assets:
Recoverable franchise taxes	144	—
Accounts receivable - Roche	5,878	—
Other receivables	(2)	1
Prepaid expenses	352	432
Patent costs expensed	34	—
Advanced payment - Roche	(419)	—
Deposits and other assets	(753)	8
Increase (decrease) in liabilities:
Accounts payable	(779)	31
Accounts payable – Roche	275	(3,504)
Accrued compensation	(864)	(22)
Accrued expenses	930	(47)
Accrued marketing costs	183	—
Other liabilities	198	—

Net cash used by operating activities	(271)	(13,190)

Cash flows from investing activities:
Purchases of investment securities - available-for-sale	(3,722)	(29,090)
Maturities of investment securities - available-for-sale	7,070	34,517
Purchases of property and equipment	(44)	(153)
Patent costs	(129)	(79)

Net cash provided by investing activities	3,175	5,195

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(113)
Proceeds from exercise of stock options	419	175

Net cash provided by financing activities	419	62

Net increase (decrease) in cash and cash equivalents	3,323	(7,933)
Cash and cash equivalents, beginning of period	28,101	45,285

Cash and cash equivalents, end of period	$31,424	$37,352

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

The Company has a worldwide agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20, marketed as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a replacement compound. Fuzeon is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, and receives a royalty based on net sales of Fuzeon outside the United States and Canada.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results, which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2004 financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005.

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

The Company has a collaboration agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the three months ended March 31, 2005 and 2004. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration. All of the accounts receivable at December 31, 2004, are comprised of receivables from Roche.

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net loss or stockholders’ equity as previously reported. The Company reclassified $28.2 million of auction rate securities from cash and cash equivalents to investment securities-available-for-sale, as of March 31, 2004. Accordingly, the Company reflected additional purchases of investment securities – available-for-sale and additional maturities for the three months ended March 31, 2004.

2. BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, restricted stock grants and stock warrants, would have an anti-dilutive effect. At March 31, 2005, there were 3,271,000 options to purchase common stock, 175,000 restricted stock grants, which become fully vested in 2007, 50,000 restricted stock grants, which become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding. At March 31, 2004, there were 2,764,000 options to purchase common stock outstanding and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

No interest expense was paid during the three months ended March 31, 2005. Interest of approximately $3,000 was paid during the three months ended March 31, 2004.

For the three months ended March 31, 2005, approximately $183,000 was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the amendment to the collaboration agreement dated July 12, 2004.

No capital leases were incurred for the three months ended March 31, 2005 or 2004.

Net unrealized gains on investments securities-available-for-sale totaled $3,000 during the three months ended March 31, 2005 and net unrealized losses on short-term investments totaled $2,000 during the three month period ended March 31, 2004. Unrealized gains/losses are reported on the balance sheet as accumulated other comprehensive gain / (loss).

4. STOCKHOLDERS’ EQUITY

Changes in Additional Paid-In Capital

In June 2004, a grant of 191,500 shares of restricted stock was made to substantially all employees. A $2.7 million charge, equal to the market value of these shares on the grant date, was made to deferred compensation and credited to additional paid-in capital. This deferred compensation will be charged to expense ratably over the three-year vesting period of the restricted stock. In September 2004, a grant of 50,000 shares of restricted stock was made to the newly appointed Chief Executive Officer. A $575,000 charge, equal to the market value of these shares on the grant date, was made to deferred compensation and credited to additional paid-in capital. This deferred compensation will be charged to expense ratably over the four-year vesting period of the restricted stock. Amortization expense, related to these restricted stock grants, in the amount of $232,000 was charged to non-cash compensation expense for the three months ended March 31, 2005.

A change in additional paid-in capital during the three months ended March 31, 2005 was $12,000 related to expense reversal of non-cash compensation charges. A change in additional paid-in capital during the three months ended March 31, 2004 was $51,000 related to expense reversal of non-cash compensation charges. This decrease in the expense resulted primarily due to the decrease in the market price of our stock from December 31, 2004 to March 31, 2005 and from December 31, 2003 to March 31, 2004, respectively.

5. ROCHE COLLABORATION

In July 1999, the Company entered into a worldwide agreement with F. Hoffman-La Roche Ltd., or Roche, to develop and commercialize T-20, currently marketed as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a replacement compound. Research, or the discovery of compounds is generally distinct from the advanced testing of these compounds, a process referred to herein as development. Development expenses typically include certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. In the Company’s collaboration with Roche, the discovery of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. The research agreement itself does not require that a specific amount be spent on any annual research plan. Either party has the option to supplement the budgeted research plan at their own expense. At present the Company is still in discussions with Roche to finalize the specific activities to be carried out under the research plan and the associated budget for 2005, together with the relative obligations of the parties with respect to expenses incurred in 2005 under the research plan. While the Company’s development agreement with Roche covers the commercialization of Fuzeon, T-1249 or a replacement product, to date only Fuzeon is commercially available. At present, the Company and Roche contribute towards the selling and marketing of Fuzeon in the United States and Canada, with each party bearing certain costs according to terms of our agreement. Gross profits from the sale of Fuzeon are shared equally. Outside of these two countries, Roche will fund all development and commercialization costs for Fuzeon and pay the Company royalties on net sales of Fuzeon products.

Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999, and a milestone payment of $2 million in 2000. The Company recorded an $8 million milestone in March 2003, a $5 million milestone in May 2003, a $2.5 million milestone in June 2003 and a $750,000 milestone in June 2004. The June 2004 milestone has been recorded as the parties have agreed that certain performance has been met and that payment is appropriate. We have recorded this amount as of March 31, 2005 in anticipation that we will reach a final agreement with terms substantially the same as those we have agreed to in principle. Roche will provide up to an additional $33 million in cash upon achievement of developmental, regulatory and commercial milestones. This agreement with Roche grants them an exclusive, worldwide license for Fuzeon and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including but not limited to pricing, sales force activities, and promotional activities.

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

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $10 million. In addition to the $10 million included in collaboration loss, during 2004 the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of these expenses in excess of approximately $10 million, based on the expected timing and terms of payment under the agreement. For the three months ended March 31, 2005, Trimeris has recorded its anticipated share of selling and marketing expenses in accordance with terms and conditions of an agreement that we expect to execute with Roche.

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of March 31, 2005. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The Company deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years. In 2001, the Company executed a research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will equally fund worldwide research, development and commercialization costs, as well as share equally in gross profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999. The joint research obligations under the agreement are renewable thereafter on an annual basis. The term of this agreement was extended to December 2005 during 2003. Research, or the discovery of compounds is generally distinct from the advanced testing of these compounds, a process referred to herein as development. Development expenses typically include certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. In the Company’s collaboration with Roche, the discovery of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. The research agreement itself does not require that a specific amount be spent on any annual research plan. Either party has the option to supplement the budgeted research plan at their own expense. At present the Company is still in discussions with Roche to finalize the specific activities to be carried out under the research plan and the associated budget for 2005, together with the relative obligations of the parties with respect to expenses incurred in 2005 under the research plan.

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration loss in the Statements of Operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of Fuzeon in the United States and Canada were $23.3 million and $16.0 million during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005 and 2004, sales, marketing and other expenses exceeded the gross profit from the sale of Fuzeon resulting in the Company’s share of operating loss from the sale of Fuzeon in the United States of $36,000 and $2.5 million, respectively. Roche previously had an exclusive distribution arrangement with Bioscrip, Inc. (“Bioscrip”) formerly known as Chronimed, Inc. to distribute Fuzeon in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales had been recognized when title and risk of loss had passed to Bioscrip, which was when Bioscrip allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The Company’s share of the collaboration loss for the three months ended March 31, 2005 includes approximately $510,000 in adjustments for the carrying value of impaired equipment charged by Roche at the Boulder manufacturing facility.

Under the collaboration agreement with Roche, the Company contributes towards a share of the capital invested in Roche’s manufacturing facility through the depreciation charged to cost of goods sold as the products are sold. Through a series of negotiations, the Company has reached an understanding in principle with Roche whereby the Company will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company is in the process of formalizing these terms in a written agreement. Trimeris’ anticipated share of this capital investment is approximately $14 million. As a result, we accrued an initial payment of $4 million at June 2004 and expect to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche.” This asset will be amortized based on the units of Fuzeon sold during the collaboration period, in order to properly allocate the capital investment to cost of goods sold in future periods. Assuming all payments are made and sales of Fuzeon continue, the Company estimates that this asset has a remaining useful life of approximately 11 years. In addition, other peptide drug candidates discovered under our collaboration with Roche, including T-1249, can be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

6. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($5,519,000) for the three months ended March 31, 2005, and ($9,878,000) for the three months ended March 31, 2004. For the Company, other comprehensive income (loss) for the three months ended March 31, 2005 consists of our net loss of $5.52 million and unrealized gains on investment securities available-for-sale of $3,000.

7. STOCK BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

	2005	2004
Net loss:
As reported	$(5,522)	$(9,876)
Compensation cost recorded under APB Opinion No. 25	232	—
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(1,790)	(3,865)

Pro forma	$(7,080)	$(13,741)

Basic and diluted loss per share:
As reported	$(0.25)	$(0.46)
Pro forma	$(0.33)	$(0.64)

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for each year, 2005 and 2004:

Estimated dividend yield	0.00%
Expected stock price volatility	50.0%
Risk-free interest rate	3.50%
Expected life of options	5 years
Expected life of employee stock purchase plan options	2 years

In December 2004, SFAS No. 123 (revised), “Share-Based Payment,” was issued. SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. This statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised) was initially effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC announced an amendment to the compliance date from the next reporting period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company is assessing the impact of this statement on its financial statements.

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

The components of net periodic post-retirement benefits cost of the Plan for the three months ended March 31, consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Service cost	$18	$11
Interest cost	4	3
Recognized net actuarial gain (loss)	(4)	—
Amortization of prior service costs	6	1

Total	$24	$15

The accumulated post-retirement benefit obligation, or APBO, was determined using a discount rate of 6.00% and 6.25% at December 31, 2004 and 2003, respectively. A 1% change in the assumed medical care cost trend rate increases the accumulated post-retirement benefit obligation by approximately $160,000 and would increase the service and interest cost components by approximately $56,000. A 1% decrease in the trend factors would decrease the projected APBO by approximately $120,000 and would decrease the service and interest cost components by approximately $42,000.

The expected future benefit payments under the plan (in thousands) are as follows:

Amount
Year(s) ending December 31:
2005	$—
2006	—
2007	—
2008	1
2009	3
2010 to 2014	84

Total	$88

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

As of March 31, 2005, the Company had commitments of approximately $1.2 million to purchase product candidate materials and fund various clinical studies over the next twenty-four months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement with Roche. Under the collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada. We also expect to have capital expenditures of approximately $700,000 during 2005 that will not be shared with Roche. We may finance these expenditures with capital or operating leases, debt or working capital.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease calls for the payment of a security deposit of $754,000, accrued for at March 31, 2005.

The minimum payments under this lease are as follows (in thousands):

Year ending December 31:
2005 remaining	$630
2006	1,508
2007	1,508
2008	1,538
2009	1,569
Thereafter	8,473

$15,226

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005. These factors include, but are not limited to:

•	that if Fuzeon does not maintain or increase its market acceptance, our business will be materially harmed;

•	that Roche has significant inventory of both finished product and raw materials on hand, if Fuzeon sales do not increase we could face the risk of significant write-offs;

•	that we have sustained losses since our inception, and expect our losses to continue;

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates;

•	that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our current and future drug candidates or expend significant resources to develop these capabilities;

•	that if sufficient amounts of Fuzeon and or any other drugs we attempt to bring to market cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•	that we do not control the manufacturing and production schedule at Roche’s Boulder facility where Fuzeon is manufactured and that we cannot ensure that significant costs associated with scheduling decisions will not be incurred;

•	that we are currently in the process of finalizing an amendment to our collaboration agreement with Roche that addresses several significant payments we have made and will make in the future and we cannot guarantee that these negotiations will lead to a final agreement;

•	that if Roche does not re-new or materially modifies our current research agreement to discover, develop and commercialize novel fusion inhibitors, we may not be able to proceed with the development of our most promising candidates;

•	that we may not be able to effectively develop our drug pipeline;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;

•	that we may not receive all necessary regulatory approvals for future drug candidates or approvals may be delayed;

•	that HIV is likely to develop resistance to Fuzeon and our future drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•	that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•	that we are dependent on the successful outcome of clinical trials for our drug candidates;

•	that obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to achieve profitability;

•	that failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete;

•	that if we cannot maintain commercial manufacturing agreements with Roche or third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that if Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates;

•	that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•	that we depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation;

•	that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage;

•	that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock;

•	that if we are unable to meet or maintain the standards for maintaining internals controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, our stock price could be materially harmed;

•	that we rely on our collaborative partner Roche to timely deliver important financial information relating to Fuzeon sales and expenses. In the event that this information is inaccurate, incomplete or not timely we will not be able to meet our financial reporting obligations as required by the SEC;

•	that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer; and

•	that our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

Many of these factors are beyond our control and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Form 10-Q. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials. Please read the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005. We undertake no obligation to release publicly the results of any revisions to the statements contained in this Form 10-Q to reflect events or circumstances that occur subsequent to the date hereof.

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

In order to enhance our performance, management is addressing several critical success factors. These critical success factors are broken down into short-term and mid- to long-term.

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

Focusing our research and development efforts: We, together with our partner Roche, are currently researching several promising HIV gp41 peptide inhibitors, with the hope of selecting one of these peptides for advanced pre-clinical studies. We have identified a lead candidate and back-up candidate that will proceed to advanced formulation studies and preliminary toxicology studies. The results of these studies will determine how rapidly we move towards naming a clinical candidate.

Managing our resources and liquidity: We ended the first quarter with $48.4 million in cash, cash equivalents and investment securities—available-for-sale. Under the current operating environment, excluding any extraordinary items, based on current sales levels of Fuzeon, we believe that this will be sufficient to support our operations through 2006. We will continue to evaluate opportunities to increase our liquidity. We will also continue to look for opportunities to increase our operational effectiveness.

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

Overview of Roche Relationship

In July 1999, the Company entered into a worldwide agreement with F. Hoffman-La Roche Ltd., or Roche, to develop and commercialize T-20, currently marketed as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a replacement compound. Research, or the discovery of compounds is generally distinct from the advanced testing of these compounds, a process referred to herein as development. Development expenses typically include certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. In the Company’s collaboration with Roche, the discovery of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. The research agreement itself does not require that a specific amount be spent on any annual research plan. Either party has the option to supplement the budgeted research plan at their own expense. At present the Company is still in discussions with Roche to finalize the specific activities to be carried out under the research plan and the associated budget for 2005, together with the relative obligations of the parties with respect to expenses incurred in 2005 under the research plan. While the Company’s development agreement with Roche covers the commercialization of Fuzeon, T-1249 or a replacement product, to date only Fuzeon is commercially available. At present, the Company and Roche contribute towards the selling and marketing of Fuzeon in the United States and Canada, with each party bearing certain costs according to terms of our agreement. Gross profits from the sale of Fuzeon are shared equally. Outside of these two countries, Roche will fund all development and commercialization costs for Fuzeon and pay the Company royalties on net sales of Fuzeon products.

Development costs for these compounds are incurred by both Roche and Trimeris. Quarterly, we reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug Application, or IND, for Fuzeon and is responsible for all regulatory issues and communications with the Food and Drug Administration or FDA.

Fuzeon was approved for commercialization in the United States in March 2003 and sales began in March 2003. It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of Fuzeon. Roche is manufacturing bulk quantities of Fuzeon drug substance in its Boulder, Colorado facility. One of Roche’s manufacturing facilities and another third party are producing the finished drug product from such bulk drug substance. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling Fuzeon. Under our collaboration agreement we do not have the ability or rights to co-market this drug or field our own Fuzeon sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. We are not a party to any of the material contracts in these areas. Roche provides us with information on manufacturing, sales and distribution of Fuzeon. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. We review these items for accuracy and reasonableness. We receive 50% of the product gross profits for the United States and Canada.

We receive royalties on sales of Fuzeon in countries outside of the United States and Canada. Roche is responsible for all activities related to Fuzeon outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. We receive a quarterly royalty report from Roche that summarizes these sales and the royalty amounts due to Trimeris.

Currently, our only significant source of revenue is from the sale of Fuzeon. Selling, marketing and other charges in the United States and Canada exceeded the gross profit from the sale of Fuzeon in these countries during the quarters ended March 31, 2005 and 2004, resulting in negative cash flow from the sale of Fuzeon in these countries. During the quarter ended March 31, 2005, our royalties received from the sale of Fuzeon outside these countries exceeded our share of this negative cash flow. As a result, when combining the collaboration loss and royalty revenue, as set forth in the statement of operations, we had positive cash flow pursuant to the collaboration agreement during the quarter ended March 31, 2005. During the quarter ended March 31, 2004, our share of this negative cash flow exceeded royalties received from the sale of Fuzeon outside these countries. As a result, we had negative cash flow from the collaboration agreement during the quarter ended March 31, 2004.

We are in the process of finalizing an amendment to our collaboration agreement with Roche. This amendment will clarify certain responsibilities of the parties under the collaboration agreement related to manufacturing. To date, we have reached an agreement in principle regarding certain key terms of this amendment. With respect to the understanding we have with Roche pertaining to amounts owed for capital contributions and manufacturing milestones, we have recorded these amounts as of March 31, 2005 on the assumption that we will execute an agreement with terms substantially the same as those we have agreed to in principle.

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $10 million, even though Roche has spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $10 million. In addition to the $10 million included in collaboration loss, during 2004 the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of these expenses in excess of approximately $10 million, based on the expected timing and terms of payment under the agreement. At present, Trimeris and Roche have not yet agreed what limit, if any, will be placed on Trimeris’ contribution to Fuzeon selling and marketing expenses for 2005 and beyond.

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

We have lost money since inception and, as of March 31, 2005, had an accumulated deficit of approximately $375.9 million. We may never generate significant revenue from product sales or royalties.

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

Research and Development

The following discussion highlights certain aspects of our on-going and planned research and development programs and commercialization efforts. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

Fuzeon®, enfuvirtide (formerly known as T-20)

Fuzeon is our first-generation HIV fusion inhibitor, a new class of anti-HIV drugs. The FDA has approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy. Anti-HIV drugs are referred to as antiretroviral agents. The standard approach to treating HIV infection has been to lower viral loads by using a combination of drugs other than fusion inhibitors that inhibit one of two of the viral enzymes that are necessary for the virus to replicate: reverse transcriptase and protease. There are three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, and protease inhibitors, or PIs. We refer to NRTIs and NNRTIs collectively as RTIs. There are eleven FDA-approved RTIs and nine FDA-approved PIs.

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

Distribution

On April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. This development enhanced and simplified access to Fuzeon for patients and their healthcare providers. Physicians can write prescriptions for Fuzeon in the same manner as for any other prescription medication and patients can get Fuzeon from the pharmacy of their choice, including Bioscrip. Prior to April 26, 2004, Fuzeon was only available in the U.S. through Bioscrip.

Next Generation Peptides and T-1249

We, together with our partner Roche, are currently researching several promising HIV gp41 peptide inhibitors, with the hope of selecting one of these peptides for advanced pre-clinical studies. We have identified a lead candidate and back-up candidate that will proceed to advanced formulation studies and preliminary toxicology studies. The results of these studies will determine how rapidly we move towards naming a clinical candidate.

T-1249 is a second-generation HIV fusion inhibitor that has been investigated successfully in four separate clinical trials. Phase I/II trials of T-1249 demonstrated satisfactory efficacy and safety, including in patients who had previously failed on and had developed resistance to Fuzeon. In January 2004, Roche and Trimeris announced that further clinical development of T-1249 was being put on hold due to technical challenges in achieving a formulation capable of delivering a once daily injection. The compound’s safety, efficacy and tolerability were not factors affecting the decision. The clinical trial, T1249-105, was on-going when the decision was made to put the development of T-1249 on hold. T1249-105 is now a compassionate use protocol for patients that were already receiving T-1249, as these patients have exhausted all treatment options. To date, 26 patients have completed 96 weeks of treatment with T-1249.

Other Research Programs

On June 3, 2004, we announced the renewal of an agreement with Array Biopharma Inc., or Array, to discover small molecule entry inhibitors directed against HIV. The terms of the agreement are substantially similar to those of the initial agreement, signed in August 2001. Over the course of the agreement, Array has received research funding and the right to receive milestone payments and royalties based on the success of this program. In connection with the agreement, as amended, Trimeris has screened a library of small molecule compounds created by Array against HIV entry inhibitor targets. We have completed screening of these compounds for activity in our assays and are in the process of evaluating the most promising compounds for possible further development as a clinical candidate. In the event that no candidates are identified as a result of our analysis the collaboration agreement will terminate according to its terms.

In 2002, we entered into an agreement with Neokimia Inc., or Neokimia, to discover and develop small molecule HIV fusion inhibitors. Neokimia has provided the initial library of compounds on a non-exclusive basis and will work exclusively with us on the HIV gp41 fusion protein target during the term of the collaboration. In addition, we have exercised our option to select an additional target to add to the collaboration related to HIV fusion. Our work with Neokimia on these targets is on a non-exclusive basis. To date, we have completed screening of a library of small molecule compounds that were provided by Neokimia. Several compounds have shown sufficient activity to warrant possible further testing. Neokimia may receive payments and royalties based on achievement of certain developmental and commercial milestones. In the event that our collaborative efforts do not result in the identification of any lead compounds the agreement will terminate according to its terms.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended March 31, 2005 and 2004

Revenues

The table below presents our revenue sources for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2005	2004
Milestone revenue	$431	$526	$(95)
Royalty revenue	1,761	801	960
Collaboration loss	(36)	(2,546)	2,510

Total revenue and collaboration loss	$2,156	$(1,219)	$3,375

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of March 31, 2005. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period, as appropriate.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through March 31, 2005	Revenue for the Three Months Ended March 31, 2005	End of Recognition Period
	$4,600	*	July	1999	$3,450	$37	December 2012
	2,000		October	2000	1,352	21	December 2012
	8,000		March	2003	2,583	175	December 2012
	5,000		May	2003	1,452	114	December 2012
	2,500		June	2003	451	63	June 2013
	750	**	June	2004	72	21	June 2013

Total	$22,850				$9,360	$431

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We have deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million for the warrant, over the research and development period.
**	We are in the process of finalizing an amendment to our collaboration agreement with Roche. In its present form, the proposed amendment resolves issues related to the performance of certain milestones. As of June 2004, the parties had agreed that certain performance had been met and that payment of this milestone was appropriate. We have recorded this amount as of March 31, 2005 in anticipation that we will reach a final agreement with terms substantially the same as those we have agreed to in principle.

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

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from net sales, as reported by Roche, from which Trimeris receives a 10% royalty.

Collaboration Loss: The table below presents our collaboration loss (United States and Canada) for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Collaboration loss is reported on our Statement of Operations as a component of revenue. Under our collaboration agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada. Fuzeon was launched in March 2003.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2005	2004
Gross Fuzeon sales by Roche	$27,054	$18,273	$8,781
Less sales adjustments	(3,742)	(2,235)	(1,507)

Net sales	23,312	16,038	7,274
Cost of goods sold	(10,390)	(5,377)	(5,013)

Gross profit	12,922	10,661	2,261
Selling and marketing expenses	(11,541)	(13,410)	1,869
Other costs	(2,428)	(2,102)	(326)

Total shared profit & loss	(1,047)	(4,851)	3,804
Trimeris share *	166	(2,426)	2,592
Costs exclusive to Trimeris Inc.	(202)	(120)	(82)

Net loss from collaboration	$(36)	$(2,546)	$2,510

*	For the three months ended March 31, 2005, Trimeris and Roche did not share “Total shared profits & loss” equally. Trimeris has recorded its share of selling and marketing expenses for this period in accordance with terms and conditions of an agreement that we expect to execute with Roche. For the three months ended March 31, 2004, Trimeris and Roche shared “Total shared profits & loss” equally.

Gross Fuzeon sales by Roche: Gross Fuzeon sales are recorded by Roche. Prior to April 26, 2004, Roche had an exclusive distribution arrangement with Bioscrip to distribute Fuzeon in the United States during the initial commercial launch in 2003, which terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss had passed to Bioscrip, which was when Bioscrip allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2005 and 2004.

Kits Shipped	2005	2004
Q1	15,000	11,000
Q2		16,200	*
Q3		14,600
Q4		17,200	**

Total	15,000	59,000

*	Includes an estimated 3,000 kits as a result of inventory build up at wholesalers.
**	Includes an estimated 1,000 kits as a result of inventory build up at wholesalers.

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. Sales adjustments increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to increased kit sales as described above. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the three months ended March 31, 2005.

Cost of goods sold: Cost of goods sold increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to increased kit sales as described above. Also, during the three months ended March 31, 2005 there were additional manufacturing variances included in cost of goods sold. Roche began billing Trimeris for production variances in the second quarter of 2004.

Gross profit: Gross profit as a percentage of net sales for the three months ended March 31, 2005 was 55% compared to 66% for the three months ended March 31, 2004. The decrease in gross profit primarily resulted from production variances charged in the first quarter of 2005 compared to no production variances charged in the first quarter of 2004.

Selling and marketing expenses: We are currently in negotiation with Roche related to our contribution to selling and marketing expenses for 2005. The decrease in selling and marketing expenses for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 was expected as the product was launched in 2003 and has now moved into post launch phase.

Other costs: Other costs for the three months ended March 31, 2005 and March 31, 2004 includes equipment write offs at the Boulder manufacturing facility, general and administrative and distribution charges. Trimeris is responsible for 50% of these costs under the collaboration agreement.

Costs exclusive to Trimeris: Costs exclusive to Trimeris includes license fees, based on net sales of Fuzeon, for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2005	2004
Non-cash compensation	$109	$(51)	$160
Other research and development expense	5,347	6,300	(953)

Total research and development expense	$5,456	$6,249	$(793)

Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 to March 31, 2005 for Fuzeon and T-1249. Research, or the discovery of compounds is generally distinct from the advanced testing of these compounds, a process referred to herein as development. Development expenses typically include certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. In the Company’s collaboration with Roche, the discovery of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. The research agreement itself does not require that a specific amount be spent on any annual research plan. Either party has the option to supplement the budgeted research plan at their own expense. At present the Company is still in discussions with Roche to finalize the specific activities to be carried out under the research plan and the associated budget for 2005, together with the relative obligations of the parties with respect to expenses incurred in 2005 under the research plan.

Non-cash compensation: Non-cash compensation expense for the three months ended March 31, 2005 is primarily comprised of amortization expense for restricted stock issued to employees in June 2004 in the amount of $121,000. This restricted stock grant vests 100% after the third year of service and is being amortized on a straight-line basis over the three-year period. Non-cash compensation expense for the three months ended March 31, 2004 is comprised of expense calculated under EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for stock options previously granted to non-employees at the end of the period as compared to this amount at the beginning of the period. The primary factor affecting the expense recognized was the change in the market price of our stock. The closing market price per share of our stock was $11.26, $14.17, $14.75, and $20.94 on March 31, 2005, December 31, 2004, March 31, 2004 and December 31, 2003, respectively. The cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees was less at March 31, 2005, compared to December 31, 2004. This decrease in the expense resulted primarily due to the decrease in the market price of our stock from December 31, 2004 to March 31, 2005. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Other research and development expense: Total other research and development expense decreased during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily as a result of decreased costs related to our clinical trials and post marketing commitments to the FDA for Fuzeon.

We expect research and development expenses, net of the reimbursements for Fuzeon and T-1249 development costs from Roche, to decrease during 2005 as a result of the continued reduction in post marketing commitment expenses for Fuzeon.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2005	2004
Non-cash compensation	$111	$—	$111
Other general and administrative expense	2,200	2,666	(466)

Total general and administrative expense	$2,311	$2,666	$(355)

Non-cash compensation: Non-cash compensation expense for the three months ended March 31, 2005 is comprised of amortization expense for restricted stock issued to employees in June 2004. This restricted stock grant vests 100% after the third year of service and is being amortized on a straight-line basis over the three-year period.

Other general and administrative expense: Other general and administrative expense decreased for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as a result of decreased premiums for directors and officers’ insurance, and decreased personnel expenses, due to a headcount reduction in workforce implemented in January 2004.

Barring unforeseen circumstances we expect general and administrative expenses to remain consistent with the three months ended March 31, 2005.

Other Income (Expense): The table below presents our other income (expense) for the three months ending March 31, 2005 and 2004.

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004
Interest income	$272	$261	11
Interest expense	(183)	(3)	(180)

Total other income, net	$89	$258	(169)

Other income (expense) consists of interest income, interest expense and accretion of interest. The decrease in other income for the three months ended March 31, 2005 was primarily due to the increase in interest expenses. Interest expense increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of accreting the excess marketing expenses recorded on the balance sheet as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 was limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the year ended December 31, 2004, we reached our $10 million limitation for the year. We recorded approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. Interest expense for the three months ended March 31, 2004 is related to interest payments on capital leases during those periods. All capital leases were paid off during 2004.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

	Three Months Ended March 31,
(in thousands)	2005	2004
Net cash used by operating activities	$(271)	$(13,190)
Net cash provided by investing activities	3,175	5,195
Net cash provided by financing activities	419	62

Net increase (decrease) in cash and cash equivalents	3,323	(7,933)

Cash and cash equivalents, beginning of period	28,101	45,285

Cash and cash equivalents, end of period	$31,424	$37,352

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. The cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and marketing costs for the commercialization of Fuzeon. The amount used by operating activities decreased for the three months ended March 31, 2005 primarily due to the reduced net loss and the increase in the amount received from Roche for the collaboration.

Investing Activities. The amount provided by investing activities for the three months ended March 31, 2005 and 2004 resulted from the net maturities of investment securities-available-for-sale. The purchase and maturity of investment securities-available-for-sale was due to the normal maturity and repurchase of investments.

Financing Activities. The amount provided by financing activities for the three months ended March 31, 2005 resulted from proceeds from the exercise of stock options. The amount provided for the three months ended March 31, 2004 resulted from proceeds from the exercise of stock options offset in part by principal payments under capital lease obligations.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sales. As of March 31, 2005, we had $48.4 million in cash and cash equivalents and short-term-investments, compared to $48.4 million as of December 31, 2004.

Future Capital Requirements. We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and our other potential drug candidates for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates and compound discovery and development efforts, including:

•	expenditures for marketing activities related to Fuzeon,

•	research and development, preclinical testing, and clinical testing of other product candidates, and

•	the development of our proprietary technology platform.

Under our collaboration agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. Under provisions of this agreement, our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 was limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. At March 31, 2005, we have recorded a liability of $15.9 million.

As of March 31, 2005, we had commitments of approximately $1.2 million to purchase product candidate materials and fund various clinical studies over the next twenty-four months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 in the United States and Canada. We also expect to have capital expenditures of approximately $700,000 during 2005 that will not be shared with Roche. We may finance these expenditures with capital or operating leases, debt or working capital.

Barring unforeseen developments, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 24 months. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon and T-1249, our capital requirements would increase substantially beyond our current expectations.

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

Contractual Obligations. The following table summarizes our material contractual commitments at March 31, 2005 for the remainder of 2005 and subsequent years (in thousands):

Contractual Obligation	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases*	1,102	1,508	1,508	1,538	1,569	8,473	15,698
Other contractual obligations**	2,118	2,554	2,000	2,000	1,000	—	9,672
Other long-term liabilities reflected on the Balance Sheet ***	—	—	—	—	—	15,944	15,944

Total	$3,220	$4,062	$3,508	$3,538	$2,569	$24,417	$41,314

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. Through a series of negotiations, we have reached an understanding in principle with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. We are in the process of formalizing these terms in a written agreement. Our anticipated share of this capital investment is approximately $14.0 million. At March 31, 2005, we have paid $5 million and accrued $500,000 (included in our payable to Roche) and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment—Roche.” In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. This amount also includes $618,000 in 2005 and $554,000 in 2006 for contracts to purchase product candidate material and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

***	Our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 was limited to approximately $10 million, even though Roche spent significantly more on expenses of this nature. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached our $10 million limitation for the year. We recorded approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are accreting, over time, the amount recorded at December 31, 2004 to the expected payment amount. The balance at March 31, 2005 including accretion is $15.9 million.

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

Accounting and Other Matters

In November 2004, SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” was issued. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. .. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. …” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 generally is effective for fiscal years ending after June 15, 2005. We are assessing the impact of this statement on our financial statements.

In December 2004, SFAS No. 123 (revised), “Share-Based Payment,” was issued. SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. This statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised) was initially effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC announced an amendment to the compliance date from the next reporting period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. We are assessing the impact of this statement on our financial statements.

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

Net Operating Loss Carryforwards

As of December 31, 2004, we had a net operating loss carryforward for federal tax purposes of approximately $333.4 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and other deferred tax assets, net of deferred tax liabilities, and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986, as amended.

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

Collaboration Income/Loss

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling and marketing expenses and other costs related to the sale of Fuzeon, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Roche previously had an exclusive distribution arrangement with Bioscrip to distribute Fuzeon in the United States. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss had passed to Bioscrip, which is when Bioscrip allocated drug for shipment to a patient. We do not believe there were any shipments that were as a result of incentives and/or in excess of the wholesaler’s ordinary course of business inventory level. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with Fuzeon and other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

Collaboration income/loss includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for Fuzeon. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future Fuzeon sales and return expectations where necessary. Expected returns for Fuzeon are generally low as Fuzeon has a high Wholesale Acquisition Cost, or WAC, compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because Fuzeon requires twice daily injections. Consequently wholesalers tend to stock only the necessary volumes of Fuzeon inventory. We believe that wholesalers hold less than a month supply of Fuzeon inventory. The current shelf life of Fuzeon is 36 months. Roche reviews the estimates discussed above on a quarterly basis and revises estimates as appropriate for changes in facts or circumstances. These estimates reduce our share of collaboration income or loss under our collaboration agreement.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At March 31, 2005, we estimated the future volatility at 50% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in April 2005. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At March 31, 2005, there were options to purchase approximately 22,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

Accrued Marketing Costs

In 2004 we reached an agreement with Roche whereby our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 is limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached our $10 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2004, we increased this liability by $154,000, for accretion of interest. During the three months ended March 31, 2005, we increased this liability by an additional $183,000, for accretion of interest. The total liability of $15.9 million is reflected on our balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. Through a series of negotiations, we have reached an understanding in principle with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. We are in the process of formalizing these terms in a written agreement. Our anticipated share of this capital investment is approximately $14.0 million. At March 31, 2005, we have paid $5.0 million and accrued $500,000 and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment—Roche.” This asset will be amortized to cost of goods sold based on the units of Fuzeon sold during the collaboration period. We estimate that as of March 31, 2005, this asset has a remaining useful life of approximately 11 years. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. In addition, other peptide drug candidates discovered under our collaboration with Roche, including T-1249, can be manufactured using this same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at March 31, 2005. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$30,803	2.35%
Investment securities - available-for-sale-fixed rate	16,956	2.97%
Overnight cash investments—fixed rate	621	2.05%

Total investment securities	$48,380	2.56%

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of March 31, 2005. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Trimeris, Inc.
(Registrant)

May 10, 2005	By:	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky
Chief Executive Officer

May 10, 2005	By:	/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

May 10, 2005	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Director of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Steven D. Skolsky as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.