Form 10-Q
period 2005-09-30
TRIMERIS INC
filed 2005-11-08
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of November 1, 2005 was 21,967,830.

TRIMERIS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,543	$28,101
Investment securities-available-for-sale	16,562	20,301
Recoverable franchise taxes	—	144
Accounts receivable - Roche	4,160	5,878
Prepaid expenses	326	1,630

Total current assets	44,591	56,054

Property, furniture and equipment, net	2,605	2,408

Other assets:
Patent costs, net	2,251	1,829
Advanced payment - Roche	4,803	4,498
Deposits and other assets	1,055	31

Total other assets	8,109	6,358

Total assets	$55,305	$64,820

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,066	$1,424
Accrued compensation	3,153	2,981
Deferred revenue – Roche	1,721	2,185
Accrued expenses	1,778	260

Total current liabilities	7,718	6,850

Deferred revenue - Roche	10,908	11,736
Accrued marketing costs	16,317	15,761
Other liabilities	723	127

Total liabilities	35,666	34,474

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2005 (unaudited) and December 31, 2004	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 21,953 and 21,917 shares issued and outstanding at September 30, 2005 (unaudited) and December 31, 2004	22	22
Additional paid-in capital	403,546	403,307
Accumulated deficit	(382,241)	(370,364)
Deferred compensation	(1,687)	(2,613)
Accumulated other comprehensive loss	(1)	(6)

Total stockholders’ equity	19,639	30,346

Total liabilities and stockholders’ equity	$55,305	$64,820

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Milestone revenue	$431	$546	$1,292	$1,606
Royalty revenue	1,886	1,207	6,289	3,117
Collaboration income (loss)	2,243	(2,280)	3,520	(14,676)

Total revenue and collaboration income (loss)	4,560	(527)	11,101	(9,953)

Operating expenses:
Research and development:
Non-cash compensation	111	109	319	56
Other research and development expense	5,323	5,360	15,720	17,042

Total research and development expense	5,434	5,469	16,039	17,098

General and administrative:
Non-cash compensation	113	146	336	158
Other general and administrative expense	2,442	2,344	6,959	7,828

Total general and administrative expense	2,555	2,490	7,295	7,986

Total operating expenses	7,989	7,959	23,334	25,084

Operating loss	(3,429)	(8,486)	(12,233)	(35,037)

Other income (expense):
Interest income	332	254	922	714
Net loss on disposal of equipment	(16)	—	(10)	—
Interest expense	(188)	(43)	(556)	(48)

Total other income (expense)	128	211	356	666

Net loss	$(3,301)	$(8,275)	$(11,877)	$(34,371)

Basic and diluted net loss per share	$(0.15)	$(0.38)	$(0.55)	$(1.59)

Weighted average shares used in per share computations	21,740	21,617	21,726	21,603

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,877)	$(34,371)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property, furniture and equipment	784	1,036
Net loss on disposal of equipment	10	—
Other amortization	67	48
Amortization of deferred revenue - Roche	(1,292)	(1,606)
Non-cash compensation	655	214
Decrease (increase) in assets:
Accounts receivable – Roche	1,718	—
Other receivables	—	1
Recoverable franchise taxes	144	—
Prepaid expenses	1,304	1,715
Patent costs expensed	144	—
Advanced payment - Roche	(305)	(4,093)
Deposits and other assets	(1,030)	38
Increase (decrease) in liabilities:
Accounts payable	(358)	144
Accounts payable – Roche	—	(7,502)
Accrued compensation	172	1,862
Accrued expenses	1,518	(114)
Accrued marketing costs	556	9,621
Deferred revenue - Roche	—	750
Other liabilities	596	—

Net cash used by operating activities	(7,194)	(32,257)

Cash flows from investing activities:
Purchases of investment securities - available-for-sale	(21,942)	(66,880)
Maturities of investment securities - available-for-sale	25,686	83,520
Proceeds from the sale of equipment	6	—
Purchases of property and equipment	(997)	(886)
Patent costs	(627)	(236)

Net cash provided by investing activities	2,126	15,518

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(273)
Proceeds from employee stock purchase plan exercise	85	111
Proceeds from exercise of stock options	425	295

Net cash provided by financing activities	510	133

Net decrease in cash and cash equivalents	(4,558)	(16,606)
Cash and cash equivalents, beginning of period	28,101	45,285

Cash and cash equivalents, end of period	$23,543	$28,679

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

The Company has a collaboration agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the nine months ended September 30, 2005 and 2004. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration.

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on net loss or stockholders’ equity as previously reported. The Company reclassified $12.2 million of auction rate securities from cash and cash equivalents to investment securities-available-for-sale, as of September 30, 2004. Accordingly, the Company reflected additional purchases of investment securities – available-for-sale and additional maturities of investment securities-available-for-sale for the nine months ended September 30, 2004.

2. BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants, and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, restricted stock grants and stock warrants, would have an anti-dilutive effect. At September 30, 2005, there were 3,587,000 options to purchase common stock, 157,000 restricted stock grants, which become fully vested in 2007, 50,000 restricted stock grants, which become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding. At September 30, 2004, there were 3,350,000 options to purchase common stock, 190,350 restricted stock grants which become fully vested in 2007, 50,000 restricted stock grants which become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

No interest expense was paid during the nine months ended September 30, 2005. Interest of approximately $6,000 was paid during the nine months ended September 30, 2004.

For the nine months ended September 30, 2005 and 2004, approximately $556,000 and $42,000 respectively, was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses under the collaboration agreement with Roche. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the amendment to the collaboration agreement dated July 12, 2004.

No capital leases were incurred for the nine months ended September 30, 2005 or 2004.

Net unrealized gains on investments securities-available-for-sale totaled approximately $5,000 during the nine months ended September 30, 2005 and net unrealized losses on investment securities available-for-sale totaled $11,000 during the nine month period ended September 30, 2004. Unrealized gains/losses are reported on the balance sheet as accumulated other comprehensive gain / (loss).

4. STOCKHOLDERS’ EQUITY

Changes in Additional Paid-In Capital

In June 2004, a grant of 191,500 shares of restricted stock was made to substantially all employees. A $2.7 million charge, equal to the market value of these shares on the grant date, was made to deferred compensation and credited to additional paid-in capital. This deferred compensation will be charged to expense ratably over the three-year vesting period of the restricted stock. In September 2004, a grant of 50,000 shares of restricted stock was made to the newly appointed Chief Executive Officer. A $575,000 charge, equal to the market value of these shares on the grant date, was made to deferred compensation and credited to additional paid-in capital. This deferred compensation will be charged to expense ratably over the four-year vesting period of the restricted stock. Amortization expense, related to these restricted stock grants, in the amount of $615,000 and $258,000 was charged to non-cash compensation expense for the nine months ended September 30, 2005 and 2004, respectively.

Additional paid-in capital changed by $40,000 during the nine months ended September 30, 2005 due to the expensing of non-cash compensation charges. Additional paid-in capital changed by $44,000 during the nine months ended September 30, 2004 due to expense reversal of non-cash compensation charges. The increase in the expense for the nine months ended September 30, 2005 resulted primarily from the increase in the market price of our stock from December 31, 2004 to September 30, 2005. The expense reversal for the nine months ended September 30, 2004 resulted primarily from the decrease in our stock price from December 31, 2003 to September 30, 2004.

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

Currently, the Company’s only significant source of revenue is from the sale of Fuzeon. Gross profit and royalty revenue from the sale of Fuzeon exceeded the selling, marketing and other charges for the second consecutive quarter ended September 30, 2005, resulting in positive cash flow from the collaboration agreement. Selling, marketing and other charges in the United States and Canada exceeded the gross profit and royalty revenue from the sale of Fuzeon during the quarter ended September 30, 2004, resulting in negative cash flow from the collaboration agreement.

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of Fuzeon in the United States and Canada were $76.9 million and $61.5 million during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the gross profit from the sale of Fuzeon exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of Fuzeon in the United States and Canada of $3.5 million. During the nine months ended September 30, 2004, sales, marketing and other expenses exceeded the gross profit from the sale of Fuzeon resulting in the Company’s share of operating loss of $14.7 million. Roche previously had an exclusive distribution arrangement with Bioscrip, Inc. (“Bioscrip”), formerly known as Chronimed, Inc., to distribute Fuzeon in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the United States. Prior to April 26, 2004, revenue from product sales had been recognized when title and risk of loss had passed to Bioscrip, which was when Bioscrip allocated drug for shipment to a patient. Since April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The Company receives royalties on sales of Fuzeon in countries outside of the United States and Canada. Roche is responsible for all activities related to Fuzeon outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. The Company receives a quarterly royalty report from Roche that summarizes these sales and the royalty amounts due to the Company.

Roche is manufacturing Fuzeon bulk drug substance in its Boulder, Colorado facility. Roche’s European manufacturing facilities are producing the finished drug product from such bulk drug substance. Fuzeon is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $10 million. As a result, the Company included an additional charge under collaboration income (loss) to reflect the repayment of this excess, according to the terms of the agreement with Roche. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $10 million. This amount was determined by taking into account the expected timing and terms of payment under the agreement. For the nine months ended September 30, 2005, the Company has recorded its anticipated share of selling and marketing expenses in accordance with terms and conditions of an agreement executed with Roche in May of 2005. Pursuant to this May 2005 agreement Roche and the Company will not share selling and marketing expenses for Fuzeon equally in 2005.

Under the collaboration agreement development costs are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for Fuzeon and T-1249. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug Application, or IND, and the New Drug Application, or NDA, for Fuzeon and is responsible for all regulatory issues, maintenance activities and communications with the Food and Drug Administration or FDA. Development expenses pertaining to the United States and Canada are included on the Statement of Operations in operating expenses under research and development.

The Company’s share of the collaboration income for the nine months ended September 30, 2005 includes approximately $1.2 million, net of reserves, in inventory write-offs and adjustments for the carrying value of impaired equipment charged to the Company by Roche at the Boulder manufacturing facility.

Roche Warrant

Upon signing of the collaboration agreement, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of September 30, 2005. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The Company deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Manufacturing Amendment

In September 2005, the Company entered into a Letter of Amendment (“ Manufacturing Amendment”) with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of Fuzeon. The Manufacturing Amendment amends and supplements the terms of the collaboration agreement and addresses several aspects of the parties’ collaboration related to the manufacture of Fuzeon. According to the terms of the Manufacturing Amendment, Roche will be responsible for all decisions regarding future Fuzeon manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the collaboration agreement) sold in the US and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will govern the conversion schedule into product of supply chain materials that are in inventory as of that date.

The Manufacturing Amendment also sets forth the terms for which Roche-owned, Fuzeon manufacturing equipment and facilities in Boulder may be used for the manufacture of other products. In addition, the Manufacturing Amendment provides for the Company’s payment of certain pre-launch inventory carrying costs related to the sale of Fuzeon and Roche’s payment to the Company of an outstanding manufacturing milestone payment under the collaboration. The Manufacturing Amendment also outlines certain methodologies for the allocation of standard cost variances between the parties, the sharing of financial data related to Fuzeon manufacturing, and the methodology for calculating currency conversions.

A schedule of the Company’s required contribution to the capital investment in Roche’s Boulder facility for Fuzeon manufacturing is also set forth in the Manufacturing Amendment. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company’s anticipated share of this capital investment is approximately $14 million. As a result, the Company accrued an initial payment of $4 million at June 2004, and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche.” This asset will be amortized based on the units of Fuzeon sold during the collaboration period, in order to properly allocate the capital investment to cost of goods sold in future periods. Assuming all payments are made and sales of Fuzeon continue, the Company estimates that this asset has a remaining useful life of approximately 11 years. In addition, other peptide drug candidates discovered under our collaboration with Roche could be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Under the Manufacturing Amendment, the use of Roche owned facilities in Boulder for the manufacture of Fuzeon will result in a credit to the collaboration if used to produce other products for Roche. During the period from July 2004 through June 2005, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. Our share of this credit is approximately $900,000 and has been recorded on our balance sheet as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to Fuzeon if the facility had remained underutilized.

Research Agreement

Research, or the process of identifying clinical candidates, is generally distinct from the advanced testing of these compounds, a process referred to herein as development. Development expenses typically include certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. In the Company’s collaboration with Roche, the identification of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. In 2001, the Company entered into the research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will fund worldwide research, development and commercialization costs, and will share equally in gross profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999. The joint research obligations under the agreement are renewable thereafter on an annual basis. The research term of this agreement is set to expire in December 2005. The research agreement itself does not require that a specific amount be spent on any annual research plan. Either party has the option to supplement the budgeted research plan at their own expense. At present, the Company is in discussions with Roche to finalize certain obligations of the parties with respect to expenses incurred in 2005 under the research plan.

6. COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-to-sale securities be included in other comprehensive income. Comprehensive income (loss) totaled ($11.9 million) for the nine months ended September 30, 2005, and ($34.4 million) for the nine months ended September 30, 2004. For the Company, other comprehensive income (loss) for the nine months ended September 30, 2005 consists of our net loss of ($11.9) million and unrealized gains on investment securities available-for-sale of $5,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(3,301)	$(8,275)	$(11,877)	$(34,371)
Compensation cost recorded under APB Opinion No. 25	166	238	615	258
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(1,085)	(1,654)	(4,533)	(6,995)

Pro forma	$(4,220)	$(9,691)	$(15,795)	$(41,108)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.38)	$(0.55)	$(1.59)
Pro forma	$(0.19)	$(0.45)	$(0.73)	$(1.90)

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for each year, 2005 and 2004:

	2005	2004
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	50.0%	45.0%
Risk-free interest rate	3.50%	3.50%
Expected life of options	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years

In December 2004, SFAS No. 123 (revised), “Share-Based Payment,” was issued. SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. This statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised) was initially effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC announced an amendment to the compliance date from the next reporting period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company is assessing the impact of this statement on its financial statements.

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

The components of net periodic post-retirement benefits cost of the Plan for the nine months ended September 30, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$18	$34	$54	$102
Interest cost	4	7	12	22
Recognized net actuarial gain (loss)	(4)	—	(12)	—
Amortization of prior service costs	6	6	18	18

Total	$24	$47	$72	$142

The accumulated post-retirement benefit obligation, or APBO, was determined using a discount rate of 6.00% and 6.25% at December 31, 2004 and 2003, respectively. A 1% increase in the assumed medical care cost trend rate would increase the accumulated post-retirement benefit obligation by approximately $160,000 and would increase the service and interest cost components by approximately $56,000. A 1% decrease in the trend factors would decrease the projected APBO by approximately $120,000 and would decrease the service and interest cost components by approximately $42,000.

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

As of September 30, 2005, the Company had commitments of approximately $2.3 million to purchase product candidate materials and fund various clinical studies and marketing programs over the next twenty-four months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement with Roche. Under the collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 or a follow on compound for the United States and Canada. We also expect to have capital expenditures of approximately $350,000 during the remainder of 2005 that will not be shared with Roche. We may finance these expenditures with capital or operating leases, debt or working capital.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit of $754,000, accrued for at September 30, 2005.

The minimum payments under this lease are as follows (in thousands):

Year ending December 31:
2005 remaining	$270
2006	1,508
2007	1,508
2008	1,538
2009	1,569
Thereafter	8,473

$14,866

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our financial condition and the results of operations should be read together with the financial statements and notes contained elsewhere in this Form 10-Q. Certain statements in this section and other sections of this Form 10-Q are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 11, 2005. These factors include, but are not limited to:

•	that if Fuzeon does not maintain or increase its market acceptance, our business will be materially harmed;

•	that Roche has significant inventory of both finished product and raw materials on hand, if Fuzeon sales do not increase we could face the risk of significant write-offs;

•	that we have sustained losses since our inception, and expect our losses to continue;

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates;

•	that if Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that in order to become profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our current and future drug candidates or expend significant resources to develop these capabilities;

•	that if sufficient amounts of Fuzeon and or any other drugs we attempt to bring to market cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•	that we do not control the manufacturing and production schedule at Roche’s Boulder facility where Fuzeon is manufactured and that we cannot ensure that significant costs associated with scheduling decisions will not be incurred;

•	that changes in accounting for stock options may affect our earnings;

•	that if Roche does not re-new or materially modifies our current research agreement to discover, develop and commercialize novel fusion inhibitors, we may not be able to proceed with the development of our most promising candidates;

•	that we may not be able to effectively develop our drug pipeline;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;

•	that we may not receive all necessary regulatory approvals for future drug candidates or approvals may be delayed;

•	that HIV is likely to develop resistance to Fuzeon and our future drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•	that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates or Fuzeon;

•	that we are dependent on the successful outcome of clinical trials for our drug candidates;

•	that obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to achieve profitability;

•	that failure to raise additional capital necessary to support our development programs and expand our operations could lower our revenues and reduce our ability to compete;

•	that if we cannot maintain commercial manufacturing agreements with Roche or third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected;

•	that if Roche does not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates;

•	that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•	that we depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation;

•	that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage;

•	that our quarterly operating results are subject to fluctuations, and if our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock;

•	that if we are unable to meet or maintain the standards for maintaining internals controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, our stock price could be materially harmed;

•	that we rely on our collaborative partner Roche to timely deliver important financial information relating to Fuzeon sales and expenses. In the event that this information is inaccurate, incomplete or not timely we will not be able to meet our financial reporting obligations as required by the SEC;

•	that if we lose any of our executive management or other key employees, we will have difficulty replacing them, and if we cannot attract and retain qualified personnel on acceptable terms, the development of our drug candidates and our financial position may suffer; and

•	that our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

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

OVERVIEW

Trimeris is a biopharmaceutical company engaged in the identification, development and commercialization of novel therapeutic agents for the treatment of viral disease. The core technology platform of fusion inhibition is based on blocking viral entry into host cells. Fuzeon, approved in the U.S., Canada, European Union and other countries, is the first in a new class of anti-HIV drugs called fusion inhibitors. Trimeris is developing Fuzeon and future generations of peptide fusion inhibitors in collaboration with F. Hoffmann-La Roche Ltd, or “Roche.”

In order to enhance our performance, management is addressing several critical success factors. These critical success factors are broken down into short-term and mid-to long-term.

Short – Term Critical Success Factors and Initiatives:

Work to increase the adoption and use of Fuzeon: Fuzeon is administered twice daily through subcutaneous injections. Injection site reactions are the most common adverse event associated with the use of Fuzeon. Management believes that aversion to twice daily injections and the potential for injection site reactions are the primary impediments to increasing the adoption and use of Fuzeon. We, together with Roche, are working on several initiatives to address these issues including:

•	Development of alternative delivery methods aimed at improving acceptance of subcutaneous injections and reducing injection site reactions;

•	Implementation of nursing and other patient support programs to help facilitate successful therapy initiation, on-going patient self-administration of and persistency on Fuzeon; and

•	Medical education and promotional programs focusing on the appropriate use of Fuzeon for patients with ongoing viral replication who have been exposed to drugs from the three other anti-HIV classes (so-called three class experienced patients and beyond).

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

Managing our resources and liquidity: We ended the third quarter with $40.1 million in cash, cash equivalents and investment securities—available-for-sale. Under the current operating environment, excluding any extraordinary items, based on current sales levels of Fuzeon, we believe that this will be sufficient to support our operations through 2006. We will continue to evaluate opportunities to strengthen our Balance Sheet. We will also continue to look for opportunities to increase our operational effectiveness.

Our people: Our people are very important to the operations of our business. Our success depends on the continued services and on the performance of our senior management and staff. Our mission is to create value for patients, caregivers, employees and shareholders by discovering, developing and commercializing novel medicines that save and improve lives. We endeavor to create a culture which values creativity, achievement, teamwork, integrity and excellence.

Mid– to Long - Term Critical Success Factors and Initiatives

Enhance development of our product pipeline: The focus on our next generation peptide, as mentioned above, is one aspect to the development of our pipeline. We will also look to business development to strengthen our pipeline primarily through acquisitions and in licensing of research programs, clinical stage products or marketed products.

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

Currently, our only significant source of revenue is from the sale of Fuzeon. Gross profit and royalty revenue from the sale of Fuzeon exceeded the selling, marketing and other charges for the second consecutive quarter ended September 30,

2005, resulting in positive cash flow from the collaboration agreement. Selling, marketing and other charges in the United States and Canada exceeded the gross profit and royalty revenue from the sale of Fuzeon during the quarter ended September 30, 2004, resulting in negative cash flow from the collaboration agreement.

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of Fuzeon in the United States and Canada were $76.9 million and $61.5 million during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the gross profit from the sale of Fuzeon exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of Fuzeon in the United States and Canada of $3.5 million. During the nine months ended September 30, 2004, sales, marketing and other expenses exceeded the gross profit from the sale of Fuzeon resulting in the Company’s share of operating loss of $14.7 million. Roche previously had an exclusive distribution arrangement with Bioscrip, Inc. (“Bioscrip”), formerly known as Chronimed, Inc., to distribute Fuzeon in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the United States. Prior to April 26, 2004, revenue from product sales had been recognized when title and risk of loss had passed to Bioscrip, which was when Bioscrip allocated drug for shipment to a patient. Since April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

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

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $10 million. As a result, the Company included an additional charge under collaboration loss to reflect the repayment of this excess, according to the terms of the agreement with Roche. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of (approximately) $10 million. This amount was determined by taking into account the expected timing and terms of payment under the agreement. For the nine months ended September 30, 2005, Trimeris has recorded its anticipated share of selling and marketing expenses in accordance with terms and conditions of an agreement we executed with Roche in May of 2005. Pursuant to this May 2005 agreement Roche and Trimeris will not share selling and marketing expenses for Fuzeon equally in 2005.

Under the collaboration agreement development costs are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for Fuzeon and T-1249. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug Application, or IND, and the New Drug Application, or NDA, for Fuzeon and is responsible for all regulatory issues, maintenance activities and communications with the Food and Drug Administration or FDA. Development expenses pertaining to the United States and Canada are included on our Statement of Operations in operating expenses under research and development.

The Company’s share of the collaboration income for the nine months ended September 30, 2005 includes approximately $1.2 million, net of reserves, in inventory write-offs and adjustments for the carrying value of impaired equipment charged to the Company by Roche at the Boulder manufacturing facility

Roche Warrant

Upon signing of the collaboration agreement, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of September 30, 2005. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. The Company deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Manufacturing Amendment

In September 2005, the Company entered into a Letter of Amendment (“ Manufacturing Amendment”) with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of Fuzeon. The Manufacturing Amendment amends and supplements the terms of the collaboration agreement and addresses several aspects of the parties’ collaboration related to the manufacture of Fuzeon. According to the terms of the Manufacturing Amendment, Roche will be responsible for all decisions regarding future Fuzeon manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the collaboration agreement) sold in the US and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will govern the conversion schedule into Product of supply chain materials that are in inventory as of that date.

The Manufacturing Amendment also sets forth the terms for which Roche-owned, Fuzeon manufacturing equipment and facilities in Boulder may be used for the manufacture of other products. In addition, the Manufacturing Amendment provides for Trimeris’ payment of certain pre-launch inventory carrying costs related to the sale of Fuzeon and Roche’s payment to Trimeris of an outstanding manufacturing milestone payment under the collaboration. The Manufacturing Amendment also outlines certain methodologies for the allocation of standard cost variances between the parties, the sharing of financial data related to Fuzeon manufacturing, and the methodology for calculating currency conversions.

A schedule of Trimeris’ required contribution to the capital investment in Roche’s Boulder facility for Fuzeon manufacturing is also set forth in the Manufacturing Amendment. The Company will pay Roche for Trimeris’ share of the capital invested in Roche’s manufacturing facility over a seven-year period. Trimeris’ anticipated share of this capital investment is approximately $14 million. As a result, we accrued an initial payment of $4 million at June 2004, and expect to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche.” This asset will be amortized based on the units of Fuzeon sold during the collaboration period, in order to properly allocate the capital investment to cost of goods sold in future periods. Assuming all payments are made and sales of Fuzeon continue, the Company estimates that this asset has a remaining useful life of approximately 11 years. In addition, other peptide drug candidates discovered under our collaboration with Roche could be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Under the Manufacturing Amendment, the use of Roche owned facilities in Boulder for the manufacture of Fuzeon will result in a credit to the collaboration if used to produce other products for Roche. During the period from July 2004 through

June 2005, a key intermediate of another product was produced using these facilities that resulted in a credit to the collaboration. Our share of this credit is approximately $900,000 and has been recorded on our balance sheet as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to Fuzeon if the facility had remained underutilized.

Research Agreement

Research, or the process of identifying clinical candidates, is generally distinct from the advanced testing of these compounds, a process referred to herein as development. Development expenses typically include certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. In the Company’s collaboration with Roche, the identification of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. In 2001, the Company entered into the research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. Roche and Trimeris will fund worldwide research, development and commercialization costs, and will share equally in gross profits from worldwide sales of new HIV fusion inhibitor peptides discovered after July 1, 1999. The joint research obligations under the agreement are renewable thereafter on an annual basis. The research term of this agreement is set to expire in December 2005. The research agreement itself does not require that a specific amount be spent on any annual research plan. Either party has the option to supplement the budgeted research plan at their own expense. At present, the Company is in discussions with Roche to finalize certain obligations of the parties with respect to expenses incurred in 2005 under the research plan.

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

We have lost money since inception and, as of September 30, 2005, had an accumulated deficit of approximately $382.2 million. We may never generate significant revenue from product sales or royalties.

Development of current and future drug candidates will require additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We expect to incur losses for the foreseeable future and these losses may increase if our research and development, preclinical testing, drug production, clinical trial efforts and overall commercialization efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

•	the sales levels and market acceptance achieved by Fuzeon,

•	the production levels for Fuzeon, which affect the economies of scale in the production process and our cost of goods sold,

•	the status of our research and development activities,

•	product candidate identification and development efforts, including preclinical testing and clinical trials,

•	the timing of regulatory actions,

•	the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights,

•	our ability to work with Roche to manufacture, develop, sell, market and distribute Fuzeon,

•	technological and other changes in the competitive landscape,

•	changes in our existing or future research and development relationships and strategic alliances,

•	development of any future research and development relationships or strategic alliances,

•	evaluation of the commercial viability of potential product candidates,

•	the timing and success of business development activities, and

•	other factors, many of which are outside of our control.

As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to achieve profitability will depend, in part, on our own or Roche’s ability to successfully develop and obtain and maintain regulatory approval for Fuzeon or other drug candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to develop as well as to manufacture, sell, market and distribute currently approved products, if any. We may never achieve profitable operations, even if Roche achieves increased Fuzeon sales levels.

Research and Development

The following discussion highlights certain aspects of our on-going and planned research and development programs and commercialization efforts. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

Fuzeon®, enfuvirtide (formerly known as T-20)

Anti-HIV drugs are referred to as antiretroviral agents. Fuzeon is our first-generation HIV fusion inhibitor, a new class of anti-HIV drugs. The FDA has approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy. FUZEON works differently than other approved antiretroviral agents, by blocking the HIV virus from entering the human immune system cells (CD4+’s) and thus preventing viral replication, reducing quantities of circulating virus measured in the blood (viral load) and preserving or improving immune system functions. Prior to the availability of Fuzeon, the only approach available to treat HIV infection was to lower viral loads by using a combination of drugs that inhibit one of two of the viral enzymes that are necessary for the virus to replicate once inside the CD4+ cell: reverse transcriptase and protease. There are three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, or NRTIs, non-nucleoside reverse transcriptase inhibitors, or NNRTIs, and protease inhibitors, or PIs. We refer to NRTIs and NNRTIs collectively as RTIs. There are sixteen FDA-approved RTIs and ten FDA-approved PIs.

In March 2003, the FDA granted accelerated approval for the commercial sale of Fuzeon, and commercial sales of Fuzeon began in March 2003. Roche received accelerated FDA approval of Fuzeon based on 24-week clinical data from two Phase III pivotal trials for Fuzeon. In October 2004, the FDA granted full traditional approval based on results from Phase III clinical trials over 48 weeks.

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

Alternative injection systems

It is generally recognized that a primary impediment to the broader adoption of Fuzeon in clinical practice is related to the route of administration and the occurrence of injection site reactions. We have undertaken to ameliorate these issues by developing alternative administration options for Fuzeon. One such effort involves the Biojector 2000, or B2000, injection system, manufactured by Bioject Medical Technologies Inc. The B2000 system is a needle-free CO2-powered injector that disperses liquid medication through the skin. In May 2005, the Company and Roche filed a supplemental new drug application, or sNDA, with the U.S. Food and Drug Administration for inclusion of B2000 information about the needle-free injection device in the FUZEON labeling. In July 2005, the FDA notified Roche and Trimeris that it had accepted the filing of their sNDA to consider the label change. The filing is based on data from the T20-405 study, a single-dose, comparative bioequivalent and pharmacokinetic study of FUZEON administered via the needle-free device compared to standard needle-syringe administration. Results from this study were presented at the HIV DART meeting in December 2004 and showed that Fuzeon administered via the B2000 needle-free system was bioequivalent to administration via a standard twenty-seven gauge needle and syringe. Roche and Trimeris anticipate that the FDA will provide feedback and a decision on the sNDA later this year.

Trimeris and Roche began enrollment of a new trial – T20-404 or WAND (FUZEON With A Needle-free Device) study, assessing patient acceptance and experience in administration of FUZEON via the B2000 needle-free device compared to standard needle and syringe administration in 40 patients. This study is a month-long, crossover design evaluation of both administration systems. Clinical study endpoints include tolerability, injection site reactions and pharmacokinetics.

Next Generation Peptides and T-1249

We, together with our partner Roche, are currently researching several promising HIV gp41 peptide inhibitors, with the hope of selecting one of these peptides for advanced pre-clinical studies. We have identified a lead candidate and back-up candidate that are proceeding through advanced formulation studies and preliminary toxicology studies. The results of these studies will guide the selection of a clinical candidate.

T-1249 is a second-generation HIV fusion inhibitor that has been investigated successfully in four separate clinical trials. Phase I/II trials of T-1249 demonstrated satisfactory efficacy and safety, including in patients who had previously failed on and had developed resistance to Fuzeon. In January 2004, Roche and Trimeris announced that further clinical development of T-1249 was being put on hold due to technical challenges in achieving a formulation capable of delivering a once daily injection. The compound’s safety, efficacy and tolerability were not factors affecting the decision. The clinical trial, T1249-105, was on going when the decision was made to put the development of T-1249 on hold. T1249-105 is now a compassionate use protocol for patients that were already receiving T-1249, as these patients have exhausted all treatment options. To date, 29 patients have completed 96 weeks of treatment with T-1249.

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

In June 2005, we entered into a drug discovery and development agreement with ChemBridge Research Laboratories, Inc., or CRL. Under the terms of the agreement, Trimeris and CRL will work together to discover and develop small molecule inhibitors of HIV. Specifically, pursuant to the agreement, we are working with CRL to identify small molecule inhibitor compounds against two HIV entry targets. Trimeris and CRL will collaborate to identify orally active lead compounds and then optimize preclinical candidates. Trimeris will be responsible for preclinical and clinical development, manufacturing, regulatory and commercial activities on a worldwide basis for all compounds and products resulting from the collaboration. Trimeris will provide funding to CRL to support medicinal chemistry efforts, and CRL will work exclusively with us on these programs. CRL will be eligible to receive milestone payments based on the achievement of specific development and commercial events, and may also be eligible to receive royalties on net product sales.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended September 30, 2005 and 2004

Revenues

The table below presents our revenue sources for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Milestone revenue	$431	$546	$(115)
Royalty revenue	1,886	1,207	679
Collaboration income (loss)	2,243	(2,280)	4,523

Total revenue and collaboration income (loss)	$4,560	$(527)	$5,087

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2005. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period, as appropriate.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through September 30, 2005	Revenue for the Three Months Ended September 30, 2005	End of Recognition Period
	$4,600	*	July	1999	$3,524	$37	December 2012
	2,000		October	2000	1,394	21	December 2012
	8,000		March	2003	2,933	175	December 2012
	5,000		May	2003	1,680	114	December 2012
	2,500		June	2003	576	63	June 2013
	750	**	June	2004	114	21	June 2013

Total	$22,850				$10,221	$431

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We have deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million for the warrant, over the research and development period.
**	In previous quarters we recorded this milestone in anticipation of signing an amendment to our collaboration agreement with Roche. We signed this amendment in September 2005 and have received payment for this milestone subsequent to September 30, 2005.

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

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from net sales, as reported by Roche, from which Trimeris receives a 10% royalty. This is in effect a 9.2% royalty on net sales outside of the United States and Canada as reported by Roche.

Collaboration Income (Loss): The table below presents our collaboration income (loss) (United States and Canada) for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Collaboration income (loss) is reported on our Statement of Operations as a component of revenue. Under our collaboration agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada. Fuzeon was launched in March 2003.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Gross Fuzeon sales by Roche	$33,567	$24,379	$9,188
Less sales adjustments	(5,168)	(3,319)	(1,849)

Net sales	28,399	21,060	7,339
Cost of goods sold	(11,466)	(11,357)	(109)

Gross profit	16,933	9,703	7,230
Selling and marketing expenses	(11,567)	0	(11,567)
Other costs	(1,589)	(2,279)	690

Total shared profit and loss	3,777	7,424	(3,647)
Trimeris share *	2,399	3,712	(1,313)
Costs exclusive to Trimeris Inc.	(156)	(5,992)	5,836

Collaboration income (loss)	$2,243	$(2,280)	$4,523

*	For the three months ended September 30, 2005, Trimeris and Roche did not share “Total shared profits & loss” equally. Trimeris has recorded its share of selling and marketing expenses for this period in accordance with terms and conditions of an agreement that we reached with Roche in May of 2005. Pursuant to this May 2005 agreement Roche and Trimeris will not share selling and marketing expenses for Fuzeon equally in 2005. For the three months ended September 30, 2004, Trimeris and Roche shared “Total shared profits & loss” equally. Under a separate agreement with Roche for 2004, our selling and marketing expenses were limited to approximately $10 million which we reached in the second quarter of 2004. We have recorded the net present value of the Company’s estimated share of certain marketing expenses in excess of this limit in the line “Costs exclusive to Trimeris, Inc.”

Gross Fuzeon sales by Roche: Gross Fuzeon sales are recorded by Roche. Prior to April 26, 2004, Roche had an exclusive distribution arrangement with Bioscrip to distribute Fuzeon in the United States during the initial commercial launch in 2003, which terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss had passed to Bioscrip, which was when Bioscrip allocated drug for shipment to a patient. Since April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2005 and 2004.

Kits Shipped	2005	2004
Q1	15,000	11,000
Q2	16,900	16,200	*
Q3	18,500	14,600
Q4	—	17,200	**

Total	50,400	59,000

*	Includes an estimated 3,000 kits as a result of inventory build up at wholesalers.
**	Includes an estimated 1,000 kits as a result of inventory build up at wholesalers.

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon and other HIV drugs. Sales adjustments increased for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily due to changes in sales volumes, rebates, discounts and returns. There were no material revisions to Roche’s methodology for recording sales adjustments between the periods.

Cost of goods sold: Cost of goods sold increased for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily due to an increase in unit sales. On a per unit basis, cost of goods sold decreased for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, primarily as a result of increases in manufacturing efficiencies and volumes resulting in decreased variances when those units were produced.

Over the next two quarters, we expect the cost of goods sold (per unit) of Fuzeon to remain at levels similar to those observed over the course of the three months ended September 30, 2005. As per unit costs are dependant on manufacturing efficiencies, volumes and variances, the actual cost of goods sold will tend to fluctuate quarter on quarter. However, over multiple quarters, the Company expects costs to goods sold to average approximately 50%.

Gross profit: Gross profit as a percentage of net sales for the three months ended September 30, 2005, was 60% compared to 46% for the three months ended September 30, 2004. The increase in gross profit is primarily a result of lower cost of goods sold per unit due to reduced production variances discussed above.

Selling and marketing expenses: We have negotiated an agreement with Roche related to our contribution of selling and marketing expenses for 2005. Pursuant to this May 2005 agreement Roche and Trimeris will not share selling and marketing expenses for Fuzeon equally in 2005. For 2004, our selling and marketing expenses were governed by an agreement with Roche that was separate and distinct from the 2005 agreement. Under the 2004 agreement, our share of selling and marketing expenses were limited to approximately $10 million, which we reached in the second quarter of 2004. We have recorded the net present value of our estimated share of certain marketing expenses in excess of this limit in the line “Costs exclusive to Trimeris, Inc.”

Other costs: Other costs for the three months ended September 30, 2005, and September 30, 2004, includes general and administrative costs, inventory write-offs and distribution charges for which Trimeris is 50% responsible under the collaboration agreement.

Costs exclusive to Trimeris: For the three months ended September 30, 2005 and 2004, costs exclusive to Trimeris includes license fees, based on net sales of Fuzeon, for certain technology paid to a third party. Also included in the three months ended September 30, 2004, is the net present value of the Company’s estimated share of certain marketing expenses in excess of approximately $10 million, based on expected timing and terms of payment under the agreement. The marketing limit for 2004 is discussed above.

Research And Development Expenses

The table below presents our research and development expenses for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Non-cash compensation	$111	$109	$2
Other research and development expense	5,323	5,360	(37)

Total research and development expense	$5,434	$5,469	$(35)

Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 to September 30, 2005 for Fuzeon and T-1249. Research, or the identification of clinical candidates is generally distinct from the advanced testing of these compounds, a process referred to herein as development. Development expenses typically include certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. In our collaboration with Roche, the identification of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. The research agreement itself does not require that a specific amount be spent on any annual research plan. Either party has the option to supplement the budgeted research plan at their own expense. At present the Company is in discussions with Roche to finalize certain obligations of the parties with respect to expenses incurred in 2005 under the research plan.

Non-cash compensation: Non-cash compensation expense for the three months ended September 30, 2005 is comprised of amortization expense for restricted stock issued to employees in June 2004 in the amount of $53,000 and the expense calculated under EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” in the amount of $58,000. The restricted stock grant vests 100% after the third year of service and is being amortized on a straight-line basis over the three-year period. Non-cash compensation expense for the three months ended September 30, 2004 is comprised of amortization expense for restricted stock issued to employees in June 2004 in the amount of $92,000 and the expense calculated under EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” in the amount of $17,000.

Other research and development expense: Total other research and development expense decreased during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily as a result of decreased costs related to our clinical trials and post marketing commitments to the FDA for Fuzeon offset, in part, by decreases in our research and development funding from Roche.

We believe research and development expenses incurred during fiscal 2005, net of the reimbursements for Fuzeon and T-1249 development costs from Roche, will be approximately equal to or less than those incurred during fiscal 2004 as a result of the continued reduction in post marketing commitment expenses for Fuzeon.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Non-cash compensation	$113	$146	$(33)
Other general and administrative expense	2,442	2,344	98

Total general and administrative expense	$2,555	$2,490	$65

Non-cash compensation: Non-cash compensation expense for the three months ended September 30, 2005 and September 30, 2004 is comprised of amortization expense for restricted stock issued to employees in June 2004 and to our Chief Executive Officer in September of 2004. The decrease in non-cash compensation is due to the forfeiture of restricted stock shares by terminated employees.

Other general and administrative expense: Other general and administrative expense increased primarily due to increased consulting expenses offset, in part, by a decrease in recruitment costs.

Barring unforeseen circumstances, we expect general and administrative expenses incurred during fiscal 2005 to be equal to or less than those incurred during fiscal 2004.

Other Income (Expense): The table below presents our other income (expense) for the three months ending September 30, 2005 and 2004.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Interest income	$332	$254	78
Net loss on disposal of equipment	(16)	—	(16)
Interest expense	(188)	(43)	(145)

Total other income, net	$128	$211	(83)

Other income (expense) consists of interest income, interest expense, accretion of interest and net loss on disposal of equipment. The decrease in other income for the three months ended September 30, 2005 was primarily due to the increase in interest expenses. Interest expense increased for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 as a result of accreting the excess marketing expenses recorded on the balance sheet as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 was limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the second quarter of 2004, we reached our $10 million limitation for the year. We recorded approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. Interest expense for the three months ended September 30, 2004 is related to interest payments on capital leases and the accretion of a liability resulting from the Company’s share of estimated selling and marketing expenses under the collaboration agreement with Roche. All capital leases were paid off during 2004. The increase in interest expense was offset, in part, by an increase in interest income for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 as a result of increased interest rates.

RESULTS OF OPERATIONS

Comparison Of Nine Months Ended September 30, 2005 and 2004

Revenues

The table below presents our revenue sources for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Milestone revenue	$1,292	$1,606	$(314)
Royalty revenue	6,289	3,117	3,172
Collaboration loss	3,520	(14,676)	18,196

Total revenue and collaboration income (loss)	$11,101	$(9,953)	$21,054

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2005. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period, as appropriate.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through September 30, 2005	Revenue for the Nine Months Ended September 30, 2005	End of Recognition Period
	$4,600	*	July	1999	$3,524	$111	December 2012
	2,000		October	2000	1,394	63	December 2012
	8,000		March	2003	2,933	525	December 2012
	5,000		May	2003	1,680	342	December 2012
	2,500		June	2003	576	188	June 2013
	750	**	June	2004	114	63	June 2013

Total	$22,850				$10,221	$1,292

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We have deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million for the warrant, over the research and development period.
**	In previous quarters we recorded this milestone in anticipation of signing an amendment to our collaboration agreement with Roche. We signed this amendment in September 2005 and have received payment for this milestone subsequent to September 30, 2005.

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

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from net sales, as reported by Roche, from which Trimeris receives a 10% royalty. This is in effect a 9.2% royalty on net sales outside of the United States and Canada as reported by Roche.

Collaboration Income (Loss): The table below presents our collaboration income (loss) (United States and Canada) for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Collaboration income (loss) is reported on our Statement of Operations as a component of revenue. Under our collaboration agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada. Fuzeon was launched in March 2003.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Gross Fuzeon sales by Roche	$91,322	$69,625	$21,697
Less sales adjustments	(14,398)	(8,130)	(6,268)

Net sales	76,924	61,495	15,429
Cost of goods sold	(33,762)	(39,762)	6,000

Gross profit	43,162	21,733	21,429
Selling and marketing expenses	(33,110)	(21,960)	(11,150)
Other costs	(5,101)	(9,188)	4,087

Total shared profit and loss	4,951	(9,415)	14,366

Trimeris share *	4,099	(4,708)	8,807
Costs exclusive to Trimeris Inc.	(579)	(9,968)	9,389

Collaboration income (loss)	$3,520	$(14,676)	$18,196

*	For the nine months ended September 30, 2005, Trimeris and Roche did not share “Total shared profits & loss” equally. Trimeris has recorded its share of selling and marketing expenses for this period in accordance with terms and conditions of an agreement that we reached with Roche in May of 2005. Pursuant to this May 2005 agreement Roche and Trimeris will not share selling and marketing expenses for Fuzeon equally in 2005. For the nine months ended September 30, 2004, Trimeris and Roche shared “Total shared profits & loss” equally. Under a separate agreement with Roche for 2004, our selling and marketing expenses were limited to approximately $10 million which we reached in the second quarter of 2004. We have recorded the net present value of the Company’s estimated share of certain marketing expenses in excess of this limit in the line “Costs exclusive to Trimeris, Inc.”

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

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon and other HIV drugs. Sales adjustments increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to changes in sales volumes, rebates, discounts and returns. There were no material revisions to Roche’s methodology for recording sales adjustments between the periods.

Cost of goods sold: Cost of goods sold decreased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 primarily due to a decrease in production variances. Roche began billing Trimeris for production variances in the second quarter of 2004.

Cost of goods sold for the nine months ended September 30, 2004 includes approximately $6.8 million relating to unabsorbed costs that were the result of unexpectedly low initial manufacturing volumes when Fuzeon was launched and various costs associated with the development of the Fuzeon manufacturing process.

These costs were disclosed to us during the second quarter of 2004 by Roche. Previously, we inquired about manufacturing variances and were provided amounts by Roche which we previously recorded. After a series of discussions and negotiations during the second quarter of 2004 with Roche and notwithstanding our contractual agreement, we agreed in principle on an amount subject to some additional due diligence. We recorded a total of $6.8 million during the second and third quarters of 2004.

Gross profit: Gross profit as a percentage of net sales for the nine months ended September 30, 2005 was 56% compared to 35% for the nine months ended September 30, 2004. The increase in gross profit primarily resulted from production variances charged in the first nine months of 2004 as discussed above.

Selling and marketing expenses: In May 2005 we entered into an agreement with Roche related to our contribution of selling and marketing expenses for 2005. Pursuant to this agreement Roche and Trimeris will not share selling and marketing expenses for Fuzeon equally in 2005. For 2004, our selling and marketing expenses were governed by an agreement with Roche that was separate and distinct from the 2005 agreement. Under the 2004 agreement, our share of selling and marketing expenses were limited to approximately $10 million, which we reached in the second quarter of 2004. We have recorded the net present value of our estimated share of certain marketing expenses in excess of this limit in the line “Costs exclusive to Trimeris, Inc.”

Other costs: Other costs for the nine months ended September 30, 2005 and September 30, 2004 includes general and administrative costs, inventory write-offs, distribution charges and charges for the Boulder manufacturing facility for which Trimeris is 50% responsible under the collaboration agreement. The decrease in other costs primarily resulted from decreased inventory write offs for the first nine months of 2005, compared to the first nine months of 2004.

Costs exclusive to Trimeris: For the nine months ended September 30, 2005 and 2004, costs exclusive to Trimeris includes license fees, based on net sales of Fuzeon, for certain technology paid to a third party. Also included in the nine months ended September 30, 2004 is the net present value of the Company’s estimated share of certain marketing expenses in excess of approximately $10 million based on expected timing and terms of payment under the agreement. The marketing limit for 2004 is discussed above.

Research And Development Expenses

The table below presents our research and development expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Non-cash compensation	$319	$56	$263
Other research and development expense	15,720	17,042	(1,322)

Total research and development expense	$16,039	$17,098	$(1,059)

Total research and development expenses include gross research and development expenses less Roche’s share of such costs for Fuzeon and T-1249. Under our collaboration agreement, Roche and we shared equally the development costs incurred during the period from July 1, 1999 to September 30, 2005 for Fuzeon and T-1249. Research, or the identification of clinical candidates is generally distinct from the advanced testing of these compounds, a process referred to herein as development. Development expenses typically include certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. In our collaboration with Roche, the identification of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. The research agreement itself does not require that a specific amount be spent on any annual research plan. Either party has the option to supplement the budgeted research plan at their own expense. At present the Company is in discussions with Roche to finalize certain obligations of the parties with respect to expenses incurred in 2005 under the research plan.

Non-cash compensation: Non-cash compensation expense for the nine months ended September 30, 2005 is comprised of amortization expense for restricted stock issued to employees in June 2004 in the amount of $279,000 and expense calculated under EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” in the amount of $40,000. Non-cash compensation expense is recognized based on the cumulative expense calculated under EITF 96-18 for stock options previously granted to non-employees at the end of the period as compared to this amount at the beginning of the period. Non-cash compensation expense for the nine months ended September 30, 2004 is comprised of amortization expense for restricted stock issued to employees in June 2004 in the amount of $100,000 and the expense reversal calculated under EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” in the amount of $44,000. An expense reversal resulted primarily due to the decrease in the market price of our stock from December 31, 2003 to September 30, 2004. EITF 96-18 requires that compensation costs related to stock options granted to non-employees be measured at the end of each reporting period to account for changes in the fair value of our common stock until the options are vested.

Other research and development expense: Total other research and development expense decreased during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, primarily as a result of decreased costs related to our clinical trials and post marketing commitments to the FDA for Fuzeon offset, in part, by decreases in our research and development funding from Roche.

General and Administrative Expenses

The table below presents our general and administrative expenses for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Non-cash compensation	$336	$158	$178
Other general and administrative expense	6,959	7,828	(869)

Total general and administrative expense	$7,295	$7,986	$(691)

Non-cash compensation: Non-cash compensation expense for the nine months ended September 30, 2005, and September 30, 2004, is comprised of amortization expense for restricted stock issued to employees in June 2004, and to our Chief Executive Officer in September of 2004. The increase in non-cash compensation cost results from longer amortization periods in 2005 as a majority of this stock was issued in June 2004.

Other general and administrative expense: Other general and administrative expense decreased for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, as a result of decreased premiums for directors and officers’ insurance and recruitment costs, offset, in part, by increased facilities and consulting costs. Also in the nine months ended September 30, 2004, we accrued severance costs for an executive who ceased employment in June 2004.

Other Income (Expense): The table below presents our other income (expense) for the nine months ending September 30, 2005 and 2004.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2005	2004
Interest income	$922	$714	208
Net loss on disposal of equipment	(10)	—	(10)
Interest expense	(556)	(48)	(508)

Total other income, net	$356	$666	(310)

Other income (expense) consists of interest income, interest expense, accretion of interest and net loss on disposal of equipment. The decrease in other income for the nine months ended September 30, 2005, was primarily due to the increase in interest expenses. Interest expense increased for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, as a result of accreting the excess marketing expenses recorded on the balance sheet as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004, was limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004, will be payable to Roche beginning at a future date over several years from that future date. During the second quarter of 2004, we reached our $10 million limitation for the year. We recorded approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. Interest expense for the nine months ended September 30, 2004, is related to interest payments on capital leases and the accretion of a liability resulting from the Company’s share of estimated selling and marketing expenses under the collaboration agreement with Roche. All capital leases were paid off during 2004. The increase in interest expense was offset, in part, by an increase in interest income for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, as a result of increased interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

	Nine Months Ended September 30,
(in thousands)	2005	2004
Net cash used by operating activities	$(7,194)	$(32,257)
Net cash provided by investing activities	2,126	15,518
Net cash provided by financing activities	510	133

Net decrease in cash and cash equivalents	(4,558)	(16,606)
Cash and cash equivalents, beginning of period	28,101	45,285

Cash and cash equivalents, end of period	$23,543	$28,679

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche. The cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and marketing costs for the commercialization of Fuzeon. Cash used by operating activities decreased for the nine months ended September 30, 2005, primarily due to the reduced net loss and the increase in the amount received from Roche for the collaboration.

Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2005, and 2004 resulted primarily from the net maturities of investment securities-available-for-sale. The purchase and maturity of investment securities-available-for-sale was due to the normal maturity and repurchase of investments.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2005, resulted primarily from proceeds from the exercise of stock options. Cash provided for the nine months ended September 30, 2004, resulted primarily from proceeds from the exercise of stock options offset, in part, by principal payments under capital lease obligations.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sale. As of September 30, 2005, we had $40.1 million in cash and cash equivalents and short-term-investments, compared to $48.4 million as of December 31, 2004.

Future Capital Requirements. We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and our other potential drug candidates for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates and compound discovery and development efforts, including:

•	expenditures for marketing activities related to Fuzeon,

•	research and development, preclinical testing, and clinical testing of other product candidates,

•	the development of our proprietary technology platform, and

•	possible acquisitions and in licensing of research programs, clinical stage products, and marketed products.

Under our collaboration agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada and we receive a royalty on the net sales of Fuzeon outside of these two countries. In 2004, our actual cash contribution to the selling and marketing expenses for Fuzeon was limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004, will be payable to Roche beginning at a future date over several years from that future date. At September 30, 2005, we have recorded a liability of $16.3 million. This liability will increase, through the accretion of interest, to coincide with the beginning of our expected payment date during 2011.

As of September 30, 2005, the Company had commitments of approximately $2.3 million to purchase product candidate materials and fund various clinical studies over the next twenty-four months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under our collaboration agreement. Under this collaboration agreement, we are obligated to share equally the future development expenses for Fuzeon and T-1249 or a replacement compound, in the United States and Canada. We also expect to have capital expenditures of approximately $350,000 during the remainder of 2005 that will not be shared with Roche. We may finance these expenditures with capital or operating leases, debt or working capital.

Barring unforeseen developments, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs through 2006. However, any reduction in Fuzeon sales below current levels or increase in expenditures beyond currently expected levels would increase our capital requirements beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon, T-1249 or a replacement compound, our capital requirements would increase substantially beyond our current expectations.

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

We may have difficulty raising additional funds through equity or debt transactions. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. The public capital markets in which shares of our common stock are traded have been extremely volatile. Therefore, even if we do achieve positive clinical or financial results that meet or exceed the expectations of securities analysts and investors, the state of the public equity markets in general and particularly the public equity market for biotechnology companies may prohibit us from raising funds in the equity markets on acceptable terms or at all. Even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current shareholders.

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

Contractual Obligations. The following table summarizes our material contractual commitments at September 30, 2005, for the remainder of 2005, and subsequent years (in thousands):

Contractual Obligation	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases*	$270	1,508	1,508	1,538	1,569	8,473	14,866
Other contractual obligations**	1,666	3,099	2,000	2,000	1,000	—	9,765
Other long-term liabilities reflected on the Balance Sheet ***	—	—	—	—	—	16,317	16,317

Total	$1,936	$4,607	$3,508	$3,538	$2,569	$24,790	$40,948

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. Our anticipated share of this capital investment is approximately $14.0 million. At September 30, 2005, we have paid $6.0 million and accrued $500,000 (netted in our receivable from Roche) and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment— Roche.” In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. This amount also includes $1.2 million in 2005 and $1.1 million in 2006 for contracts to purchase product candidate material and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.
***	Our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004, was limited to approximately $10 million, even though Roche spent significantly more on expenses of this nature. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached our $10 million limitation for the year. We recorded approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are accreting, over time, the amount recorded at December 31, 2004 to the expected payment amount. The balance at September 30, 2005 including accretion is $16.3 million.

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

Accounting and Other Matters

In November 2004, SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” was issued. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. .. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. …” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 generally is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to impact our financial statements.

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

Over the course of the collaboration, our estimate of the end of the research and development period has changed:

•	During the fourth quarter of 2002, we changed our estimate of the end of this research and development period to 2007, based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche.

•	During the first quarter of 2004, we changed our estimate of the end of the research and development period to 2010 from 2007. This change was due to a change in estimate of the development period for T-1249 or a replacement compound as further clinical development of T-1249 has been placed on hold. We recognized approximately $800,000 less of milestone revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003, due largely in part to this change in estimate.

•	In January 2005, based on our current evaluation of our research and development programs, we placed further clinical development of T-1249 on hold indefinitely due to challenges in achieving an extended release formulation that would allow significantly less dosing frequency. Taking into account the additional research that will be required to achieve our goals for formulation, in January 2005, we changed our estimate of the end of the research and development period from December 2010 to December 2012; as a result we will recognize approximately $500,000 less milestone revenue in 2005 compared to 2004.

Collaboration Income/Loss

Product sales of Fuzeon began in the United States on March 27, 2003, and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling and marketing expenses and other costs related to the sale of Fuzeon, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Roche previously had an exclusive distribution arrangement with Bioscrip to distribute Fuzeon in the United States. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004,

Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss had passed to Bioscrip, which is when Bioscrip allocated drug for shipment to a patient. We do not believe there were any shipments that were as a result of incentives and/or in excess of the wholesaler’s ordinary course of business inventory level. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with Fuzeon and other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

Collaboration income/loss includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for Fuzeon. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future Fuzeon sales and return expectations where necessary. Expected returns for Fuzeon are generally low for two reasons. Firstly, Fuzeon has a high Wholesale Acquisition Cost, or WAC, compared to other anti-HIV drugs. Secondly, Fuzeon requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because the kit contains all supplies necessary for twice daily injections. These two factors limit wholesalers’ stocking to only the necessary volumes of Fuzeon inventory. We believe that wholesalers hold less than a month supply of Fuzeon inventory. The current shelf life of Fuzeon is 36 months. Roche reviews the estimates discussed above on a quarterly basis and revises estimates as appropriate for changes in facts or circumstances. These estimates reduce our share of collaboration income or loss under our collaboration agreement.

According to the terms of the September 2005 Manufacturing Amendment to our collaboration agreement with Roche, Roche will be responsible for all decisions regarding future Fuzeon manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the Agreement) sold in the US and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Amendment.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At September 30, 2005, we estimated the future volatility at 50% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in October 2005. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options. At September 30, 2005, there were options to purchase approximately 21,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

Accrued Marketing Costs

In 2004, we reached an agreement with Roche whereby our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004, is limited to approximately $10 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004, will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the nine months ended September 30, 2004, we reached our $10 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2004, we increased this liability by $154,000, for accretion of interest. During the nine months ended September 30, 2005, we increased this liability by an additional $556,000, for accretion of interest. The total liability of $16.3 million is reflected on our balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. Our anticipated share of this capital investment is approximately $14.0 million. At September 30, 2005, we have paid $6.0 million and accrued $500,000 and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment—Roche.” This asset will be amortized to cost of goods sold based on the units of Fuzeon sold during the collaboration period. We estimate that as of September 30, 2005, this asset has a remaining useful life of approximately 11 years. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. In addition, other peptide drug candidates discovered under our collaboration with Roche, including T-1249, can be manufactured using this same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Pursuant to the Manufacturing Amendment, the use of Roche owned facilities in Boulder for the manufacture of Fuzeon will result in a credit to the collaboration if used to produce other products. During the period from July 2004 through June 2005 another product was produced using these facilities that resulted in a credit to the collaboration. Our share of this credit is approximately $900,000 and has been recorded on our balance sheet as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to Fuzeon if the facility had remained under utilized.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at September 30, 2005. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$23,274	3.68%
Investment securities - available-for-sale-fixed rate	16,562	3.79%
Overnight cash investments—fixed rate	269	2.89%

Total investment securities	$40,105	3.72%

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of September 30, 2005. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Stockholders’ Meeting held on August 9, 2005:

	For	Withheld
Election of the following Directors:
Felix J. Baker, Ph.D.	18,893,233	1,045,727
Charles A. Sanders, M.D.	18,865,732	1,073,228
Kevin C. Tang	19,099,699	839,261

	For	Against	Abstain	No Vote
Appointment of KPMG LLP as independent accountants for the year ended December 31,2005	19,091,023	33,896	4,041	—

Vote to approve an amendment to Trimeris’ Fourth Amended and Restated Certificate of Incorporation to declassify the board of directors, effective 2007	19,811,497	113,935	13,528	—

Vote to approve an amendment to Trimeris’ Fourth Amended and Restated Certificate of Incorporation to provide that, effective 2006, director nominees be elected by the affirmative vote of the majority of votes cast at an annual meeting of stockholders	19,389,746	546,437	2,777	—

Vote to approve an amendment to increase the number of shares of common stock available for issuance under the Stock Incentive Plan by 350,000 shares to a total of 5,752,941 shares of common stock	15,251,312	1,725,020	17,275	2,945,353

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc.
(Registrant)

November 8, 2005	By:	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky
Chief Executive Officer

November 8, 2005	By:	/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

November 8, 2005	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Director of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Second Amended and Restated Bylaws of the Registrant.

31.1	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Steven D. Skolsky as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.