Form 10-K
period 2005-12-31
TRIMERIS INC
filed 2006-03-10
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2005 was approximately $177,012,000 (based on the last sale price of such stock as reported by the Nasdaq National Market System on June 30, 2005).

The number of shares of the registrant’s common stock outstanding as of March 6, 2006 was 22,069,383.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

TRIMERIS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

We aspire to become a premier, fully integrated biotechnology company dedicated to innovating therapy for viral diseases. Our strategy is to create value for patients, caregivers, employees and stockholders by discovering, developing, and commercializing novel medicines that save and improve lives. Our strengths include a leadership position in HIV viral entry, world-class peptide drug development and commercialization expertise and a proven collaborative partner.

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

Roche is manufacturing Fuzeon drug substance in its Boulder, Colorado facility. Roche uses this drug substance to produce Fuzeon finished drug product at their manufacturing facility in Basel, Switzerland. Fuzeon is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

Commercial sales of Fuzeon began in the United States in March 2003. Under our collaboration agreement with Roche, we share profits equally from the sale of Fuzeon in the United States and Canada. During 2005, net sales of Fuzeon in the United States and Canada grew 32% to $112.7 million from $85.7 million in 2004 and were $28.3 million in 2003. Net sales outside the United States and Canada grew 93% in 2005 to $95.5 million, compared to $49.5 million in 2004 and were $8.2 million in 2003. Unit sales of Fuzeon are expressed in kits shipped. A kit represents a one-month supply of Fuzeon for a patient. During 2005, Roche sold and shipped approximately 72,000 kits to wholesalers in the United States and Canada.

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

Our goal is to continue to strengthen and expand our fusion inhibitor franchise. In January 2004, we announced an extension of our research agreement with Roche to discover, develop and commercialize the next generation of HIV gp41 peptide fusion inhibitors. The research agreement focuses on the discovery of new HIV gp41 peptide fusion inhibitors with enhanced efficacy and resistance profiles along with the investigation of improved formulation and delivery technologies to enable less frequent and more convenient administration of peptide fusion inhibitors. Our objective is to develop an HIV gp41 fusion inhibitor that can be administered with significantly less frequent dosing. In connection with our efforts under the research plan, Roche and Trimeris announced in January 2006 the selection of two peptides, named TRI-1144 and TRI-999, for pre-clincal development and progression into further pre-clinical studies. We are currently in discussions with Roche to define the research plan and budget for 2006. Although, the research agreement itself does not require that a specific amount be spent on any annual research plan either party has the option, at their discretion, to supplement the budgeted research plan at their own additional expense.

We are also working with Roche to develop improvements in delivery, convenience and other enhancements to Fuzeon. We believe that any product enhancements made to Fuzeon could potentially be applied to other HIV gp41 peptide fusion inhibitors as well. We have also established discovery programs outside the scope of our Roche collaboration, which are focused on the development of small molecule HIV entry inhibitors that could be administered orally.

Commercial Products

Fuzeon

Fuzeon is our first marketed product for the treatment of HIV. The FDA has approved the use of Fuzeon in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The standard approach to treating HIV infection has been to lower viral loads by using a combination of drugs. There are twenty-six FDA-approved drugs for the treatment of HIV.

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

Commercial Results

Under our collaboration agreement with Roche, Trimeris and Roche share profits from the sale of Fuzeon in the United States and Canada equally. This amount is reported as collaboration income (or loss), as a component of revenue, in the Statements of Operations. Collaboration income/loss is calculated as follows: Total gross sales of

Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. For the year ended December 31, 2005, net sales of Fuzeon in the United States and Canada totaled approximately $112.7 million compared to $85.7 million in 2004 and $28.3 million in 2003. During the year ended December 31, 2005, the gross profit from the sale of Fuzeon exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of Fuzeon in the United States and Canada of $8.6 million. During the year ended December 31, 2004 and 2003, sales, marketing and other expenses exceeded the gross profit from the sale of Fuzeon resulting in the Company’s share of operating loss of $16.1 million and $25.5 million, respectively. Unit sales of Fuzeon are expressed in kits shipped. A kit represents a one-month supply of Fuzeon for a patient. For the year ended December 31, 2005, Roche sold and shipped approximately 72,000 kits compared to 59,000 kits in 2004 and 19,000 kits in 2003. The number of kits shipped and the resulting sales levels may not remain constant and may increase or decrease in the future.

Fuzeon is widely available through retail and specialty pharmacies across the U.S. Revenue from Fuzeon sales is recognized when Roche ships drug and title and risk of loss passes to wholesalers. All sales are recorded by Roche.

Under our collaboration agreement with Roche, we receive a royalty based on net sales of Fuzeon, as recorded by Roche, outside the United States and Canada. For the year ended December 31, 2005, net sales of Fuzeon, as recorded by Roche, outside the United States and Canada were $95.5 million compared to $49.5 million in 2004 and $8.2 million in 2003. Fuzeon is commercially available in over fifty-three countries, including all the major countries in Europe.

Regulatory

In October 2004, the FDA granted full approval to Fuzeon. The FDA had previously granted accelerated approval to Fuzeon on the basis of 24-week data in March 2003. Accelerated approval is a special regulatory status designed to expedite the approval of therapies for serious or life-threatening illnesses, which provide meaningful benefit to patients over existing treatments. The traditional approval of Fuzeon was based on results from two Phase III clinical trials, called TORO-1 and TORO-2, over 48 weeks, which confirmed the durable efficacy and safety of Fuzeon-based regimens.

In September 2002, Roche filed an application for European marketing approval. Roche received marketing approval under exceptional circumstances from the European Medicines Evaluation Agency, or EMEA, for use of Fuzeon in the European Union in May 2003. Roche submitted a full analysis of 48-week clinical data to the Committee for Human Medicinal Products, or CHMP, in December 2003 seeking a label change for Fuzeon. In April 2004, the CHMP recommended inclusion of the 48 week data in the label. This was followed by approval by the EMEA for this label change in June 2004. This approval allows Roche to market Fuzeon using the full 48 week safety and efficacy data. Outside the United States and the European Union, Roche has received approval and reimbursement for Fuzeon in over fifty-three countries, and is in the process of negotiating reimbursement from additional countries in which they plan to market Fuzeon.

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

Roche performs the fill-finish and all final product storage and packaging operations for Fuzeon. Raw materials and supplies required for the production of Fuzeon, are generally available from various suppliers in quantities adequate to meet our needs. Each of our third-party service providers, suppliers and manufacturers are subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products, including as a result of a failure of Roche’s or a our third-party service provider’s facilities to pass any regulatory agency inspection, could significantly impair our ability to sell Fuzeon.

We believe that Roche’s existing manufacturing facilities and outside sources will allow us to meet our near-term and long-term manufacturing needs for Fuzeon. Roche’s manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the EU and other regulatory authorities.

2005 Results and 2006 Key Initiatives

Given the demonstrated efficacy, durability and safety of Fuzeon-based therapies in treatment experienced patients, we are focusing much of our promotional efforts on three primary objectives: expanding the adoption and initiation of therapy with Fuzeon, enhancing retention of patients on therapy, and ensuring full access for individuals that have been prescribed Fuzeon. We have developed and are implementing specific programs that address these three objectives. These programs complement our other ongoing marketing and sales efforts and specifically address the issues pertaining to chronic use of an injectable therapy.

Trimeris and Roche have launched a nationwide, comprehensive nursing support program—Fuzeon Nurse Connections (“Connections”). This program is designed to augment the existing dedicated patient treatment hotline know as the Fuzeon Answer Center (“FAC”). Connections is a program staffed by experienced nurses, fully trained on the preparation and administration of Fuzeon with other HIV therapies. Connections nurses travel to patients’ homes or physicians’ offices, providing supplemental assistance with the proper administration and use of Fuzeon. All patients receiving Fuzeon are eligible for Connections support. During 2005, over 1,500 patients were visited by Connections nurses—85% of whom were new to, or just initiating, Fuzeon therapy. The direct, personal support provided by Connections is supplemented by the FAC, a virtually full-time dedicated nursing call center for Fuzeon patients. FAC provides remote assistance with drug preparation, administration, and the management of ongoing therapy. During 2005, the FAC received approximately 3,000 calls from patients. We believe that these adherence and persistency initiatives will continue to improve patient retention from the first week of therapy initiation and address some of the issues identified in our field experience to date.

We continue to expand our medical education and promotional campaigns. A great deal of the focus for these campaigns in 2005 was directed towards communication of the “Fuzeon effect,” or “Fuzeon factor,” as referred to by some HIV investigators. Late in 2004, data from the TORO I and II studies were presented at the Infectious Diseases Society of America (“IDSA”) meeting, that indicated that the combination of Fuzeon with an active, boosted protease inhibitor leads to maximal viral suppression (<400 copies of virus/ml3) in the majority (55%) of patients as compared to less than 25% of patients not receiving Fuzeon—thus the “Fuzeon factor”.

In subsequent scientific meetings throughout 2005, data from four other studies, involving two other active boosted protease inhibitors, RESIST I and II for Tipranavir (Boehringer-Ingelheim) and POWER I and II for TMC-114 (Tibotec, Inc.), validated the “Fuzeon factor” observed in the TORO trials. The data from these trials consistently demonstrate that undetectable viral load was achieved in the majority of patients when Fuzeon was combined with these active antiretroviral drugs. The strength of this data led the Department of Health and Human Services, or DHHS, to revise its guidelines on the management of HIV/AIDS to state that viral re-suppression is the goal of therapy for treatment experienced patients. These guidelines specifically indicate that patients who receive more active drugs (e.g. an active ritonavir-boosted protease inhibitor and Fuzeon), had a better and more prolonged virologic response. During the later part of 2005, this information and the recommendations from the HIV treatment guidelines began to be conveyed both in medical education and promotional initiatives. We anticipate that these guidelines will be increasingly applied in clinical practice as we disseminate this information more widely in 2006.

The ability to combine Fuzeon with active, newly approved drugs, or drugs in late stages of clinical development, provides treatment-experienced patients with the opportunity to fully re-suppress HIV replication. In order to facilitate immediate access to Fuzeon for treatment-experienced patients involved in studies of new, active agents, Trimeris and Roche continue to support the Fuzeon Accelerated Simultaneous Access Program (“ASAP”). This program provides immediate access to Fuzeon for patients who are starting treatment with Fuzeon in combination with an investigational anti-HIV drug obtained through an expanded access program (EAP). Fuzeon ASAP helps to facilitate simultaneous initiation of Fuzeon with an active investigational agent, in a regimen deemed medically appropriate by a physician. For patients starting treatment with Fuzeon in combination with an investigational drug in expanded access, Fuzeon ASAP provides up to a 90-day supply of Fuzeon at no cost to the patient. Upon request, patient support and adherence programs, including Connections nurse visits, are provided to help facilitate successful initiation and continuation of therapy. Trimeris and Roche cannot ensure access to Fuzeon for all patients beyond the initial 90 days if reimbursement is not then established. However, reimbursement assistance is available to assist in securing coverage for continued Fuzeon use.

Our efforts to further enhance a patient’s ability to initiate and remain on Fuzeon containing therapies continued in 2005, as we presented data from and initiated additional studies assessing the acceptance and utility of novel subcutaneous injection (SCI) delivery systems. Among these are the Becton Dickinson 31 gauge, thin-walled syringe/needle (BD Ultrafine II) and the Biojector 2000 (B2000) needle-free delivery system.

The BD Ultrafine II syringe is a shorter, insulin-type of needle that may afford more consistent SCI dosing, as compared to the currently provided 27 gauge needle; this may lead to improvement in the incidence or severity of potential injection site reactions associated with Fuzeon administration. The BD Ultrafine II was evaluated in the Phase IIIb/IV study known as T-20 Qualité. Initial results from the first 100 patients enrolled in this study were reported at the International AIDS Society meeting in July 2005. These data indicated a low overall incidence of injection site reactions among patients using the BD Ultrafine II for Fuzeon administration; a majority of patients had either no or only minor injection site reactions at the end of 12 weeks. Patients in the study also reported that quality of life parameters were improved with Fuzeon over the 12-week period observed. Full data from this study are anticipated in mid-2006. In addition, we continue to receive numerous anecdotal reports from clinicians whose patients report positive experiences with the use of the BD Ultrafine II. Clinicians and patients considering or already using Fuzeon as part of their HIV regimens can readily access the BD Ultrafine II needle and syringe through their preferred pharmacies.

The B2000 has been used to deliver millions of injections in a wide range of healthcare settings since receiving FDA approval in 1996. The B2000 needle-free injection works by forcing medication rapidly through a tiny orifice held against the skin, creating a fine stream of fluid that penetrates the skin and deposits medication in the subcutaneous tissue. Positive data from the T-20 405 bioequivalence study of the B2000 needle-free device (versus standard needle/syringe) formed the basis for a supplemental NDA application (sNDA) to the FDA in May 2005 to include use of the B2000 for administration in the Fuzeon label. In November, 2005, the FDA issued an approvable letter regarding the B2000 sNDA. In its reply, the FDA indicated that the filing was approvable pending receipt of the final study report from the ongoing ENF-404 or WAND (With a Needle-Free Device) study, a randomized, open-label, two-way, cross-over study assessing the tolerability of the B2000 device for administration of Fuzeon. We anticipate that this report will be available and provided to the FDA in the second half of 2006. In the interim, we are initiating studies with Fuzeon that will include the use of the B2000 system, namely the BLQ (Below Levels of Quantification) study and the BOSS (Biojector 2000 Observational Safety and Satisfaction) study. These studies will commence during the first half of 2006. The BLQ study will assess the use of Fuzeon in combination with TMC-114/ritonavir, while the BOSS study will focus on the use of the B2000 system in patients at risk of discontinuing Fuzeon therapy due to injection related difficulties. In addition, Bioscrip, a specialty pharmacy, continues to enroll patients in its medical use evaluation of alternative administration systems for Fuzeon, which includes the B2000 system free of charge.

Current and Future Fuzeon Clinical Trials

We expect to continue our ongoing clinical trials as well as initiate new clinical trials with Fuzeon during 2006. These trials will focus on the following primary needs for current and potential Fuzeon patients: evaluation of new delivery systems that may reduce needle-phobia and/or ameliorate the rate/severity of injection site reactions; the effect of Fuzeon in patients with less treatment experience than in our TORO trials; and the potential for reducing other anti-HIV drug related toxicities and/or adverse events. The table below summarizes our current on-going, or recently completed, clinical trials.

Name	Description
T20-401	Pilot trial of once daily administration of Fuzeon vs. standard twice daily regimen.

ENF-404	Multi-dose crossover study comparing needle-free injection device vs. standard needle/syringe with self-administration.

T20 Qualité	Quality of life study of 31 g needle and insulin syringe.

T20 Intense	Comparative trial in earlier line patients assessing ongoing Fuzeon use compared to an induction/ maintenance approach.

T20 SwitchTox	An assessment of the substitution of ARV’s associated with undesirable side-effects/toxicities in favor of Fuzeon.

T20 BLQ	An assessment of Fuzeon in combination with an investigational protease inhibitor.

The ENF-404 trial involves the use of the currently approved Biojector 2000 needle-free injection device manufactured by Bioject Medical Technologies, Inc., described above.

Collaborations

Roche

We have entered into a worldwide agreement with Roche to develop and market Fuzeon and T-1249, or a replacement compound. Our agreement with Roche grants them an exclusive, worldwide license for Fuzeon and T-1249 and certain other peptide compounds in the field of HIV. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We will share development expenses and profits for Fuzeon and T-1249, or a replacement compound, in the United States and Canada equally with Roche. Outside of the United States and Canada, Roche will fund all development costs and pay us royalties on net sales of Fuzeon and T-1249, or a replacement compound, for a specified term. In addition, the agreement calls for Trimeris to receive up to $68.0 million in upfront and milestone payments, of which we have achieved $28.3 million as of December 31, 2005. Our collaboration with Roche is a contractual one and is not a separate legal entity. Consequently, we have no investment in any collaboration entity. All assets used in the manufacture of Fuzeon by Roche are owned and operated by Roche.

Roche is responsible for the sales, marketing and distribution of Fuzeon; all sales are made through their sales force. The results of our commercial operations are reported on our financial statements as “Collaboration profit/loss” which is calculated as follows: Total gross sales of Fuzeon by Roche in the United States and Canada is reduced by estimates for discounts, rebates and returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s 50% share of the operating income or loss is reported as collaboration income or loss. This information is disclosed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Collaboration Income/Loss.”

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

We recognize 50% of the total Collaboration gross profit/loss, which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for Fuzeon. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future Fuzeon sales and return expectations where necessary. Expected returns of Fuzeon kits are generally low as Fuzeon has a high Wholesale Acquisition Cost, or WAC, compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because Fuzeon requires twice daily injections. Consequently wholesalers tend to stock only the necessary volumes of Fuzeon inventory. We believe that, on average, wholesalers hold about 1.5 to 2 weeks supply that has been sold by Roche to wholesalers, but not yet purchased by patients. For the past three years, we have observed some seasonality in wholesaler purchasing patterns with wholesalers tending to increase on hand supplies of Fuzeon to roughly 4 weeks during the fourth quarter. The current shelf life of Fuzeon is 36 months. Roche reviews the estimates discussed above on a quarterly basis and adjusts estimates as appropriate for changes in facts or circumstances. This estimate reduces our share of collaboration income or loss under our collaboration agreement.

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of Fuzeon. The Manufacturing Amendment amends and supplements the terms of the collaboration agreement and addresses several aspects of the parties’ collaboration related to the manufacture of Fuzeon. According to the terms of the Manufacturing Amendment, Roche will be responsible for all decisions regarding future Fuzeon manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the collaboration agreement) sold in the US and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will govern the conversion schedule into product of supply chain materials that are in inventory as of that date.

The Manufacturing Amendment also sets forth the terms for which Roche-owned, Fuzeon manufacturing equipment and facilities in Boulder may be used for the manufacture of other products. In addition, the Manufacturing Amendment provides for the Company’s payment of certain pre-launch inventory carrying costs related to the sale of Fuzeon and Roche’s payment to the Company of an outstanding manufacturing milestone payment under the collaboration. The Manufacturing Amendment also outlines certain methodologies for the allocation of standard cost variances between the parties, the sharing of financial data related to Fuzeon manufacturing, and the methodology for calculating currency conversions. For further discussion of accounting matters related to the Manufacturing Amendment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Item 15, Footnote 9—“Roche Collaboration.”

We have also entered into a research agreement with Roche to discover, develop and commercialize additional anti-HIV gp41 fusion inhibitor peptides. Pursuant to the agreement, Trimeris and Roche agreed to share the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV gp41 fusion inhibitor peptides created after July 1, 1999. Although the research agreement itself does not require that a specific amount be spent on any annual research plan either party has the option, at their discretion, to supplement the budgeted research plan at their own additional expense. We and Roche share expenses equally for work done pursuant to the research plan. At present, we are in discussions with Roche to define the research plan and budget for 2006. Our agreement with Roche grants them an exclusive, worldwide license for these peptides. Either party may terminate the agreement as a whole or for a particular drug, country or countries in its sole discretion with advance notice. In February 2006, we announced that Trimeris and Roche had renewed the joint research obligations under the agreement through December 31, 2006.

Array Biopharma

In June 2004, we announced the renewal of an agreement with Array Biopharma Inc., or Array, to discover small molecule entry inhibitors directed against HIV. The terms of the agreement are substantially similar to those of the initial agreement, signed in August 2001. Over the course of the agreement, Array has received research funding and the right to receive milestone payments and royalties based on the success of this program. In connection with the agreement, as amended, Trimeris has screened a library of small molecule compounds created by Array against HIV entry inhibitor targets. We have completed screening of these compounds for activity in our assays and have completed the process of evaluating these compounds as possible clinical candidates. The research term of the agreement expired according to the terms of the agreement on December 31, 2005. There are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

Neokimia, Inc.

In 2002, we entered into an agreement with Neokimia Inc., or Neokimia, to discover and develop small molecule HIV fusion inhibitors. We have initially screened a library of small molecule compounds provided by Neokimia and Neokimia will use its proprietary drug discovery platform to optimize any lead compounds with the goal of identifying one or more preclinical drug candidates. Neokimia has provided the initial library of compounds on a nonexclusive basis but will work exclusively with us on the HIV gp41 fusion protein target during the term of the collaboration. In 2003, we exercised our option to select an additional target related to HIV fusion to add to the collaboration. The research performed under the collaboration has been performed pursuant to a research plan that has been mutually agreed upon by the parties. The term of this research plan has concluded. In December 2003, Neokimia merged with Tranzyme, Inc., or Tranzyme, and Tranzyme acquired Neokimia’s rights and obligations under the 2002 agreement. There are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

ChemBridge Research Laboratories, Inc.

In June 2005, we entered into a drug discovery and development agreement with ChemBridge Research Laboratories, Inc., or CRL. Under the terms of the agreement, Trimeris and CRL will work together to discover and develop small molecule inhibitors of HIV. Specifically, pursuant to the agreement, we are working with CRL to identify small molecule inhibitor compounds against two HIV entry targets. Trimeris and CRL will collaborate to identify orally active lead compounds and then optimize preclinical candidates. Trimeris will be responsible for preclinical and clinical development, manufacturing, regulatory and commercial activities on a worldwide basis for all compounds and products resulting from the collaboration. Trimeris will provide funding to CRL to support medicinal chemistry efforts, and CRL will work exclusively with us on these programs. CRL will be eligible to receive milestone payments based on the achievement of specific development and commercial events and may also be eligible to receive royalties on net product sales.

Research

As part of our business strategy, we conduct research and development activities both internally and with our collaborative partners. Our research efforts focus primarily on treating viral diseases by identifying novel mechanisms for blocking viral entry. In total, our research and development (R&D) expenses for 2005 were $18.3 million, compared with $21.3 million for 2004, and $36.8 million for 2003.

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

Currently marketed antiviral therapies typically target specific enzymes that viruses use to replicate. Other compounds that are in clinical development, including ours, focus on the entry of the viruses into target cells. We have pioneered the discovery and development of a new class of anti-HIV compounds, called fusion inhibitors, that prevents one of the crucial steps in viral entry from occurring by blocking the conformational rearrangement of HIV required to allow HIV to fuse with a host cell. Fuzeon is a first-generation fusion inhibitor that prevents HIV from entering and infecting cells. T-1249 is a rationally designed second-generation fusion inhibitor. Our next generation peptides are also rationally designed peptides with the goal of being long-acting and having an enhanced resistance profile as compared to Fuzeon.

Next Generation HIV gp41 Peptide Fusion Inhibitors.

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

In January 2006, Roche and Trimeris announced the selection of two next-generation fusion inhibitor peptides for co-development and progression into further pre-clinical studies. The peptides, TRI-1144 and TRI-999, first synthesized at Trimeris, are distinct compounds derived from HR2 sequences of HIV. In connection with the announcement of the selection of two next-generation fusion inhibitor peptides for co-development and progression into further pre-clinical studies, Trimeris received a payment from Roche of $2.5 million.

TRI-1144 and TRI-999 are being developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also central to the development program is increased patient convenience via simpler, more patient-friendly administration, with a target of once-weekly dosing. In February 2006, data was presented at the Conference on Retroviruses and Opportunistic Infections (CROI) indicating that these peptides possess potent antiviral activity and durable control of HIV replication in vitro, with desirable pharmacokinetic properties in vivo.

More specifically, the studies presented at CROI included evaluations of these peptides in three key areas:

•	Potency against Fuzeon -sensitive viruses: Both TRI-1144 and TRI-999 demonstrated potent in vitro activity against a panel of 12 clinical isolates with varying degrees of sensitivity to Fuzeon. Potency against this panel of Fuzeon-sensitive viruses was up to seven times greater than that of Fuzeon.

•	Activity against Fuzeon -resistant viruses and genetic barrier to resistance: TRI-1144 and TRI-999 demonstrated substantial improvements in activity compared to Fuzeon (greater than 150 to 250-fold, respectively) against viruses with Fuzeon -related resistance. In addition, acquisition of resistance to the two new peptides was very difficult to derive in vitro, as evidenced by prolonged and repeated exposure to the HIV virus in passaging studies. Together, these results suggest a substantially higher genetic barrier to development of resistance for TRI-1144 and TRI-999.

•	Phamacokinetic properties: TRI-999 and TRI-1144 demonstrated slow, extended clearance properties in monkeys, equal to six- and four-fold greater than Fuzeon, respectively, as well as subcutaneous bioavailability of greater than 80 percent.

In the near future, we plan to proceed to advanced formulation studies and preclinical toxicology studies with one or both of these peptides. The results of these studies will determine how rapidly we move towards naming a clinical candidate. These activities will fall under our research agreement with Roche. At present, we are currently in discussions with Roche to define the research plan and budget for 2006.

Other Research Programs

Fuzeon Product Optimization.    We believe we may be able to improve upon the potential product attributes of Fuzeon by enhancing methods of delivery. Fuzeon is currently delivered via a twice-daily subcutaneous injection. We believe that incremental improvements in delivery convenience could enhance its market acceptance resulting in enhanced adoption, broader use and improved therapy adherence over time. We are currently working with Roche to explore more convenient delivery, such as use of smaller gauge needles, needle-free delivery devices and other enhancements. We continue to evaluate the ability to administer Fuzeon once daily with the current formulation in the clinical trial known as T20-401.

Small Molecule HIV Entry Inhibitors.    We also have discovery programs that are focused on orally available small molecule HIV entry inhibitors. The development of small molecule HIV entry inhibitors is not within the scope of our collaboration with Roche. We have entered into separate agreements with Array BioPharma, Inc., Neokimia, Inc., and ChemBridge Research Laboratories, Inc. to discover small molecule entry inhibitors of HIV. While the research phases of the collaborations with Array and Neokimia are currently dormant, the collaboration agreements remain in effect.

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

Roche previously had entered into an exclusive distribution arrangement with Bioscrip, Inc., a specialty pharmacy, to distribute Fuzeon in the United States however, this exclusive arrangement terminated in 2004. Fuzeon is currently widely available through retail and specialty pharmacies across the U.S.

Patents, Proprietary Technology and Trade Secrets

Our success will depend, in part, on our ability, and the ability of our collaborators or licensors, to obtain protection for our products and technologies under United States and foreign patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties.

We own or have exclusive licenses to 40 issued United States patents, numerous pending United States patent applications, and certain corresponding foreign patents and patent applications. Most of our United States patents issued to date are currently set to expire between 2013 and 2022.

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

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license we are required to pay the New York Blood Center a royalty equal to one-half of one percent of the net sales of Fuzeon up to $100 million in a calendar year, and one-quarter of one percent of net sales in excess of $100 million for that calendar year. We recognized expense of approximately $717,000, $575,000 and $179,000 during 2005, 2004 and 2003, respectively, for royalty payments due to the New York Blood Center related to the sales of Fuzeon.

Competition

We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. Fuzeon and any other HIV fusion inhibitors we may develop will compete with numerous existing therapies. For example, there are 26 different drugs that are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

Fuzeon is delivered via twice daily subcutaneous injections, each delivering 90 mg of Fuzeon. The other approved anti-HIV drugs are delivered orally at various dosing intervals. We believe that this delivery method is one factor that may limit its uptake as compared to other competing drugs. In addition, the Wholesale Acquisition Cost, or WAC, of Fuzeon is approximately $22,200 for one year of therapy. This price is significantly higher than any of the other approved anti-HIV drugs. Fuzeon’s price relative to other approved anti-HIV drugs may also limit patient demand.

The standard of care for the treatment of HIV is to administer a regimen that combines drugs from each of the different classes of anti-HIV drugs. In the event drug candidates are approved that are effective against HIV virus that has become resistant to currently approved drugs, we believe that using these drugs in combination with Fuzeon may provide patients with additional treatment options that do not currently exist. These drugs may be both competitive with Fuzeon in some cases, and synergistic with Fuzeon in other cases. The need for drugs that have a novel mechanism of action has stimulated interest in the inhibition of HIV entry into the cell. We believe that several companies are developing or attempting to develop HIV drug candidates that inhibit entry of the virus by targeting one of the HIV co-receptors (i.e. either CCR5 or CXCR4). Several companies including GlaxoSmithKline PLC, Pfizer, Inc., and Schering Plough Corp, are or have been developing CCR5 inhibitors that inhibit entry of the virus into the cell through a different mechanism. These compounds are in various stages of development and none are currently approved by the FDA.

Other companies, including Panacos, Gilead, and Merck, are in early stages of development of new classes of drugs that target novel steps in the viral life cycle (e.g. maturation inhibitors and integrase inhibitors).

We anticipate that we will face intense and increasing competition in the future as these and other new products enter the market and advanced technologies become available. Existing products or new products for the treatment of HIV developed by our competitors may be more effective, less expensive, or gain wider acceptance by patients and physicians than Fuzeon or any other products eventually commercialized by us.

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

While our experience to date is that new, active HIV drugs and those in clinical development have been used synergistically with Fuzeon in order to achieve maximal viral suppression in treatment experienced patients we cannot guarantee that this will translate into increased patient adoption. Our competitors may develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than we can. Our competitors may succeed in commercializing products more rapidly or effectively than we can, which could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

Drugs are also subject to extensive regulation outside the U.S. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries in the European Union (which includes most of the major countries in Europe). If this procedure is not used, under a decentralized system an approval in one country of the European Union can be used to obtain approval in another country of the European Union under simplified application process. After approval under the centralized procedure, pricing and reimbursement approvals are also required in most countries.

Even after FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved.

Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market. Any adverse event, either before or after marketing approval, could result in product liability claims against us. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties.

If we seek to make certain changes to Fuzeon or any other approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need FDA review and approval before the change can be implemented.

The FDA, the FDA’s European counterpart the EMEA, and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to providing approval to market a product. If, after receiving clearance from regulatory agencies, a material change is made in manufacturing equipment, location, or process, additional regulatory review and approval may be required. Roche and we also must adhere to current Good Manufacturing Practices, or cGMP, and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA, the EMEA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, it is determined that the equipment, facilities, or processes used in the manufacture of Fuzeon do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. Companies must comply with all applicable FDA requirements. If they do not, they are subject to the full range of civil and criminal penalties available to the FDA.

We and Roche are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Roche’s and our activities relating to the sale and marketing of Fuzeon may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed.

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

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently Fuzeon is covered by Medicaid in all 50 states, 43 of the state and territorial AIDS Drug Assistance Programs, or ADAPs, and a majority of private insurers. However there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that can receive reimbursement for Fuzeon under their plans, and other payors may require co-payments by the patient in order to receive reimbursement for Fuzeon that are significantly higher than those required for other anti-HIV drugs. We and Roche will continue to actively address these issues during 2006. Outside the United States, Roche has negotiated for reimbursement in most of the major markets.

Human Resources

As of March 6, 2006, we had 90 full-time employees, including a technical scientific staff of 56. None of our employees are covered by collective bargaining arrangements and management considers relations with our employees to be good.

Website

Our website address is www.trimeris.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website directly to our reports.

ITEM 1A.    RISK FACTORS

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

Fuzeon is delivered via a twice daily dosing by injection under the skin. All of the currently approved drug treatments for HIV are delivered orally. Patients and physicians may not readily accept daily injections of an anti-HIV drug treatment, which would limit their acceptance in the market. This delivery method may limit the use of Fuzeon compared to other competing drugs. Moreover, because peptides are expensive to manufacture, the price of Fuzeon is higher than the prices of currently approved anti-HIV drug treatments. The WAC of one year’s supply of Fuzeon in the United States is approximately $22,200. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of Fuzeon in combination with other anti-HIV drugs, and is more restrictive than the indication for other approved anti-HIV drugs. Physicians may not readily prescribe Fuzeon due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

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

We have sustained operating losses since our inception, and these losses may continue.

As of December 31, 2005, our accumulated deficit since beginning our operations in January 1993 was approximately $378.5 million. We had net losses of approximately $8.1 million in 2005, approximately $40.1 million in 2004, and approximately $65.7 million in 2003. Since inception, we have spent our funds on our drug development efforts relating primarily to the development of Fuzeon and T-1249. If Fuzeon sales levels do not increase beyond their current levels, we expect that we will incur losses for the foreseeable future and that these losses may increase as we continue our research and development, preclinical testing, clinical trial and regulatory approval efforts. Short-term periods of profitability may be observed but may not be sustainable over the near term. For example in the quarter ended December 31, 2005, the Company recognized $3.8 million in net income as a result of operations. However, there can be no assurance that we will become profitable on a sustained basis, even if we do achieve increased Fuzeon sales levels.

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

Our business may require substantial additional capital, which we may not be able to obtain on commercially reasonable terms, we could be required to cut back or stop certain operations if we are unable to raise or obtain needed funding.

Our total cash, cash equivalents and short-term investments at December 31, 2005 was $36.9 million, down from $48.4 million at December 31, 2004. Our future capital requirements and level of expenses will depend upon numerous factors, including the costs associated with:

•	our research and development activities;

•	our administrative activities including business development, marketing and sales efforts;

•	clinical trials, and

•	the consummation of possible future acquisitions of technologies, products or businesses.

Our ability to continue investing in future products will depend on our cash position. We have undertaken numerous measures to increase sales and increase operating efficiencies in order to slow our cash burn. While for the fourth quarter of 2005 we were profitable, we can give no assurance that we will in fact operate profitably in the future.

If Roche does not meet its contractual obligations to us, our research and development efforts and the regulatory approval and commercialization of our drug candidates could be delayed or otherwise materially and adversely affected.

We have entered into an agreement with Roche to develop and market Fuzeon and T-1249, or a replacement compound, worldwide, manufacture clinical and commercial quantities of these compounds, and help conduct our clinical trials of these compounds. In addition to sharing with us the development expenses and profits for these compounds in North America and paying us royalties on net sales of these compounds outside of those countries, the agreement calls for Trimeris to receive up to $68 million in upfront and milestone payments, of which we have achieved $28.3 million as of December 31, 2005. In addition, we have entered into a research agreement with Roche to discover, develop and commercialize other anti-HIV fusion inhibitor peptides. In February 2006, the joint research plan under the agreement was renewed through December 31, 2006. Our reliance on Roche in connection with joint research activities poses a number of risks, including the following:

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

We currently have insufficient internal resources to support and implement worldwide sales, marketing and distribution of pharmaceuticals. We currently rely on Roche for the sales, marketing and distribution of Fuzeon and plan to rely on Roche for these activities in connection with any other potential drug candidates covered by our collaboration with Roche, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to adequately market Fuzeon or our future drug candidates, if approved, we do not have the ability under our collaboration agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market Fuzeon or our future drug candidates by terminating our agreement, and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

Peptide-based therapeutics are made from long chains of molecular building blocks called amino acids. Fuzeon is a large peptide composed of a precise 36-amino acid sequence. Large peptides are difficult and expensive to manufacture because the process of creating commercial quantities of a large peptide is lengthy and complicated. We and Roche have selected Roche’s facility in Boulder, Colorado to manufacture commercial quantities of the bulk drug substance of Fuzeon. We and Roche have selected one of Roche’s manufacturing facilities to produce the finished drug product from such bulk drug substance through a process involving lyophilization, or freeze-drying. The process Roche is currently using to manufacture Fuzeon bulk drug substance requires approximately five months to complete and is extremely complicated, requiring over 100 separate, precisely controlled chemical reactions. Roche is currently manufacturing Fuzeon bulk drug substance on a commercial scale, and producing the finished drug product on a commercial scale. However, as a result of this complex manufacturing process, Roche may encounter unexpected difficulties or expense in manufacturing Fuzeon in the future.

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

We are currently in the process of finalizing an amendment to our research agreement with Roche that addresses several significant issues related to the research and development of our next generation drug candidates and we cannot guarantee that these negotiations will lead to a final agreement.

We are currently in discussions with Roche to attempt to clarify the responsibility of each of the parties with respect to important rights and obligations under our research collaboration agreement including, issues related to intellectual property, termination and the development of our next generation fusion inhibitors. In the event that a final understanding regarding these items is not reached, we could be exposed to significant financial risk and expense for which we had not previously expected to be responsible. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

If Roche does not re-new our current research agreement to discover, develop and commercialize novel peptide fusion inhibitors, we may not be able to proceed with the development of our most promising drug candidates.

We have entered into an agreement with Roche to discover, develop and commercialize novel peptide fusion inhibitors. This research agreement covers several of our most promising potential drug candidates. Annually, we and

Roche adopt a plan that outlines which research activities will be carried out and how costs will be shared under the agreement. However, prior to regulatory approval, either party has the option to decline to participate and share in the development plan of a given drug candidate. If Roche chooses to decline to participate during 2006 or to not re-new the research plan after 2006 when it expires, we may not be able to proceed with the development and/or commercialization of these candidates due to both funding and intellectual property limitations.

We may not be able to effectively develop our drug pipeline.

The antiviral peptides and small molecules in our research programs will require extensive additional development, testing and investment, as well as regulatory approvals, prior to commercialization. Our product research and development efforts may not be successful. Our drug candidates may not enter preclinical, nonclinical or clinical studies as, or when, anticipated or receive the required regulatory approvals. Moreover, our products, if introduced, may not be commercially successful.

While we have made great progress in advancing our two lead peptide candidates into advanced pre-clinical testing, many more levels of testing are required before a commercial product can be realized. The results of preclinical and initial clinical trials of products under development by us are not necessarily predictive of results that will be obtained from large-scale clinical testing. Clinical trials of products under development may not demonstrate the safety and efficacy of such products or result in a marketable product. Findings in nonclinical studies conducted concurrently with clinical studies could adversely impact the development of our products. In addition, the administration, alone or in combination with other drugs, of any product developed by us may produce undesirable side effects in humans.

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

Fuzeon and our other drug candidates that are successfully developed will compete with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example:

•	Approximately 26 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, Bristol-Myers Squibb, Gilead, Merck, Roche and Abbott Laboratories. Only one of these currently-approved drugs, Fuzeon, is a viral fusion inhibitor.

•	We believe that other companies may be currently engaged in research efforts to develop viral fusion inhibitors. To our knowledge, none of these potentially competing drug candidates have entered human clinical trials.

•	Several companies, including Panacos, Progenics Pharmaceuticals, Pfizer, Schering-Plough, Tanox, Inc., Gilead, Merck, Roche, Bristol-Myers Squibb and GlaxoSmithKline, are in early stage human clinical trials with anti-HIV drug candidates that target viral processes different from those targeted by currently approved anti-HIV drugs, and different from the viral fusion process that our drug candidates target.

We expect to face intense and increasing competition in the future as these new drugs enter the market and advanced technologies become available. We cannot assure you that existing or new drugs for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold than Fuzeon or any other drug treatment that we may develop.

We are investing additional resources in attempting to optimize Fuzeon’s current product profile, ranging from improved drug delivery and administration systems to evaluation of once-daily dosing with the current formulation of

Fuzeon. We cannot assure you that any of these or other product optimization efforts, ranging from laboratory feasibility testing to clinical trials involving smaller gauge needles or needle-free delivery systems including the Biojector B2000 system will be successful. The current sNDA filing with FDA for approval of the B2000 system administration option for Fuzeon may or may not be successful over the next 1-3 years.

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

The FDA may not accept our application to broaden the indication for Fuzeon administration or may request additional studies, which could have an adverse effect on our stock price.

Currently our only significant source of revenue comes from the sale of Fuzeon. We believe that the method of Fuzeon injection is a limiting factor in the acceptance of Fuzeon by patients and prescribing physicians. In order to address patient and prescriber concerns we are attempting to develop alternative administration options for Fuzeon. One such effort involves the Biojector 2000, or B2000, injection system, manufactured by Bioject Medical Technologies Inc. The B2000 system is a needle-free CO2-powered injector that disperses liquid medication through the skin. In May 2005, Roche, with the Company’s support, filed a supplemental new drug application, or sNDA, with the U.S. Food and Drug Administration for inclusion of B2000 information about the needle-free injection device in the Fuzeon labeling. In November 2005, the FDA issued an approvable letter for the Biojector 2000, requiring the submission of additional data from the WAND clinical trial. We expect to provide the data from this trial to the FDA in the second half of 2006.

We cannot assure that the FDA will ever accept our data submission or that we will be successful in our attempts to broaden the Fuzeon label to incorporate administration of Fuzeon with the B2000 need-free injector. The current sNDA filing with FDA for approval of the B2000 system administration option for Fuzeon may or may not be successful over the next 1-3 years.

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

Our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/ or commercialization of our drug candidates.

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

We cannot assure that the results of prior clinical trials will warrant further clinical trials or the submission of NDAs for any potential drug candidates. We may not be able to demonstrate that potential drug candidates that appeared promising in preclinical testing and early clinical trials will be safe or effective in advanced clinical trials that involve larger numbers of patients studied over longer durations. We may be required to redesign, delay or cancel our preclinical testing and clinical trials for some or all of the following reasons, any of which may adversely affect our results of operations:

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

We have incurred significant costs as a result of research and development, clinical trials, and the preparation and submission of the Fuzeon NDA to the FDA. We have continued to incur significant expenditures related to the manufacture, sale and marketing of Fuzeon. Under the current operating environment, excluding any extraordinary items, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 24 months. However, any reduction in Fuzeon sales below currently expected levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon or other compounds covered by our agreements, our capital requirements would increase substantially beyond our current expectations. We have an ongoing program of business development which may lead to the establishment of collaborative or licensing arrangements with third parties. In the event we enter into additional agreements with third parties, our expenditures may be increased.

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

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We and Roche have selected Roche’s facility in Boulder, Colorado to manufacture commercial quantities of the bulk drug substance of Fuzeon. We and Roche have selected one of Roche’s manufacturing facilities to produce the finished drug product from such bulk drug substance through a process involving lyophilization, or freeze-drying. The manufacture of pharmaceutical products requires significant expertise and capital investment. Moreover, under our agreement with Roche, we are required to reimburse a portion of the expenses incurred by Roche in connection with its manufacture of Fuzeon. Third-party manufacturers of pharmaceutical products often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturers, including Roche, may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce and market Fuzeon and our other drug candidates. The number of third-party manufacturers with the expertise and facilities to manufacture bulk drug substance of Fuzeon on a commercial scale is extremely limited. In addition, only a limited number of third party manufacturers have the capability to produce a finished drug product on a commercial scale through a process involving lyophilization.

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

Although we own or exclusively license more than 40 issued United States patents, and numerous pending United States patent applications, corresponding foreign patents and patent applications, including issued patents and patent applications relating to Fuzeon, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure how much protection, if any, our patents will provide if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us. Further, we cannot assure that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues or is otherwise published, we cannot assure that others have not filed patent applications for technology covered by our pending applications. Moreover, we cannot assure that we were the first to invent the technology, which, under U.S. patent law, is a prerequisite to obtaining patent coverage. In the event that a third party has also filed a U.S. patent application on the technology, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, i.e., which party was the first to invent. The costs of these proceedings can be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

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

Other companies, universities and research institutions conduct research and development efforts in market segments, including viral fusion inhibition and the treatment of HIV infection, where we and our collaborators focus research and development activities. While we are not aware of any patents held by these third parties that we believe will limit our ability to use, manufacture, market or sell Fuzeon or our potential drug candidates, these third parties may have obtained or may obtain patents that do so. We cannot assure that third parties will not assert patent infringement or other intellectual property claims against us or our collaborators with respect to technologies used in Fuzeon or our potential drug candidates. Any claims that might be brought against us relating to infringement of third party patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our drug development and commercialization efforts or other business operations. As a result of a patent infringement suit brought against us, we may have to cease or delay development activities, unless that party is willing to grant us rights to use its intellectual property. Thus we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential drugs. Those licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential drugs at all or we may encounter significant delays in drug development while we redesign potentially infringing drugs or methods.

Uncertainty relating to third -party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

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

The WAC of a one year’s supply of Fuzeon in the United States is approximately $22,200. A high drug price could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently Fuzeon is covered by Medicaid in all 50 states, 43 of the state and territorial AIDS Drug Assistance Programs, or ADAPs, and a majority of private insurers. However there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that they will provide reimbursement for Fuzeon, and other payors may require co-payments by the patient in order to receive reimbursement for Fuzeon that are significantly higher than those required for other anti-HIV drugs. We and Roche will continue to actively address these issues during 2006.

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

We have obtained an advanced medical technology policy which includes limited product liability insurance coverage for our clinical trials in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. However, insurance coverage is becoming increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against potential liabilities. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for drug candidates in development, but we cannot assure you that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. Furthermore, our collaborators or licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage or indemnification payments that may be obtained by us could have a material adverse effect on our financial condition.

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

If we are unable to meet or maintain the standards for maintaining internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, our stock price could be materially harmed.

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. In future years our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the Nasdaq National Market or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock.

We rely on our collaborative partner Roche to timely deliver important financial information relating to Fuzeon sales and expenses. In the event that this information is inaccurate, incomplete or not timely we will not be able to meet our financial reporting obligations as required by the SEC.

We and Roche have entered into a collaboration for the development and commercialization of certain therapeutic peptides for the treatment of HIV. Through this collaboration, the companies have successfully developed and brought to market the first viral fusion inhibitor for the treatment of HIV, Fuzeon. Under our collaboration agreement, Roche has significant control over the sale and distribution of Fuzeon to wholesalers. Roche sets the price of Fuzeon to wholesalers, along with any rebates and incentives, and the terms of any returns. Roche records all sales of Fuzeon.

As such, Roche has exclusive control over the flow of important information relating to the sale of Fuzeon that we require in order to timely and accurately report in our SEC filings. In addition, pursuant to Section 404 of the Sarbanes-Oxley Act we are required to maintain effective internal controls over financial reporting and disclosure controls and procedures. Roche endeavors to provide us with timely and accurate financial data related to the sale of Fuzeon so that we may meet our reporting requirements under federal securities laws. In the event that Roche fails to provide us with timely and accurate information, we may incur significant liability with respect to the federal securities laws, our disclosure controls and procedures under Sarbanes-Oxley and possibly be forced to restate our financials any of which could adversely affect the market price of our common stock.

Our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

Our charter requires that we indemnify our directors and officers to the fullest extent permitted by Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement of an action, suit or proceeding brought against any of them by reason of the fact that he or she is or was a director or officer of Trimeris. In addition, expenses incurred by a director or officer in defending any such action, suit or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and executive officers. In furtherance of these obligations, we maintain directors’ and officers’ insurance in the amount of $40 million. Our policies expire in October 2006. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of our insurance coverage may be decreased.

We are controlled by our management and other related parties.

As of January 1, 2006, our directors, executive officers and their affiliates beneficially owned approximately 20% of our issued and outstanding common stock. Accordingly, they collectively have substantial influence in the election of our directors and significant control over our management, business and policies. In addition, they may delay or prevent a transaction in which stockholders might receive a premium over the prevailing market price for their shares. They may exercise this influence in a manner that advances their best interests and not necessarily those of other stockholders

Available Information

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq National Market System under the Nasdaq symbol “TRMS” since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the foreseeable future. As of March 6, 2006, we had approximately 124 stockholders of record. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the Nasdaq National Market System. Such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Year ended December 31,
	2005		2004
	High	Low	High	Low
1st Quarter	$14.86	$11.19	$21.35	$14.14
2nd Quarter	$11.89	$9.65	$16.60	$13.06
3rd Quarter	$15.45	$9.82	$15.54	$10.58
4th Quarter	$15.79	$10.90	$16.16	$10.89

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

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Revenue:
Milestone revenue	$1,722	$2,152	$2,964	$1,133	$1,304
Royalty revenue	8,784	4,556	755	—	—
Collaboration income (loss)	8,553	(16,125)	(25,515)	—	—

Total revenue and collaboration income (loss)	19,059	(9,417)	(21,796)	1,133	1,304

Operating expenses:
Marketing expense	—	—	—	16,722	3,825
Research and development:
Non-cash compensation	418	159	(1)	250	(969)
Other research and development expense	17,856	21,154	36,824	50,976	59,409

Total research and development expense	18,274	21,313	36,823	51,226	58,440

General and administrative:
Non-cash compensation	450	311	767	1,645	1,905
Other general and administrative expense	8,986	9,840	7,810	9,340	8,048

Total general and administrative expense	9,436	10,151	8,577	10,985	9,953

Total operating expenses	27,710	31,464	45,400	78,933	72,218

Operating loss	(8,651)	(40,881)	(67,196)	(77,800)	(70,914)

Other income (expense):
Interest income	1,300	953	1,534	2,230	4,362
Net loss on disposal of equipment	(9)	—	—	—	—
Interest expense	(746)	(160)	(41)	(108)	(189)

Total other income (expense)	545	793	1,493	2,122	4,173

Net loss	$(8,106)	$(40,088)	$(65,703)	$(75,678)	$(66,741)

Basic and diluted net loss per share (1)	$(0.37)	$(1.86)	$(3.06)	$(3.93)	$(3.96)

Weighted average shares used in computing basis net loss per share (1)	21,736	21,608	21,460	19,272	16,870

Balance Sheet Data:
Cash and cash equivalents and investment securities—available-for-sale	$36,889	$48,402	$92,198	$149,182	$74,800
Working capital	40,733	49,204	75,741	128,389	51,636
Total assets	60,142	64,820	98,600	154,539	80,644
Long-term notes payable and capital lease obligations, less current installments	—	—	—	321	1,014
Accumulated deficit	(378,470)	(370,364)	(330,276)	(264,573)	(188,895)
Total stockholders’ equity	24,373	30,346	68,668	130,127	53,494

(1)	Computed on the basis described in Note 1 to Financial Statements.

Selected Quarterly Financial Data

(in thousands, except per share data)

(unaudited)

	Q1 2005	Q2 2005	Q3 2005	Q4 2005
Statements of Operations Data:
Revenue:
Milestone revenue	$431	$430	$431	$430
Royalty revenue	1,761	2,642	1,886	2,495
Collaboration income (loss)	(36)	1,313	2,243	5,033

Total revenue and collaboration income (loss)	2,156	4,385	4,560	7,958

Operating expenses:
Research and development:
Non-cash compensation	109	99	111	99
Other research and development expense	5,347	5,050	5,323	2,136

Total research and development expense	5,456	5,149	5,434	2,235

General and administrative:
Non-cash compensation	111	112	113	114
Other general and administrative expense	2,200	2,317	2,442	2,027

Total general and administrative expense	2,311	2,429	2,555	2,141

Total operating expenses	7,767	7,578	7,989	4,376

Operating income (loss)	(5,611)	(3,193)	(3,429)	3,582

Other income (expense):
Interest income	272	318	332	378
Net gain (loss) on disposal of equipment	—	6	(16)	1
Interest expense	(183)	(185)	(188)	(190)

Total other income (expense)	89	139	128	189

Net income (loss)	$(5,522)	$(3,054)	$(3,301)	$3,771

Basic net income (loss) per share (1)	$(0.25)	$(0.14)	$(0.15)	$0.17

Diluted net income (loss) per share (1)	$(0.25)	$(0.14)	$(0.15)	$0.17

Weighted average shares used in basic per share computations (1)	21,710	21,727	21,740	21,764

Weighted average shares used in diluted per share computations (1)	21,710	21,727	21,740	22,077

	Q1 2004	Q2 2004	Q3 2004	Q4 2004
Statements of Operations Data:
Revenue:
Milestone revenue	$526	$534	$546	$546
Royalty revenue	801	1,109	1,207	1,439
Collaboration loss	(2,546)	(9,850)	(2,280)	(1,449)

Total revenue and collaboration loss	(1,219)	(8,207)	(527)	536

Operating expenses:
Research and development:
Non-cash compensation	(51)	(2)	109	103
Other research and development expense	6,300	5,382	5,360	4,112

Total research and development expense	6,249	5,380	5,469	4,215

General and administrative:
Non-cash compensation	—	12	146	153
Other general and administrative expense	2,666	2,818	2,344	2,012

Total general and administrative expense	2,666	2,830	2,490	2,165

Total operating expenses	8,915	8,210	7,959	6,380

Operating loss	(10,134)	(16,417)	(8,486)	(5,844)

Other income (expense):
Interest income	261	199	254	239
Interest expense	(3)	(2)	(43)	(112)

Total other income (expense)	258	197	211	127

Net loss	$(9,876)	$(16,220)	$(8,275)	$(5,717)

Basic and diluted net loss per share (1)	$(0.46)	$(0.75)	$(0.38)	$(0.27)

Weighted average shares used in per share computations (1)	21,582	21,610	21,617	21,625

(1)	Computed on the basis described in Note 1 to Financial Statements. The sum of quarterly net loss per share amounts may not equal the net loss per share for the year due to the effects of rounding.

IT EM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Short – Term Critical Success Factors and Initiatives:

Work to increase the market acceptance of Fuzeon:    Fuzeon is delivered twice daily through subcutaneous injections. Injection site reactions are the most common adverse event associated with the use of Fuzeon. Management believes that aversion to twice daily injections and the potential for injection site reactions are the primary impediments to increasing the market acceptance of Fuzeon. We, together with Roche, are working on several initiatives to increase the market penetration of Fuzeon including:

•	Development of alternative delivery methods aimed at improving acceptance of subcutaneous injections and reducing injection site reactions;

•	Nursing and other patient support programs to help facilitate successful therapy initiation, on-going patient self-administration, and persistency on Fuzeon; and

•	Medical education and promotional programs focusing on the appropriate use of Fuzeon for three class experienced patients (patients that have been exposed to drugs from the three other anti-HIV classes) who have ongoing viral replication.

Focusing our research and development efforts:    We, together with our partner Roche, are currently researching several promising anti-viral peptides. In January 2006, two peptides were selected for advanced pre-clinical studies and possible further research to be conducted during 2006. The results of these pre-clinical studies will determine how rapidly we move towards naming a clinical candidate.

Managing our resources and liquidity:    We ended 2005 with $36.9 million in cash, cash equivalents and investment securities—available-for-sale. Under the current operating environment, excluding any extraordinary items, based on expected sales levels of Fuzeon, we believe that this will be sufficient to support our operations for at least the next 24 months. We will continue to evaluate opportunities to increase our liquidity. We will also continue to look for opportunities to increase our operational effectiveness.

Our people:    Our people are very important to the operation of our business. Our success depends on the continued services and on the performance of our senior management and staff. Our mission is to create value for patients, caregivers, employees and stockholders by discovering, developing and commercializing novel medicines that save and improve lives. We endeavor to create a culture which values creativity, achievement, teamwork, integrity and excellence.

Mid- to Long-Term Critical Success Factors and Initiatives:

Enhance development of our product pipeline:    The focus on our next generation peptide, as mentioned above, is one aspect to the development of our pipeline. We will also look to our internal research programs and our external business development efforts to strengthen our pipeline primarily through acquisitions and in-licensing of research programs, clinical stage products and currently marketed products.

Overview of Roche Relationship

The Development and License Agreement

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

Upon signing of the collaboration agreement, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2005. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. The Company deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Roche made a nonrefundable initial cash payment to the Company of $10.0 million during 1999, and a milestone payment of $2.0 million in 2000. The Company recorded an $8.0 million milestone in March 2003, a $5.0 million milestone in May 2003, a $2.5 million milestone in June 2003 and a $750,000 milestone in June 2004. Roche will provide up to an additional $33.0 million in cash upon achievement of developmental, regulatory and commercial milestones.

Collaboration Income and Loss

Currently, our only significant source of revenue is from the sale of Fuzeon. Gross profit and royalty revenue from the sale of Fuzeon exceeded the selling, marketing and other charges for the year ended December 31, 2005, resulting in positive cash flow from the collaboration agreement. Selling, marketing and other charges in the United States and Canada exceeded the gross profit and royalty revenue from the sale of Fuzeon during the years ended December 31, 2004 and 2003, resulting in negative cash flow from the collaboration agreement.

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

It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of Fuzeon. Roche is manufacturing bulk quantities of Fuzeon drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to another Roche facility for distribution. Roche’s sales force is responsible for selling Fuzeon. Under our collaboration agreement, we do not have the ability or rights to co-market this drug or field our own Fuzeon sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. We are not a party to any of the material contracts in these areas. Roche provides us with information on manufacturing, sales and distribution of Fuzeon. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. We review these items for accuracy and reasonableness. We receive 50% of the product gross profits for the United States and Canada.

Selling and Marketing Expenses

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. As a result, the Company included an additional charge under collaboration loss to reflect the repayment of this excess, according to the terms of the agreement with Roche. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the agreement.

For the year ended December 31, 2005, Trimeris has recorded its share of selling and marketing expenses in accordance with terms and conditions of an agreement we executed with Roche in May of 2005.

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

A schedule of Trimeris’ required contribution to the capital investment in Roche’s Boulder facility for Fuzeon manufacturing is also set forth in the Manufacturing Amendment. The Company will pay Roche for Trimeris’ share of the capital invested in Roche’s manufacturing facility over a seven-year period. Trimeris’ anticipated share of this capital investment is approximately $14.0 million. As a result, we accrued an initial payment of $4.0 million at June 2004, and expect to pay approximately $500,000 per quarter through June 2009. As a result, Roche no longer includes the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment—Roche.” This asset will be amortized based on the units of Fuzeon sold during the collaboration period, in order to properly allocate the capital investment to cost of goods sold in future periods. Assuming all payments are made and sales of Fuzeon continue, the Company estimates that this asset has a remaining useful life of approximately 11 years. In addition, other peptide drug candidates discovered under our collaboration with Roche could be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Under the Manufacturing Amendment, the use of Roche owned facilities in Boulder for the manufacture of Fuzeon will result in a credit to the collaboration if used to produce other products for Roche. During the period from July 2004 through June 2005, a key intermediate of another product was produced using these facilities that resulted in a credit to the collaboration. Our share of this credit is approximately $900,000 and has been recorded on our balance sheet as a reduction to the “Advanced payment—Roche.” This credit offsets variances that would otherwise have been allocated to Fuzeon if the facility had remained underutilized and will be recognized when the related Fuzeon produced during this period is sold.

Development Expenses

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

The Research Agreement

Research, or the process of identifying clinical candidates, is generally distinct from the advanced testing of these compounds, a process referred to herein as development (see discussion above “Development Expenses”). In the Company’s collaboration with Roche, the identification of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. In 2001, the Company entered into the research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. The joint research obligations under the agreement are renewable on an annual basis.

Under this agreement, certain peptides will be treated differently with respect to the sharing of costs and profits of development and commercialization. For example, subject to certain limitations, for peptides discovered after July 1, 1999, and that are covered by the original Trimeris patent estate (“Type II peptides”), Roche and Trimeris will share costs and profits incurred in the U.S. and Canada equally. Trimeris will receive a royalty on the sale of Type II peptides that occur in the rest of the world. With respect to peptides discovered after July 1, 1999, but that are covered by patents outside the original Trimeris patent estate (“Type III peptides”), Roche and Trimeris will share costs and profits equally worldwide.

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the collaboration agreement signed in 1999. In February 2006, Trimeris received this payment. This $2.5 million payment will be recognized as a component of revenue during 2006, over the term of the annual 2006 research plan (the period of Trimeris’ continuing involvement).

For 2004, the total reimbursement of research expense from Roche amounted to $2.7 million. For 2003, the total reimbursement of research expense from Roche amounted to $2.7 million.

As mentioned above, in January 2006, Roche and Trimeris announced the selection of two next-generation fusion inhibitor peptides for co-development and progression into further pre-clinical studies. The peptides, TRI-1144 and TRI-999, first synthesized at Trimeris, are distinct compounds derived from HR2 sequences of HIV. TRI-1144 and TRI-999 are being developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also central to the development program is increased patient convenience via simpler, more patient-friendly administration, with a target of once-weekly dosing.

In the near future, we plan to proceed to advanced formulation studies with one or both of these peptides. The results of these studies will determine how rapidly we move towards naming a clinical candidate. These activities are likely to fall under our research agreement with Roche. At present, we are currently in discussions with Roche to define the research plan and budget for 2006.

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

We have lost money since inception and, as of December 31, 2005, have an accumulated deficit of approximately $378.5 million. We may never generate significant revenue from product sales or royalties.

Development of current and future drug candidates will require additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We may incur losses for the foreseeable future and these losses may increase if our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

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

Roche filed an application for European marketing approval in September 2002. Roche received marketing approval under exceptional circumstances from the European Medicines Evaluation Agency, or EMEA, for use of Fuzeon in the European Union in May 2003. Roche submitted a full analysis of 48-week clinical data to the Committee for Human Medicinal Products, or CHMP, in December 2003 seeking a label change for Fuzeon. In April 2004, the CHMP recommended inclusion of the 48 week data in the label. This was followed by approval by the EMEA for this label change in June 2004. Outside the United States and the European Union, Roche has received approval and reimbursement for Fuzeon in over fifty-three countries, and is in the process of negotiating reimbursement from additional countries in which they plan to market Fuzeon.

The market for Fuzeon®, enfuvirtide

The patient population infected with HIV can be segmented into classes based on treatment experience (exposure to other anti-HIV drugs). Fuzeon use is targeted to these treatment experienced patients, in other words, those patients that have been exposed to drugs from the three other classes mentioned above. These patients are also known as “three-class experienced patients.” This patient population comprises approximately 15% of those diagnosed with HIV in North America. The pivotal Phase III clinical trials supporting the product’s regulatory filings known as TORO I and II were comprised of treatment experienced patients who had received an average of 11 anti-HIV drugs over the course of an average of 7 years.

In looking at this market potential, management was concerned about the introduction of new agents targeted at the three-class experienced patients. In recent reports we have noticed that these new agents combined with Fuzeon are synergistic. At present, a number of drug candidates with novel mechanisms of action are in development for the treatment of HIV/AIDS. Our experience to date is that new, active HIV drugs and those in clinical development have been used synergistically with Fuzeon in order to achieve maximal viral suppression in treatment experienced patients. Results seen in six different trials (TORO I/II, RESIST I/II and POWER I/II) of treatment experienced HIV patients involving Fuzeon and three different, and at the time of the studies, new HIV drugs (Lopinavir/ritonavir, Tipranavir/ritonavir and Darunavir/ritonavir, respectively) validate this premise. The data from these trials consistently demonstrates that undetectable viral load was achieved in the majority of patients when Fuzeon was combined with these active antiretroviral drugs. The strength of this data led the Department of Health and Human Services, or DHHS, to revise its guidelines on the management of HIV to state that viral re-suppression is the goal of therapy for treatment experienced patients. These guidelines specifically indicate that patients who receive more active drugs (e.g. an active ritonavir-boosted Protease Inhibitor and Fuzeon) had a better and more prolonged virologic response. We cannot ensure similar results will be seen with all future HIV drugs in development. However, the approach of using Fuzeon with new, active HIV drugs presents a new standard of virologic and immunologic response by which other drugs in development may be measured.

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

Distribution

On April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. This development enhanced and simplified access to Fuzeon for patients and their healthcare providers. Physicians can write prescriptions for Fuzeon from their own prescription pads and patients can get Fuzeon from the pharmacy of their choice, including Bioscrip (formerly Chronimed, Inc.) (“Bioscrip”). Prior to April 26, 2004, Fuzeon was only available in the U.S. exclusively through Bioscrip.

Alternative injection systems

It is generally recognized that a primary impediment to the broader adoption of Fuzeon in clinical practice is related to the route of administration and the occurrence of injection site reactions. We have undertaken to ameliorate these issues by developing alternative administration options for Fuzeon. One such effort involves the Biojector 2000, or B2000, injection system, manufactured by Bioject Medical Technologies Inc. The B2000 system is a needle-free CO2-powered injector that disperses liquid medication through the skin. In May 2005, Roche, with the Company’s support, filed a supplemental new drug application, or sNDA, with the U.S. Food and Drug Administration for inclusion of B2000 information about the needle-free injection device in the Fuzeon labeling. In July 2005, the FDA notified Roche and Trimeris that it had accepted the filing of the sNDA to consider the label change. The filing is based on data from the T20-405 study, a single-dose, comparative bioequivalent and pharmacokinetic study of Fuzeon administered via the needle-free device compared to standard needle-syringe administration. Results from this study were presented at the HIV DART meeting in December 2004 and showed that Fuzeon administered via the B2000 needle-free system was bioequivalent to administration via a standard twenty-seven gauge needle and syringe. In November 2005, the FDA issued an approvable letter for the Biojector 2000, requiring the submission of additional data from the WAND trial (see below.) We expect to provide the data from this trial to the FDA in the second half of 2006.

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

We are also expecting full data, in the third quarter of 2006, from our QUALITE trial which is a quality of life study assessing a 31 gauge needle and insulin syringe known as the BD Ultra Fine II. Initial results obtained from this study indicate that a majority of patients had either no or only minor injection site reactions at the end of twelve weeks.

T-1249

T-1249 is a second-generation HIV fusion inhibitor that has been investigated successfully in four separate clinical trials. Phase I/II trials of T-1249 demonstrated satisfactory efficacy and safety, including in patients who had previously failed on and had developed resistance to Fuzeon. In January 2004, Roche and Trimeris announced that further clinical development of T-1249 was being put on hold due to technical challenges in achieving a formulation capable of delivering a once daily injection. The compound’s safety, efficacy and tolerability were not factors affecting the decision. The clinical trial, T1249-105, was ongoing when the decision was made to put the development of T-1249 on hold. T1249-105 is now a compassionate use protocol for patients that were already receiving T-1249, as these patients have exhausted all treatment options. To date, 26 patients have completed 96 weeks of treatment with T-1249. In January 2005, we and Roche put further clinical development of T-1249 on hold indefinitely.

Next Generation Fusion Inhibitors

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the collaboration agreement signed in 1999. In February 2006, Trimeris received this payment. This $2.5 million payment will be recognized as a component of revenue during 2006, over the term of the annual 2006 research plan (the period of Trimeris’ continuing involvement).

In January 2006, Roche and Trimeris announced the selection of two next-generation fusion inhibitor peptides for co-development and progression into further pre-clinical studies. The peptides, TRI-1144 and TRI-999, first synthesized at Trimeris, are distinct compounds derived from HR2 sequences of HIV. TRI-1144 and TRI-999 are being developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also central to the development program is increased patient convenience via simpler, more patient-friendly administration, with a target of once-weekly dosing.

In the near future, we plan to proceed to advanced formulation studies with one or both of these peptides. The results of these studies will determine how rapidly we move towards naming a clinical candidate. These activities are likely to fall under our research agreement with Roche. At present, we are currently in discussions with Roche to define the research plan and budget for 2006.

Other Research Programs

In June 2004, we announced the renewal of an agreement with Array Biopharma Inc., or Array, to discover small molecule entry inhibitors directed against HIV. The terms of the agreement are substantially similar to those of the initial agreement, signed in August 2001. Over the course of the agreement, Array has received research funding and the right to receive milestone payments and royalties based on the success of this program. In connection with the agreement, as amended, Trimeris has screened a library of small molecule compounds created by Array against HIV entry inhibitor targets. We have completed screening of these compounds for activity in our assays and have completed the process of evaluating these compounds as possible clinical candidates. The research term of the agreement expired according to the terms of the agreement on December 31, 2005. There are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

In 2002, we entered into an agreement with Neokimia Inc., or Neokimia, to discover and develop small molecule HIV fusion inhibitors. We have initially screened a library of small molecule compounds provided by Neokimia and Neokimia will use its proprietary drug discovery platform to optimize any lead compounds with the goal of identifying one or more preclinical drug candidates. Neokimia has provided the initial library of compounds on a nonexclusive basis but will work exclusively with us on the HIV gp41 fusion protein target during the term of the collaboration. In 2003, we exercised our option to select an additional target related to HIV fusion to add to the collaboration. The research performed under the collaboration has been performed pursuant to a research plan that has been mutually agreed upon by the parties. The term of this research plan has concluded. In December 2003, Neokimia merged with Tranzyme, Inc., or Tranzyme, and Tranzyme acquired Neokimia’s rights and obligations under the 2002 agreement. There are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

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

The following table summarizes our research and development expenses since inception (in thousands):

Project	2005	2004	2003	1993-2002	Cumulative
Fuzeon	$6,929	$12,916	$21,842	$181,304	$222,991
T-1249	518	2,039	9,386	19,043	30,986
Next Generation Fusion Inhibitors	7,519	3,933	3,208	3,887	18,547
Other (comprised mostly of management personnel and overhead allocation costs)	3,308	2,425	2,387	2,682	10,802

All Projects	$18,274	$21,313	$36,823	$206,916	$283,326

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
	(in thousands)
Net cash used in operating activities	$(10,032)	$(42,628)	$(56,720)
Net cash (used) provided by investing activities	4,871	25,033	(19,707)
Net cash provided by financing activities	619	411	1,983

Net decrease in cash and cash equivalents	(4,542)	(17,184)	(74,444)
Cash and cash equivalents, beginning of period	28,101	45,285	119,729

Cash and cash equivalents, end of period	$23,559	$28,101	$45,285

Operating Activities:    Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments received from Roche under our collaboration agreement with Roche.

In 2005, the cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and marketing costs for the commercialization of Fuzeon. The amount used decreased for the year ended December 31, 2005, compared to 2004, primarily due to increased collaboration income and royalty revenues and decreased operating expenses. In 2006, cash used in operating activities will depend on several factors including the sales, cost of sales and marketing expenses related to the sale of Fuzeon (profitability of the collaboration with Roche) and the amount of money we deploy into developing our research pipeline and post marketing commitments for Fuzeon (development expenses), offset by any cash payments we receive from Roche related to the research of our next generation fusion inhibitors.

In 2004, the cash used by operating activities was used primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and marketing costs for the commercialization of Fuzeon. The amount used decreased for the year ended December 31, 2004, compared to 2003, primarily due to the reduced net loss and accrued marketing costs offset in part by the advance payments made to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced.

Investing Activities:    In 2005, cash provided by investing activities was due to net maturities of investment securities—available-for-sale of $7.0 million, offset in part by purchases of property, furniture and equipment of $1.3 million and patent costs of $805,000. In 2006, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on the purchase of property, furniture and equipment and patent costs in 2006 to approximate the spending in 2005.

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

Financing Activities:    In 2005, the cash provided by financing activities was primarily due to the exercise of employee stock options and purchases of our stock under the employee stock purchase plan. In 2004 and 2003, the cash provided was primarily due to the exercise of employee stock options and purchases of our stock under the employee stock purchase plan offset, in part, by payments under capital lease obligations.

Total Cash, Cash Equivalents and Investment securities—available-for-sale.    As of December 31, 2005, we had $36.9 million in cash and cash equivalents and investment securities—available-for-sale, compared to $48.4 million as of December 31, 2004. The decrease is primarily a result of cash used by operating activities during the year ended December 31, 2005.

Future Capital Requirements.    We have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and any other potential drug candidates covered by our collaboration for the United States and Canada with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates and compound discovery and development efforts, including:

•	expenditures for marketing activities related to Fuzeon,

•	research and development and preclinical testing of other product candidates,

•	the development of our proprietary technology platform, and

•	possible acquisitions and in licensing of research programs, clinical stage products and marketed products.

Under the current operating environment, excluding any extraordinary items, based on expected sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 24 months. However, any reduction in Fuzeon sales below currently expected levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon, T-1249 or our other potential drug candidates, our capital requirements would increase substantially beyond our current expectations.

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

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock or other equity like instruments, such as convertible preferred stock or convertible debt, until such time, if ever, as we are able to generate significant funds from operations.

We may have difficulty raising additional funds by selling equity. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock and restrict or eliminate our ability to raise additional funds by selling equity. The public capital markets in which shares of our common stock are traded have been extremely volatile. Therefore, even if we do achieve positive clinical or financial results that meet or exceed the expectations of securities analysts and investors, the state of the public equity markets in general and particularly the public equity market for biotechnology companies may prohibit us from raising funds in the equity markets on acceptable terms or at all. Even if we are able to obtain additional funding through an equity financing, the terms of this financing could be highly dilutive to current stockholders.

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

Contractual Obligations.    The following table summarizes our material contractual commitments at December 31, 2005.

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
				(in thousands)
Operating leases*	$1,508	$1,508	$1,538	$1,569	$1,600	$6,873	$14,596
Other contractual obligations**	3,566	2,000	2,000	1,000	—	—	8,566
Other long-term liabilities reflected on the
Balance Sheet***	—	—	—	—	—	16,507	16,507

	$5,074	$3,508	$3,538	$2,569	$1,600	$23,380	$39,669

*	Includes payments due under a sublease signed during June 2004, that commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. We reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Our share of this capital investment is approximately $14.0 million. At December 31, 2005, we have capitalized costs of $7.0 million, and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment—Roche.” In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. The 2006 amount also includes $1.6 million for contracts to purchase product candidate material and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.
***	Our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2005 and 2004, we increased this liability by $746,000 and $154,000, respectively, for accretion of interest. The total liability of $16.5 million at December 31, 2005, is reflected on our balance sheet under the caption “Accrued marketing costs.”

RESULTS OF OPERATIONS

Comparison Of Years Ended December 31, 2005, 2004 and 2003

Revenues

The table below presents our revenue sources for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,			2005 to 2004 Increase (Decrease)	2004 to 2003 Increase (Decrease)
	2005	2004	2003
Milestone revenue	$1,722	$2,152	$2,964	$(430)	$(812)
Royalty revenue	8,784	4,556	755	4,228	3,801
Collaboration income (loss)	8,553	(16,125)	(25,515)	24,678	9,390

Total revenue and collaboration income (loss)	$19,059	$(9,417)	(21,796)	$28,476	$12,379

Milestone revenue:    Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of December 31, 2005. We are recognizing these milestones on a straight-line basis.

	Milestone Total		Date Achieved	Total Revenue Recognized Through December 31, 2005	Revenue for the year ended December 31, 2005	End of Recognition Period
	$4,600	*	July 1999	$3,561	$148	December 2012
	2,000		October 2000	1,415	84	December 2012
	8,000		March 2003	3,108	700	December 2012
	5,000		May 2003	1,794	456	December 2012
	2,500		June 2003	639	251	June 2013
	750		June 2004	134	83	June 2013

Total	$22,850			$10,651	$1,722

*	Roche made a nonrefundable initial cash payment to the Company of $10.0 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. We have deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million in warrants, over the research and development period.

During the first quarter of 2004, we put future clinical development of T-1249 on hold. As a result we increased the length of the research and development period for our Roche collaboration from December 2007 to December 2010 based on an estimate of the development period for T-1249 or another development compound under our collaboration agreement. As a result, revenue recognized related to these payments in 2004 was $800,000 less than the amount recognized in 2003.

During the first quarter of 2005, based on our current evaluation of our research and development programs, we and Roche placed further clinical development of T-1249 on hold indefinitely due to challenges in achieving an acceptable formulation. As a result, we are recognizing the development milestone payments over the development period of the next generation of fusion inhibitors. Taking into account the additional research that will be required, in 2005, we changed our estimate of the end of the research and development period from December 2010 to December 2012; as a result we recognized approximately $500,000 less revenue in 2005 compared to 2004.

In 2006, we will recognize $2.5 million more in milestone revenue when compared to 2005. In January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the collaboration agreement signed in 1999. In February 2006, Trimeris received this payment. This $2.5 million payment will be recognized as a component of revenue during 2006, over the term of the annual 2006 research plan (the period of Trimeris’ continuing involvement).

Royalty revenue:    Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. To calculate the royalty revenue an 8% distribution charge is deducted from Roche’s reported net sales, from which Trimeris received a 10% royalty. Royalty revenue has been increasing period over period as sales in new countries are initiated. In 2006, we expect sales outside the US and Canada to continue to increase, but not at the same percentage growth rate as seen from 2004 to 2005.

The table below presents net sales outside the United States and Canada for the years ended December 31, 2005, 2004 and 2003. Fuzeon was launched in June 2003 in the EU.

	Years ended December 31,			2005 to 2004 Increase (Decrease)	2004 to 2003 Increase (Decrease)
	2005	2004	2003
Total net sales outside the United States and Canada (as recorded by Roche)	$95,477	$49,523	$8,210	$45,954	$41,313

Collaboration Income (Loss):    The table below presents our collaboration income (loss) (United States and Canada) for the year ended December 31, 2005, 2004 and 2003. Collaboration income (loss) is reported on our Statement of Operations as a component of revenue. Under our collaboration agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada. Fuzeon was launched in March 2003.

	Years Ended December 31,			2005 to 2004 Increase (Decrease)	2004 to 2003 Increase (Decrease)
	2005	2004	2003
	(in thousands)
Gross Fuzeon sales by Roche	$132,609	$99,908	$32,246	$32,701	$67,662
Less sales adjustments	(19,875)	(14,215)	(3,901)	(5,660)	(10,314)
Sales adjustments as a % of Gross Sales	15%	14%	12%

Net sales	112,734	85,693	28,345	27,041	57,348
Cost of goods sold	(45,854)	(51,766)	(11,864)	5,912	(39,902)
Cost of goods sold as a % of Net Sales	41%	60%	42%

Gross profit	66,880	33,927	16,481	32,953	17,446
Gross profit as a % of Net Sales	59%	40%	58%
Selling and marketing expenses	(44,755)	(22,311)	(57,628)	(22,444)	35,317
Other costs	(7,854)	(11,504)	(9,526)	3,650	(1,978)

Total shared profit and loss	14,271	112	(50,673)	14,159	50,785
Trimeris share*	9,270	56	(25,337)	9,214	25,393
Costs exclusive to Trimeris, Inc.	(717)	(16,181)	(178)	15,464	(16,003)

Collaboration income (loss)	$8,553	$(16,125)	$(25,515)	$24,678	$9,390

*	For the year ended December 31, 2005, Trimeris and Roche did not share “Total shared profits & loss” equally. Trimeris has recorded its share of selling and marketing expenses for this period in accordance with terms and conditions of an agreement that we reached with Roche in May of 2005. Pursuant to this May 2005 agreement, Roche and Trimeris did not share selling and marketing expenses for Fuzeon equally in 2005, but all other expenses were essentially shared equally. For the years ended December 31, 2004 and 2003, Trimeris and Roche shared “Total shared profits & loss” equally. Under a separate agreement with Roche for 2004, our selling and marketing expenses were limited to approximately $11.2 million which we reached in the second quarter of 2004. We have recorded the net present value of the Company’s estimated share of certain marketing expenses in excess of this limit in the line “Costs exclusive to Trimeris, Inc.”

Gross Fuzeon sales by Roche:    Gross Fuzeon sales are recorded by Roche. Prior to April 26, 2004, Roche had an exclusive distribution arrangement with Bioscrip (formerly known as Chronimed) to distribute Fuzeon in the United States during the initial commercial launch in 2003, which terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss had passed to Bioscrip, which was when Bioscrip allocated drug for shipment to a patient. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits sold and shipped to wholesalers in the U.S. and Canada during 2005, 2004, and 2003.

Kits Shipped	2005	2004	2003
Q1	15,000	11,000	—
Q2	16,900	16,200	3,000
Q3	18,500	14,600	7,000
Q4	21,600	17,200	9,000

Total	72,000	59,000	19,000

Sales of Fuzeon have been increasing period over period, we believe, as a result of the following factors:

•	2003 was the launch year and commercial sales began mid-year;

•	Growth in the acceptance and adoption of Fuzeon as part of a new standard of care for treatment experienced patients;

•	Continued expansion and synergy with Fuzeon for newly approved drugs and drugs in clinical trials;

•	Expansion in nursing and peer support programs for patients;

•	Investment in marketing and promotion of Fuzeon, and

•	Clinical assessment and development of administration alternatives including the Becton-Dickenson Ultrafine II small gauge needle and the Biojector B2000 needle-free delivery system.

We expect that these drivers will continue to have a positive effect on Fuzeon sales in 2006.

Sales adjustments:    Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. Sales adjustments as a percentage of gross sales were consistent across all periods except for 2003 as this was the launch year. There were no material revisions to Roche’s recorded estimates of sales adjustments for the years ended December 31, 2005, 2004, and 2003.

Cost of goods sold:    Cost of goods sold as a percentage of net sales were consistent across all periods except for 2004. Cost of goods sold for the year ended December 31, 2004, includes approximately $6.8 million relating to unabsorbed costs that were the result of unexpectedly low initial manufacturing volumes when Fuzeon was launched and various costs associated with the development of the Fuzeon manufacturing process.

These costs were disclosed to us during the second quarter of 2004 by Roche. Previously, we inquired about manufacturing variances and were provided amounts by Roche which we previously recorded. After a series of discussions and negotiations with Roche and notwithstanding our contractual agreement, we formalized an amendment to our collaboration agreement with respect to the variance calculation. Also during 2004, the inventory sold was manufactured during a period of higher costs and as such increased our cost of goods sold as a percentage of net sales.

Selling and marketing expenses:    Selling and marketing expenses increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, due to the fact that our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004, was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date (see discussion below related to the recording of the expense related to this agreement “Costs exclusive to Trimeris”). We believe that our selling and marketing expense in 2006 will continue at approximately the level of 2005.

Selling and marketing expenses decreased for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily as a result of two factors (1) 2003 was the launch year and (2) 2004 selling and marketing expenses were limited to approximately $11.2 million (see discussion in the preceding paragraph).

Other costs:    Other costs decreased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as there were more inventory write offs during 2004. Other costs primarily comprise net inventory write offs and charges for the Boulder manufacturing facility. Also included in other costs are general and administrative and distribution charges. Trimeris is responsible for 50% of these costs under the collaboration agreement. Excluding write-offs we believe that other costs for 2006 will be consistent with those of 2005.

Other costs increased for the year ended December 31, 2004, compared to the year ended December 31, 2003, as there were more write offs during 2004.

Costs exclusive to Trimeris:    Costs exclusive to Trimeris decreased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as 2004 included the net present value of the Company’s estimated share of certain marketing expenses in excess of approximately $11.2 million, based on expected timing and terms of payment under the agreement. Also included in the costs exclusive to Trimeris is approximately $717,000 and $575,000 for 2005, and 2004, respectively, related to license fees for certain technology paid to a third party.

Costs exclusive to Trimeris increased for the year ended December 31, 2004, compared to the year ended December 31, 2003, as 2004 includes the net present value of the Company’s estimated share of certain marketing expenses in excess of approximately $11.2 million, based on expected timing and terms of payment under the agreement. Also included in the costs exclusive to Trimeris is approximately $575,000 and $178,000 for 2004, and 2003, respectively related to license fees for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the years ended December 31, 2005, 2004, and 2003.

	Years ended December 31,			2005 to 2004 Increase (Decrease)	2004 to 2003 Increase (Decrease)
	2005	2004	2003
Non-cash compensation	$418	$159	$(1)	$259	$160
Other research and development expense	17,856	21,154	36,824	(3,298)	(15,670)

Total research and development expense	$18,274	$21,313	$36,823	$(3,039)	$(15,510)

Total research and development expense includes:

•	Development expenses for T-20 and T-1249, which we share equally with Roche, and

•	Research expenses for the preclinical development of the next generation of fusion inhibitors, which we did not share equally with Roche. In 2006, we received an additional payment from Roche for research performed in 2005. The Company also conducts non-partnered research outside of the agreements with Roche.

Non-cash compensation:    Non-cash compensation expense for the years ended December 31, 2005 and 2004, is primarily comprised of amortization expense for restricted stock issued to employees in June 2004. This restricted stock grant vests 100% after the third year of service and is being amortized on a straight-line basis over the three-year period. Non-cash compensation expense in 2005, 2004, and 2003, also includes expense for stock options granted to non-employees.

In 2006, we expect a significant increase in non-cash compensation due to the adoption of SFAS No. 123 (revised), “Share-Based Payment.” This statement requires cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. Prior to the adoption of this statement, the majority of share-based payments were disclosed in the footnotes to the financial statements.

Other research and development expense:    Other research and development expense decreased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as a result of:

•	decreased costs associated with ongoing clinical trials for Fuzeon, and

•	decreased costs associated with our clinical trials for T-1249, whose further clinical development was put on hold in January 2004,

•	offset, in part, by increases in salary costs and costs associated with the research of new drugs.

Other research and development expense decreased for the year ended December 31, 2004, compared to the year ended December 31, 2003, as a result of:

•	decreased costs associated with ongoing clinical trials for Fuzeon,

•	decreased costs associated with our clinical trials for T-1249, whose clinical development was put on hold in January 2004,

•	decrease in the purchase of drug material for future clinical trials,

•	decrease in the costs in connection with a potential building project, and

•	decreased personnel expenses, due to a headcount reduction in workforce implemented in January 2004

Total research personnel were 57, 64 and 91 at December 31, 2005, 2004, and 2003, respectively. We expect research and development expenses, net of the reimbursements for Fuzeon and next generation development costs from Roche, to be higher in 2006, as compared to 2005, as a result of increased costs related to the development of the next generation peptides.

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the collaboration agreement signed in 1999. In February 2006, Trimeris received this payment. This $2.5 million payment will be recognized as a component of revenue during 2006, over the term of the annual 2006 research plan (the period of Trimeris’ continuing involvement).

In January 2006, Roche and Trimeris announced the selection of two next-generation fusion inhibitor peptides for co-development and progression into further pre-clinical studies. In the near future, we plan to proceed to advanced toxicology and formulation studies with one or both of these peptides. The results of these studies will determine how rapidly we move towards naming a clinical candidate. These activities are likely to fall under our research agreement with Roche. At present, we are currently in discussions with Roche to define the research plan and budget for 2006.

General and Administrative Expenses

The table below presents our general and administrative expenses for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,			2005 to 2004 Increase (Decrease)	2004 to 2003 Increase (Decrease)
	2005	2004	2003
Non-cash compensation	$450	$311	$767	$139	$(456)
Other general and administrative expense	8,986	9,840	7,810	(854)	2,030

Total general and administrative expense	$9,436	$10,151	$8,577	$(715)	$1,574

Non-cash compensation:    Non-cash compensation expense for the years ended December 31, 2005 and 2004 is primarily comprised of amortization expense for restricted stock issued to employees in June 2004. This restricted stock grant vests 100% after the third year of service and is being amortized on a straight-line basis over the three-year period.

Non-cash compensation expense, in 2003, comprises expenses for stock options granted to non-employees. These options all vested in 2003.

In 2006, we expect a significant increase in non-cash compensation due to the adoption of SFAS No. 123 (revised), “Share-Based Payment.” This statement requires cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. Prior to the adoption of this statement the majority of share-based payments were disclosed in the footnotes to the financial statements.

Other general and administrative expense:    Other general and administrative expense decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 as a result of :

•	decreased salary costs as the expenses associated with individuals whose roles changed are now reflected in research and development expenses;

•	decreased premiums for directors and officers’ insurance, and;

•	decreased recruitment costs.

Other general and administrative expense increased for the year ended December 31, 2004 compared to the year ended December 31, 2003 as a result of:

•	increased costs to meet new requirements placed on public companies by The Sarbanes-Oxley Act of 2002 and related regulations issued by the SEC and new Nasdaq listing standards,

•	increased incentive compensation payments to our executives. In 2003, we did not pay bonuses to our three top executives,

•	increased premiums for directors and officers’ insurance, and;

•	increased recruitment costs.

Total general and administrative employees were 34, 33 and 41 at December 31, 2005, 2004, and 2003, respectively. We expect other general and administrative expenses to increase modestly in 2006, when compared to 2005, as the business grows.

Other Income (Expense)

The table below presents our other income (expense) for the years ended December 31, 2005, 2004, and 2003.

	Years ended December 31,			2005 to 2004 Increase (Decrease)	2004 to 2003 Increase (Decrease)
	2005	2004	2003
Interest income	$1,300	$953	$1,534	$347	$(581)
Net loss on disposal of equipment	(9)	—	—	(9)	—
Interest expense	(746)	(160)	(41)	(586)	(119)

Total other income (expense)	$545	$793	$1,493	$(248)	$(700)

Other income (expense) consists of interest income, interest expense, accretion of interest and net loss on disposal of equipment. Interest income increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as 2005 was a period of increasing interest rates. Interest income decreased for the year ended December 31, 2004, compared to the year ended December 31, 2003, as a result of decreasing average investment balances.

Interest expense increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as a result of accreting the marketing expenses recorded on the balance sheet as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004, was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for

Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the year ended December 31, 2004, we reached our $11.2 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2005 and 2004 we increased this liability by $746,000 and $154,000, respectively, for accretion of interest. The total liability of $16.5 million is reflected on our balance sheet under the caption “Accrued marketing costs.” Interest expense in 2003 is related to interest payments on capital leases that were paid off during 2003.

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

Revenue Recognition Under Staff Accounting Bulletin No. 104

Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Further, SAB No. 104 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies as described below are in compliance with SAB No. 104.

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

Through December 31, 2005, the Company has received a $10.0 million license fee, research milestone payments of $15.0 million and $3.3 million in manufacturing milestones related to Roche achieving certain production levels. The license fee and research milestones were recorded as deferred revenue and are being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably through June 2013, which is the current expected commercial life of Fuzeon.

Collaboration Income (Loss)

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares profits equally from the sale of Fuzeon in the United States and Canada with Roche, which is reported as collaboration income (loss) in the Statements of Operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross profit is reduced by selling and marketing expenses and other costs related to the sale of Fuzeon, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Roche previously had an exclusive distribution arrangement with Bioscrip to distribute Fuzeon in the United States. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss has passed to Bioscrip, which is when Bioscrip allocates drug for shipment to a patient. We do not believe there were any shipments that were as a result of incentives and/or in excess of the wholesaler’s ordinary course of business inventory level. Beginning April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with Fuzeon and other anti-HIV drugs and their estimates of the payor mix for Fuzeon, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

We recognize 50% of the total Collaboration gross profit/loss which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for Fuzeon. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future Fuzeon sales and return expectations where necessary. Expected returns for Fuzeon are generally low as Fuzeon has a high Wholesale Acquisition Cost, or WAC, compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because Fuzeon requires twice daily injections. Consequently wholesalers tend to stock only the necessary volumes of Fuzeon inventory. We believe that wholesalers hold 1.5 to 2 weeks of Fuzeon inventory on average. The current shelf life of Fuzeon is 36 months. Roche reviews the estimates discussed above on a quarterly basis and revises estimates as appropriate for changes in facts or circumstances. These estimates reduce our share of collaboration income or loss under our collaboration agreement.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At December 31, 2005, we estimated the future volatility at 50% based on the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange in January 2006. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options, all other factors being equal. At December 31, 2005, there were options to purchase approximately 24,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

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

Accrued Marketing Costs

In 2004, we reached an agreement with Roche whereby our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached our $11.2 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2005 and 2004, we increased this liability by $746,000 and $154,000, respectively, for accretion of interest. The total liability of $16.5 million is reflected on our balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. Our anticipated share of this capital investment is approximately $14.0 million. At December 31, 2005, we have paid $6.5 million and accrued $500,000 and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment—Roche.” This asset will be amortized to cost of goods sold based on the units of Fuzeon sold during the collaboration period. We estimate that as of December 31, 2005, this asset has a remaining useful life of approximately 11 years. In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. In addition, other peptide drug candidates discovered under our collaboration with Roche, including T-1249, can be manufactured using this same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Pursuant to the Manufacturing Amendment, the use of Roche owned facilities in Boulder for the manufacture of Fuzeon will result in a credit to the collaboration if used to produce other products. During the period from July 2004 through June 2005, another product was produced using these facilities that resulted in a credit to the collaboration. Our share of this credit is approximately $900,000 and has been recorded on our balance sheet as a reduction to the “Advanced payment—Roche.” This credit offsets variances that would otherwise have been allocated to Fuzeon if the facility had remained under-utilized and will be recognized when the related Fuzeon produced during this period is sold.

Accounting and Other Matters

In December 2004, SFAS No. 123 (revised), “Share-Based Payment,” was issued. SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. This statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 (revised) is effective—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted this statement on January 1, 2006 and will apply the provisions of SFAS 123R to new awards and to any awards that are unvested. Compensation cost for unvested awards will be recognized over the remaining service period. The SFAS disclosure in the Company’s footnotes in Note 1 is not necessarily indicative of the potential impact of recognizing compensation costs for share-based payments under 123R in future periods which will be impacted by the number of options granted, the value of the options awards and other factors.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Our exposure to market risk is primarily in our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. Substantially all of our contracts are denominated in US dollars; therefore, we have no material foreign currency risk. We have an investment policy that sets minimum credit quality standards for our investments. The policy also limits the amount of money we can invest in any one issue, issuer or type of instrument. We have not experienced any material loss in our investment portfolio and we believe the market risk exposure in our investment portfolio has remained consistent over this period.

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 2005. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash and cash equivalents—fixed rate	$22,951	4.11%
Investment securities—available-for-sale—fixed rate	13,330	4.60%
Overnight cash investments—fixed rate	608	3.16%

Total investment securities	$36,889	4.28%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s independent auditors, KPMG LLP.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of December 31, 2005, as of such date, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All financial statement schedules required under Regulation S-X are omitted, as the required information is not applicable.

(a)3.	Exhibits

The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and are incorporated by reference. The Company has identified in the Exhibit Index each management contract and compensation plan or arrangement filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(b) of Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Trimeris, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Trimeris, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Trimeris, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 8, 2006, expressed an unqualified opinion on those financial statements.

/s/    KPMG LLP

Raleigh, North Carolina

March 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc:

We have audited the accompanying balance sheets of Trimeris, Inc. (the Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Raleigh, North Carolina

March 8, 2006

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$23,559	$28,101
Investment securities-available-for-sale	13,330	20,301
Accounts receivable—Roche	10,500	5,878
Other receivables	54	144
Prepaid expenses	1,369	1,630

Total current assets	48,812	56,054

Property, furniture and equipment, net of accumulated depreciation and amortization of $10,316 and $11,646 at December 31, 2005 and 2004, respectively	2,640	2,408
Other assets:
Patent costs, net of accumulated amortization of $292 and $200 at December 31, 2005 and 2004, respectively	2,424	1,829
Advanced payment—Roche	5,218	4,498
Deposits and other assets	1,048	31

Total other assets	8,690	6,358

Total assets	$60,142	$64,820

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,919	$1,424
Accrued compensation	2,841	2,981
Deferred revenue—Roche	1,722	2,185
Accrued expenses	1,597	260

Total current liabilities	8,079	6,850
Deferred revenue—Roche	10,477	11,736
Accrued marketing costs	16,507	15,761
Other liabilities	706	127

Total liabilities	35,769	34,474

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,057 and 21,917 shares issued and outstanding at December 31, 2005 and December 31, 2004	22	22
Additional paid-in capital	404,293	403,307
Accumulated deficit	(378,470)	(370,364)
Deferred compensation	(1,462)	(2,613)
Accumulated other comprehensive loss	(10)	(6)

Total stockholders’ equity	24,373	30,346

Total liabilities and stockholders’ equity	$60,142	$64,820

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Revenue:
Milestone revenue	$1,722	$2,152	$2,964
Royalty revenue	8,784	4,556	755
Collaboration income (loss)	8,553	(16,125)	(25,515)

Total revenue and collaboration income (loss)	19,059	(9,417)	(21,796)

Operating expenses:
Research and development:
Non-cash compensation	418	159	(1)
Other research and development expense	17,856	21,154	36,824

Total research and development expense	18,274	21,313	36,823

General and administrative:
Non-cash compensation	450	311	767
Other general and administrative expense	8,986	9,840	7,810

Total general and administrative expense	9,436	10,151	8,577

Total operating expenses	27,710	31,464	45,400

Operating loss	(8,651)	(40,881)	(67,196)

Other income (expense):
Interest income	1,300	953	1,534
Net loss on disposal of equipment	(9)	—	—
Interest expense	(746)	(160)	(41)

Total other income (expense)	545	793	1,493

Net loss	$(8,106)	$(40,088)	$(65,703)

Basic and diluted net loss per share	$(0.37)	$(1.86)	$(3.06)

Weighted average shares used in per share computations	21,736	21,608	21,460

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2004, and 2005

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Net Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of December 31, 2002	—	$—	21,366	$21	$395,536	$(264,573)	$(824)	$(33)	$130,127
Net loss	—	—	—	—	—	(65,703)	—	—	(65,703)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	30	30

Comprehensive (loss) income for period									(65,673)
Exercise of stock options	—	—	156	1	2,243	—	—	—	2,244
Issuance of stock for 401(K) match	—	—	35	—	724	—	—	—	724
Issuance of stock under Employee Stock Purchase Plan	—	—	16	—	480	—	—	—	480
Amortization of deferred compensation (reversal of compensation expense)	—	—	—	—	(58)	—	824	—	766

Balance as of December 31, 2003	—	$—	21,573	$22	$398,925	$(330,276)	$—	$(3)	$68,668
Net loss	—	—	—	—	—	(40,088)	—	—	(40,088)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(3)	(3)

Comprehensive (loss) income for period	—	—							(40,091)
Exercise of stock options	—	—	56	—	505	—	—	—	505
Issuance of stock for 401(K) match	—	—	43	—	614	—	—	—	614
Issuance of stock under Employee Stock Purchase Plan	—	—	15	—	180	—	—	—	180
Amortization of deferred compensation (reversal of compensation expense)	—	—	—	—	(27)	—	—	—	(27)
Restricted stock grant(s)	—	—	242	—	3,283	—	(3,283)	—	—
Restricted stock forfeited	—	—	(12)	—	(173)	—	173	—	—
Restricted stock amortization	—	—	—	—	—	—	497	—	497

Balance as of December 31, 2004	—	$—	21,917	$22	$403,307	$(370,364)	$(2,613)	$(6)	$30,346
Net loss	—	—	—	—	—	(8,106)	—	—	(8,106)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(4)	(4)

Comprehensive (loss) income for period									(8,110)
Exercise of stock options	—	—	85	—	440	—	—	—	440
Issuance of stock for 401(K) match	—	—	57	—	650	—	—	—	650
Issuance of stock under Employee Stock Purchase Plan	—	—	20	—	179	—	—	—	179
Amortization of deferred compensation	—	—	—	—	25	—	—	—	25
Restricted stock grant(s)	—	—	—	—	5	—	(5)	—	—
Restricted stock forfeited	—	—	(22)	—	(313)	—	313	—	—
Restricted stock amortization	—	—	—	—	—	—	843	—	843

Balance as of December 31, 2005	—	$—	22,057	$22	$404,293	$(378,470)	$(1,462)	$(10)	$24,373

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(8,106)	$(40,088)	$(65,703)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property, furniture and equipment	1,022	1,340	1,615
Net loss on disposal of equipment	9	—	—
Other amortization	105	64	71
Amortization of deferred revenue—Roche	(1,722)	(2,152)	(2,964)
Non-cash compensation expense	868	470	766
401 (K) plan stock match	650	614	724
Patent costs expensed	118	163	424
Decrease (increase) in assets:
Accounts receivable—Roche	(4,622)	(5,878)	—
Other receivables	118	(144)	1
Prepaid expenses	261	476	(976)
Advanced payment—Roche, net	(720)	(4,498)	—
Deposits and other assets	(1,030)	37	97
Increase (decrease) in liabilities:
Accounts payable	495	531	(599)
Accounts payable—Roche	—	(11,029)	(4,220)
Accrued compensation	(140)	1,242	(1,228)
Accrued expenses	1,337	(414)	(228)
Accrued marketing costs	746	15,761	—
Deferred revenue—Roche	—	750	15,500
Other liabilities	579	127	—

Net cash used by operating activities	(10,032)	(42,628)	(56,720)

Cash flows from investing activities:
Purchases of investment securities—available-for-sale	(34,313)	(40,149)	(53,154)
Maturities of investment securities—available-for-sale	41,280	66,758	35,724
Proceeds from the sale of equipment	37	—	—
Purchases of property, furniture and equipment	(1,328)	(1,170)	(1,377)
Patent costs	(805)	(406)	(900)

Net cash provided (used) by investing activities	4,871	25,033	(19,707)

Cash flows from financing activities:
Principal payments under capital lease obligations	—	(274)	(741)
Employee stock purchase plan stock issuance	179	180	480
Proceeds from exercise of stock options	440	505	2,244

Net cash provided by financing activities	619	411	1,983

Net decrease in cash and cash equivalents	(4,542)	(17,184)	(74,444)
Cash and cash equivalents at beginning of year	28,101	45,285	119,729

Cash and cash equivalents at end of year	$23,559	$28,101	$45,285

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$6	$41

Supplemental disclosure of non-cash investing activity:
Other receivable for the sale of equipment	$28	$—	$—

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity

Although the Company has sufficient liquidity to fund its cash flow requirements through 2006, we have experienced negative cash flows from operations since our inception and do not anticipate generating sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and our other potential peptide drug candidates covered under the collaboration agreement, for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidate and compound discovery and development efforts, including:

•	expenditures for marketing activities related to Fuzeon,

•	research and development and preclinical testing of other products candidates,

•	the development of our proprietary technology platform, and

•	possible acquisitions and in licensing of research programs, clinical stage products and marketed products.

Under the current operating environment, based on current sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs based on current expectations. However, any reduction in Fuzeon sales below currently expected levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financing, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon, T-1249 or our other potential drug candidates, our capital requirements would increase substantially beyond our current expectations.

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock until such time, if ever, as we are able to generate significant funds from operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $23.6 million and $28.1 million at December 31, 2005 and 2004, respectively, are stated at cost and consist primarily of overnight commercial paper, variable rate demand notes, commercial paper, short-term debt securities and mutual funds that hold these securities. The carrying amount of cash and cash equivalents approximates fair value.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Investment Securities—Available-For-Sale

Investment securities, which consist of short-term debt securities, short-term corporate securities, municipal bonds, commercial paper, auction rate securities and federal agency securities, are classified as available-for-sale, and are reported at fair value based on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

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

Financial instruments other than investment securities—available-for-sale held by the Company include accounts receivable, accrued marketing costs, and accounts payable. The Company believes that the carrying amount of these financial instruments approximates their fair value. The Company also has commitments of approximately $1.6 million as described in note 11. The Company believes this amount reflects the approximate fair value of these commitments.

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

Intangible Assets

Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. During 2005, 2004 and 2003, $118,000, $163,000 and $424,000 respectively, of patent costs were expensed in other research and development expense because the expected future operating cash flows from these patents was less than their carrying value.

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, the longer of 17 years from the date the patent is granted or 20 years from the initial filing of the patent. Financing costs were incurred as part of the Company’s capital lease agreements and are amortized straight-line over the lease term.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Patent amortization expense was $92,000, $64,000 and $71,000 in 2005, 2004 and 2003, respectively. The estimated aggregate amortization expense for the next five years is $113,000 per year for 2006 through 2010.

Also included in patent costs are intangibles that are not currently being amortized of $1.2 million and $1.4 million as of December 31, 2005 and 2004, respectively.

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. In 2005 and 2004 the Company increased the initial recorded liability by $746,000 and $154,000, respectively for accretion of interest. The total liability of $16.5 million and $15.8 million at December 31, 2005 and 2004, respectively, is reflected on our balance sheet under the caption “Accrued marketing costs.”

For the year ended December 31, 2005, Trimeris has recorded its share of selling and marketing expenses in accordance with terms and conditions of an agreement we executed with Roche in May of 2005.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (“ Manufacturing Amendment”) with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of Fuzeon. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company’s anticipated share of this capital investment is approximately $14.0 million. As a result, the Company recognized an initial payment of $4.0 million at June 2004, and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment—Roche.” This asset is amortized based on the units of Fuzeon sold during the collaboration period, in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming all payments are made and sales of Fuzeon continue, the Company estimates that this asset has a remaining useful life of approximately 11 years. In addition, other peptide drug candidates discovered under our collaboration with Roche could be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Under the Manufacturing Amendment (see Note 9), the use of Roche owned facilities in Boulder for the manufacture of Fuzeon will result in a credit to the collaboration if used to produce other products for Roche. During the period from July 2004 through June 2005, a key intermediate of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit is approximately $900,000 and has been recorded on the Company’s balance sheet as a reduction to the “Advanced payment—Roche.” This credit offsets variances that would otherwise have been allocated to Fuzeon if the facility had remained underutilized and will be recognized when the related Fuzeon produced during this period is sold.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Milestone Revenue and Deferred Revenue—Roche

Through December 31, 2005, the Company has received a $10.0 million license fee, research milestone payments of $15.0 million and $3.3 million in manufacturing milestones related to Roche achieving certain production levels. The license fee and research milestones were recorded as deferred revenue and are being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably over the commercial life of Fuzeon or through June 2013.

At the time of the license fee payment, Roche was granted a warrant to purchase Trimeris stock. The fair value of the warrant, $5.4 million, was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million license fee payment.

Over the course of the collaboration our estimate of the end of the research and development period has changed:

•	During the fourth quarter of 2002, we changed our estimate of the end of this research and development period to 2007 based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our collaboration agreement with Roche.

•	During the first quarter of 2004, we changed our estimate of the end of the research and development period to 2010 from 2007. This change was due to a change in estimate of the development period for T-1249 or a replacement compound as further clinical development of T-1249 has been placed on hold. We recognized approximately $800,000 less of milestone revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003 due largely in part to this change in estimate.

•	In January 2005, based on our current evaluation of our research and development programs, we placed further clinical development of T-1249 on hold indefinitely due to challenges in achieving an extended release formulation that would allow significantly less dosing frequency. Taking into account the additional research that will be required to achieve our goals for formulation, in January 2005, we changed our estimate of the end of the research and development period from December 2010 to December 2012; as a result we recognized approximately $500,000 less revenue in 2005 compared to 2004.

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005, as a reduction of research and development expense. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the collaboration agreement signed in 1999. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. In February 2006, Trimeris received this payment. This $2.5 million payment will be recognized as a component of revenue during 2006, over the term of the annual 2006 research plan (the period of Trimeris’ continuing involvement).

Royalty Revenue

The Company receives royalties on sales of Fuzeon in countries outside of the United States and Canada. Roche is responsible for all activities related to Fuzeon outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are earned. Royalties of $8.8 million, $4.6 million and $755,000 were recognized as revenue during the years ended December 31, 2005, 2004, and 2003, respectively.

Collaboration Income (Loss)

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares gross profits equally from the sale of Fuzeon in the United

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

States and Canada with Roche. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of Fuzeon in the United States and Canada were $112.7 million, $85.7 million and $28.3 million during the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, the gross profit from the sale of Fuzeon exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of Fuzeon in the United States and Canada of $8.6 million. During the years ended December 31, 2004 and 2003, sales, marketing and other expenses exceeded the gross profit from the sale of Fuzeon resulting in the Company’s share of operating loss of $16.1 million and $25.5 million, respectively.

Roche previously had an exclusive distribution arrangement with Bioscrip, Inc. (“Bioscrip”), formerly known as Bioscrip, Inc., to distribute Fuzeon in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, Fuzeon became available through retail and specialty pharmacies across the United States. Prior to April 26, 2004, revenue from product sales had been recognized when title and risk of loss had passed to Bioscrip, which was when Bioscrip allocated drug for shipment to a patient. Since April 26, 2004, revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers.

It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of Fuzeon. Roche is manufacturing bulk quantities of Fuzeon drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling Fuzeon. Under the Company’s collaboration agreement with Roche, the Company does not have the ability or rights to co-market this drug or field our own Fuzeon sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of Fuzeon. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

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

Concentrations

The Company has a collaboration agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the years ended December 31, 2005, 2004 and 2003. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration. Substantially all of the accounts receivable at December 2005 and 2004, are comprised of receivables from Roche.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, purchases under the Employee Stock Purchase Plan and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, restricted stock, and stock warrants, would have an anti-dilutive effect. At December 31, 2005, 2004 and 2003, there were 3,393,000, 3,244,000 and 2,701,000 options to purchase common stock outstanding, respectively. At December 31, 2005, 2004 and 2003, there was a warrant outstanding with Roche to purchase 362,000 shares of common stock. At December 31, 2002, there were 3,000 shares of unvested restricted stock outstanding, which became fully vested during 2003. At December 31, 2005 there were 157,000 restricted stock grants, which become fully vested in 2007 and 50,000 restricted stock grants, which become fully vested in 2008. At December 31, 2004, there were 179,000 restricted stock grants, which become fully vested in 2007 and 50,000 restricted stock grants, which become fully vested in 2008.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

	2005	2004	2003
Net loss:
As reported	$(8,106)	$(40,088)	$(65,703)
Compensation cost recorded under APB Opinion No. 25	843	497	824
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(6,030)	(9,284)	(13,813)

Pro forma	$(13,293)	$(48,875)	$(78,692)

Basic and diluted loss per share:
As reported	$(0.37)	$(1.86)	$(3.06)
Pro forma	$(0.61)	$(2.26)	$(3.67)

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

	2005	2004	2003
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	50.0%	50.0%	50.0%
Risk-free interest rate	4.26%	3.50%	3.50%
Expected life of options	5 years	5 years	5 years
Expected life of employee stock purchase plan options	2 years	2 years	2 years

In December 2004, SFAS No. 123 (revised), “Share-Based Payment,” was issued. SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. This statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company will adopt this statement on January 1, 2006 and will apply the provisions of SFAS 123R to new awards and to any awards that are unvested. Compensation cost for unvested awards will be recognized over the remaining service period. The SFAS disclosure above is not necessarily indicative of the potential impact of recognizing compensation costs for share-based payments under 123R in future periods which will be impacted by the number of options granted, the value of the options awards and other factors.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2005
Other debt securities maturing within 1 year	$575	—	—	$575
Other debt securities maturing after 1 year through 5 years	5,920	—	5	5,915
Corporate debt securities maturing within 1 year	1,068	—	1	1,067
Corporate debt securities maturing after 1 year through 5 years	1,568	—	4	1,564
Corporate debt securities maturing after 10 years	701	—	—	701
Municipal bonds maturing after 5 years through 10 years	602	—	—	602
Municipal bonds maturing after 10 years	2,906	—	—	2,906

	$13,340	$—	$10	$13,330

December 31, 2004
Federal agency securities maturing within 1 year	$1,506	$—	$3	$1,503
Federal agency securities maturing after 1 year through 5 years	501	—	1	500
Corporate debt securities maturing within 1 year	1,007	—	1	1,006
Corporate debt securities maturing after 10 years	1,000	—	—	1,000
Other debt securities maturing after 1 year through 5 years	730	—	1	729
Other debt securities maturing after 5 year through 10 years	1,637	—	—	1,637
Other debt securities maturing after 10 years	10,235	—	—	10,235
Municipal bonds maturing after 10 years	3,691	—	—	3,691

	$20,307	$—	$6	$20,301

There were no sales of these investments or realized gains or losses during 2005 or 2004. All unrealized losses on investment securities are considered to be temporary given the credit ratings on these investment securities and the short durations of the unrealized losses.

3.    LEASES

The Company had no property, furniture or equipment under capital leases at December 31, 2005 and 2004.

The Company has several non-cancelable operating leases, primarily for office space and office equipment, that extend through January 2015. Rental expense, including maintenance charges, for operating leases during 2005, 2004 and 2003 was $2.4 million, $1.9 million, and $1.7 million respectively.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) of December 31, 2005 (in thousands) are:

OPERATING LEASES
Year ending December 31:
2006	$1,508
2007	1,508
2008	1,538
2009	1,569
2010	1,600
Thereafter	6,873

Total minimum lease payments	$14,596

4.    PROPERTIES, FURNITURE AND EQUIPMENT

Property, furniture and equipment consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Furniture and equipment	$11,790	$12,896
Leasehold improvements	1,166	1,158

	12,956	14,054
Less accumulated depreciation and amortization	(10,316)	(11,646)

	$2,640	$2,408

5.    STOCKHOLDERS’ EQUITY

Derivative Transactions

In April 2002, the Company entered into a set of derivative transactions with a financial institution that could have been settled by selling up to a total of 200,000 shares of its stock to the financial institution at prices significantly higher than the market price per share of the Company’s stock at the inception of the transaction. The Company received approximately $388,000 in proceeds that were accounted for as an increase to additional paid-in capital in accordance with EITF Issue No. 00-19, “Determination of Whether Share Settlement Is within the Control of the Company for Purposes of Applying EITF Issue No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Alternatively, the Company had the option to settle these contracts by making a cash payment to the financial institution for the underlying value of the derivative contracts to the financial institution on the settlement date. The Company intended to settle the contracts by issuing shares. The derivative transactions relating to these 200,000 shares expired unexercised in April 2003.

Warrant

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2005. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. We deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Preferred Stock

The Board of Directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders.

6.    STOCK OPTION PLAN

In 1993, the Company adopted a stock option plan, which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. New Stock Option Plan (the “Stock Option Plan”) was implemented and replaced the 1993 plan. Under the Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 5,752,941 shares of common stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $0.34 to $78.50 per share. The vesting period generally occurs over four years. At December 31, 2005, there were approximately 693,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at inception of the Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $0.43. No more grants will be made under the 1993 plan.

Stock option transactions for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Options outstanding at January 1	3,244,000	$27.09	2,701,000	$33.38	2,484,000	$31.32
Granted	691,000	12.01	945,000	14.18	472,000	40.74
Exercised	(85,000)	5.19	(56,000)	9.02	(156,000)	14.35
Cancelled	(457,000)	33.36	(346,000)	43.79	(99,000)	47.01

Options outstanding at end of period	3,393,000	$23.83	3,244,000	$27.09	2,701,000	$33.38

The following summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34-1.00	43,000	1.07	$0.65	43,000	$0.65
$1.01-8.00	179,000	2.31	$7.86	178,000	$7.86
$9.00-11.625	885,000	6.41	$11.46	522,000	$11.57
$11.626-15.00	677,000	9.01	$13.58	260,000	$14.23
$15.01-40.00	654,000	7.16	$20.91	361,000	$24.78
$40.00-45.11	479,000	6.31	$42.96	458,000	$43.02
$45.12-50.00	264,000	6.65	$47.22	253,000	$47.30
$50.00-78.50	212,000	4.53	$63.03	212,000	$63.03

$0.34-78.50	3,393,000	6.68	$23.83	2,287,000	$28.47

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost related to stock options issued to employees would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company recorded deferred charges of

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

$5,000 in 2005, $3.3 million in 2004 and $0 in 2003, representing the fair value of restricted common stock granted to employees.

Compensation expense for employee stock options was approximately $767,000 in 2003. No compensation expense for employee stock options was recognized in 2005 or 2004.

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 and EITF 96-18 over the service period that generally coincides with vesting, generally four years. The measurement date for the calculation of compensation expense is considered to be the date when all services have been rendered or the date that options are fully vested. Compensation expense is recognized during interim periods up to the measurement date based on changes in the fair value of the Company’s common stock. Compensation expense of $25,000 was recorded as an increase to additional paid in capital for the year ended December 31, 2005. Compensation expense reversal of $27,000 and $58,000 was recorded as a decrease to additional paid-in capital for the years ended December 31, 2004 and 2003, respectively.

7.    INCOME TAXES

At December 31, 2005, the Company has net operating loss carryforwards (NOLs) for federal tax purposes of approximately $343.6 million, which expire in varying amounts between 2013 and 2025. The Company has state net economic losses of approximately $259.4 million, which expire in varying amounts between 2008 and 2020. The Company has research and development credits of $10.1 million, which expire in varying amounts between 2013 and 2025.

The Tax Reform Act of 1986 contains provisions, which limit the ability to utilize net operating loss carryforwards and tax credit carryforwards in the case of certain events including significant changes in ownership interests. If the Company’s NOLs and/or tax credits are limited, and the Company has taxable income, which exceeds the permissible yearly NOL, the Company would incur a federal income and/or state tax liability even though NOLs would be available in future years.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Tax loss carryforwards	$128,644	$125,119
Tax credits	10,111	9,167
Deferred revenue	4,189	4,764
Reserves and accruals	8, 553	8,902

Total gross deferred tax assets	151,497	147,952
Valuation allowance	(151,497)	(147,952)

Net deferred asset	—	—
Deferred tax liabilities:
Deferred tax liability	—	—

Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance represents the amount necessary to reduce the Company’s gross deferred tax assets to the amount that is more likely than not to be realized. The increase in the valuation allowance was approximately $3.4 million, $10.4 million, and $28.2 million for the years ended

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

December 31, 2005, 2004 and 2003, respectively. The valuation allowance includes deferred tax assets that when realized, may increase equity rather than reduce tax expense. The Company will evaluate this amount when the criteria for recognizing the deferred tax asset relating to these amounts are met.

The reasons for the difference between the actual income tax benefit for the years ended December 31, 2005, 2004 and 2003 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows (in thousands):

	2005	% of Pre- tax Loss	2004	% of Pre- tax Loss	2003	% of Pre- tax Loss
Income tax benefit at statutory rate	$(2,756)	(34.00)%	$(13,630)	(34.00)%	$(22,339)	(34.00)%
State income taxes, net of federal benefit	(100)	(1.24)%	3,599	8.98%	—	—
Non-deductible meals and entertainment expenses and other	360	4.44%	303	0.75%	14	0.02%
Non-deductible compensation	—	—%	—	—%	261	0.40%
Generation of research credit	(945)	(11.65)%	(631)	(1.57)%	(1,597)	(2.43)%
Change in federal portion of valuation allowance	3,441	42.45%	10,359	25.84%	23,661	36.01%

Income tax benefit	$—	—	$—	—	$—	—

8.    EMPLOYEE BENEFIT PLANS

401 (K) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “401k Plan”) under Section 401 (k) of the Internal Revenue Code covering all qualified employees. Participants may elect a salary reduction from 1% to 75% as a contribution to the 401k Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made monthly. The 401k Plan permits the Company to match participants’ contributions. Beginning in 1998, the Company matched up to 100% of a participant’s contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company’s stock on the last trading day of the year. During 2005, 57,000 shares were issued, and compensation expense of $650,000 was recognized. During 2004, 43,000 shares were issued, and compensation expense of $614,000 was recognized. During 2003, 35,000 shares were issued, and compensation expense of $724,000 was recognized. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service.

The normal retirement age shall be the later of a participant’s 65th birthday or the fifth anniversary of the first day of the 401k Plan year in which participation commenced. The 401k Plan does not have an early retirement provision.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. A total of 20,000, 15,000, and 16,000 shares were issued under this plan in 2005, 2004, and 2003, respectively. At December 31, 2005, there were 76,000 shares remaining available for issuance.

Post-Retirement Health Insurance Continuation Plan

In June 2001, the Company adopted a post-retirement health insurance continuation plan (“the Plan”). Employees who have achieved the eligibility requirements of 60 years of age and 10 years of service are eligible to participate in

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

The components of net periodic post-retirement benefits cost and the significant assumptions of the Plan for 2005, 2004 and 2003 consisted of the following (in thousands):

	2005	2004	2003
Service cost	$71	$135	$29
Interest cost	17	30	6
Recognized net actuarial (gain) loss	(16)	—	1
Amortization of prior service costs	24	24	3

Total	$96	$189	$39

The Plan’s status as of December 31 was as follows:

	2005	2004
Accumulated post-retirement benefit obligation (APBO)	$(320)	$(674)
Unrecognized prior service cost	347	371
Unrecognized net (gain) loss	(384)	42

Accrued post-retirement benefit cost	$(357)	$(261)

The accumulated post-retirement benefit obligation, or APBO, was determined using a discount rate of 5.75% and 6.00% at December 31, 2005 and 2004, respectively. This rate is determined based on high-quality fixed income investments that match the duration of the expected retiree medical benefits. The Company has typically used the corporate Aa bond rate for this assumption. An assumed annual medical trend rate of 10% was used beginning in 2006, reducing by 1% per year to an ultimate rate of 5% in 2011. A 1% increase in the trend factors would increase the projected APBO by approximately $100,000 and would increase the service and interest cost components by approximately $29,000. A 1% decrease in the trend factors would decrease the projected APBO by approximately $74,000 and would decrease the service and interest cost components by approximately $21,000.

The expected future benefit payments under the plan (in thousands) are as follows:

Year(s) ending	Amount
2006	$—
2007	—
2008	—
2009	1
2010	2
2011 to 2015	34

Total	$37

9.    ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into a worldwide agreement with F. Hoffman-La Roche Ltd., or Roche, to develop and commercialize T-20, currently marketed as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Upon signing of the collaboration agreement, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2005. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. The Company deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Manufacturing Amendment

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of Fuzeon. The Manufacturing Amendment amends and supplements the terms of the collaboration agreement and addresses several aspects of the parties’ collaboration related to the manufacture of Fuzeon. According to the terms of the Manufacturing Amendment, Roche will be responsible for all decisions regarding future Fuzeon manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the collaboration agreement) sold in the US and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will govern the conversion schedule into Product of supply chain materials that are in inventory as of that date.

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

A schedule of Trimeris’ required contribution to the capital investment in Roche’s Boulder facility for Fuzeon manufacturing is also set forth in the Manufacturing Amendment. The Company will pay Roche for Trimeris’ share of the capital invested in Roche’s manufacturing facility over a seven-year period. Trimeris’ anticipated share of this capital investment is approximately $14.0 million. As a result, the Company accrued an initial payment of $4.0 million at June 2004, and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment—Roche.” This asset will be amortized based on the units of Fuzeon sold during the collaboration

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

period, in order to properly allocate the capital investment to cost of goods sold in future periods. Assuming all payments are made and sales of Fuzeon continue, the Company estimates that this asset has a remaining useful life of approximately 11 years. In addition, other peptide drug candidates discovered under our collaboration with Roche could be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Development Expenses

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

The Research Agreement

Research, or the process of identifying clinical candidates, is generally distinct from the advanced testing of these compounds, a process referred to herein as development (see discussion above “Development Expenses”). In the Company’s collaboration with Roche, the identification of compounds that may become clinical candidates is governed by a separate research agreement and the work by the parties is performed according to an agreed upon research plan. In 2001, the Company entered into the research agreement with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. The joint research obligations under the agreement are renewable on an annual basis.

Under this agreement, certain peptides will be treated differently with respect to the sharing of costs and profits of development and commercialization. For example, subject to certain limitations, for peptides discovered after July 1, 1999, and that are covered by the original Trimeris patent estate (“Type II peptides”), Roche and Trimeris will share costs and profits incurred in the U.S. and Canada equally. Trimeris will receive a royalty on the sale of Type II peptides that occur in the rest of the world. With respect to peptides discovered after July 1, 1999, but that are covered by patents outside the original Trimeris patent estate (“Type III peptides”), Roche and Trimeris will share costs and profits equally worldwide.

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. This payment did not become due until January 2006, upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the collaboration agreement signed in 1999. In February 2006, Trimeris received this payment. This $2.5 million payment will be recognized as a component of revenue during 2006, over the term of the annual 2006 research plan (the period of Trimeris’ continuing involvement).

For 2004, the total reimbursement of research expense from Roche amounted to $2.7 million. For 2003, the total reimbursement of research expense from Roche amounted to $2.7 million

In January 2006, Roche and Trimeris announced the selection of two next-generation fusion inhibitor peptides for co-development and progression into further pre-clinical studies. The peptides, TRI-1144 and TRI-999, first synthesized at Trimeris, are distinct compounds derived from HR2 sequences of HIV. TRI-1144 and TRI-999 are being

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also central to the development program is increased patient convenience via simpler, more patient-friendly administration, with a target of once-weekly dosing.

In the near future, the Company plans to proceed to advanced formulation studies with one or both of these peptides. The results of these studies will determine how rapidly the Company move towards naming a clinical candidate. These activities are likely to fall under the Company’s research agreement with Roche. At present, the Company is in discussions with Roche to define the research plan and budget for 2006.

10.    OTHER COLLABORATIONS

In July 2001, the Company entered into a non-exclusive agreement with Array BioPharma, Inc. (“Array”) to discover orally-available small molecule fusion inhibitors of HIV and respiratory syncytial virus, or RSV. In April 2002, the Company entered into a non-exclusive agreement with Neokimia, Inc. (“Neokimia”) to discover and develop small molecule HIV fusion inhibitors. Array and Neokimia will be entitled to receive payments and royalties based on achievement of certain developmental and commercial milestones. In June 2004, Trimeris and Array announced the renewal of their research agreement. As part of this renewed agreement, Trimeris will screen small molecule compounds created by Array against HIV entry inhibitor targets. The terms of the agreement are substantially similar to those of the initial agreement, signed in 2001. The research term of the agreement expired according to the terms of the agreement on December 31, 2005. There are no research activities currently being performed pursuant to either of these agreements, although the agreements remain in effect.

In September 1997, the Company obtained an exclusive, worldwide, royalty-bearing license from the New York Blood Center under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license the Company is required to pay the New York Blood Center a royalty equal to one-half of one percent of the net sales of Fuzeon up to $100.0 million, and one-quarter of one percent of net sales in excess of $100.0 million. Royalties of $717,000, $575,000 and $178,000 were expensed during 2005, 2004 and 2003, respectively.

In June 2005, the Company entered into a drug discovery and development agreement with ChemBridge Research Laboratories, Inc., or CRL. Under the terms of the agreement, Trimeris and CRL will work together to discover and develop small molecule inhibitors of HIV. Specifically, pursuant to the agreement, the Company is working with CRL to identify small molecule inhibitor compounds against two HIV entry targets. Trimeris and CRL will collaborate to identify orally active lead compounds and then optimize preclinical candidates. Trimeris will be responsible for preclinical and clinical development, manufacturing, regulatory and commercial activities on a worldwide basis for all compounds and products resulting from the collaboration. Trimeris will provide funding to CRL to support medicinal chemistry efforts, and CRL will work exclusively with the Company on these programs. CRL will be eligible to receive milestone payments based on the achievement of specific development and commercial events, and may also be eligible to receive royalties on net product sales.

11.    COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

As of December 31, 2005, the Company had commitments of approximately $1.6 million to purchase product candidate materials and fund various clinical studies over the next twelve months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement with Roche. Under this collaboration agreement, Trimeris and Roche are obligated to share the future development expenses for Fuzeon and T-1249 for the United States and Canada.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease calls for the payment of a security deposit of $754,000, which is included in accrued expenses at December 31, 2005.

12.    REDUCTION IN WORKFORCE

During January of 2004, the Company and Roche put further clinical development of T-1249 on hold. In connection with this programmatic change, the Company reduced its workforce by approximately 25%. In January 2004 the Company initially estimated approximately $600,000 in severance and other related costs; actual costs were approximately $450,000. This expense was charged to the Statement of Operations under “Other research and development expense” and “Other general and administrative expense,” in the first quarter of 2004. At December 31, 2004, there was no remaining liability related to the reduction in workforce.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

March 10, 2006	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STEVEN D. SKOLSKY Steven D. Skolsky	Chief Executive Officer	March 10, 2006

/s/ DANI P. BOLOGNESI Dani P. Bolognesi, Ph.D.	Chief Scientific Officer and Vice Chairman of the Board of Directors	March 10, 2006

/s/ ROBERT R. BONCZEK Robert R. Bonczek	Chief Financial Officer and General Counsel (principal financial officer)	March 10, 2006

/s/ ANDREW L. GRAHAM Andrew L. Graham	Director of Finance and Secretary (principal accounting officer)	March 10, 2006

/s/ JEFFREY M. LIPTON Jeffrey M. Lipton	Chairman of the Board of Directors	March 10, 2006

/s/ E. GARY COOK E. Gary Cook, Ph.D.	Director	March 10, 2006

/s/ FELIX J. BAKER Felix J. Baker	Director	March 10, 2006

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 10, 2006

/s/ CHARLES A. SANDERS Charles A. Sanders, M.D.	Director	March 10, 2006

/s/ J. RICHARD CROUT J. Richard Crout, M.D.	Director	March 10, 2006

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 10, 2006

EXHIBIT INDEX

(a)	Exhibits

3.1(q)	Second Amended and Restated Bylaws of the Registrant.

3.2(q)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

4.1 *	Specimen certificate for shares of Common Stock.

4.2(q)	Description of Capital Stock (contained in the Fifth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1 *	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2(t)	Trimeris, Inc. Amended and Restated Stock Incentive Plan. †

10.3 *	Trimeris, Inc. Employee Stock Purchase Plan. †

10.4 *	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.5 *	Form of Indemnification Agreements.

10.6 *	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.7(g)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan. †

10.8(g)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan. †

10.9(p)	Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated August 9, 2005.

10.10(p)	Incentive Stock option Agreement between Trimeris and Dani P. Bolognesi dated August 9, 2005.

10.11(h)	Executive Employment Agreement between Trimeris, Inc. and George W. Koszalka dated June 21, 2004. †

10.12(i)	Executive Employment Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 8, 2004. †

10.13(i)	Incentive Stock Option Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.14(i)	Restricted Stock Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.15(a)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.16(a)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.17(a)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.18(h)	Sublease Agreement between Trimeris, Inc. and PPD Development, LP dated June 30, 2004.

10.19(h)	Lease Agreement and Amendments between PPD Development, LP (formerly PPD Pharmaco, Inc.) and Weeks Realty, LP relating to Sublease Agreement filed as Exhibit 10.18 hereto

10.20(b)	Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000. †

10.21(c)	Employment Agreement between Trimeris, Inc. and M. Nixon Ellis dated March 31, 2000. †

10.22(h)	Settlement Agreement and Release between Trimeris, Inc. and M. Nixon Ellis dated July 1, 2004. †

10.23	(d)	Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche, Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.24	(e)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.25	(j)	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. And Hoffmann-La Roche Inc. dated November 13, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.)

10.26	(f)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.27	(h)	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004.

10.28	(k)	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.)

10.29	(l)	Description of non-management director compensation arrangements.

10.30	(m)	Letter Agreement between Trimeris, Inc. and Roche Laboratories, Inc. dated May 12, 2005.

10.31	(n)	Collaboration, Development and License Agreement between Trimeris, Inc. and ChemBridge Research Laboratories, Inc. dated June 8, 2005.

10.32	(o)	License Agreement between The Regents of the University of California and Roche and Trimeris for Method of Preventing and Treating a Viral Condition by Inhibiting Membrane Fusion dated June 27, 2005.

10.33	(q)	Letter of Amendment with F. Hoffman-La Roche, Ltd. And Hoffman-La Roche, Inc. dated September 2, 2005.

10.34	(s)	Trimeris, Inc. Incentive Pay Plan. †

10.35	(s)	2006 Base salaries and cash bonuses for the year ended December 31, 2005, for the named executive officers. †

10.36	(u)	Second Amendment to the Research Agreement between Roche and Trimeris (effective as of December 31, 2005).

23		Consent of KPMG LLP.

31.1		Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer.

31.2		Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1		Section 1350 Certification by Steven D. Skolsky as Chief Executive Officer.

32.2		Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(b)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 1999.
(c)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(d)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(e)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed on May 11, 2001.

(f)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.
(g)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.
(h)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(i)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 10, 2004.
(j)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on October 15, 2004.
(k)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, filed with the Commission on October 15, 2004.
(l)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2005.
(m)	Incorporated by reference to Trimeris’ Quarterly Report on Form 8-K filed with the Commission on May 12, 2005.
(n)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on June 14, 2005.
(o)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on June 27, 2005.
(p)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on August 10, 2005.
(q)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 26, 2005.
(r)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(s)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2006.
(t)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2005.
(u)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on February 21, 2006.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.

S-4