Form 10-Q
period 2006-03-31
TRIMERIS INC
filed 2006-05-10
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock as of May 2, 2006 was 22,102,243.

TRIMERIS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,518	$23,559
Investment securities-available-for-sale	13,915	13,330
Accounts receivable - Roche	7,068	10,500
Other receivables	27	54
Prepaid expenses	1,053	1,369

Total current assets	49,581	48,812

Property, furniture and equipment, net	2,519	2,640
Other assets:
Patent costs, net	2,567	2,424
Advanced payment - Roche	5,431	5,218
Deposits and other assets	791	1,048

Total other assets	8,789	8,690

Total assets	$60,889	$60,142

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$989	$1,919
Accrued compensation	1,950	2,841
Deferred revenue – Roche	3,597	1,722
Accrued expenses	1,605	1,597

Total current liabilities	8,141	8,079
Deferred revenue - Roche	10,046	10,477
Accrued marketing costs	16,699	16,507
Other liabilities	708	706

Total liabilities	35,594	35,769

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at March 31, 2006 (unaudited) and December 31, 2005	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,078 and 22,057 shares issued and outstanding at March 31, 2006 (unaudited) and December 31, 2005	22	22
Additional paid-in capital	404,189	404,293
Accumulated deficit	(378,898)	(378,470)
Deferred compensation	—	(1,462)
Accumulated other comprehensive loss	(18)	(10)

Total stockholders’ equity	25,295	24,373

Total liabilities and stockholders’ equity	$60,889	$60,142

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Milestone revenue	$1,056	$431
Royalty revenue	2,580	1,761
Collaboration income (loss)	3,794	(36)

Total revenue and collaboration income (loss)	7,430	2,156

Operating expenses:
Research and development:
Non-cash compensation	713	109
Other research and development expense	4,467	5,347

Total research and development expense	5,180	5,456

General and administrative:
Non-cash compensation	820	111
Other general and administrative expense	2,336	2,200

Total general and administrative expense	3,156	2,311

Total operating expenses	8,336	7,767

Operating income (loss)	(906)	(5,611)

Other income (expense):
Interest income	418	272
Interest expense	(192)	(183)

Total other income	226	89

Net loss before cumulative effect of change in accounting principle	$(680)	$(5,522)
Cumulative effect of change in accounting principle	$252	$—

Net loss	$(428)	$(5,522)

Basic and diluted net loss per share:
Before cumulative effect of accounting change	$(0.03)	$(0.25)
Accounting change	0.01	—

Basic and diluted net loss per share	$(0.02)	$(0.25)

Weighted average shares used in per share computations	21,858	21,710

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(428)	$(5,522)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property, furniture and equipment	243	273
Other amortization	41	12
Amortization of deferred revenue – Roche	(1,056)	(431)
Non-cash compensation	1,533	220
Cumulative effect of change in accounting principle	(252)	—
Decrease (increase) in assets:
Recoverable franchise taxes	—	144
Accounts receivable - Roche	3,432	5,878
Other receivables	(1)	(2)
Prepaid expenses	316	352
Patent costs expensed	4	34
Advanced payment - Roche	(213)	(419)
Deposits and other assets	251	(753)
Increase (decrease) in liabilities:
Accounts payable	(930)	(779)
Accounts payable – Roche	—	275
Accrued compensation	(891)	(864)
Accrued expenses	8	930
Accrued marketing costs	192	183
Deferred revenue - Roche	2,500	—
Other liabilities	2	198

Net cash provided (used) by operating activities	4,751	(271)

Cash flows from investing activities:
Purchases of investment securities - available-for-sale	(4,008)	(3,722)
Maturities of investment securities - available-for-sale	3,415	7,070
Purchases of property and equipment	(127)	(44)
Proceeds from the sale of equipment	33	—
Patent costs	(182)	(129)

Net cash provided (used) by investing activities	(869)	3,175

Cash flows from financing activities:
Proceeds from exercise of stock options	77	419

Net cash provided by financing activities	77	419

Net increase in cash and cash equivalents	3,959	3,323
Cash and cash equivalents, beginning of period	23,559	28,101

Cash and cash equivalents, end of period	$27,518	$31,424

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (the “Company”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells.

The Company has a worldwide agreement with F. Hoffmann-La Roche Ltd. (“Roche”), to develop and market T-20, marketed as Fuzeon®, whose generic name is enfuvirtide, and T-1249, or a replacement compound. Fuzeon is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, and receives a royalty based on net sales of Fuzeon outside the United States and Canada.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results, which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2005 financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

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

The Company has a collaboration agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the three months ended March 31, 2006 and 2005. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration. Substantially all of the accounts receivable at March 31, 2006 and December 31, 2005, are comprised of receivables from Roche.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123 (revised)”). SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. This statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

The Company adopted SFAS No. 123 (revised) as of January 1, 2006, using the modified prospective method. The Company’s financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting SFAS NO. 123 (revised). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (revised). See Note 6 “Stock Based Compensation” for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Non-cash compensation expense recognized in the statement of operations during the three months ended March 31, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123 (revised). As stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123 (revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

2. BASIC NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, purchases under the Employee Stock Purchase Plan and conversion of preferred stock. Diluted net loss per common share is not shown, as common equivalent shares from stock options, restricted stock, and stock warrants, would have an anti-dilutive effect. At March 31, 2006, there were 3,479,000 options to purchase common stock, 156,000 restricted stock grants, which become fully vested in 2007, a 50,000 restricted stock grant, which becomes fully vested in 2008, and 362,000 warrants to purchase common stock outstanding. At March 31, 2005, there were 3,271,000 options to purchase common stock, 175,000 restricted stock grants, which become fully vested in 2007, 50,000 restricted stock grants, which become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005, approximately $192,000 and $183,000, respectively was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the amendment to the collaboration agreement dated July 12, 2004. No cash was paid for interest during the three months ended March 31, 2006 and 2005.

Net unrealized losses on investments securities-available-for-sale totaled $8,000 during the three months ended March 31, 2006 and net unrealized losses on short-term investments totaled $3,000 during the three month period ended March 31, 2005. Unrealized gains/losses are reported on the balance sheet as accumulated other comprehensive gain / (loss).

4. ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into a worldwide agreement with Roche, to develop and commercialize T-20, currently marketed as Fuzeon®, whose generic name is enfuvirtide, and T-1249, or a replacement compound. While the Company’s development agreement with Roche covers the commercialization of Fuzeon, T-1249 or a replacement product, to date only Fuzeon is commercially available.

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

Collaboration Income (Loss)

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche. Collaboration income (loss) is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of Fuzeon in the United States and Canada were $27.4 million and $23.3 million during the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, the gross profit from the sale of Fuzeon exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of Fuzeon in the United States of $3.8 million. During the three months ended March 31, 2005, sales, marketing and other expenses exceeded the gross profit from the sale of Fuzeon resulting in the Company’s share of operating loss from the sale of Fuzeon in the United States of $36,000. Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Fuzeon is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended March 31, 2006 and 2005, the Company increased the initial recorded liability by $192,000 and $183,000, respectively for accretion of interest. The total liability of $16.7 million and $16.5 million at March 31, 2006 and December 31, 2005, respectively, is reflected on our balance sheet under the caption “Accrued marketing costs.”

For 2005, Roche and Trimeris shared Fuzeon marketing expenses according to the terms of an agreement signed in May 2005. For 2006, Roche and Trimeris will share Fuzeon marketing expenses according to the terms of an agreement signed in March 2006.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche setting forth certain rights and responsibilities, that the parties previously agreed to, with respect to the manufacture and sale of Fuzeon. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company’s anticipated share of this capital investment is approximately $14.0 million. As a result, the Company recognized an initial payment of $4.0 million at June 2004, and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche.” This asset is amortized based on the units of Fuzeon sold during the collaboration period, in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming all payments are made and sales of Fuzeon continue, the Company estimates that this asset has a remaining useful life of approximately 10 years. In addition, other peptide drug candidates discovered under our collaboration with Roche could be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Under the Manufacturing Amendment, the use of Roche owned facilities in Boulder for the manufacture of Fuzeon will result in a credit to the collaboration if used to produce other products for Roche. During the period from January 2006 through March 2006, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit is approximately $225,000. During the period from July 2004 through June 2005, we also received a similar credit of which our share was approximately $900,000. These payments have been recorded on the Company’s balance sheet as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to Fuzeon if the facility had remained underutilized and will be recognized when the related Fuzeon produced during this period is sold.

Royalty Revenue

The Company receives royalties on sales of Fuzeon in countries outside of the United States and Canada. Roche is responsible for all activities related to Fuzeon outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are earned. Royalties of $2.6 million and $1.8 million were recognized as revenue during the three months ended March 31, 2006 and 2005, respectively.

Development Expenses

Under the collaboration agreement, development costs are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for Fuzeon and T-1249. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug Application, or IND, and the New Drug Application, or NDA, for Fuzeon and is responsible for all regulatory issues, maintenance activities and communications with the Food and Drug Administration or FDA. Development expenses pertaining to the United States and Canada are included on the Company’s Statement of Operations in operating expenses under research and development.

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

In the near future, the Company plans to proceed to advanced formulation studies with one or both of these peptides. The results of these studies will determine how rapidly the Company moves toward naming a clinical candidate. These activities are likely to fall under the Company’s research agreement with Roche. At present, the Company is in discussions with Roche to define the research plan and budget for 2006.

5. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-to-sale securities be included in other comprehensive income (loss). Comprehensive income (loss) totaled ($436,000) for the three months ended

March 31, 2006, and ($5,519,000) for the three months ended March 31, 2005. For the Company, other comprehensive income (loss) for the three months ended March 31, 2006 consists of our net loss of $428,000 and unrealized losses on investment securities available-for-sale of $8,000.

6. STOCK BASED COMPENSATION

The Company adopted SFAS No. 123 (revised) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three months ended March 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and awards granted after January 1, 2006, using the Black-Scholes valuation model. The Company has recognized the compensation expense using a straight-line amortization method. As SFAS No. 123 (revised) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three months ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered voluntary termination behaviors as well as trends of actual option forfeitures. As a result of the adoption of SFAS No. 123 (revised), the Company recognized in non-cash compensation expense in its statement of operations approximately $1.3 million relating to the fair value of employee stock options during the three months ended March 31, 2006.

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for each year, 2006 and 2005:

	2006	2005
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	44.3%	50.0%
Risk-free interest rate	4.68%	3.50%
Expected life of options (in years)	4.4-6.8	5
Expected life of employee stock purchase plan options (in years)	2	2

The Company’s computation of expected volatility for the three months ended March 31, 2006, is based on a combination of historical and market-based implied volatility from traded options on the Company’s stock. The computation of expected life in 2006, was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The risk-free interest rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The table below presents the Company’s stock based compensation for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Employee Stock Option Plan *	$1,299	$—
Employee Stock Purchase Plan	24	—
Restricted stock to employees	181	232
Non-employee stock options	29	(12)

Total stock option expense	$1,533	$220

*	Formally known as the Trimeris, Inc. Amended and Restated Stock Incentive Plan

Employee Stock Option Plan

In 1993, the Company adopted a stock option plan, which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. Amended and Restated Stock Incentive Plan (the “Employee Stock Option Plan”) was implemented and replaced the 1993 plan. Under the Employee Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 5,752,941 shares of common stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $0.34 to $78.50 per share. The vesting period generally occurs over four years. At March 31, 2006, there were approximately 587,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at inception of the Employee Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $0.43. No more grants will be made under the 1993 plan. The Company has sufficient authorized and unissued shares to make all issuances under its share based compensation plans.

A summary of share option activity under the Employee Stock Option Plan as of March 31, 2006 and changes during the quarter then ended is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at January 1, 2006	3,393,000	$23.83
Granted	121,000	11.82
Exercised	(22,000)	3.56
Forfeited	(14,000)	14.02

Options outstanding at March 31, 2006	3,478,000	$23.68	6.57	$3,616,000
Options vested or expected to vest at March 31, 2006	3,392,000	$23.92	6.51	$3,535,000
Options exercisable at March 31, 2006	2,366,000	$28.28	5.47	$2,450,000

The weighted-average grant-date fair value of share options granted during the three months ended March 31, 2006 and 2005 was $5.80 and $6.76, respectively. The total intrinsic value of share options exercised during the three months ended March 31, 2006 and 2005 was $194,000 and $90,000, respectively.

A summary of the status of the Company’s nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Nonvested Shares Issued Under the Stock Option Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,098,000	$6.86
Granted	121,000	5.80
Vested	(94,000)	9.03
Forfeited	(13,000)	6.08

Nonvested at March 31, 2006	1,112,000	$6.57

As of March 31, 2006, there was approximately $6.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the three months ended March 31, 2006, was $847,000.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. No shares were issued under this plan in the three months ended March 31, 2006 and 2005. At March 31, 2006, there were 76,000 shares remaining available for issuance. As a result of the adoption of SFAS No. 123 (revised), the Company recognized $24,000 of compensation expense for the three months ended March 31, 2006, related to the fair value of the shares to be purchased under the employee stock purchase plan.

Restricted Stock

In June 2004, an aggregate grant of 191,500 shares of restricted stock was made to substantially all employees. The shares vest 100% after three years. In September 2004, a grant of 50,000 shares of restricted stock was made to the newly appointed Chief Executive Officer (“CEO”). The shares granted to the CEO vest 100% after four years of service. Amortization expense, related to these restricted stock grants, in the amount of $181,000 and $232,000 was charged to non-cash compensation expense for the three months ended March 31, 2006 and 2005, respectively. SFAS No. 123 (revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123 (revised), the Company recognized actual forfeitures of restricted stock. The cumulative effect of the change in accounting principle relating to this change was $252,000, and is included in the accompanying statement of operations for the three months ended March 31, 2006. As of March 31, 2006, there was approximately $1.0 million of total unrecognized compensation cost related to restricted stock grants.

Prior to the adoption of SFAS No. 123 (revised), the Company’s outstanding restricted stock granted to employees in June 2004 and the CEO in September 2004, were recorded as deferred compensation on the balance sheet as of December 31, 2005. Upon the adoption of SFAS No. 123 (revised) as of January 1, 2006, the unearned deferred compensation balance of approximately $1.5 million was reclassified to additional-paid-in-capital.

A summary of the status of the Company’s nonvested restricted stock shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Nonvested Shares Issued Under the Plan

Number of Shares
Nonvested at January 1, 2006	207,000
Granted	—
Vested	—
Forfeited	(1,000)

Nonvested at March 31, 2006	206,000

Options Granted to Non-employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 (revised) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation be measured at the end of each reporting period for changes in the fair value of the Company’s common stock until the options are vested.

A change in additional paid–in capital during the three months ended March 31, 2006 was $29,000 related to expense of non-cash compensation charges. A change in additional paid-in capital during the three months ended March 31, 2005 was $12,000 related to expense reversal of non-cash compensation charges. This increase in the expense resulted primarily from the increase in the market price of our stock from December 31, 2005 to March 31, 2006.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (revised)

Prior to the adoption of SFAS No. 123 (revised), the Company provided the disclosures required under SFAS No. 123. Employee stock-based compensation expense was not reflected in our results of operations for the three months ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma amounts for the three months ended March 31, 2005 were as follows (in thousands, except per share data):

Net income (loss):

As reported	$(5,522)
Compensation cost recorded under APB Opinion No. 25	232
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(1,790)

Pro forma	$(7,080)

Basic and diluted loss per share:

As reported	$(0.25)
Pro forma	$(0.33)

7. POST-RETIREMENT HEALTH INSURANCE CONTINUATION PLAN

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

The components of net periodic post-retirement benefits cost of the Plan for the three months ended March 31, consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$18	$18
Interest cost	4	4
Recognized net actuarial gain (loss)	(4)	(4)
Amortization of prior service costs	6	6

Total	$24	$24

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

As of March 31, 2006, the Company had commitments of approximately $2.0 million to purchase product candidate materials and fund various clinical studies over the next twelve months contingent on delivery of the materials or performance of the services. Substantially all of these expenditures will be shared equally by Roche under the Company’s collaboration agreement with Roche.

Under the collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada. We also expect to have capital expenditures of approximately $815,000 during 2006 that will not be shared with Roche. We may finance these expenditures with capital or operating leases, debt or working capital.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $503,000 as of March 31, 2006.

The minimum payments under this lease are as follows (in thousands):

Year ending December 31:
2006 remaining	1,131
2007	1,508
2008	1,538
2009	1,569
2010	1,600
Thereafter	6,873

$14,219

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a biopharmaceutical company primarily engaged in the discovery, development and commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (HIV), our first commercial product and our compounds under research offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

We have a worldwide agreement with F. Hoffmann-La Roche Ltd., or Roche, to develop and market T-20, marketed as Fuzeon, whose generic name is enfuvirtide, and T-1249, or a replacement compound. Fuzeon is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, and receives a royalty based on net sales of Fuzeon outside the United States and Canada.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised) which requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. For the first quarter of 2006, the Company recognized an additional $1.3 million in employee stock option expenses when compared to the results for the first quarter of 2005. After employee stock option expense, for the first quarter of 2006, the Company recorded a loss of $428,000 or ($0.02) per share. Before employee stock option expense, for the first quarter of 2006 the Company recorded its second consecutive quarter of profitability of $643,000 compared to a net loss of $5.5 million in the first quarter of 2005. This result was primarily driven by the following factors:

•	Profitability of the collaboration - profitability of the collaboration increased to $3.8 million in the first quarter of 2006 compared to a loss of $36,000 in the first quarter of 2005. This result was primarily driven by an increase in Fuzeon sales in North America to $27.4 million in the first quarter of 2006 from $23.3 million in the first quarter of 2005, a growth of 17%, and lower selling and marketing and other expenses in the first quarter of 2006 compared to the first quarter of 2005.

•	Royalty revenues – royalty revenue from sales of Fuzeon outside of United States and Canada increased to $2.6 million in the first quarter of 2006 from $1.8 million in the first quarter of 2005. This was driven by an increase in Fuzeon sales outside of United States and Canada to $28.0 million in the first quarter of 2006 from $19.1 million in the first quarter of 2005, a growth of 47%.

•	Milestone revenue – milestone revenue increased to $1.1 million in the first quarter of 2006 from $431,000 in the first quarter of 2005. The increase in milestone revenue was driven by the payment of $2.5 million in February 2006 from Roche for research that was performed outside the research plan during 2005. This payment is being recognized over the term of the annual 2006 research plan (the period of our continuing involvement).

•	Operating Expenses – operating expenses, before employee stock option expense, decreased to $7.0 million in the first quarter of 2006 from $7.8 million in the first quarter of 2005. The decrease was primarily driven by a reduction in research and development expenses.

Our research agreement with Roche to co-develop a novel, next generation fusion inhibitor with the goal of durable HIV suppression and once weekly dosing continues to make progress. Both of our compounds are advancing into large scale chemical synthesis to support advanced formulation work and pre-clinical testing. We expect to begin our first time in man studies with one of these compounds in 2007. Currently we are in the final stages of agreeing to the development plan and budget for 2006 with our partner Roche.

In June 2005, we entered into a drug discovery and development agreement with ChemBridge Research Laboratories, Inc., or CRL. Under the terms of the agreement, Trimeris and CRL have worked together to discover and develop small molecule inhibitors of HIV. Specifically, pursuant to the agreement, we have worked with CRL to identify small molecule inhibitor compounds against two HIV entry targets. In April 2006, Trimeris notified CRL that we would not be supplying any additional funding support of any CRL research related to the collaboration. While the agreement remains in effect, there are no current research efforts being conducted other than some activities associated with the winding down of projects.

Management’s Discussion and Analysis in this Form 10-Q should be read in conjunction with our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2006.

This Management’s Discussion and Analysis contains certain non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended March 31, 2006 and 2005

Revenues

The table below presents our revenue sources for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2006	2005
Milestone revenue	$1,056	$431	$625
Royalty revenue	2,580	1,761	819
Collaboration income (loss)	3,794	(36)	3,830

Total revenue and collaboration income (loss)	$7,430	$2,156	$5,274

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of March 31, 2006. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period, as appropriate.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through March 31, 2006	Revenue for the Three Months Ended March 31, 2006	End of Recognition Period
	$4,600	*	July	1999	$3,598	$37	December 2012
	2,000		October	2000	1,436	21	December 2012
	8,000		March	2003	3,283	175	December 2012
	5,000		May	2003	1,908	114	December 2012
	2,500		June	2003	702	63	June 2013
	750		June	2004	155	21	June 2013
	2,500		Jan	2006	625	625	December 2006

Total	$25,350				$11,707	$1,056

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We have deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million for the warrant, over the research and development period.

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

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which Trimeris received a 10% royalty. Royalty revenue has been increasing period over period as sales in new countries are initiated. In 2006, we expect sales outside the US and Canada to continue to increase, but not at the same percentage growth rate as seen from 2004 to 2005.

Collaboration Income (Loss): The table below presents our collaboration income (loss) (United States and Canada) for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Collaboration income (loss) is reported on our Statement of Operations as a component of revenue. Under our collaboration agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada. Fuzeon was launched in March 2003.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2006	2005
Gross Fuzeon sales by Roche	$32,205	$27,054	$5,151
Less sales adjustments	(4,827)	(3,742)	(1,085)
Sales adjustments as a % of Gross Sales	15%	14%

Net sales	27,378	23,312	4,066
Cost of goods sold	(9,509)	(10,390)	881
Cost of goods sold as a % of Net Sales	35%	45%

Gross profit	17,869	12,922	4,947
Gross profit as a % of Net Sales	65%	55%
Selling and marketing expenses	(9,977)	(11,541)	1,564
Other costs	(667)	(2,428)	1,761

Total shared profit (loss)	7,225	(1,047)	8,272
Trimeris share *	4,019	166	3,853
Costs exclusive to Trimeris Inc.	(225)	(202)	(23)

Net income (loss) from collaboration	$3,794	$(36)	$3,830

*	Trimeris contribution to selling and marketing expenses is limited in 2006 and 2005. As a result, Trimeris’ and Roche’s share of the collaboration income and loss are not equal.

Gross Fuzeon sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2006 and 2005.

Kits Shipped	2006	2005
Q1	17,100	15,000
Q2		16,900
Q3		18,500
Q4		21,600

Total	17,100	72,000

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the three months ended March 31, 2005.

Cost of goods sold: Cost of goods sold decreased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 as Roche is now selling Fuzeon inventory manufactured at lower costs due to manufacturing efficiencies. We expect that our cost of goods sold as a percentage of sales for the remainder of 2006 will average approximately 40%.

Gross profit: Gross profit as a percentage of net sales increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of improving cost of goods sold as discussed above.

Selling and marketing expenses: Selling and marketing expenses decreased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of differences in the timing and phasing of certain programs. Overall selling and marketing expenses for 2006 are expected to be similar to those for 2005.

Other costs: Other costs for the three months ended March 31, 2006 and March 31, 2005 includes general and administrative and distribution charges. Also included in other costs for the three months ended March 31, 2005 are equipment write offs at the Boulder manufacturing facility. Trimeris is responsible for 50% of these costs under the collaboration agreement.

Costs exclusive to Trimeris: Costs exclusive to Trimeris includes license fees, based on net sales of Fuzeon, for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2006	2005
Non-cash compensation	$713	$109	$604
Other research and development expense	4,467	5,347	(880)

Total research and development expense	$5,180	$5,456	$(276)

Total other research and development expense includes:

•	Development expenses for Fuzeon and T-1249, which we share equally with Roche, and

•	Research expenses for the preclinical development of the next generation of fusion inhibitors, which we did not share equally with Roche in 2005. The Company also conducts non-partnered research outside of the agreements with Roche.

Non-cash compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) which requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. For the first quarter of 2006, the Company recognized an additional $593,000 in employee stock option expenses when compared to the results for the first quarter of 2005. Also included in non-cash compensation expense for the three months ended March 31, 2006 and 2005, is the amortization expense for restricted stock issued to employees in June 2004 and expense for stock options granted to non-employees. The restricted stock grants vest 100% after the third year of service and are being amortized on a straight-line basis over the three-year period.

In 2006, we expect a significant increase in non-cash compensation when compared to 2005, due to the adoption of SFAS No. 123 (revised), “Share-Based Payment.” Prior to the adoption of this statement, the majority of share-based payments were disclosed in the footnotes to the financial statements.

Other research and development expense: Total other research and development expense decreased during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, primarily as a result of the following:

•	decreased costs associated with ongoing clinical trial costs for Fuzeon and T-1249,

•	an increase in the reimbursement from Roche for our research expenses related to the next generation fusion inhibitor peptides, and

•	decreased facilities costs as a result of combining our facilities into one location.

These expense reductions were offset, in part, by the following:

•	an increase in supplies purchases during the first quarter of 2006, and

•	an increase in research and related expense conducted with a third party.

We expect research and development expenses, net of the reimbursements for Fuzeon, T-1249 and the next generation development costs from Roche, to be higher in 2006, as compared to 2005, as a result of increased costs related to the development of the next generation peptides offset, in part, by decreased costs associated with ongoing clinical trial costs for Fuzeon and T-1249.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2006	2005
Non-cash compensation	$820	$111	$709
Other general and administrative expense	2,336	2,200	136

Total general and administrative expense	$3,156	$2,311	$845

Non-cash compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised) which requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. For the first quarter of 2006, the Company recognized an additional $730,000 in employee stock option expenses when compared to the results for the first quarter of 2005. Also included in non-cash compensation expense for the three months ended March 31, 2006 and 2005, is the amortization expense for restricted stock issued to employees in June 2004 and to the newly appointed CEO in September 2004. These restricted stock grants vest 100% after the third year of service for employees and after the fourth year of service for the CEO and are being amortized on a straight-line basis over the three-year and four-year period, respectively.

In 2006, we expect a significant increase in non-cash compensation when compared to 2005, due to the adoption of SFAS No. 123 (revised), “Share-Based Payment.” Prior to the adoption of this statement, the majority of share-based payments were disclosed in the footnotes to the financial statements.

Other general and administrative expense: Other general and administrative expenses were comparable for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

We expect other general and administrative expenses to increase modestly in 2006, when compared to 2005, as the business grows.

Other Income (Expense): The table below presents our other income (expense) for the three months ending March 31, 2006 and 2005.

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005
Interest income	$418	$272	$146
Interest expense	(192)	(183)	(9)

Total other income, net	$226	$89	$137

Other income (expense) consists of interest income and accretion of interest. The increase in interest income for the three months ended March 31, 2006 was primarily due to the favorable interest rate environment. Interest expense increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 as a result of accreting the excess marketing expenses recorded on the balance sheet as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

	Three Months Ended March 31,
(in thousands)	2006	2005
Net cash provided (used) by operating activities	$4,751	$(271)
Net cash provided (used) by investing activities	(869)	3,175
Net cash provided by financing activities	77	419

Net increase in cash and cash equivalents	3,959	3,323
Cash and cash equivalents, beginning of period	23,559	28,101

Cash and cash equivalents, end of period	$27,518	$31,424

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche.

For the three months ended March 31, 2006, cash provided by operating activities resulted from the reduced net loss and increased payments from Roche for the collaboration activities. We also received $4.5 million from Roche during the quarter for payment of our 2005 research expenses. We use our cash primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and costs for the commercialization of Fuzeon. The amount used by operating activities decreased for the three months ended March 31, 2006 primarily due to the reduced net loss and the increase in the amount received from Roche for the collaboration.

In 2006, cash provided by (used in) operating activities will depend on several factors including the sales, cost of sales and commercialization expenses related to the sale of Fuzeon (profitability of the collaboration with Roche) and the amount of money we deploy into developing our research pipeline and post marketing commitments for Fuzeon (development expenses), offset by any cash payments we receive from Roche related to the research of our next generation fusion inhibitors.

Investing Activities. The amount used by investing activities for the three months ended March 31, 2006 resulted from the net purchase of investment securities-available-for-sale, purchase of property, and equipment and patent costs. The amount provided by investing activities for the three months ended March 31, 2005 resulted from the net maturities of investment securities-available-for-sale offset, in part, by the purchase of property, and equipment and patent costs. The purchase and maturity of investment securities-available-for-sale was due to the normal maturity and repurchase of investments.

In 2006, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on the purchase of property, furniture and equipment and patent costs in 2006 to approximate the spending in 2005.

Financing Activities. The amount provided by financing activities for the three months ended March 31, 2006 and 2005 resulted from proceeds from the exercise of stock options.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sales. As of March 31, 2006, we had $41.4 million in cash and cash equivalents and short-term-investments, compared to $36.9 million as of December 31, 2005.

Future Capital Requirements. Depending on Fuzeon sales, the level of expenses and other factors, we may not be able to generate sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for Fuzeon and our other potential drug candidates for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates and compound discovery and development efforts, including:

•	expenditures for commercialization activities related to Fuzeon,

•	research and development and preclinical testing of other product candidates,

•	the development of our proprietary technology platform, and

•	possible acquisitions and in licensing of research programs, clinical stage products and marketed products.

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

Contractual Obligations. The following table summarizes our material contractual commitments at March 31, 2006 for the remainder of 2006 and subsequent years (in thousands):

Contractual Obligation	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases*	$1,131	$1,508	$1,538	$1,569	$1,600	$6,873	14,219
Other contractual obligations**	3,479	2,000	2,000	1,000	—	—	8,479
Other long-term liabilities reflected on the Balance Sheet ***	—	—	—	—	—	16,699	16,699

Total	$4,610	$3,508	$3,538	$2,569	$1,600	$23,572	$39,397

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building.

**

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. We reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Our share of this capital investment is approximately $14.0 million. At March 31, 2006, we have capitalized costs of $7.5 million, and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment—Roche.” In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. The 2006 amount also includes $2.0 million for contracts to purchase product candidate material and fund various clinical studies contingent on delivery of the materials or performance of the services. Substantially all of these costs will be shared equally with Roche.

***	Our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2005 and 2004, we increased this liability by $746,000 and $154,000, respectively, for accretion of interest. During the three months ended March 31, 2006, we increased this liability by $192,000. The total liability of $16.7 million at March 31, 2006, is reflected on our balance sheet under the caption “Accrued marketing costs.”

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

Net Operating Loss Carryforwards

As of December 31, 2005, we had a net operating loss carryforward for federal tax purposes of approximately $343.6 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and other deferred tax assets, net of deferred tax liabilities, and therefore recognized no tax benefit. Our ability to utilize these net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986, as amended.

Critical Accounting Policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2005 except as follows.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which requires that all share-based payments to employees and directors, including grants of stock options be recognized in the income statement based on their fair values. SFAS No. 123 (revised) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows. On January 1, 2006, we adopted SFAS No. 123 (revised) using the modified prospective method of adoption as permitted under SFAS No. 123 (revised) which requires that compensation expense be recorded for all non-vested stock options and other stock-based awards as of the beginning of the first quarter of adoption. In accordance with the modified prospective method, no prior period amounts have been restated to reflect the provisions of SFAS No. 123 (revised).

Prior to the adoption of SFAS No. 123 (revised), in accordance with the provisions of SFAS 123, we elected to follow APB 25 “Accounting for Stock Issued to Employees” in accounting for our employee stock-based plans. Under APB 25, if the exercise price of Trimeris’s employee and director stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized. However, as required by SFAS 123, the pro forma impact of expensing the fair value of our stock option awards and employee stock purchase plan was disclosed in the notes to our financial statements.

In connection with our adoption of SFAS No. 123 (revised), we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. Concurrent with our adoption of SFAS No. 123 (revised), we determined that a blend of historical volatility along with implied volatility for traded options on Trimeris’s stock is an appropriate measure of market conditions and expected volatility. We estimate the weighted-average expected life of our stock-option awards based on historical cancellation and exercise data related to our stock-based awards as well as the contractual term and vesting terms of the awards. We are allocating stock-based compensation expense using a straight-line expense attribution approach for stock-based awards. We currently believe that the straight-line expense attribution approach better reflects the level of service to be provided over the vesting period of our awards. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimated forfeitures based on our historical experience.

During the quarter ended March 31, 2006, we recognized stock-based compensation expense related to employee stock options of $1.3 million. As of March 31, 2006, we had unrecognized stock-based compensation of $6.1 million related to non-vested stock options awards, which is expected to be recognized over an estimated weighted average period of two years.

Non-GAAP Financial Measures

In addition to disclosing financial results calculated in accordance with Generally Accepted Accounting Principles (“GAAP”), we have included certain non-GAAP financial measures that exclude the effect of non-cash stock compensation expense as a result of the Company’s adoption of SFAS No. 123 (revised). The Company believes that the presentation of results excluding non-cash stock compensation expense provides meaningful supplemental information regarding our financial results for the three months ended March 31, 2006 as compared to the same period in 2005 since our financial statements issued prior to January 1, 2006 did not change as a result of adopting SFAS No. 123 (revised). We believe that this financial information is useful to management and investors in assessing our historical performance and results. The Company will use these non-GAAP financial measures when evaluating its financial results, as well as for internal planning and forecasting purposes. The non-GAAP financial measures disclosed by the Company should not be considered a substitute for or superior to financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

The following is a reconciliation of our GAAP and non-GAAP net income.

Three Months Ended March 31, 2006 [in thousands except per share amounts] (unaudited)
Net loss (GAAP)	$(428)
Cumulative effect of change in accounting principle*	(252)
Employee stock option expense:
Research and development	593
General and administrative	730

Net income (Non- GAAP)	$643

Basic and diluted net income per share excluding employee stock option expense and cumulative effect of change in account principle (Non -GAAP)	$0.03

Weighted average shares outstanding	21,858

*	The cumulative effect of change in accounting principle relates to the difference in accounting for the restricted stock grants under SFAS No. 123 (revised). Under SFAS No. 123 (revised) we are required to estimate a forfeiture rate for the restricted stock grants and apply that forfeiture rate from the date of grant. Prior to SFAS No. 123 (revised), we did not estimate forfeitures and only accounted for forfeitures as they occurred. The difference in these two methods results in the cumulative effect of change in accounting principle.

The following is a reconciliation of our GAAP and non GAAP operating expenses:

Three months ended March 31, 2006 (in thousands)
Total operating expenses (GAAP)	$8,336
Employee stock option expense:
Research and development	(593)
General and administrative	(730)

Total operating expenses (Non-GAAP)	$7,013

Cautionary Statements Regarding Forward Looking Statements

This Form 10-Q and any attachments may contain forward-looking information about the Company’s financial results and business prospects that involve substantial risks and uncertainties. These statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. Among the factors that could cause actual results to differ materially are the following: there is uncertainty regarding the success of research and development activities, regulatory authorizations and product commercializations; we are dependent on third parties for the sale, marketing and distribution of our drug candidates; the results of our previous clinical trials are not necessarily indicative of future clinical trials; and our drug candidates are based upon novel technology, are difficult and expensive to manufacture and may cause unexpected side effects. For a detailed description of these factors, see Trimeris’ Form 10-K filed with the Securities and Exchange Commission on March 10, 2006 and its periodic reports filed with the SEC.

Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or an y of the factors that may affect actual results. See “Risk Factors,” in Part II -Item 1A or our Report on Form 10-K for the fiscal year ended December 31, 2005, for a further discussion regarding some of the reasons that actual result may be materially different from those that we anticipate.

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at March 31, 2006. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$27,226	4.60%
Investment securities—available-for-sale-fixed rate	13,915	4.62%
Overnight cash investments—fixed rate	292	3.84%

Total investment securities	$41,433	4.60%

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of March 31, 2006. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks to the success of our business:

•	that if Fuzeon does not maintain or increase its market acceptance, our business will be materially harmed;

•	that we rely on our collaborative partner Roche to fulfill its contractual obligations regarding research and development, manufacturing and financial reporting. If Roche is unable or unwilling to fulfill its obligations to us, our business could be significantly harmed;

•	that if Roche does not re-new or agree to amendments of our current research agreement to discover, develop and commercialize novel peptide fusion inhibitors, we may not be able to proceed with the development of our most promising drug candidates;

•	that newly approved HIV drugs may displace or significantly reduce the use and market share of Fuzeon;

•	that our business may require substantial additional capital, which we may not be able to obtain on commercially reasonable terms, we could be required to cut back or stop certain operations if we are unable to raise or obtain needed funding;

•	that in order to be profitable over an extended period, we will need to maintain arrangements with third parties for the sale, marketing and distribution of our current and future drug candidates or expend significant resources to develop these capabilities

•	that if sufficient amounts of Fuzeon and or any other drugs we attempt to bring to market cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;

•	that we may not receive all necessary regulatory approvals for future drug candidates or approvals may be delayed;

•	that HIV is likely to develop resistance to Fuzeon and our future drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•	that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•	that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•	that we depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that Roche has significant inventory of both finished product and raw materials on hand, if Fuzeon sales do not increase we could face the risk of significant write-offs;

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates.
•

There were no material changes to the risk factors described in our 2005 Annual Report on Form 10-K. See “Item 1A-Risk Factors.” in Form 10-K filed by Trimeris on March 10, 2006.

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

Trimeris, Inc. (Registrant)

May 10, 2006	By:	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky
Chief Executive Officer

May 10, 2006	By:	/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

May 10, 2006	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Director of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1*	Letter Agreement between Trimeris, Inc. and Roche Laboratories Inc., dated March 14, 2006.(1)

31.1	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Steven D. Skolsky as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2006, and incorporated herein by reference.

*	Confidential treatment has been requested as to certain portions of the exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.