Form 10-Q
period 2006-06-30
TRIMERIS INC
filed 2006-08-09
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2006 was 22,114,707.

TRIMERIS, INC.

FORM 10-Q

For the Six Months Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,637	$23,559
Investment securities-available-for-sale	13,112	13,330
Accounts receivable - Roche	8,578	10,500
Other receivables	26	54
Prepaid expenses	680	1,369

Total current assets	51,033	48,812

Property, furniture and equipment, net	2,554	2,640

Other assets:
Patent costs, net	2,511	2,424
Advanced payment - Roche	5,634	5,218
Deposits and other assets	994	1,048

Total other assets	9,139	8,690

Total assets	$62,726	$60,142

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,232	$1,919
Accrued compensation	2,583	2,841
Deferred revenue – Roche	2,972	1,722
Accrued expenses	1,885	1,597

Total current liabilities	8,672	8,079

Deferred revenue - Roche	9,616	10,477
Accrued marketing costs	16,893	16,507
Other liabilities	710	706

Total liabilities	35,891	35,769

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,115 and 22,057 shares issued and outstanding at June 30, 2006 and December 31, 2005	22	22
Additional paid-in capital	406,071	404,293
Accumulated deficit	(379,232)	(378,470)
Deferred compensation	—	(1,462)
Accumulated other comprehensive loss	(26)	(10)

Total stockholders’ equity	26,835	24,373

Total liabilities and stockholders’ equity	$62,726	$60,142

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Milestone revenue	$1,055	$430	$2,111	$861
Royalty revenue	2,408	2,642	4,988	4,403
Collaboration income	3,815	1,313	7,609	1,277

Total revenue and collaboration income	7,278	4,385	14,708	6,541

Operating expenses:
Research and development:
Non-cash compensation	712	99	1,425	208
Other research and development expense	4,249	5,050	8,716	10,397

Total research and development expense	4,961	5,149	10,141	10,605

General and administrative:
Non-cash compensation	844	112	1,664	223
Other general and administrative expense	2,083	2,317	4,419	4,517

Total general and administrative expense	2,927	2,429	6,083	4,740

Total operating expenses	7,888	7,578	16,224	15,345

Operating loss	(610)	(3,193)	(1,516)	(8,804)

Other income (expense):
Interest income	470	318	888	590
Gain on sale of equipment	—	6	—	6
Interest expense	(194)	(185)	(386)	(368)

Total other income (expense)	276	139	502	228

Net loss before cumulative effect of change in accounting principle	$(334)	$(3,054)	$(1,014)	$(8,576)

Cumulative effect of change in accounting principle	$—	$—	$252	$—

Net loss	$(334)	$(3,054)	$(762)	$(8,576)

Basic and diluted net loss per share:
Before cumulative effect of accounting change	$(0.02)	$(0.14)	$(0.05)	$(0.39)
Accounting change	—	—	0.01	—

Basic and diluted net loss per share	$(0.02)	$(0.14)	$(0.04)	$(0.39)

Weighted average shares used in per share computations	21,896	21,727	21,877	21,719

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(762)	$(8,576)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization of property, furniture and equipment	483	394
Gain on sale of equipment	—	(6)
Other amortization	83	31
Patent costs expensed	57	82
Amortization of deferred revenue – Roche	(2,111)	(861)
Non-cash compensation	3,089	431
Cumulative effect of change in accounting principle	(252)	—
Decrease (increase) in assets:
Recoverable franchise taxes	—	144
Accounts receivable - Roche	1,922	3,814
Other receivables	28	(11)
Prepaid expenses	689	751
Advanced payment - Roche	(416)	(820)
Deposits and other assets	42	(1,030)
Increase (decrease) in liabilities:
Accounts payable	(687)	(836)
Accrued compensation	(258)	(339)
Accrued expenses	288	922
Accrued marketing costs	386	368
Deferred revenue - Roche	2,500	—
Other liabilities	4	397

Net cash provided (used) by operating activities	5,085	(5,145)

Cash flows from investing activities:
Purchases of investment securities - available-for-sale	(7,298)	(9,042)
Maturities of investment securities - available-for-sale	7,500	15,066
Purchases of property and equipment	(402)	(273)
Proceeds from the sale of equipment	5	6
Patent costs	(215)	(401)

Net cash provided (used) by investing activities	(410)	5,356

Cash flows from financing activities:
Proceeds from employee stock purchase plan exercise	138	85
Proceeds from exercise of stock options	265	421

Net cash provided by financing activities	403	506

Net increase in cash and cash equivalents	5,078	717
Cash and cash equivalents, beginning of period	23,559	28,101

Cash and cash equivalents, end of period	$28,637	$28,818

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (the “Company”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells.

The Company has a worldwide agreement with F. Hoffmann-La Roche Ltd. (“Roche”), to develop and market T-20, marketed as Fuzeon®, whose generic name is enfuvirtide, and T-1249 (another compound), or a replacement compound. Fuzeon is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, and receives a royalty based on net sales of Fuzeon outside the United States and Canada.

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results, which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2005 financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 10, 2006.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company has a collaboration agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the six months ended June 30, 2006 and 2005. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration. Substantially all of the accounts receivable at June 30, 2006 and December 31, 2005 are comprised of receivables from Roche.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123 (revised)”). SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the statements of operations. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

The Company adopted SFAS No. 123 (revised) as of January 1, 2006, using the modified prospective method. The Company’s financial statements as of and for the six months ended June 30, 2006 reflect the impact of adopting SFAS No. 123 (revised). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (revised). See Note 6 “Stock Based Compensation” for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Non-cash compensation expense recognized in the statements of operations during the three and six months ended June 30, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148 and compensation expense for the stock-based payment awards granted or modified subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123 (revised). As stock-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123 (revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 148 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

2. BASIC NET LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period after certain adjustments described below. Diluted net loss per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, stock warrants, and purchases under the Employee Stock Purchase Plan. Diluted net loss per common share is not shown, as common equivalent shares from stock options, restricted stock, and stock warrants, would have an anti-dilutive effect. At June 30, 2006, there were 3,567,000 options to purchase common stock, 153,000 restricted stock grants, which become fully vested in 2007, a 50,000 restricted stock grant, which becomes fully vested in 2008, and 362,000 warrants to purchase common stock outstanding. At June 30, 2005, there were 3,377,000 options to purchase common stock, 169,000 restricted stock grants, which become fully vested in 2007, 50,000 restricted stock grants, which become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005, approximately $386,000 and $368,000, respectively was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the amendment to the collaboration agreement dated July 12, 2004. No cash was paid for interest during the six months ended June 30, 2006 and 2005.

Net unrealized losses on investment securities-available-for-sale totaled $16,000 during the six months ended June 30, 2006 and net unrealized gains on investment securities-available-for-sale totaled $5,000 during the six months ended June 30, 2005. Unrealized gains/losses are reported on the balance sheets as a component of stockholders equity in accumulated other comprehensive loss.

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

Collaboration Income

Product sales of Fuzeon began in the United States on March 27, 2003 and are recorded by Roche. Under the collaboration agreement with Roche, the Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of Fuzeon in the United States and Canada were $58.5 million and $48.5 million during the six months ended June 30, 2006 and 2005, respectively. Total net sales of Fuzeon in the United States and Canada were $31.1 million and $25.2 million during the three months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005, the gross profit from the sale of Fuzeon exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of Fuzeon in the United States of $7.6 million and $1.3 million respectively. During the three months ended June 30, 2006 and 2005, the gross profit from the sale of Fuzeon exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of Fuzeon in the United States of $3.8 million and $1.3 million, respectively. Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Fuzeon is widely available through retail pharmacies and wholesalers across North America.

It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of Fuzeon. Roche is manufacturing bulk quantities of Fuzeon drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling Fuzeon. Under the Company’s collaboration agreement with Roche, the Company does not have the ability or rights to co-market this drug or field its own Fuzeon sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of Fuzeon. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the six months ended June 30, 2006 and 2005, the Company increased the initial recorded liability by $386,000 and $368,000, respectively for accretion of interest. For the three months ended June 30, 2006 and 2005, the Company increased the initial recorded liability by $194,000 and $185,000, respectively for accretion of interest. The total liability of $16.9 million and $16.5 million at June 30, 2006 and December 31, 2005, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 Fuzeon marketing costs. With respect to both 2005 and 2006, there are no accrued marketing costs.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche setting forth certain rights and responsibilities that the parties previously agreed to, with respect to the manufacture and sale of Fuzeon. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company’s anticipated share of this capital investment is approximately $14.0 million. As a result, the Company recognized an initial payment of $4.0 million in June 2004, and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

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

Under the Manufacturing Amendment, the use of Roche owned facilities in Boulder for the manufacture of Fuzeon will result in a credit to the collaboration if used to produce other products for Roche. During the period from January 2006 through June 2006, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit is approximately $450,000. During the period from July 2004 through June 2005, we also received a similar credit of which our share was approximately $900,000. These payments have been recorded on the Company’s balance sheet as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to Fuzeon if the facility had remained underutilized and will be recognized when the related Fuzeon produced during this period is sold.

Royalty Revenue

The Company receives royalties on sales of Fuzeon in countries outside of the United States and Canada. Roche is responsible for all activities related to Fuzeon outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are earned. Royalties of $5.0 million and $4.4 million were recognized as revenue during the six months ended June 30, 2006 and 2005, respectively. Royalties of $2.4 million and $2.6 million were recognized as revenue during the three months ended June 30, 2006 and 2005, respectively.

Development Expenses

Under the collaboration agreement, development costs are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for Fuzeon and T-1249. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug Application, or IND, and the New Drug Application, or NDA, for Fuzeon and is responsible for all regulatory issues, maintenance activities and communications with the Food and Drug Administration or FDA. The Company’s share of development expenses pertaining to the United States and Canada are included on the Company’s Statements of Operations in operating expenses under research and development.

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

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the collaboration agreement signed in 1999. In February 2006, Trimeris received this payment. This $2.5 million payment will be recognized as a component of revenue during 2006, over the term of the annual 2006 research plan (the period of Trimeris’ continuing involvement).

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

The Company is proceeding toward advanced pre-clinical testing with both of these peptides. The results of these studies will determine when the Company moves toward naming a development candidate. These activities are likely to fall under the Company’s research agreement with Roche.

5. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-to-sale securities be included in other comprehensive income (loss). Comprehensive income (loss) totaled ($778,000) for the six months ended June 30, 2006, and ($8.57 million) for the six months ended June 30, 2005. For the Company, other comprehensive income (loss) for the six months ended June 30, 2006 consists of our net loss of $762,000 and unrealized losses on investment securities available-for-sale of $16,000. Comprehensive income (loss) totaled ($342,000) for the three months ended June 30, 2006, and ($3.05 million) for the three months ended June 30, 2005. For the Company, other comprehensive income (loss) for the three months ended June 30, 2006 consists of our net loss of $334,000 and unrealized losses on investment securities available-for-sale of $8,000.

6. STOCK BASED COMPENSATION

The Company adopted SFAS No. 123 (revised) using the modified prospective method on January 1, 2006. Accordingly, during the six months ended June 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and awards granted after January 1, 2006, using the Black-Scholes valuation model. The Company has recognized the compensation expense using a straight-line amortization method. As SFAS No. 123 (revised) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the six months ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered voluntary termination behaviors as well as trends of actual option forfeitures. As a result of the adoption of SFAS No. 123 (revised), the Company recognized non-cash compensation expense of approximately $1.4 million and $2.7 million relating to the fair value of employee stock compensation during the three months and six months ended June 30, 2006, respectively. The additional expense incurred as a result of adoption of SFAS No. 123 (revised) is comprised of expense associated with employee stock options and the employee stock purchase plan.

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the six month periods ended June 30, 2006 and 2005:

	2006	2005
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	44.3-52.0%	45.0-50.0%
Risk-free interest rate	4.68-4.89%	3.50%
Expected life of options (in years)	4.4-6.8	5
Expected life of employee stock purchase plan options (in years)	2	2

The Company’s computation of expected volatility for the six months ended June 30, 2006, is based on a combination of historical and market-based implied volatility from traded options on the Company’s stock. The computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The risk-free interest rate for periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grants.

The table below presents the Company’s stock based compensation for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005 **	2006	2005 **
Employee Stock Option Plan *	$1,338	$—	$2,637	$—
Employee Stock Purchase Plan	28	—	52	—
Restricted stock to employees	182	217	363	449
Non-employee stock options	8	(6)	37	(18)

Total stock option expense	$1,556	$211	$3,089	$431

*	Formally known as the Trimeris, Inc. Amended and Restated Stock Incentive Plan
**	Stock option expense was reported under APB 25 during 2005, whereas 2006 is reported under SFAS No. 123 (revised).

Employee Stock Option Plan

In 1993, the Company adopted a stock option plan, which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. Amended and Restated Stock Incentive Plan (the “Employee Stock Option Plan”) was implemented and replaced the 1993 plan. Under the Employee Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 5,752,941 shares of common stock. On July 13, 2006, stockholders approved an amendment to increase the number of authorized shares from 5,752,941 to 6,252,941. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $0.34 to $78.50 per share. The vesting period generally occurs over four years. At June 30, 2006, there were approximately 477,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at the inception of the Employee Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $0.43. No more grants will be made under the 1993 plan. The Company has sufficient authorized and unissued shares to make all issuances under its share based compensation plans.

A summary of option activity under the Employee Stock Option Plan during the six months ended June 30, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at January 1, 2006	3,393,000	$23.83
Granted	240,000	12.27
Exercised	(46,000)	5.74
Forfeited	(20,000)	15.60

Options outstanding at June 30, 2006	3,567,000	$23.43	6.47	$935,000
Options vested or expected to vest at June 30, 2006	3,473,000	$23.70	6.40	$930,000
Options exercisable at June 30, 2006	2,433,000	$28.15	5.36	$874,000

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $6.31 and $5.69, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $309,000 and $119,000, respectively.

A summary of the activity of the Company’s nonvested options during the six months ended June 30, 2006, is presented below:

Nonvested Options Issued Under the Stock Option Plan

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,098,000	$6.86
Granted	240,000	6.31
Vested	(187,000)	9.57
Forfeited	(17,000)	6.29

Nonvested at June 30, 2006	1,134,000	$6.40

As of June 30, 2006, there was approximately $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the six months ended June 30, 2006, was $1.7 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which permits eligible employees to purchase newly issued common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. 16,000 and 10,000 shares were issued under this plan in the six months ended June 30, 2006 and 2005. At June 30, 2006, there were 60,000 shares remaining available for issuance. As a result of the adoption of SFAS No. 123 (revised), the Company recognized $52,000 of compensation expense for the six months ended June 30, 2006, related to the fair value of the shares purchased under the employee stock purchase plan.

Restricted Stock

In June 2004, an aggregate grant of 191,500 shares of restricted stock was made to substantially all employees. The shares vest 100% after three years. In September 2004, a grant of 50,000 shares of restricted stock was made to the newly appointed Chief Executive Officer (“CEO”). The shares granted to the CEO vest 100% after four years of service. Non-cash compensation expense, related to these restricted stock grants, in the amount of $363,000 and $449,000 was recognized for the six months ended June 30, 2006 and 2005, respectively. Non-cash compensation expense related to these restricted stock grants, in the amount of $182,000 and $217,000 was recognized for the three months ended June 30, 2006 and 2005, respectively. SFAS No. 123 (revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123 (revised), the Company recognized actual forfeitures of restricted stock upon occurrence. The cumulative effect of the change in accounting principle relating to this change was $252,000, and is included in the accompanying statement of operations for the six months ended June 30, 2006. As of June 30, 2006, there was approximately $861,000 of total unrecognized compensation cost related to restricted stock grants.

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

A summary of the activity of the Company’s nonvested restricted stock during the six months ended June 30, 2006, is presented below:

Nonvested Shares Issued Under the Plan

Number of Shares
Nonvested at January 1, 2006	207,000
Granted	—
Vested	—
Forfeited	(4,000)

Nonvested at June 30, 2006	203,000

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

The change in additional paid–in capital during the six months ended June 30, 2006 was $37,000 related to expense of non-cash compensation charges. The decrease in additional paid-in capital during the six months ended June 30, 2005 was $18,000 related to this charge.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (revised)

Prior to the adoption of SFAS No. 123 (revised), the Company provided the disclosures required under SFAS No. 123. Employee stock-based compensation expense was not reflected in our results of operations for the three and six months ended June 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma amounts for the three and six months ended June 30, 2005 were as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	$(3,054)	$(8,576)
Compensation cost recorded under APB Opinion No. 25	217	449
Compensation cost resulting from common stock options, restricted stock and employee stock purchase plan	(1,658)	(3,448)

Pro forma	$(4,495)	$(11,575)

Basic and diluted loss per share:
As reported	$(0.14)	$(0.39)
Pro forma	$(0.21)	$(0.53)

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

The components of net periodic post-retirement benefits cost of the Plan for the three and six months ended June 30, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$18	$18	$36	$36
Interest cost	5	4	9	8
Recognized net actuarial loss	(4)	(4)	(8)	(8)
Amortization of prior service costs	6	6	12	12

Total	$25	$24	$49	$48

The accumulated post-retirement benefit obligation, or APBO, was determined using a discount rate of 5.75% and 6.00% at December 31, 2005 and 2004, respectively. This rate is determined based on high-quality fixed income investments that match the duration of the expected retiree medical benefits. The Company has typically used the corporate Aa bond rate for this assumption. An assumed annual medical trend rate of 10% was used beginning in 2006, reducing by 1% per year to an ultimate rate of 5% in 2011. A 1% increase in the trend rate would increase the projected APBO by approximately $100,000 and would increase the service and interest cost components by approximately $29,000. A 1% decrease in the trend rate would decrease the projected APBO by approximately $74,000 and would decrease the service and interest cost components by approximately $21,000.

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

Under the collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada. We also expect to have capital expenditures of approximately $523,000 during 2006 that will not be shared with Roche. We may finance these expenditures with capital or operating leases, debt or working capital.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $503,000 as of June 30, 2006.

The minimum payments under this lease are as follows (in thousands):

Year ending December 31:
2006 remaining	$754
2007	1,508
2008	1,538
2009	1,569
2010	1,600
Thereafter	6,873

$13,842

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised) which requires that the cost resulting from all share-based payment transactions be recognized as a charge in the statements of operations. For the second quarter of 2006, the Company recognized an additional $1.4 million in employee stock compensation expenses when compared to the results for the second quarter of 2005. For the second quarter of 2006, the Company recorded a net loss of $334,000 or ($0.02) per share compared to a net loss of $3.1 million or ($0.14) per share in the second quarter of 2005. This result was primarily driven by the following factors:

•	Collaboration income - collaboration income increased to $3.8 million in the second quarter of 2006 compared to $1.3 million in the second quarter of 2005. This result was primarily driven by an increase in Fuzeon sales in North America to $31.1 million in the second quarter of 2006 from $25.2 million in the second quarter of 2005, a growth of 23%.

•	Milestone revenue – milestone revenue increased to $1.1 million in the second quarter of 2006 from $430,000 in the second quarter of 2005. The increase in milestone revenue was driven by the payment of $2.5 million in February 2006 from Roche for the results of research that was performed outside the research plan during 2005. This payment is being recognized over the term of the annual 2006 research plan (the period of our continuing involvement).

•	Operating expenses – operating expenses increased to $7.9 million in the second quarter of 2006 from $7.6 million in the second quarter of 2005. The increase was primarily driven by the adoption of Statement of Financial Accounting Standards No. 123 (revised), under which the company recorded an additional $1.4 million in employee stock option expenses in the second quarter of 2006 compared to none in the second quarter of 2005. This increase was offset, in part, by a reduction in other research and development and general and administrative expenses.

Our research agreement with Roche to co-develop a novel, next generation fusion inhibitor with the goal of durable HIV suppression and once weekly dosing continues to make progress. Both of our next generation fusion inhibitor compounds are advancing into large scale chemical synthesis to support advanced formulation work and pre-clinical testing. We expect to begin our first time in man studies with one of these compounds in 2007.

In June 2005, we entered into a drug discovery and development agreement with ChemBridge Research Laboratories, Inc., or CRL. Under the terms of the agreement, Trimeris and CRL have worked together to discover and develop small molecule inhibitors of HIV. Specifically, pursuant to the agreement, we have worked with CRL to identify small molecule inhibitor compounds against two HIV entry targets. In April 2006, Trimeris notified CRL that we would not be supplying any additional funding support of any CRL research related to the collaboration. While the agreement remains in effect, there are limited research efforts being conducted.

Management’s Discussion and Analysis in this Form 10-Q should be read in conjunction with our Form 10-K as filed with the Securities and Exchange Commission on March 10, 2006.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended June 30, 2006 and 2005

Revenues

The table below presents our revenue sources for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2006	2005
Milestone revenue	$1,055	$430	$625
Royalty revenue	2,408	2,642	(234)
Collaboration income	3,815	1,313	2,502

Total revenue and collaboration income	$7,278	$4,385	$2,893

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of June 30, 2006. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period of our compound, as appropriate.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through June 30, 2006	Revenue for the Three Months Ended June 30, 2006	End of Recognition Period
	$4,600	*	July	1999	$3,635	$37	December 2012
	2,000		October	2000	1,457	21	December 2012
	8,000		March	2003	3,458	175	December 2012
	5,000		May	2003	2,022	114	December 2012
	2,500		June	2003	764	62	June 2013
	750		June	2004	176	21	June 2013
	2,500		Jan	2006	1,250	625	December 2006

Total	$25,350				$12,762	$1,055

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We have deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million for the warrant, over the research and development period, which is currently through December 2012.

In 2006, we will recognize $2.5 million more in milestone revenue when compared to 2005. In January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the collaboration agreement signed in 1999. In February 2006, Trimeris received this payment. This $2.5 million payment will be recognized as a component of revenue during 2006, over the term of the annual 2006 research plan (the period of Trimeris’ continuing involvement).

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which Trimeris received a 10% royalty. Royalty revenue decreased for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 due to timing of intermittent bulk purchases by the government of Brazil which did not make a FUZEON purchase in the second quarter 2006 as it did in the second quarter 2005. In 2006, we expect sales outside the US and Canada to continue to increase, but not at the same percentage growth rate as seen from 2004 to 2005.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Collaboration income is reported on our Statement of Operations as a component of revenue. Under our collaboration agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada. The sharing of expenses is according to contractual arrangement and is not equal in all cases. Fuzeon was launched in March 2003.

(in thousands)	Three Months Ended June 30,		Change
	2006	2005
Gross Fuzeon sales by Roche	$37,123	$30,701	$6,422
Less sales adjustments	(6,041)	(5,488)	(553)
Sales adjustments as a % of Gross Sales	16%	18%

Net sales	31,082	25,213	5,869
Cost of goods sold	(11,021)	(11,906)	885
Cost of goods sold as a % of Net Sales	35%	47%

Gross profit	20,061	13,307	6,754
Gross profit as a % of Net Sales	65%	53%
Selling and marketing expenses	(11,878)	(10,003)	(1,875)
Other costs	(1,095)	(1,084)	(11)

Total shared profit	7,088	2,220	4,868
Trimeris share *	4,068	1,534	2,534
Costs exclusive to Trimeris	(253)	(221)	(32)

Net income from collaboration	$3,815	$1,313	$2,502

*	Trimeris’ contribution to selling and marketing expenses is limited in 2006 and 2005. As a result, Trimeris’ and Roche’s share of the collaboration income are not equal.

Gross Fuzeon sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2006 and 2005.

Kits Shipped	2006	2005
Q1	17,100	15,000
Q2	19,800	16,900
Q3		18,500
Q4		21,600

Total	36,900	72,000

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the three months ended June 30, 2006.

Cost of goods sold: Cost of goods sold decreased for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 as Roche is now selling Fuzeon inventory manufactured at lower costs due to manufacturing efficiencies. We expect that our cost of goods sold as a percentage of sales for the remainder of 2006 will approximate the levels seen in the first half of 2006.

Gross profit: Gross profit as a percentage of net sales increased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as a result of improving cost of goods sold as discussed above.

Selling and marketing expenses: Selling and marketing expenses increased for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 as a result of differences in the timing and phasing of certain programs. Overall selling and marketing expenses for 2006 are expected to be similar to those for 2005.

Other costs: Other costs for the three months ended June 30, 2006 and June 30, 2005 include general and administrative and distribution charges. Trimeris is responsible for 50% of these costs under the collaboration agreement.

Costs exclusive to Trimeris: Costs exclusive to Trimeris includes license fees, based on net sales of Fuzeon, for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2006	2005
Non-cash compensation	$712	$99	$613
Other research and development expense	4,249	5,050	(801)

Total research and development expense	$4,961	$5,149	$(188)

Total other research and development expense includes:

•	Development expenses for Fuzeon and T-1249, which we share equally with Roche, and

•	Research expenses for the preclinical development of the next generation of fusion inhibitors, which we did not share equally with Roche in 2005. These expenses will be shared equally with Roche in 2006. The Company also conducts non-partnered research outside of the agreements with Roche.

Non-cash compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) which requires that the cost resulting from all share-based payment transactions be recognized as a charge in the statements of operations. For the second quarter of 2006, the Company recognized an additional $613,000 in employee stock compensation expenses when compared to the results for the second quarter of 2005. Also included in non-cash compensation expense for the three months ended June 30, 2006 and 2005, is the amortization expense for restricted stock issued to employees in June 2004 and expense for stock options granted to non-employees. The restricted stock grants vest 100% after the third year of service and are being amortized on a straight-line basis over the three-year period.

In 2006, we expect a significant increase in non-cash compensation when compared to 2005, due to the adoption of SFAS No. 123 (revised), “Share-Based Payment.” Prior to the adoption of this statement, the majority of share-based payments were not recognized in the statement of operations but were disclosed on a pro forma basis in the footnotes to the financial statements.

Other research and development expense: Total other research and development expense decreased during the three months ended June 30, 2006 compared to the three months ended June 30, 2005, primarily as a result of the following:

•	decreased costs associated with ongoing clinical trial costs for Fuzeon and T-1249, and

•	decreased facilities costs as a result of combining our facilities into one location.

These expense reductions were offset, in part, by an increase in our research expenses related to the next generation fusion inhibitor peptides (which we share equally with Roche).

We expect research and development expenses, net of the reimbursements for Fuzeon, T-1249 and the next generation development costs from Roche, for the remainder of 2006 will approximate the levels seen in the first half of 2006.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
		2005
Non-cash compensation	$844	$112	$732
Other general and administrative expense	2,083	2,317	(234)

Total general and administrative expense	$2,927	$2,429	$498

Non-cash compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) which requires that the cost resulting from all share-based payment transactions be recognized as a charge in the statement of operations. For the second quarter of 2006, the Company recognized an additional $753,000 in employee stock compensation expenses when compared to the results for the second quarter of 2005. Also included in non-cash compensation expense for the three months ended June 30, 2006 and 2005 is the amortization expense for restricted stock issued to employees in June 2004 and to the newly appointed CEO in September 2004. These restricted stock grants vest 100% after the third year of service for employees and after the fourth year of service for the CEO and are being amortized on a straight-line basis over the three-year and four-year periods, respectively. The increase for employee stock compensation expenses was offset, in part, by a decrease in amortization expense of restricted stock for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

In 2006, we expect a significant increase in non-cash compensation when compared to 2005, due to the adoption of SFAS No. 123 (revised), “Share-Based Payment.” Prior to the adoption of this statement, the majority of share-based payments were not recognized in the statement of operations but were disclosed on a pro forma basis in the footnotes to the financial statements.

Other general and administrative expense: There were no significant expense changes between the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

We expect other general and administrative expenses for the remainder of 2006 will approximate the levels seen in the first half of 2006.

Other Income (Expense): The table below presents our other income (expense) for the three months ended June 30, 2006 and 2005.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2006	2005
Interest income	$470	$318	$152
Gain on sale of equipment	—	6	(6)
Interest expense	(194)	(185)	(9)

Total other income, net	$276	$139	$137

Other income (expense) consists of interest income and accretion of interest. The increase in interest income for the three months ended June 30, 2006 was primarily due to the increased interest rate environment. Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount.

RESULTS OF OPERATIONS

Comparison Of Six Months Ended June 30, 2006 and 2005

Revenues

The table below presents our revenue sources for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005
Milestone revenue	$2,111	$861	$1,250
Royalty revenue	4,988	4,403	585
Collaboration income	7,609	1,277	6,332

Total revenue and collaboration income	$14,708	$6,541	$8,167

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of June 30, 2006. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period of our compound, as appropriate.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through June 30, 2006	Revenue for the Six Months Ended June 30, 2006	End of Recognition Period
	$4,600	*	July	1999	$3,635	$74	December 2012
	2,000		October	2000	1,457	42	December 2012
	8,000		March	2003	3,458	350	December 2012
	5,000		May	2003	2,022	228	December 2012
	2,500		June	2003	764	125	June 2013
	750		June	2004	176	42	June 2013
	2,500		Jan	2006	1,250	1,250	December 2006

Total	$25,350				$12,762	$2,111

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We have deferred $4.6 million, the net of the $10 million up-front payment and the $5.4 million for the warrant, over the research and development period, which is currently through December 2012.

In 2006, we will recognize $2.5 million more in milestone revenue when compared to 2005. In January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the collaboration agreement signed in 1999. In February 2006, Trimeris received this payment. This $2.5 million payment will be recognized as a component of revenue during 2006, over the term of the annual 2006 research plan (the period of Trimeris’ continuing involvement).

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

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Collaboration income is reported on our Statement of Operations as a component of revenue. Under our collaboration agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada. The sharing of expenses is according to contractual arrangement and is not equal in all cases. Fuzeon was launched in March 2003.

(in thousands)	Six Months Ended June 30,		Change
	2006	2005
Gross Fuzeon sales by Roche	$69,328	$57,755	$11,573
Less sales adjustments	(10,868)	(9,230)	(1,638)
Sales adjustments as a % of Gross Sales	16%	16%

Net sales	58,460	48,525	9,935
Cost of goods sold	(20,530)	(22,296)	1,766
Cost of goods sold as a % of Net Sales	35%	46%

Gross profit	37,930	26,229	11,701
Gross profit as a % of Net Sales	65%	54%
Selling and marketing expenses	(21,855)	(21,543)	(312)
Other costs	(1,762)	(3,512)	1,750

Total shared profit	14,313	1,174	13,139
Trimeris share *	8,087	1,700	6,387
Costs exclusive to Trimeris	(478)	(423)	(55)

Net income from collaboration	$7,609	$1,277	$6,332

*	Trimeris’ contribution to selling and marketing expenses is limited in 2006 and 2005. As a result, Trimeris’ and Roche’s share of the collaboration income are not equal.

Gross Fuzeon sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2006 and 2005.

Kits Shipped	2006	2005
Q1	17,100	15,000
Q2	19,800	16,900
Q3		18,500
Q4		21,600

Total	36,900	72,000

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the six months ended June 30, 2006.

Cost of goods sold: Cost of goods sold decreased for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 as Roche is now selling Fuzeon inventory manufactured at lower costs due to manufacturing efficiencies.

Gross profit: Gross profit as a percentage of net sales increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of improving cost of goods sold as discussed above.

Selling and marketing expenses: Selling and marketing expenses increased for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of differences in the timing and phasing of certain programs. Overall selling and marketing expenses for 2006 are expected to be similar to those for 2005.

Other costs: Other costs for the six months ended June 30, 2006 and June 30, 2005 include general and administrative and distribution charges. Also included in other costs for the six months ended June 30, 2005 are equipment write-offs at the Boulder manufacturing facility. Trimeris is responsible for 50% of these costs under the collaboration agreement.

Costs exclusive to Trimeris: Costs exclusive to Trimeris includes license fees, based on net sales of Fuzeon, for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005
Non-cash compensation	$1,425	$208	$1,217
Other research and development expense	8,716	10,397	(1,681)

Total research and development expense	$10,141	$10,605	$(464)

Total other research and development expense includes:

•	Development expenses for Fuzeon and T-1249, which we share equally with Roche, and

•	Research expenses for the preclinical development of the next generation of fusion inhibitors, which we did not share equally with Roche in 2005. These expenses will be shared equally with Roche in 2006. The Company also conducts non-partnered research outside of the agreements with Roche.

Non-cash compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) which requires that the cost resulting from all share-based payment transactions be recognized as a charge in the statements of operations. For the first six months of 2006, the Company recognized an additional $1.2 million in employee stock compensation expenses when compared to the results for the first six months of 2005. Also included in non-cash compensation expense for the six months ended June 30, 2006 and 2005, is the amortization expense for restricted stock issued to employees in June 2004 and expense for stock options granted to non-employees. The restricted stock grants vest 100% after the third year of service and are being amortized on a straight-line basis over the three-year period.

Other research and development expense: Total other research and development expense decreased during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, primarily as a result of the following:

•	decreased costs associated with ongoing clinical trial costs for Fuzeon and T-1249, and

•	decreased facilities costs as a result of combining our facilities into one location.

These expense reductions were offset, in part, by the following:

•	by an increase in our research expenses related to the next generation fusion inhibitor peptides (which we share equally with Roche), and

•	an increase in research and related expense conducted with a third party.

General and Administrative Expenses

The table below presents our general and administrative expenses for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005
Non-cash compensation	$1,664	$223	$1,441
Other general and administrative expense	4,419	4,517	(98)

Total general and administrative expense	$6,083	$4,740	$1,343

Non-cash compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) which requires that the cost resulting from all share-based payment transactions be recognized as a charge in the statements of operations. For the first six months of 2006, the Company recognized an additional $1.5 million in employee stock option expenses when compared to the results for the first six months of 2005. Also included in non-cash compensation expense for the six months ended June 30, 2006 and 2005, is the amortization expense for restricted stock issued to employees in June 2004 and to the newly appointed CEO in September 2004. These restricted stock grants vest 100% after the third year of service for employees and after the fourth year of service for the CEO and are being amortized on a straight-line basis over the three-year and four-year periods, respectively.

Other general and administrative expense: Other general and administrative expenses were comparable for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Other Income (Expense): The table below presents our other income (expense) for the six months ended June 30, 2006 and 2005.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005
Interest income	$888	$590	$298
Gain on sale of equipment	—	6	(6)
Interest expense	(386)	(368)	(18)

Total other income, net	$502	$228	$274

Other income (expense) consists of interest income and accretion of interest. The increase in interest income for the six months ended June 30, 2006 was primarily due to the favorable interest rate environment. Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheet as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

(in thousands)	Six Months Ended June 30,
	2006	2005
Net cash provided (used) by operating activities	$5,085	$(5,145)
Net cash provided (used) by investing activities	(410)	5,356
Net cash provided by financing activities	403	506

Net increase in cash and cash equivalents	5,078	717
Cash and cash equivalents, beginning of period	23,559	28,101

Cash and cash equivalents, end of period	$28,637	$28,818

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our collaboration agreement with Roche.

For the six months ended June 30, 2006, cash provided by operating activities resulted from the reduced net loss and increased payments from Roche for the collaboration activities. We also received $4.5 million from Roche during the first quarter for payment of our 2005 research expenses. We use our cash primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and costs for the commercialization of Fuzeon.

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

Investing Activities. The amount used by investing activities for the six months ended June 30, 2006 resulted from the purchase of property and equipment and patent costs offset, in part, by the net maturities of investment securities-available-for-sale. The amount provided by investing activities for the six months ended June 30, 2005 resulted from the net maturities of investment securities-available-for-sale offset, in part, by the purchase of property and equipment and patent costs. The purchase and maturity of investment securities-available-for-sale was due to the normal maturity and repurchase of investments.

In 2006, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on the purchase of property, furniture and equipment and patent costs in 2006 to approximate the spending in 2005.

Financing Activities. The amount provided by financing activities for the six months ended June 30, 2006 and 2005 resulted from proceeds from the exercise of stock options and the purchase of shares under our employee stock purchase plan.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sales. As of June 30, 2006, we had $41.7 million in cash and cash equivalents and short-term-investments, compared to $36.9 million as of December 31, 2005.

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

Contractual Obligations. The following table summarizes our material contractual commitments at June 30, 2006 for the remainder of 2006 and subsequent years (in thousands):

Contractual Obligation****	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases*	$754	$1,508	$1,538	$1,569	$1,600	$6,873	$13,842
Other contractual obligations**	1,000	2,000	2,000	1,000	—	—	6,000
Other long-term liabilities reflected on the Balance Sheet ***	—	—	—	—	—	22,404	22,404

Total	$1,754	$3,508	$3,538	$2,569	$1,600	$29,277	$42,246

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. We reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Our share of this capital investment is approximately $14.0 million. At June 30, 2006, we have capitalized costs of $8.0 million, and expect to pay approximately

$500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our Balance Sheet under the caption “Advanced payment—Roche.” In the event our collaboration agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	Our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2005 and 2004, we increased this liability by $746,000 and $154,000, respectively, for accretion of interest. During the six months ended June 30, 2006, we increased this liability by $386,000. The total liability of $16.9 million at June 30, 2006, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.
****	The Company may have other contractual obligations to the following entities upon achievement of certain developmental, clinical and commercial milestones. At present there is no certainty of achievement of these milestones.

Array Biopharma, Inc. (“Array”)

The agreement contemplates that Trimeris could owe Array up to $9.7 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2005, 2004 and 2003, we incurred costs, under this agreement, of $5,000, $15,000 and $0, respectively. During the six months ended June 30, 2006, we incurred no costs under this agreement.

Neokimia, Inc. (“Neokimia”)

The agreement contemplates that Trimeris could owe Neokimia up to $20 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2005, 2004 and 2003, we incurred no costs under this agreement. During the six months ended June 30, 2006, we incurred no costs under this agreement.

New York Blood Center

The Company does not have milestone obligations under this license agreement, however does make payments based on a contracted term.

ChemBridge Research Laboratories (“CRL”)

The agreement contemplates that Trimeris could owe CRL up to $5.25 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones with an additional $1.25 million in milestone payments due for each additional compound commercialized. During the year ended December 31, 2005, we incurred costs of $496,000 under this agreement. During the six months ended June 30, 2006 we incurred $383,000 under this agreement.

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

Accounting and Other Matters

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN No. 48 on our financial statements.

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

Net Operating Loss Carryforwards

As of December 31, 2005, we had a net operating loss carryforward for federal tax purposes of approximately $343.6 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and other deferred tax assets, net of deferred tax liabilities, and therefore recognized no tax benefit. Our ability to utilize this net operating loss carryforward may be subject to an annual limitation in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986, as amended.

Critical Accounting Policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2005 except as follows.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised), a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which requires that all share-based payments to employees and directors, including grants of stock options be recognized in the statement of operations based on their fair values. SFAS No. 123 (revised) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows. On January 1, 2006, we adopted SFAS No. 123 (revised) using the modified prospective method of adoption as permitted under SFAS No. 123 (revised) which requires that compensation expense be recorded for all non-vested stock options and other stock-based awards as of the beginning of the first quarter of adoption. In accordance with the modified prospective method, no prior period amounts have been restated to reflect the provisions of SFAS No. 123 (revised).

Prior to the adoption of SFAS No. 123 (revised), in accordance with the provisions of SFAS 123, we elected to follow APB 25 in accounting for our employee stock-based plans. Under APB 25, if the exercise price of Trimeris’ employee and director stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized. However, as required by SFAS 123, the pro forma impact of expensing the fair value of our stock option awards and employee stock purchase plan was disclosed in the notes to our financial statements.

In connection with our adoption of SFAS No. 123 (revised), we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. Concurrent with our adoption of SFAS No. 123 (revised), we determined that a blend of historical volatility along with implied volatility for traded options on Trimeris’ stock is an appropriate measure of market conditions and expected volatility. We estimate the weighted-average expected life of our stock-option awards based on historical cancellation and exercise data related to our stock-based awards as well as the contractual term and vesting terms of the awards. We are allocating stock-based compensation expense using a straight-line expense attribution approach for stock-based awards. We currently believe that the straight-line expense attribution approach better reflects the level of service to be provided over the vesting period of our awards. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimated forfeitures based on our historical experience.

During the six months ended June 30, 2006, we recognized stock-based compensation expense related to employee stock options and the employee stock purchase plan of $2.7 million. As of June 30, 2006, we had unrecognized stock-based compensation of $5.4 million related to non-vested stock options awards, which is expected to be recognized over an estimated weighted average period of 1.9 years.

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

Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See “Risk Factors,” in Part II -Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for a further discussion regarding some of the reasons that actual result may be materially different from those that we anticipate.

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

The table below presents the carrying value, which is approximately equal to fair value, and related weighted-average interest rates for our investment portfolio at June 30, 2006. Fair value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$27,864	5.16%
Investment securities - available-for-sale-fixed rate	13,112	5.28%
Overnight cash investments—fixed rate	773	4.35%

Total cash, cash equivalents and investment securities	$41,749	5.18%

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of June 30, 2006. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks that should be considered in evaluating our Company and our business:

•	that if Fuzeon does not maintain or increase its market acceptance, our business will be materially harmed;

•	that we rely on our collaborative partner Roche to fulfill its contractual obligations regarding research and development, manufacturing and financial reporting. If Roche is unable or unwilling to fulfill its obligations to us, our business could be significantly harmed;

•	that if Roche does not re-new or agree to amendments of our current research agreement to discover, develop and commercialize novel peptide fusion inhibitors, we may not be able to proceed with the development of our most promising drug candidates;

•	that newly approved HIV drugs may displace or significantly reduce the use and market share of Fuzeon;

•	that our business may require substantial additional capital, which we may not be able to obtain on commercially reasonable terms, and could be required to cut back or stop certain operations if we are unable to raise or obtain needed funding;

•	that in order to be profitable over an extended period, we will need to maintain arrangements with third parties for the sale, marketing and distribution of our current and future drug candidates or expend significant resources to develop these capabilities;

•	that if sufficient amounts of Fuzeon and or any other drugs we attempt to bring to market cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;

•	that we may not receive all necessary regulatory approvals for future drug candidates or approvals may be delayed;

•	that HIV is likely to develop resistance to Fuzeon and our future drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•	that our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•	that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•	that we depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that Roche has significant inventory of both finished product and raw materials on hand, and if Fuzeon sales do not increase we could face the risk of significant write-offs; and

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates.

There were no material changes to the risk factors described in our 2005 Annual Report on Form 10-K. See “Item 1A-Risk Factors” in the Form 10-K filed by Trimeris on March 10, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Stockholders’ Meeting held on July 13, 2006:

	For	Withheld	Abstain
Election of the following Directors:
Dani P. Bolognesi, Ph.D.	18,451,747	245,974	251,128
J. Richard Crout, M.D.	18,450,359	247,362	251,128
Steven D. Skolsky	18,408,121	288,369	252,359

	For	Against	Abstain	No Vote
Appointment of KPMG LLP as independent registered public accountants for the year ending December 31, 2006	18,734,981	18,249	195,619	—

Vote to approve an amendment to increase the number of shares of common stock available for issuance under the Stock Incentive Plan by 500,000 shares to a total of 6,252,941 shares of common stock	16,027,361	806,341	4,225	2,110,922

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

Trimeris, Inc.
(Registrant)

August 9, 2006	By:	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky
Chief Executive Officer

August 9, 2006	By:	/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

August 9, 2006	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Director of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Steven D. Skolsky as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.