Form 10-Q
period 2006-09-30
TRIMERIS INC
filed 2006-11-13
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2006 was 22,114,097.

TRIMERIS, INC.

FORM 10-Q

For the Nine Months Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,497	$23,559
Investment securities-available-for-sale	12,008	13,330
Accounts receivable - Roche	11,159	10,500
Other receivables	27	54
Prepaid expenses	232	1,369

Total current assets	55,923	48,812

Property, furniture and equipment, net	2,386	2,640

Other assets:
Patent costs, net	2,592	2,424
Advanced payment - Roche	5,883	5,218
Deposits and other assets	988	1,048

Total other assets	9,463	8,690

Total assets	$67,772	$60,142

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$747	$1,919
Accrued compensation	3,225	2,841
Deferred revenue – Roche	2,118	1,722
Accrued expenses	2,740	1,597

Total current liabilities	8,830	8,079

Deferred revenue - Roche	9,681	10,477
Accrued marketing costs	17,089	16,507
Other liabilities	712	706

Total liabilities	36,312	35,769

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,114 and 22,057 shares issued and outstanding at September 30, 2006 and December 31, 2005	22	22
Additional paid-in capital	407,242	404,293
Accumulated deficit	(375,785)	(378,470)
Deferred compensation	—	(1,462)
Accumulated other comprehensive loss	(19)	(10)

Total stockholders’ equity	31,460	24,373

Total liabilities and stockholders’ equity	$67,772	$60,142

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Milestone revenue	$789	$431	$2,900	$1,292
Royalty revenue	3,391	1,886	8,379	6,289
Collaboration income	5,559	2,243	13,168	3,520

Total revenue and collaboration income	9,739	4,560	24,447	11,101

Operating expenses:
Research and development:
Non-cash compensation	492	111	1,917	319
Other research and development expense	3,348	5,323	12,064	15,720

Total research and development expense	3,840	5,434	13,981	16,039

General and administrative:
Non-cash compensation	679	113	2,343	336
Other general and administrative expense	1,979	2,442	6,398	6,959

Total general and administrative expense	2,658	2,555	8,741	7,295

Total operating expenses	6,498	7,989	22,722	23,334

Operating income (loss)	3,241	(3,429)	1,725	(12,233)

Other income (expense):
Interest income	519	332	1,407	922
Gain (loss) on sale of equipment	7	(16)	7	(10)
Interest expense	(196)	(188)	(582)	(556)

Total other income	330	128	832	356

Income (loss) before taxes and cumulative effect of change in accounting principle	$3,571	$(3,301)	$2,557	$(11,877)
Income tax provision	124	—	124	—

Income (loss) before cumulative effect of change in accounting principle	3,447	(3,301)	2,433	(11,877)
Cumulative effect of change in accounting principle	$—	$—	$252	$—

Net income (loss)	$3,447	$(3,301)	$2,685	$(11,877)

Basic income (loss) per share before cumulative effect of accounting change	$0.16	$(0.15)	$0.11	$(0.55)
Diluted income (loss) per share before cumulative effect of accounting change	0.16	(0.15)	0.11	(0.55)
Accounting change	—	—	0.01	—

Basic net income (loss) per share	$0.16	$(0.15)	$0.12	$(0.55)

Diluted net income (loss) per share	$0.16	$(0.15)	$0.12	$(0.55)

Weighted average shares used in basic per share computations	21,911	21,740	21,889	21,726

Weighted average shares used in diluted per share computations	22,037	21,740	22,056	21,726

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,685	$(11,877)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of property, furniture and equipment	726	784
Net (gain) loss on sale of equipment	(7)	10
Patent/license amortization	125	67
Patent costs expensed	66	144
Amortization of deferred revenue – Roche	(2,900)	(1,292)
Non-cash compensation	4,260	655
Cumulative effect of change in accounting principle	(252)	—
Decrease (increase) in assets:
Recoverable franchise taxes	—	144
Accounts receivable - Roche	(659)	1,718
Other receivables	27	—
Prepaid expenses	1,137	1,304
Advanced payment - Roche	(665)	(305)
Deposits and other assets	42	(1,030)
Increase (decrease) in liabilities:
Accounts payable	(1,172)	(358)
Accrued compensation	384	172
Accrued expenses	1,143	1,518
Accrued marketing costs	582	556
Deferred revenue - Roche	2,500	—
Other liabilities	6	596

Net cash provided (used) by operating activities	8,028	(7,194)

Cash flows from investing activities:
Purchases of investment securities - available-for-sale	(11,984)	(21,942)
Maturities of investment securities - available-for-sale	13,297	25,686
Purchases of property, furniture and equipment	(479)	(997)
Proceeds from the sale of equipment	14	6
Patent costs	(341)	(627)

Net cash provided by investing activities	507	2,126

Cash flows from financing activities:
Proceeds from employee stock purchase plan exercise	138	85
Proceeds from exercise of stock options	265	425

Net cash provided by financing activities	403	510

Net increase (decrease) in cash and cash equivalents	8,938	(4,558)
Cash and cash equivalents, beginning of period	23,559	28,101

Cash and cash equivalents, end of period	$32,497	$23,543

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (the “Company”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells.

The Company has a worldwide agreement with F. Hoffmann-La Roche Ltd. (“Roche”), to develop and market T-20, marketed as Fuzeon®, whose generic name is enfuvirtide, and a Next Generation Fusion Inhibitor (“NGFI”) peptide. The Company and Roche have previously agreed to share development expenses of another compound, known as T-1249. The Company and Roche have recently agreed to limit the T-1249 co-development program to the treatment of a small number of patients that are currently receiving the drug. Fuzeon is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, and receives a royalty based on net sales of Fuzeon outside the United States and Canada.

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

The Company has a Collaboration Agreement (defined below) with Roche, which accounted for 100% of the Company’s royalty revenue for the nine months ended September 30, 2006 and 2005. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration and milestone revenue. Substantially all of the accounts receivable at September 30, 2006 and December 31, 2005 are comprised of receivables from Roche.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS No. 123 (revised)”). SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions with employees be recognized as a charge in the statements of operations. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This Statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company adopted SFAS No. 123 (revised) as of January 1, 2006, using the modified prospective method. The Company’s financial statements as of and for the nine months ended September 30, 2006 reflect the impact of adopting SFAS No. 123 (revised). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123 (revised). See Note 6 “Stock Based Compensation” for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Non-cash compensation expense recognized in the statements of operations during the three and nine months ended September 30, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the stock-based payment awards granted or modified subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS No. 123 (revised). As stock-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123 (revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

2. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan. The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised). The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Numerator:
Net income	3,447	2,685

Denominator:
Weighted average common shares	21,911	21,889

Denominator for basic calculation	21,911	21,889
Weighted average effect of dilutive securities:
Employee stock options	15	63
Employee stock purchase plan	1	1
Restricted stock	110	103

Denominator for diluted calculation	22,037	22,056

Net income per share:
Basic	$0.16	$0.12

Diluted	$0.16	$0.12

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2006, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for those periods, amounted to approximately 3.4 million and 3.3 million, respectively. Also excluded for the three and nine months ended were 362,000 warrants to purchase common stock due to their antidilutive effect.

At September 30, 2006, there were 3,759,000 options to purchase common stock, 153,000 restricted stock grants, which become fully vested in 2007, a 50,000 restricted stock grant, which becomes fully vested in 2008, and 362,000 warrants to purchase common stock outstanding. At September 30, 2005, there were 3,587,000 options to purchase common stock, 157,000 restricted stock grants, which become fully vested in 2007, 50,000 restricted stock grants, which become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005, approximately $582,000 and $556,000, respectively was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the amendment to the collaboration agreement dated July 12, 2004. No cash was paid for interest during the nine months ended September 30, 2006 and 2005.

Net unrealized losses on investment securities-available-for-sale totaled $9,000 during the nine months ended September 30, 2006 and net unrealized gains on investment securities-available-for-sale totaled $5,000 during the nine months ended September 30, 2005. Unrealized gains/losses are reported on the balance sheets as a component of stockholders’ equity in accumulated other comprehensive loss.

4. ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into a worldwide agreement with Roche, to develop and commercialize certain peptide therapeutic compounds for the treatment of HIV (the “Collaboration Agreement”). The agreement currently provides for the development and commercialization of T-20, currently marketed as Fuzeon®, whose generic name is enfuvirtide, and a Next Generation Fusion Inhibitor peptide. While the Company’s development agreement with Roche covers the commercialization of Fuzeon and a Next Generation Fusion Inhibitor peptide, to date only Fuzeon is commercially available. The Company and Roche have previously agreed to share development expenses of another compound, known as T-1249. The Company and Roche have recently agreed to limit the T-1249 co-development program to the treatment of a small number of patients that are currently receiving the drug.

This agreement with Roche grants them an exclusive, worldwide license for Fuzeon and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of Fuzeon and our other drug candidates, including but not limited to pricing, sales force activities, and promotional activities.

Collaboration Income

Product sales of Fuzeon began in the United States in March 2003 and are recorded by Roche. Under the Collaboration Agreement with Roche, the Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of Fuzeon in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing and other expenses related to the sale of Fuzeon, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of Fuzeon in the United States and Canada were $92.0 million and $76.9 million during the nine months ended September 30, 2006 and 2005, respectively. Total net sales of Fuzeon in the United States and Canada were $33.5 million and $28.4 million during the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, the gross profit from the sale of Fuzeon exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of Fuzeon in the United States of $13.2 million and $3.5 million respectively. During the three months ended September 30, 2006 and 2005, the gross profit from the sale of Fuzeon exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of Fuzeon in the United States of $5.6 million and $2.2 million, respectively. Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Fuzeon is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the Fuzeon selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the nine months ended September 30, 2006 and 2005, the Company increased the initial recorded liability by $582,000 and $556,000, respectively for accretion of interest. For the three months ended September 30, 2006 and 2005, the Company increased the initial recorded liability by $196,000 and $188,000, respectively for accretion of interest. The total liability of $17.1 million and $16.5 million at September 30, 2006 and December 31, 2005, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 Fuzeon marketing costs. With respect to both 2005 and 2006, there are no accrued marketing costs.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche, which amended the Collaboration Agreement, and set forth certain rights and responsibilities that the parties previously agreed to, with respect to the manufacture and sale of Fuzeon. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company’s anticipated share of this capital investment is approximately $14.0 million. As a result, the Company recognized an initial payment of $4.0 million in June 2004, and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our collaboration agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche.” This asset is amortized based on the units of Fuzeon sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming all payments are made and sales of Fuzeon continue, the Company estimates that this asset has a remaining useful life of approximately 10 years. In addition, other peptide drug candidates discovered under our collaboration with Roche could be manufactured using the same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Under the Manufacturing Amendment, if the Roche owned facilities in Boulder, used for the manufacture of Fuzeon, are used to produce other products for Roche, a credit to the collaboration will result. During the period from January 2006 through September 2006, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit is approximately $632,000. During the period from July 2004 through June 2005, we also received a similar credit of which our share was approximately $900,000. These payments have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to Fuzeon if the facility had remained underutilized and will be recognized when the related Fuzeon produced during this period is sold.

Royalty Revenue

The Company receives royalties on sales of Fuzeon in countries outside of the United States and Canada. Roche is responsible for all activities related to Fuzeon outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. For the third quarter of 2006, the royalty rate increased from 10% to 12% upon Trimeris reaching a certain Fuzeon sales milestone. Royalties of $8.4 million and $6.3 million were recognized as revenue during the nine months ended September 30, 2006 and 2005, respectively. Royalties of $3.4 million and $1.9 million were recognized as revenue during the three months ended September 30, 2006 and 2005, respectively.

Development Expenses

Under the collaboration agreement, development costs are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for Fuzeon and T-1249. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug Application, or IND, and the New Drug Application, or NDA, for Fuzeon and is responsible for all regulatory issues, maintenance activities and communications with the Food and Drug Administration (“FDA”). The Company’s share of development expenses pertaining to the United States and Canada are included on the Company’s Statements of Operations in operating expenses under research and development.

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

Under this initial agreement, certain peptides would have been treated differently with respect to the sharing of costs and profits of development and commercialization. For example, subject to certain limitations, for peptides discovered after July 1, 1999, and that are covered by the original Trimeris patent estate (“Type II peptides”), Roche and Trimeris would have shared costs and profits incurred in the U.S. and Canada equally. Trimeris would have received a royalty on the sale of Type II peptides that occur in the rest of the world. With respect to peptides discovered after July 1, 1999, but that are covered by patents outside the original Trimeris patent estate (“Type III peptides”), Roche and Trimeris would have shared costs and profits equally worldwide.

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Collaboration Agreement. In February 2006, Trimeris received this payment. This payment was being recognized as milestone revenue over the term of the 2006 research agreement. During the third quarter of 2006, we extended our research agreement with Roche from January 1, 2007 to December 31, 2008. As a result we will recognize the remainder of this milestone over the extended period (the period of our continuing involvement).

In January 2006, Roche and Trimeris announced the selection of two next-generation fusion inhibitor peptides for co-development and progression into further pre-clinical studies. The peptides, TRI-1144 and TRI-999, first synthesized at Trimeris, are distinct compounds derived from HR2 sequences of HIV and have been developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also central to the development program is increased patient convenience via simpler, more patient-friendly administration, with a target of once-weekly dosing. Based upon preclinical studies completed in September 2006, TRI-1144 was determined to have met the criteria established by Trimeris and Roche for further development and is currently being advanced as the lead preclinical Next Generation Fusion Inhibitor (“NGFI”) candidate. TRI-999 did not satisfy these criteria and will not be further developed.

In September 2006, Trimeris Inc. entered into an amendment to the Research Agreement (the “Third Amendment”) with Roche that amends the terms of the existing research agreement between the parties. The Third Amendment extends the term of the Research Term (as defined in the Research Agreement) by an additional two years, from January 1, 2007 through December 31, 2008. The Third Amendment covers the research, development and commercialization of the companies’ NGFI peptides. Research, development and commercialization costs for the NGFI program will continue to be split equally, as will any profits from the worldwide sale of products covered under the Third Amendment.

In addition, pursuant to the Third Amendment, the Company has the option to participate in the co-development and commercialization of certain Roche developed fusion inhibitor peptides. In order to exercise its option, the Company must pay Roche a one-time, lump sum payment of $4.5 million.

The Third Amendment also contains provisions addressing any discontinuation in the development of both TRI-999 and TRI-1144 by Roche. In the event that development of both TRI-999 and TRI-1144 are discontinued by Roche, then all “Trimeris Proprietary Rights” (as defined in the Development and License Agreement between Roche and Trimeris dated July 1, 1999) revert back to the Company. However, Roche would retain an exclusive license to the Trimeris Proprietary Rights to make, use, offer for sale, import and sell T-20 (i.e., Fuzeon).

The Third Amendment specifies that the development of T-1249 under the Development and License Agreement shall be limited to treating patients currently being administered T-1249, that the Development and License Agreement shall only govern the activities with regard to T-20, and that the concept of a Replacement Compound as defined in the Development and License Agreement is no longer applicable.

5. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires that unrealized gains or losses on the Company’s available-for-sale securities be included in other comprehensive income (loss).

The table below presents the Company’s other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005.

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$3,447	$(3,301)	$2,685	$(11,877)
Unrealized gain (loss)	7	—	(9)	5

Other comprehensive income (loss)	$3,454	$(3,301)	$2,676	$(11,872)

6. STOCK BASED COMPENSATION

The Company adopted SFAS No. 123 (revised) using the modified prospective method on January 1, 2006. Accordingly, during the nine months ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and awards granted after January 1, 2006, using the Black-Scholes valuation model. The Company has recognized the compensation expense using a straight-line amortization method. As SFAS No. 123 (revised) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the nine months ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered voluntary termination behaviors as well as trends of actual option forfeitures. As a result of the adoption of SFAS No. 123 (revised), the Company recognized non-cash compensation expense of approximately $932,000 and $3.6 million relating to the fair value of employee stock compensation during the three months and nine months ended September 30, 2006, respectively. The additional expense incurred as a result of adoption of SFAS No. 123 (revised) is comprised of expense associated with employee stock options and the employee stock purchase plan.

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the nine month periods ended September 30, 2006 and 2005:

	2006	2005
Estimated dividend yield	0.00%	0.00%
Expected stock price volatility	39.0-52.0%	45.0-50.0%
Risk-free interest rate	4.68-4.96%	3.50%
Expected life of options (in years)	4.4-9.0	5
Expected life of employee stock purchase plan options (in years)	2	2

The Company’s computation of expected volatility for the nine months ended September 30, 2006 is based on a combination of historical and market-based implied volatility from publicly traded and quoted options on the Company’s stock. The computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The risk-free interest rate for periods within the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of the grants.

The table below presents the Company’s stock based compensation for the three and nine months ended September 30, 2006 and 2005.

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Employee Stock Option Plan *	$915	$—	$3,552	$—
Employee Stock Purchase Plan	17	—	69	—
Restricted stock to employees	268	166	631	615
Non-employee stock options	(29)	58	8	40

Total stock option expense**	$1,171	$224	$4,260	$655

*	Formally known as the Trimeris, Inc. Amended and Restated Stock Incentive Plan
**	Stock option expense was reported under APB 25 during 2005, whereas 2006 is reported under SFAS No. 123 (revised).

Employee Stock Option Plan

In 1993, the Company adopted a stock option plan, which allows for the issuance of non-qualified and incentive stock options. During 1996, the Trimeris, Inc. Amended and Restated Stock Incentive Plan (the “Employee Stock Option Plan”) was implemented and replaced the 1993 plan. Under the Employee Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 5,752,941 shares of common stock. On July 13, 2006, stockholders approved an amendment to increase the number of authorized shares from 5,752,941 to 6,252,941. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $0.34 to $78.50 per share. The vesting period generally occurs over four years. At September 30, 2006, there were approximately 785,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 plan were cancelled at the inception of the Employee Stock Option Plan while the non-qualified stock options remain outstanding at an exercise price of $0.43. No more grants will be made under the 1993 plan. The Company has sufficient authorized and unissued shares to make all issuances under its share based compensation plans.

A summary of option activity under the Employee Stock Option Plan during the nine months ended September 30, 2006 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at January 1, 2006	3,393	$23.83
Granted	459	10.64
Exercised	(46)	5.74
Forfeited	(47)	17.67

Options outstanding at September 30, 2006	3,759	$22.61	6.41	$378
Options vested or expected to vest at September 30, 2006	3,672	$22.85	6.36	$378
Options exercisable at September 30, 2006	2,701	$26.60	5.46	$378

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $5.47 and $5.84, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $309,000 and $226,000, respectively.

A summary of the activity of the Company’s nonvested options during the nine months ended September 30, 2006, is presented below:

Nonvested Options Issued Under the Stock Option Plan

	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,098	$6.86
Granted	459	5.47
Vested	(465)	7.83
Forfeited	(34)	6.52

Nonvested at September 30, 2006	1,058	$6.06

As of September 30, 2006, there was approximately $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $3.4 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which permits eligible employees to purchase newly issued shares of common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. During the nine months ended September 30, 2006 and 2005, 16,000 and 10,000 shares were issued under this plan. At September 30, 2006, there were 60,000 shares remaining available for issuance. As a result of the adoption of SFAS No. 123 (revised), the Company recognized $17,000 and $69,000 of compensation expense for the three and nine months ended September 30, 2006, related to the fair value of the shares purchased under the employee stock purchase plan.

Restricted Stock

In June 2004, an aggregate grant of 191,500 shares of restricted stock was made to substantially all employees. The shares vest 100% after three years. In September 2004, a grant of 50,000 shares of restricted stock was made to the newly appointed Chief Executive Officer (“CEO”). The shares granted to the CEO vest 100% after four years of service. Non-cash compensation expense, related to these restricted stock grants, in the amount of $631,000 and $615,000 was recognized for the nine months ended September 30, 2006 and 2005, respectively. Non-cash compensation expense related to these restricted stock grants, in the amount of $268,000 and $166,000 was recognized for the three months ended September 30, 2006 and 2005, respectively. SFAS No. 123 (revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123 (revised), the Company recognized actual forfeitures of restricted stock upon occurrence. The cumulative effect of the change in accounting principle relating to this change was $252,000, and is included in the accompanying statement of operations for the nine months ended September 30, 2006. As of September 30, 2006, there was approximately $702,000 of total unrecognized compensation cost related to restricted stock grants.

Prior to the adoption of SFAS No. 123 (revised), the Company’s outstanding restricted stock granted to employees in June 2004 and the CEO in September 2004, was recorded as deferred compensation on the balance sheet as of December 31, 2005. Upon the adoption of SFAS No. 123 (revised) as of January 1, 2006, the unearned deferred compensation balance of approximately $1.5 million was reclassified to additional-paid-in-capital.

A summary of the activity of the Company’s nonvested restricted stock during the nine months ended September 30, 2006, is presented below:

Nonvested Shares Issued Under the Plan

Number of Shares (in thousands)
Nonvested at January 1, 2006	207
Granted	—
Vested	—
Forfeited	(4)

Nonvested at September 30, 2006	203

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

The change in additional paid–in capital during the nine months ended September 30, 2006 and 2005 was $8,000 and $40,000, respectively, related to expense of non-cash compensation charges.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (revised)

Prior to the adoption of SFAS No. 123 (revised), the Company applied APB 25 and provided the disclosures required under SFAS No. 123. Employee stock-based compensation expense was not reflected in our results of operations for the three and nine months ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred.

The pro forma amounts for the three and nine months ended September 30, 2005 were as follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(3,301)	$(11,877)
Add: Stock-based compensation expense included in reported net loss	166	615
Less: Stock-based compensation expense that would have been included in the determination of net loss if the fair value method was applied	(1,085)	(4,533)

Pro forma	$(4,220)	$(15,795)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.55)
Pro forma	$(0.19)	$(0.73)

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

The components of net periodic post-retirement benefits cost of the Plan for the three and nine months ended September 30, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$19	$18	$55	$54
Interest cost	5	4	14	12
Recognized net actuarial loss	(5)	(4)	(13)	(12)
Amortization of prior service costs	6	6	18	18

Total	$25	$24	$74	$72

The accumulated post-retirement benefit obligation (“APBO”) was determined using a discount rate of 5.75% and 6.00% at December 31, 2005 and 2004, respectively. This rate is determined based on high-quality fixed income investments that match the duration of the expected retiree medical benefits. The Company has typically used the corporate Aa bond rate for this assumption. An assumed annual medical trend rate of 10% was used beginning in 2006, reducing by 1% per year to an ultimate rate of 5% in 2011. A 1% increase in the trend rate would increase the projected APBO by approximately $100,000 and would increase the service and interest cost components by approximately $29,000. A 1% decrease in the trend rate would decrease the projected APBO by approximately $74,000 and would decrease the service and interest cost components by approximately $21,000.

The expected future benefit payments under the plan (in thousands) are as follows:

Year(s) ending December 31:	Amount
2006	$—
2007	—
2008	—
2009	1
2010	2
2011 to 2015	34

Total	$37

8. INCOME TAXES

Income tax expense has been accrued for the three and nine months ended September 30, 2006 at approximately 5% as the company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Under the collaboration agreement, Trimeris and Roche are obligated to share equally the future development expenses for Fuzeon and T-1249 for the United States and Canada. We also expect to have capital expenditures of approximately $200,000 during the remainder of 2006 that will not be shared with Roche. We may finance these expenditures with capital or operating leases, debt or working capital.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $503,000 as of September 30, 2006.

The minimum payments under this lease are as follows (in thousands):

Year ending December 31:
2006 remaining	$377
2007	1,508
2008	1,538
2009	1,569
2010	1,600
Thereafter	6,873

$13,465

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a biopharmaceutical company primarily engaged in the discovery, development and commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our compounds under research offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

We have a worldwide agreement with F. Hoffmann-La Roche Ltd. (“Roche”), to develop and market T-20, marketed as Fuzeon, whose generic name is enfuvirtide, and a Next Generation Fusion Inhibitor peptide. Fuzeon is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of Fuzeon in the United States and Canada with Roche, and receives a royalty based on net sales of Fuzeon outside the United States and Canada.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123 revised”) which requires that the cost resulting from all share-based payment transactions with employees be recognized as a charge in the statements of operations. For the third quarter of 2006, the Company recognized an additional $932,000 in employee stock compensation expenses when compared to the results for the third quarter of 2005.

For the third quarter of 2006, the Company recorded a net profit of $3.4 million or $0.16 per share compared to a net loss of $3.3 million or ($0.15) per share in the third quarter of 2005. This result was primarily driven by the following factors:

•	Collaboration income - Collaboration income increased to $5.6 million in the third quarter of 2006 compared to $2.2 million in the third quarter of 2005. This result was primarily driven by an increase in Fuzeon sales in North America to $33.5 million in the third quarter of 2006 from $28.4 million in the third quarter of 2005, a growth of 18%.

•	Milestone revenue – Milestone revenue increased to $789,000 in the third quarter of 2006 from $431,000 in the third quarter of 2005. The increase in milestone revenue was driven by the payment of $2.5 million in February 2006 from Roche for the results of research that was performed outside the research plan during 2005. During the quarter, we extended our research agreement with Roche from January 1, 2007 to December 31, 2008. As a result we will recognize the remainder of this milestone over the extended period (the period of our continuing involvement).

•	Operating expenses – Operating expenses decreased to $6.5 million in the third quarter of 2006 from $8.0 million in the third quarter of 2005. During the third quarter of 2006, the Company recorded an additional $932,000 in employee stock compensation expenses, driven by the adoption of SFAS No. 123 (revised). Overall we have seen a decline in our total operating expense driven primarily by the decrease in costs associated with ongoing clinical trials for Fuzeon and T-1249.

For a comparison of the nine months ended September 30, 2006 and 2005, see “Results of Operations – Comparison of Nine Months Ended September 30, 2006 and 2005.

Recent Company Announcements

Change in Guidance Regarding North American Sales

On October 11, 2006, the Company revised its guidance for Fuzeon net sales in the U.S. and Canada for the full year 2006 from the previous range of between $140 million to $150 million to the new range of between $126 million to $134 million (representing 12 to 19 percent growth over 2005). The revision was related to slower than anticipated adoption of the newest HIV protease inhibitors which has provided less momentum than we expected for increasing new FUZEON prescriptions. The Company maintained its guidance of achieving profitability for the full year 2006, including option expense.

Alternative Administration

On October 11, 2006, we and Roche provided an update on the companies’ development plans for administration of Fuzeon (enfuvirtide) with a needle-free injection device (Biojector® 2000, B2000). In recent discussions with the FDA regarding the submission of an amended Supplemental New Drug Application (“sNDA”) for inclusion of the B2000 device as an administration option for Fuzeon, the agency acknowledged that, based on currently-available evidence, administration with B2000 achieves similar blood levels of Fuzeon compared to standard needle-syringe administration. However, the FDA indicated that a small number of certain adverse events related to administration of Fuzeon with the B2000 device (hematomas and nerve bundle pain) warrant review of additional information in order to better characterize the incidence of these events. Some of these events were associated with use of B2000 to deliver Fuzeon either in close proximity to bone joints or into scar tissue. In the current product label, Fuzeon is recommended for injection in the upper arm, upper leg and stomach. The Fuzeon labeling also cautions against injecting into scar tissue.

Based on this information, the FDA has requested additional safety information on the nature and incidence of injection site reactions (“ISRs”), including data from the Fuzeon BOSS (Biojector Open Label Safety Study; ENF 407) trial, as well as from other data sources. Initiated earlier in 2006, the BOSS trial has completed enrollment of approximately 330 current or prior Fuzeon patients at 43 trial sites in the U.S. and Puerto Rico in an eight-week study to assess the safety and patient acceptance of B2000 compared to standard needle-syringe administration for Fuzeon. In advance of receiving additional B2000 safety data, the FDA has requested changes to the current Fuzeon labeling (both Package Insert and Patient Injection Instructions) to add precautions regarding hematoma and nerve bundle pain associated with B2000 administration, as well as use of the B2000 device in patients with bleeding disorders.

Based on this recent FDA response, the submission of an amended sNDA by Roche and Trimeris will be delayed from the second half of 2006 until at least the first half of 2007, when data from the BOSS trial and other information are available.

Our WAND study (With an Needle-free Device) showed the benefits of needle-free administration of Fuzeon. This study achieved the primary endpoint of a 50% reduction in the incidence of painful injection site reactions with use of the Bioject B2000 needle-free device compared to standard needle-syringes. Following use of both administration systems, 84% of patients preferred the B2000 needle-free device versus 16% favoring standard needle/syringe administration.

Research Agreement

On September 7, 2006, we announced that our Research Agreement with Roche to co-develop a novel, Next Generation Fusion Inhibitor (“NGFI”) with the goal of durable HIV suppression and once weekly dosing was extended through December 31, 2008. The development work covered under the Research Agreement has focused on two distinct peptide classes, exemplified by TRI-999 and TRI-1144 as NGFI candidates. Based on recently completed preclinical studies, TRI-1144 met the criteria established by Trimeris and Roche for further development and is being advanced as the lead preclinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be further developed. We expect to begin our first time in man studies in 2007.

Management’s Discussion and Analysis in this Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on March 10, 2006.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended September 30, 2006 and 2005

Revenues

The table below presents our revenue sources for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2006	2005
Milestone revenue	$789	$431	$358
Royalty revenue	3,391	1,886	1,505
Collaboration income	5,559	2,243	3,316

Total revenue and collaboration income	$9,739	$4,560	$5,179

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2006. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period of our compound, as appropriate.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through September 30, 2006	Revenue for the Three Months Ended September 30, 2006	End of Recognition Period
	$4,600	*	July	1999	$3,672	$37	December 2012
	2,000		October	2000	1,478	21	December 2012
	8,000		March	2003	3,633	175	December 2012
	5,000		May	2003	2,136	114	December 2012
	2,500		June	2003	826	62	June 2013
	750		June	2004	197	21	June 2013
	2,500		Jan	2006	1,609	359	December 2008

Total	$25,350				$13,551	$789

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We have deferred $4.6 million over the research and development period, which is currently through December 2012. This deferred amount is the net of the $10 million up-front payment and the $5.4 million for the warrant.

In 2006, we expect to recognize approximately $1.7 million more in milestone revenue when compared to 2005. In January 2006, Roche agreed to pay the Company $2.5 million for the results of research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Collaboration Agreement. In February 2006, Trimeris received this payment. This payment was being recognized as milestone revenue over the term of the 2006 research agreement. During the third quarter of 2006, we extended our research agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we will recognize the remainder of this milestone over the extended period (the period of our continuing involvement). The impact of this change lowered our total milestone revenue in the third quarter of 2006 by $266,000 when compared to the second quarter of 2006.

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. In accordance with our agreement with Roche, our royalty rate has increased from 10% to 12%. This increase was in effect for the entire third quarter of 2006. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company received a 12% royalty. Royalty revenue increased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 as a result of sales growth during the third quarter of 2006 compared to the third quarter of 2005. Also impacting the royalty revenue was the increase in the royalty rate mentioned above. During the remainder of 2006, we expect sales outside the US and Canada to continue to increase, but not necessarily at the same percentage growth rate as seen from 2004 to 2005.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Collaboration Agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. Fuzeon was launched in March 2003.

(in thousands)	Three Months Ended September 30,
	2006	2005	Change
Gross Fuzeon sales by Roche	$37,829	$33,567	$4,262
Less sales adjustments	(4,291)	(5,168)	877
Sales adjustments as a % of Gross Sales	11%	15%

Net sales	33,538	28,399	5,139
Cost of goods sold	(11,040)	(11,466)	426
Cost of goods sold as a % of Net Sales	33%	40%

Gross profit	22,498	16,933	5,565
Gross profit as a % of Net Sales	67%	60%
Selling and marketing expenses	(11,900)	(11,567)	(333)
Other costs	(680)	(1,589)	909

Total shared profit	9,918	3,777	6,141
Trimeris share *	5,701	2,399	3,302
Costs exclusive to Trimeris	(142)	(156)	14

Net income from collaboration	$5,559	$2,243	$3,316

*	The Company’s contribution to selling and marketing expenses is limited in 2006 and 2005. As a result, the Company’s and Roche’s share of the collaboration income are not equal.

Gross Fuzeon sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2006 and 2005.

Kits Shipped	2006	2005
Q1	17,100	15,000
Q2	19,800	16,900
Q3	19,900	18,500
Q4		21,600

Total	56,800	72,000

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the three months ended September 30, 2006.

Cost of goods sold: Cost of goods sold as a percentage of net sales decreased for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 as Roche is now selling Fuzeon inventory manufactured at lower costs due to manufacturing efficiencies. We expect that cost of goods sold as a percentage of sales for the remainder of 2006 will approximate the levels seen in the first nine months of 2006.

Gross profit: Gross profit increased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as a result of improving cost of goods sold and improvements in sales adjustments.

Selling and marketing expenses: Selling and marketing expenses increased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as a result of differences in the timing and phasing of certain programs. Overall selling and marketing expenses for 2006 are expected to be similar to those for 2005.

Other costs: Other costs for the three months ended September 30, 2006 and September 30, 2005 include general and administrative costs and distribution charges. Other costs for the three months ended September 30, 2005 also include inventory write-offs. The Company is responsible for 50% of these costs under the Collaboration Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of Fuzeon, for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2006	2005
Non-cash compensation	$492	$111	$381
Other research and development expense	3,348	5,323	(1,975)

Total research and development expense	$3,840	$5,434	$(1,594)

Total other research and development expense includes:

•	Development expenses for Fuzeon and T-1249, which we share equally with Roche, and

•	Research expenses for the preclinical development of the NGFIs, which we did not share equally with Roche in 2005. These expenses are shared equally with Roche in 2006. The Company also conducts non-partnered research outside of the agreements with Roche.

Non-cash compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Share-Based Payments” which requires that the cost resulting from all share-based payment transactions with employees be recognized as a charge in the statements of operations. For the third quarter of 2006, the Company recognized an additional $377,000 in employee stock compensation expenses when compared to the results for the third quarter of 2005. Also included in non-cash compensation expense for the three months ended September 30, 2006 and 2005, is the amortization expense for restricted stock issued to employees in June 2004 and expense for stock options granted to non-employees. The restricted stock grants vest 100% after the third year of service and are being amortized on a straight-line basis over the three-year period.

In the fourth quarter of 2006, we expect a significant increase in non-cash compensation when compared to the fourth quarter of 2005, due to the adoption of SFAS No. 123 (revised), “Share-Based Payment.” Prior to the adoption of this statement, the majority of share-based payments were not recognized in the statement of operations but were disclosed on a pro forma basis in the footnotes to the financial statements.

Other research and development expense: Total other research and development expense decreased during the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily as a result of the following:

•	Decreased costs associated with ongoing clinical trial costs for Fuzeon and T-1249, and

•	Decreased facilities costs as a result of combining our facilities into one location.

These expense reductions were offset, in part, by an increase in our research expenses related to the NGFI peptides (which we share equally with Roche).

We expect research and development expenses, net of the reimbursements for Fuzeon, T-1249 and the NGFI development costs from Roche, for the remainder of 2006 will approximate the levels seen in the three months ended September 30, 2006.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2006	2005
Non-cash compensation	$679	$113	$566
Other general and administrative expense	1,979	2,442	(463)

Total general and administrative expense	$2,658	$2,555	$103

Non-cash compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Share-Based Payments” which requires that the cost resulting from all share-based payment transactions with employees be recognized as a charge in the statement of operations. For the third quarter of 2006, the Company recognized an additional $555,000 in employee stock compensation expenses when compared to the results for the third quarter of 2005. Also included in non-cash compensation expense for the three months ended September 30, 2006 and 2005 is the amortization expense for restricted stock issued to employees in June 2004 and to the newly appointed CEO in September 2004. These restricted stock grants vest 100% after the third year of service for employees and after the fourth year of service for the CEO and are being amortized on a straight-line basis over the three-year and four-year periods, respectively. The increase for employee stock compensation expenses was offset, in part, by a decrease in amortization expense of restricted stock for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

In the fourth quarter of 2006, we expect a significant increase in non-cash compensation when compared to the fourth quarter of 2005, due to the adoption of SFAS No. 123 (revised), “Share-Based Payment.” Prior to the adoption of this statement, the majority of share-based payments were not recognized in the statement of operations but were disclosed on a pro forma basis in the footnotes to the financial statements.

Other general and administrative expense: Total other general and administrative expense decreased during the three months ended September 30, 2006 compared to the three months ended September 30, 2005, primarily as a result of decreased facilities costs as a result of combining our facilities into one location and other operational improvements.

We expect other general and administrative expenses for the remainder of 2006 to approximate the levels seen in the three months ended September 30, 2006.

Other Income (Expense): The table below presents our other income (expense) for the three months ended September 30, 2006 and 2005.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2006	2005
Interest income	$519	$332	$187
Net gain (loss) on sale of equipment	7	(16)	23
Interest expense	(196)	(188)	(8)

Total other income, net	$330	$128	$202

Other income (expense) principally consists of interest income and accretion of interest. The increase in interest income for the three months ended September 30, 2006 was primarily due to the increased interest rate environment. Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount.

Income Tax Provision

Income tax expense has been accrued for the three months ended September 30, 2006 at approximately 5% as the company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

RESULTS OF OPERATIONS

Comparison Of Nine Months Ended September 30, 2006 and 2005

Revenues

The table below presents our revenue sources for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005
Milestone revenue	$2,900	$1,292	$1,608
Royalty revenue	8,379	6,289	2,090
Collaboration income	13,168	3,520	9,648

Total revenue and collaboration income	$24,447	$11,101	$13,346

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2006. We are recognizing these milestones on a straight-line basis over the estimated development period, or estimated commercial period of our compound, as appropriate.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through September 30, 2006	Revenue for the Nine Months Ended September 30, 2006	End of Recognition Period
	$4,600	*	July	1999	$3,672	$111	December 2012
	2,000		October	2000	1,478	63	December 2012
	8,000		March	2003	3,633	525	December 2012
	5,000		May	2003	2,136	342	December 2012
	2,500		June	2003	826	187	June 2013
	750		June	2004	197	63	June 2013
	2,500		Jan	2006	1,609	1,609	December 2008

Total	$25,350				$13,551	$2,900

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We have deferred $4.6 million over the research and development period, which is currently through December 2012. This deferred amount is the net of the $10 million up-front payment and the $5.4 million for the warrant.

In 2006, we expect to recognize approximately $1.7 million more in milestone revenue when compared to 2005. In January 2006, Roche agreed to pay the Company $2.5 million for the results of research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Collaboration Agreement. In February 2006, the Company received this payment. This payment was being recognized as milestone revenue over the term of the 2006 research agreement. During the third quarter of 2006, we extended our research agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we will recognize the remainder of this milestone over the extended period (the period of our continuing involvement). The impact of this change lowered our total milestone revenue in the third quarter of 2006 by $266,000 when compared to the second quarter of 2006.

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of Fuzeon outside the United States and Canada. Sales of Fuzeon outside the United States and Canada began in June 2003. In accordance with our Collaboration Agreement with Roche, our royalty rate has increased from 10% to 12%. This increase was in effect for the entire third quarter of 2006. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which Trimeris received a 12% royalty. Royalty revenue has been increasing period over period as sales in new countries are initiated.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Collaboration Agreement with Roche, we share gross profits equally from the sale of Fuzeon in the United States and Canada. The sharing of expenses is according to contractual arrangement and is not equal in all cases. Fuzeon was launched in March 2003.

(in thousands)	Nine Months Ended September 30,		Change
	2006	2005
Gross Fuzeon sales by Roche	$107,157	$91,322	$15,835
Less sales adjustments	(15,159)	(14,398)	(761)
Sales adjustments as a % of Gross Sales	14%	16%

Net sales	91,998	76,924	15,074
Cost of goods sold	(31,570)	(33,762)	2,192
Cost of goods sold as a % of Net Sales	34%	44%

Gross profit	60,428	43,162	17,266
Gross profit as a % of Net Sales	66%	56%
Selling and marketing expenses	(33,755)	(33,110)	(645)
Other costs	(2,442)	(5,101)	2,659

Total shared profit	24,231	4,951	19,280
Trimeris share *	13,788	4,099	9,689
Costs exclusive to Trimeris	(620)	(579)	(41)

Net income from collaboration	$13,168	$3,520	$9,648

*	The Company’s contribution to selling and marketing expenses is limited in 2006 and 2005. As a result, the Company’s and Roche’s share of the collaboration income are not equal.

Gross Fuzeon sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2006 and 2005.

Kits Shipped	2006	2005
Q1	17,100	15,000
Q2	19,800	16,900
Q3	19,900	18,500
Q4		21,600

Total	56,800	72,000

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling Fuzeon. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the nine months ended September 30, 2006.

Cost of goods sold: Cost of goods sold as a percentage of net sales decreased for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 as Roche is now selling Fuzeon inventory manufactured at lower costs due to manufacturing efficiencies.

Gross profit: Gross profit increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of improving cost of goods sold and improvements in sales adjustments.

Selling and marketing expenses: Selling and marketing expenses increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of differences in the timing and phasing of certain programs. Overall selling and marketing expenses for 2006 are expected to be similar to those for 2005.

Other costs: Other costs for the nine months ended September 30, 2006 and September 30, 2005 include general and administrative, inventory write-offs and distribution charges. The decrease in other costs is primarily due to equipment write-offs at the Boulder manufacturing facility during the nine months ended September 30, 2005. The Company is responsible for 50% of these costs under the Collaboration Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of Fuzeon, for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005
Non-cash compensation	$1,917	$319	$1,598
Other research and development expense	12,064	15,720	(3,656)

Total research and development expense	$13,981	$16,039	$(2,058)

Total other research and development expense includes:

•	Development expenses for Fuzeon and T-1249, which we share equally with Roche, and

•	Research expenses for the preclinical development of the next generation of fusion inhibitors, which we did not share equally with Roche in 2005. These expenses are shared equally with Roche in 2006. The Company also conducts non-partnered research outside of the agreements with Roche.

Non-cash compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Share-Based Payments” which requires that the cost resulting from all share-based payment transactions with employees be recognized as a charge in the statements of operations. For the first nine months of 2006, the Company recognized an additional $1.6 million in employee stock compensation expenses when compared to the results for the first nine months of 2005. Also included in non-cash compensation expense for the nine months ended September 30, 2006 and 2005, is the amortization expense for restricted stock issued to employees in June 2004 and expense for stock options granted to non-employees. The restricted stock grants vest 100% after the third year of service and are being amortized on a straight-line basis over the three-year period.

Other research and development expense: Total other research and development expense decreased during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of the following:

•	Decreased costs associated with ongoing clinical trial costs for Fuzeon and T-1249, and

•	Decreased facilities costs as a result of combining our facilities into one location.

These expense reductions were offset, in part, by the following:

•	An increase in our research expenses related to the NGFI peptides (which we share equally with Roche), and

•	An increase in research and related expense conducted with a third party.

General and Administrative Expenses

The table below presents our general and administrative expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005
Non-cash compensation	$2,343	$336	$2,007
Other general and administrative expense	6,398	6,959	(561)

Total general and administrative expense	$8,741	$7,295	$1,446

Non-cash compensation: Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Share-Based Payments” which requires that the cost resulting from all share-based payment transactions with employees be recognized as a charge in the statements of operations. For the first nine months of 2006, the Company recognized an additional $2.0 million in employee stock option expenses when compared to the results for the first nine months of 2005. Also included in non-cash compensation expense for the nine months ended September 30, 2006 and 2005, is the amortization expense for restricted stock issued to employees in June 2004 and to the newly appointed CEO in September 2004. These restricted stock grants vest 100% after the third year of service for employees and after the fourth year of service for the CEO and are being amortized on a straight-line basis over the three-year and four-year periods, respectively.

Other general and administrative expense: Total other general and administrative expense decreased during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, primarily as a result of decreased facilities costs as a result of combining our facilities into one location, reduced insurance and other operational improvements.

Other Income (Expense): The table below presents our other income (expense) for the nine months ended September 30, 2006 and 2005.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005
Interest income	$1,407	$922	$485
Gain (loss) on sale of equipment	7	(10)	17
Interest expense	(582)	(556)	(26)

Total other income, net	$832	$356	$476

Other income (expense) consists of interest income and accretion of interest. The increase in interest income for the nine months ended September 30, 2006 was primarily due to the favorable interest rate environment. Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for Fuzeon in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount.

Income Tax Provision

Income tax expense has been accrued for the nine months ended September 30, 2006 at approximately 5% as the company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

(in thousands)	Nine Months Ended September 30,
	2006	2005
Net cash provided (used) by operating activities	$8,028	$(7,194)
Net cash provided by investing activities	507	2,126
Net cash provided by financing activities	403	510

Net increase (decrease) in cash and cash equivalents	8,938	(4,558)
Cash and cash equivalents, beginning of period	23,559	28,101

Cash and cash equivalents, end of period	$32,497	$23,543

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Collaboration Agreement with Roche.

For the nine months ended September 30, 2006, cash provided by operating activities resulted from net income primarily due to increased payments from Roche for the collaboration activities. We also received $4.5 million from Roche during the first quarter for payment of our 2005 research expenses. We use our cash primarily to fund research and development relating to Fuzeon, T-1249 and other product candidates and costs for the commercialization of Fuzeon.

During the remainder of 2006, cash provided by (used in) operating activities will depend on several factors including the sales, cost of sales and commercialization expenses related to the sale of Fuzeon (profitability of the collaboration with Roche) and the amount of money we deploy into developing our research pipeline and post marketing commitments for Fuzeon (development expenses), offset by any cash payments we receive from Roche related to the research of our Next Generation Fusion Inhibitors.

Investing Activities. The amount provided by investing activities for the nine months ended September 30, 2006 and 2005 resulted from the net maturities of investment securities-available-for-sale offset, in part, by the purchase of property, furniture and equipment and patent costs. The purchase and maturity of investment securities-available-for-sale was due to the normal maturity and repurchase of investments.

During the remainder of 2006, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on the purchase of property, furniture and equipment and patent costs in 2006 to approximate the spending in 2005.

Financing Activities. The amount provided by financing activities for the nine months ended September 30, 2006 and 2005 resulted from proceeds from the exercise of stock options and the purchase of shares under our employee stock purchase plan.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sales. As of September 30, 2006, we had $44.5 million in cash and cash equivalents and short-term-investments, compared to $36.9 million as of December 31, 2005.

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

Under the current operating environment, excluding any extraordinary items, based on expected sales levels of Fuzeon, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 24 months. However, any reduction in Fuzeon sales below currently expected levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for Fuzeon, T-1249, our NGFI peptide candidate or any other potential drug candidates, our capital requirements would increase substantially beyond our current expectations.

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

Contractual Obligations. The following table summarizes our material contractual commitments at September 30, 2006 for the remainder of 2006 and subsequent years (in thousands):

Contractual Obligation****	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases*	$377	$1,508	$1,538	$1,569	$1,600	$6,873	$13,465
Other contractual obligations**	500	2,000	2,000	1,000	—	—	5,500
Other long-term liabilities reflected on the Balance Sheet ***	—	—	—	—	—	22,404	22,404

Total	$877	$3,508	$3,538	$2,569	$1,600	$29,277	$41,369

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where Fuzeon drug substance is produced. We reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Our share of this capital investment is approximately $14.0 million. At September 30, 2006, we have capitalized costs of $8.5 million, and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our Balance Sheets under the caption “Advanced payment—Roche.” In the event our Collaboration Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	Our actual cash contribution to the selling and marketing expenses for Fuzeon in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for Fuzeon in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2005 and 2004, we increased this liability by $746,000 and $154,000, respectively, for accretion of interest. During the nine months ended September 30, 2006, we increased this liability by $582,000. The total liability of $17.1 million at September 30, 2006, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.
****	The Company may have other contractual obligations to the following entities upon achievement of certain developmental, clinical and commercial milestones. At present there is no certainty of achievement of these milestones.

Array Biopharma, Inc. (“Array”)

The agreement contemplates that the Company could owe Array up to $9.7 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2005, 2004 and 2003, we incurred costs, under this agreement, of $5,000, $15,000 and $0, respectively. During the nine months ended September 30, 2006, we incurred no costs under this agreement.

Neokimia, Inc. (“Neokimia”)

The agreement contemplates that the Company could owe Neokimia up to $20 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2005, 2004 and 2003, we incurred no costs under this agreement. During the nine months ended September 30, 2006, we incurred no costs under this agreement.

New York Blood Center

The Company does not have milestone obligations under this license agreement, however does make payments based on a contracted term.

ChemBridge Research Laboratories (“CRL”)

The agreement contemplates that the Company could owe CRL up to $5.25 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones with an additional $1.25 million in milestone payments due for each additional compound commercialized. During the year ended December 31, 2005, we incurred costs of $496,000 under this agreement. During the nine months ended September 30, 2006, we incurred costs of $383,000 under this agreement.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“FAS No.158”). FAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating what effect, if any, adoption of SFAS No. 158 will have on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements of the first fiscal year ending after November 15, 2006. The Company is currently evaluating what effect, if any, adoption of SAB 108 will have on the Company’s financial statements.

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

Critical Accounting Policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 10, 2006. As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 except as follows.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised) “Share-Based Payments”, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which requires that all share-based payments to employees and directors, including grants of stock options be recognized in the statement of operations based on their fair values. SFAS No. 123 (revised) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows. On January 1, 2006, we adopted SFAS No. 123 (revised) using the modified prospective method of adoption as permitted under SFAS No. 123 (revised) which requires that compensation expense be recorded for all non-vested stock options and other stock-based awards as of the beginning of the first quarter of adoption. In accordance with the modified prospective method, no prior period amounts have been restated to reflect the provisions of SFAS No. 123 (revised).

Prior to the adoption of SFAS No. 123 (revised), in accordance with the provisions of SFAS 123, we elected to follow APB 25 in accounting for our employee stock-based plans. Under APB 25, if the exercise price of the Company’s employee and director stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized. However, as required by SFAS 123, the pro forma impact of expensing the fair value of our stock option awards and employee stock purchase plan was disclosed in the notes to our financial statements.

In connection with our adoption of SFAS No. 123 (revised), we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. Concurrent with our adoption of SFAS No. 123 (revised), we determined that a blend of historical volatility along with implied volatility for traded options on the Company’s stock is an appropriate measure of market conditions and expected volatility. We estimate the weighted-average expected life of our stock-option awards based on historical cancellation and exercise data related to our stock-based awards as well as the contractual term and vesting terms of the awards. We are allocating stock-based compensation expense using a straight-line expense attribution approach for stock-based awards. We currently believe that the straight-line expense attribution approach better reflects the level of service to be provided over the vesting period of our awards. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimated forfeitures based on our historical experience.

During the nine months ended September 30, 2006, we recognized stock-based compensation expense related to employee stock options and the employee stock purchase plan of $3.6 million. As of September 30, 2006, we had unrecognized stock-based compensation of $5.4 million related to non-vested stock options awards, which is expected to be recognized over an estimated weighted average period of 1.9 years.

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). Under the fair value recognition provisions of this statement, we measure stock-based compensation cost at the grant date based upon the fair value of the award and recognize the cost of awards that are expected to ultimately vest as expense over the requisite service period. Our judgment and the use of estimates are required in determining the inputs to an option pricing model used to estimate fair value of stock-based awards, in estimating the number of stock-based awards that will ultimately vest and in determining the requisite service period over which to recognize the compensation cost as expense.

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

Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See “Risk Factors,” in Part II -Item 1A in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

The table below presents the carrying value, which is approximately equal to fair value, and related weighted-average interest rates for our investment portfolio at September 30, 2006. Fair value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$32,264	4.75%
Investment securities - available-for-sale-fixed rate	12,008	4.99%
Overnight cash investments—fixed rate	233	4.35%

Total cash, cash equivalents and investment securities	$44,505	4.82%

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of September 30, 2006. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks that should be considered in evaluating our Company and our business:

•	that if Fuzeon does not maintain or increase its market acceptance, our business will be materially harmed;

•	that we rely on our collaborative partner Roche to fulfill its contractual obligations regarding research and development, manufacturing and financial reporting. If Roche is unable or unwilling to fulfill its obligations to us, our business could be significantly harmed;

•	that if Roche does not renew our current research agreement to discover, develop and commercialize novel peptide fusion inhibitors, we may not be able to proceed with the development of our most promising drug candidates;

•	that newly approved HIV drugs may displace or significantly reduce the use and market share of Fuzeon;

•	that our business may require substantial additional capital, which we may not be able to obtain on commercially reasonable terms, and could be required to cut back or stop certain operations if we are unable to raise or obtain needed funding;

•	that in order to be profitable over an extended period, we will need to maintain arrangements with third parties for the sale, marketing and distribution of our current and future drug candidates or expend significant resources to develop these capabilities;

•	that if sufficient amounts of Fuzeon and or any other drugs we attempt to bring to market cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry and if we are unable to compete successfully, our business will suffer;

•	that we may not receive all necessary regulatory approvals for future drug candidates or approvals may be delayed;

•	that HIV is likely to develop resistance to Fuzeon and our future drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

•	that our business is based on a novel technology called fusion inhibition and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates;

•	that our internal research programs and our efforts to obtain rights to new products from third parties may not yield potential products for clinical development, which would adversely affect any future revenues;

•	that we depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement, and if we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed;

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that uncertainty relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that Roche has significant inventory of both finished product and raw materials on hand, and if Fuzeon sales do not increase we could face the risk of significant write-offs; and

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility, or the transfer of particular rights to our technologies or drug candidates.

The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005, (See Item 1A-Risk Factors” in the Form 10-K filed by Trimeris on March 10, 2006) have materially changed as follows.

Our lead Next Generation Fusion Inhibitor peptide drug candidate is still in the early stages of development and remains subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our lead drug candidate, our business will be materially harmed.

To date, our collaboration with Roche has led to the commercial launch of only a single product, Fuzeon. The success of our business depends on Fuzeon sales as well as our ability to develop and commercialize our Next Generation Fusion Inhibitor peptide drug candidates successfully. Our most advanced drug candidate is TRI-1144, which is currently in late-stage preclinical testing. TRI-1144 must satisfy rigorous standards of safety and efficacy before it can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, our TRI-1144 may not:

•	offer therapeutic or other improvement over existing, comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	be successfully commercialized.

Positive results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and promising results from early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in early-stage development. Accordingly, the results from the completed preclinical studies and ongoing preclinical testing for TRI-1144 may not be predictive of the results we may obtain in later stage trials. We do not expect TRI-1144 to be commercially available for at least several years.

If we are unable to obtain U.S. regulatory approval related to the use of the Bioject B2000 needle-free administration system for Fuzeon administration, we will be unable to promote the use of the B2000 for the administration of Fuzeon.

Needle-fatigue and/or the fear of needles have contributed to the reluctance of certain patients to begin or continue use of Fuzeon. In addition, the occurrence of injection site reactions associated with the injection of Fuzeon with a standard needle and syringe configuration have also been cited as a barrier to broader Fuzeon adoption. In order to address these patient concerns, Roche and the Company are investigating the use of the Bioject B2000 needle-free device for the administration of Fuzeon.

Roche and the Company filed a supplemental New Drug Application (“sNDA”) with the U.S. Food and Drug Administration (FDA) in May 2005 requesting that information regarding the use of B2000 be added to the Fuzeon product label. In response to this application, Roche and Trimeris received an approvable letter in November 2005 requesting that additional safety information from the Fuzeon WAND (With A Needle-Free Device; ENF-404) study be included in an amended sNDA filing.

In October 2006, FDA requested additional safety information on the nature and occurrence of injection site reactions (ISRs), including data from the Fuzeon BOSS (Biojector Open Label Safety Study; ENF 407) trial, as well as from other data sources. Initiated earlier in 2006, BOSS has completed enrollment of approximately 330 current or prior Fuzeon patients at 43 trial sites in the U.S. and Puerto Rico in an eight-week study to assess the safety and patient acceptance of B2000 compared to standard needle-syringe administration for Fuzeon. In advance of receiving additional B2000 safety data, the FDA has requested changes to the current Fuzeon labeling (both Package Insert and Patient Injection Instructions) to add precautions regarding hematoma and nerve pain associated with B2000 administration, as well as use of the B2000 device in patients with bleeding disorders

It is possible that we will not be able to obtain FDA approval to include information regarding the use of B2000 to the Fuzeon product label. In connection with the data requested by the FDA in support of our request, we face risks that:

•	the data regarding use of the B2000 device with Fuzeon may not confirm the positive results from earlier preclinical studies or clinical trials with the B2000 and Fuzeon;

•	the data may show that use of the B2000 device with Fuzeon is not as safe as a needle-syringe; and

•	the data regarding the use of the B2000 device with Fuzeon may not confirm the positive results with respect to ISRs from earlier preclinical studies or clinical trials with the B2000 and Fuzeon.

The time required to complete clinical trials and for FDA processes is uncertain. Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action or changes in FDA policy during the clinical trials period or during FDA regulatory review.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate additional revenues from increased adoption or persistence of Fuzeon use associated with administration via the B2000 needle-free system.

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

Trimeris, Inc.
(Registrant)

November 13, 2006	By:	/s/ STEVEN D. SKOLSKY
Steven D. Skolsky
Chief Executive Officer

November 13, 2006	By:	/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

November 13, 2006	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Director of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1	Third Amendment to Research Agreement and Accord. (1)

10.2	Trimeris, Inc. Amended and Restated Stock Incentive Plan.

31.1	Rule 13a-14(a) Certification by Steven D. Skolsky as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Steven D. Skolsky as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-k filed with the SEC on September 7, 2006 and incorporated herein by reference.*
*	Confidential treatment has been requested as to certain portions of the Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.