Form 10-K
period 2006-12-31
TRIMERIS INC
filed 2007-03-16
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(919) 419-6050

Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2006 was approximately $170,661,000 (based on the last sale price of such stock as reported by The NASDAQ Stock Market, LLC, on its NASDAQ Global Market on June 30, 2006).

The number of shares of the registrant’s common stock outstanding as of March 12, 2007 was 22,142,527.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, and to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

TRIMERIS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

i

PART I

ITEM 1.    BUSINESS

Statements in this Annual Report on Form 10-K that are not historical fact are forward-looking statements. These forward-looking statements include statements regarding Trimeris, Inc.’s (“Trimeris” or “Company”) expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. Such statements can be identified by the fact that they use words as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of this Annual Report on Form 10-K. Many of these factors are beyond our control, and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials and our previous financial results are not necessarily indicative of our future financial results. Please read the “Risk Factors” section in this Annual Report on Form 10-K for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

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

Our organizational emphasis is on scientific research and development. Our strategy is to create value for patients, caregivers, employees and stockholders by discovering, developing, and commercializing novel medicines that save and improve lives. Our strengths include a leadership position in HIV viral entry, world-class peptide drug development and commercialization expertise, and a proven collaborative partner.

In late 2006, we shifted our strategic emphasis and announced that we would be reorganizing our corporate structure to focus on FUZEON’s profitability and our strength in research and early stage development.

With this new structure in place the Company intends to meet the following objectives:

•

Continue activities that will help maintain the strength of the FUZEON franchise while relying more on Roche’s commercial and development capabilities. By eliminating redundancies and unnecessary projects, we will reduce our operational and infrastructure costs.

•	Pursue development of TRI-1144 our lead Next Generation Fusion Inhibitor (“NGFI”) peptide.

•	Leverage our expertise in drug discovery and development to further build and diversify our pipeline by evaluating opportunities within and outside the HIV arena.

FUZEON is our first-generation HIV fusion inhibitor, developed in collaboration with F. Hoffmann-La Roche Ltd, (“Roche”). FUZEON has been shown to inhibit HIV viral fusion with host cells by blocking the conformational rearrangement of an HIV protein called gp41. The Food and Drug Administration (“FDA”) approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The FDA granted accelerated approval for the commercial sale of FUZEON in 2003, and commercial sales of FUZEON began in March that same year. Full approval was granted in October 2004. Roche also filed an application for European marketing approval of FUZEON in September 2002 and was granted marketing approval under exceptional circumstances by the European Agency for the Evaluation of Medicinal Products in May 2003.

Roche is manufacturing FUZEON drug substance in its Boulder, Colorado facility. Roche uses this drug substance to produce FUZEON finished drug product at their manufacturing facility in Basel, Switzerland. FUZEON is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

Commercial sales of FUZEON began in the United States in March 2003. Under our Development and License Agreement (defined below) with Roche, we share profits equally from the sale of FUZEON in the United States and Canada. During 2006, net sales of FUZEON in the United States and Canada grew 19% to $134.2 million from $112.7 million in 2005, and were $85.7 million in 2004. Net sales outside the United States and Canada grew 20% to $114.8 million in 2006 from $95.5 million in 2005 and were $49.5 million in 2004. Unit sales of FUZEON are expressed in kits shipped. A kit represents a one-month supply of FUZEON for a patient. During 2006, Roche sold and shipped approximately 80,000 kits to wholesalers in the United States and Canada.

In September 2006, we announced an amendment that extended and modified the terms of our Research Agreement (defined below) with Roche to discover, develop and commercialize the next generation of HIV gp41 peptide fusion inhibitors. As amended, the Research Agreement focuses on the discovery of new HIV gp41 peptide fusion inhibitors with enhanced efficacy and resistance profiles along with the investigation of improved formulation and delivery technologies to enable less frequent and more convenient administration of peptide fusion inhibitors.

In March 2007, the Company entered into an agreement with Roche that further amends the terms of the Research Agreement. Pursuant to this March 2007 agreement, all rights to joint patents and other intellectual property related to next-generation HIV fusion inhibitor peptides covered by the Research Agreement will be returned to Trimeris. In exchange, Trimeris has agreed to pay Roche a low single digit royalty on future net sales of our lead NGFI candidate, TRI-1144, up to a specified limit.

In addition, Roche agreed to return the rights to all intellectual property that Trimeris originally licensed to Roche under the Development and License Agreement, with the exception that Roche has retained an exclusive license to manufacture and sell FUZEON worldwide.

Commercial Products

FUZEON

FUZEON is our first marketed product for the treatment of HIV. The FDA has approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The standard approach to treating HIV infection has been to lower viral loads by using a combination of drugs. There are twenty-nine FDA-approved drugs for the treatment of HIV.

FUZEON Mechanism of Action

FUZEON is a 36-amino acid synthetic peptide that binds to a key region of an HIV surface protein called gp41. FUZEON blocks HIV viral fusion by interfering with certain structural rearrangements within gp41 that are required for HIV to fuse to and enter a host cell.

In the HIV infection process, the gp120 surface protein is stripped away from the virus after gp120 binds to host cell receptors. Two specific regions in the gp41 protein are thus freed and can bind to one another and cause the viral membrane to fuse with the host cell membrane. If FUZEON is present in the bloodstream, it binds tightly to one of these regions within the gp41 protein and blocks the structural rearrangement necessary for the virus to fuse with the host cell. Since the virus cannot fuse with the host cell, it cannot penetrate and release its genetic material into the cell. As a result, HIV infection of the host cell is inhibited and HIV replication within that cell is prevented.

Commercial Results

Under our Development and License Agreement with Roche, Trimeris and Roche share profits from the sale of FUZEON in the United States and Canada. This amount is reported as collaboration income or loss, as a component of revenue, in the Statements of Operations. Collaboration income (loss) is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income (loss). For the year ended December 31, 2006, net sales of FUZEON in the United States and Canada totaled approximately $134.2 million compared to $112.7 million in 2005 and $85.7 million in 2004. During the year ended December 31, 2006, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of FUZEON in the United States and Canada of $21.7 million compared to $8.6 million for 2005. During the year ended December 31, 2004, sales, marketing and other expenses exceeded the gross profit from the sale of FUZEON resulting in the Company’s share of operating loss of $16.1 million. Unit sales of FUZEON are expressed in kits shipped. A kit represents a one-month supply of FUZEON for a patient. For the year ended December 31, 2006, Roche sold and shipped approximately 80,000 kits compared to 72,000 kits in 2005 and 59,000 kits in 2004. The number of kits shipped and the resulting sales levels may not remain constant and may increase or decrease in the future.

FUZEON is widely available through retail and specialty pharmacies across the U.S. and Canada. Revenue from FUZEON sales is recognized when Roche ships the drug, and title and risk of loss passes to wholesalers. All sales are recorded by Roche.

Under our Development and License Agreement with Roche, we receive a royalty based on net sales of FUZEON, as recorded by Roche, outside the United States and Canada. For the year ended December 31, 2006, net sales of FUZEON, as recorded by Roche, outside the United States and Canada were $114.8 million compared to $95.5 million in 2005, and $49.5 million in 2004. FUZEON is commercially available in over fifty-three countries, including all the major countries in Europe.

Regulatory

In October 2004, the FDA granted full approval to FUZEON. The FDA had previously granted accelerated approval to FUZEON on the basis of 24-week data in March 2003.

In June 2004, the European Medicines Evaluation Agency, (“EMEA”) granted full approval to Roche to market FUZEON in the European Union. Outside the United States,, Roche has received approval and reimbursement for FUZEON in over fifty-three countries.

Manufacturing

Roche manufactures the bulk drug substance of FUZEON. Based on our progress and experience to date, we believe that Roche will be able to produce a supply of FUZEON sufficient to meet anticipated demand. If FUZEON sales levels do not meet Roche’s and our expectations, the resulting production volumes may not allow Roche to achieve their anticipated economies of scale for FUZEON. If Roche does not achieve these economies of scale, the costs of goods for FUZEON could increase.

Roche performs the fill-finish and all final product storage and packaging operations for FUZEON. Raw materials and supplies required for the production of FUZEON are generally available from various suppliers in quantities adequate to meet our needs. Each of our third-party service providers, suppliers and manufacturers are subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products, including as a result of a failure of Roche’s or our third-party service provider’s facilities to pass any regulatory agency inspection, could significantly impair our ability to sell FUZEON.

We believe that Roche’s existing manufacturing facilities and outside sources will allow us to meet our near-term and long-term manufacturing needs for FUZEON. Roche’s manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the EU and other regulatory authorities.

2006 Results and Developments

Given the demonstrated efficacy, durability and safety of FUZEON-based therapies in treatment experienced patients, we, in concert with our partner Roche, have focused much of our promotional efforts on three primary objectives: expanding the adoption and initiation of therapy with FUZEON enhancing retention of patients on therapy, and ensuring full access for individuals that have been prescribed FUZEON. Following our corporate restructuring in late 2006, Trimeris intends to take a lesser role in the day-to-day activities involved in the commercial support of FUZEON in the marketplace. We expect Roche to continue with the current and planned major commercial initiatives with greater overall efficiency.

Trimeris and Roche have previously launched a nationwide, comprehensive nursing support program—FUZEON Nurse Connections (“Connections”). This program is designed to augment the existing dedicated patient treatment hotline known as the FUZEON Answer Center (“FAC”). Connections is a program staffed by experienced nurses, fully trained on the preparation and administration of FUZEON with other HIV therapies. Connections nurses travel to patients’ homes or physicians’ offices, providing supplemental assistance with the proper administration and use of FUZEON. All patients receiving FUZEON are eligible for Connections support.

The focus of our medical education and promotional campaigns in 2006 was directed towards communication of the “FUZEON effect,” or “FUZEON factor,” as referred to by some HIV investigators. The first indication that the combination of FUZEON with an active, boosted protease inhibitor leads to maximal viral suppression came from data from two Phase III clinical trials called TORO I and II. In these studies, FUZEON when combined with an active, boosted protease inhibitor, leads to maximal viral suppression (<400 copies of virus/ml3) in the majority (55%) of patients as compared to less than 25% of patients not receiving FUZEON—thus the “FUZEON factor”. Subsequent presentations of data from four other studies, involving two other active boosted protease inhibitors, RESIST I and II for Tipranavir (Boehringer-Ingelheim) and POWER I and II for TMC-114 (Tibotec, Inc.), have validated the “FUZEON factor” observed in the TORO trials. The data from these trials consistently demonstrate that undetectable viral load was achieved in the majority of patients when FUZEON was combined with these active antiretroviral drugs. The strength of this data led the Department of Health and Human Services, or DHHS, to revise its guidelines on the management of HIV/AIDS to state that viral re-suppression is the goal of therapy for treatment experienced patients. These guidelines specifically indicate that patients who receive more active drugs (e.g. an active ritonavir-boosted protease inhibitor and FUZEON), had a better and more prolonged virologic response. Throughout 2006, this information and the recommendations from the HIV treatment guidelines have been conveyed in both medical education and promotional initiatives. We anticipate that these guidelines will be increasingly applied in clinical practice as this information is more widely disseminated in 2007.

In October 2006, data was presented at the annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) indicating that nearly all treatment-experienced HIV patients who initiated therapy with FUZEON and the investigational integrase inhibitor MK-0518 in a clinical trial achieved undetectable levels of HIV (less than 400 copies per mL of blood). Such response rates of viral suppression greatly surpass the results of other clinical trials of HIV patients living with drug-resistant virus.

The ability to combine FUZEON with active, newly approved drugs, or drugs in late stages of clinical development, provides treatment-experienced patients with the opportunity to fully re-suppress HIV replication. In order to facilitate immediate access to FUZEON for treatment-experienced patients involved in studies of new, active agents, Trimeris and Roche continue to support the FUZEON Accelerated Simultaneous Access Program (“ASAP”). This program provides immediate access to FUZEON for patients who are starting treatment with FUZEON in combination with an investigational anti-HIV drug obtained through an expanded access program (“EAP”). FUZEON ASAP helps to facilitate simultaneous initiation of FUZEON with an active investigational agent, in a regimen deemed medically appropriate by a physician. For patients starting treatment with FUZEON in combination with an investigational drug in expanded access, FUZEON ASAP provides up to a 90-day supply of FUZEON at no cost to the patient. Upon request, patient support and adherence programs, including Connections nurse visits, are provided to help facilitate successful initiation and continuation of therapy. Trimeris and Roche cannot ensure access to FUZEON for all patients beyond the initial 90 days if reimbursement is not then established. However, reimbursement assistance is available to assist in securing coverage for continued FUZEON use.

Our efforts to further enhance a patient’s ability to initiate and remain on FUZEON containing therapies continued in 2006, as we continued to explore the possibility of alternate delivery systems for FUZEON. Among these are the Becton Dickinson 31 gauge, thin-walled syringe/needle (“BD Ultrafine II”) and the Biojector 2000 (“B2000”) needle-free delivery system.

The BD Ultrafine II syringe is a shorter, insulin-type of needle that may afford more consistent subcutaneous injection dosing, as compared to the currently provided 27 gauge needle; this may lead to improvement in the incidence or severity of potential injection site reactions (“ISRs”) associated with FUZEON administration. The BD Ultrafine II was evaluated in the Phase IIIb/IV study known as T-20 Qualité. Initial results from the first 100 patients enrolled in this study indicated a low overall incidence of ISRs among patients using the BD Ultrafine II for FUZEON administration; a majority of patients had either no or only minor ISRs at the end of 12 weeks. Patients in the study also reported that quality of life parameters were improved with FUZEON over the 12-week period observed. Full data from this study are anticipated to be reported in 2007. Clinicians and patients considering or already using FUZEON as part of their HIV regimens can readily access the BD Ultrafine II needle and syringe through their preferred pharmacies.

The B2000 has been used to deliver millions of injections in a wide range of healthcare settings since receiving FDA approval in 1996. The B2000 needle-free injection works by forcing medication rapidly through a tiny orifice held against the skin, creating a fine stream of fluid that penetrates the skin and deposits medication in the subcutaneous tissue. Positive data from the T-20 405 bioequivalence study of the B2000 needle-free device (versus standard needle/syringe) formed the basis for a supplemental NDA application (“sNDA”) to the FDA in May 2005 to include use of the B2000 for administration in the FUZEON label.

In November 2005, the FDA issued an approvable letter regarding the B2000 sNDA. In its reply, the FDA indicated that the filing was approvable pending receipt of the final study report from the ongoing FUZEON WAND (With a Needle-Free Device; ENF-404) study, a randomized, open-label, two-way, cross-over study assessing the tolerability of the B2000 device for administration of FUZEON.

At the September, 2006 ICAAC meeting, the Company presented results from the WAND trial, showing that it achieved the primary endpoint of a 50% reduction in the incidence of painful ISR’s with use of the B2000 needle-free device compared to standard needle-syringes (36% for the device vs. 71% for needle-syringe, p<0.01). Following use of both administration systems, 84% of patients preferred the B2000 needle-free device versus 16% favoring standard needle/syringe administration.

In October 2006, the Company and Roche had discussions with the FDA regarding the submission of an amended sNDA for inclusion of the B2000 device as an administration option for FUZEON. The FDA acknowledged that, based on currently available evidence, administration with B2000 achieves similar blood levels of FUZEON compared to standard needle-syringe administration. However, the FDA indicated that a small number of certain adverse events related to administration of FUZEON with the B2000 device (hematomas and nerve pain) warrant review of additional information in order to better characterize the incidence of these events. Some of these events were associated with use of B2000 to deliver FUZEON either in close proximity to bone joints or into scar tissue. In the current product label, FUZEON is recommended for injection in the upper arm, upper leg and stomach. The FUZEON labeling also cautions against injecting into scar tissue.

Based on this information, the FDA requested additional safety information on the nature and occurrence of ISRs, including data from the FUZEON BOSS (Biojector Open Label Safety Study; ENF 407) trial, as well as from other data sources. Initiated in 2006, BOSS has completed enrollment of approximately 330 current or prior FUZEON patients at 43 trial sites in the U.S. and Puerto Rico in an eight-week study to assess the safety and patient acceptance of B2000 compared to standard needle-syringe administration for FUZEON. The Company expects to report data from this trial in 2007. Collectively, WAND and BOSS will provide data from two distinct patient cohorts–FUZEON naïve patients as well as those currently receiving FUZEON as part of their anti-HIV regimens. This will provide us a more complete assessment of the potential benefits of needle-free administration of FUZEON.

In advance of receiving additional B2000 safety data, the FDA has requested changes to the current FUZEON labeling (both Package Insert and Patient Injection Instructions) to add precautions regarding hematoma and nerve pain associated with B2000 administration, as well as precautions regarding the use of the B2000 device in patients with bleeding disorders. Submission of the additional B2000 safety data by Roche as part of an amended sNDA is likely to occur in 2007, when data from the BOSS trial and other information requested by the FDA become available. Following the Trimeris workforce reduction in November 2006, Roche has taken the primary role with respect to interacting with the FDA on the B2000 submission.

Current and Future FUZEON Clinical Trials

Following Trimeris’ workforce reduction in November 2006, Roche has taken the primary role in conducting our current and future FUZEON clinical trials. We expect Roche to continue the ongoing clinical trials as well as initiate new clinical trials with FUZEON during 2007. These trials will focus on the following primary needs for current and potential FUZEON patients: the evaluation of new delivery systems that may reduce needle-phobia and/or ameliorate the rate/severity of ISRs; the effect of FUZEON in patients with less treatment experience than in our TORO trials; and the potential for reducing other anti-HIV drug related toxicities and/or adverse events. The table below summarizes the current on-going, or recently completed, clinical trials.

Name	Description
T20 BOSS	An assessment of the use of the B2000 system in patients at risk of discontinuing FUZEON therapy due to injection related difficulties

T20 Intense	Comparative trial in earlier line patients assessing ongoing FUZEON use compared to an induction/ maintenance approach.

T20 SwitchTox	An assessment of the substitution of Anti-Retrovirals (“ARV’s”) associated with undesirable side-effects/toxicities in favor of FUZEON.

T20 BLQ	An assessment of FUZEON in combination with an investigational protease inhibitor.

The T20 BOSS trial involves the use of the currently approved Biojector 2000 needle-free injection device manufactured by Bioject Medical Technologies, Inc., described above.

Collaborations

Roche

In 1999, we entered into a worldwide agreement with Roche to develop and market FUZEON and T-1249, or a replacement compound (the “Development and License Agreement”). Our agreement with Roche grants them an exclusive, worldwide license for FUZEON and T-1249 and certain other peptide compounds in the field of HIV. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We will share development expenses and profits for FUZEON and T-1249, or a replacement compound, in the United States and Canada equally with Roche. Outside of the United States and Canada, Roche will fund all development costs and pay us royalties on net sales of FUZEON and T-1249, or a replacement compound, for a specified term. In addition, the agreement calls for Trimeris to receive up to $68.0 million in upfront and milestone payments, of which we have achieved $28.3 million as of December 31, 2006. In 2006, Roche and Trimeris amended the terms of the Development and License Agreement to, among other things, modify the payments upon achievement of future milestones. The amendment eliminates the concept of a Replacement Compound (as defined in the Development and License Agreement) and, as a result, Roche will only be responsible for one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada.

Our collaboration with Roche is a contractual one and is not a separate legal entity. Consequently, we have no investment in any collaboration entity. All assets used in the manufacture of FUZEON by Roche are owned and operated by Roche.

Roche is responsible for the sales, marketing and distribution of FUZEON and all sales are made through their sales force. The results of our commercial operations are reported on our financial statements as “Collaboration income (loss)” which is calculated as follows: Total gross sales of FUZEON by Roche in the United States and Canada is reduced by estimates for discounts, rebates and returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income (loss) is reported as collaboration income (loss). This information is disclosed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Collaboration Income (Loss).”

Substantially all of the data used to calculate the collaboration income (loss) is derived from information provided by Roche. We compare sales amounts to data from third party services such as IMS for accuracy. Roche’s estimate of discounts, rebates and returns is first reviewed by Trimeris based on their knowledge of the payor mix and other factors. The collaboration has a North American Joint Marketing Committee, (“NAJMC”), that oversees the commercialization activities related to FUZEON. The NAJMC consists of representatives from Roche and Trimeris. The NAJMC reviews the budgets for the direct marketing costs and Roche sales force costs charged to FUZEON and the costs of departments at Roche that devote time to FUZEON-related issues, such as government affairs and reimbursement. The actual costs are reviewed by the Trimeris NAJMC members and compared to budgeted amounts prior to inclusion in collaboration income (loss). In the event that we are not satisfied after reviewing the actual costs, we will withhold payment until presented with satisfactory documentation or appropriate adjustments to the charges are made.

We recognize 50% of the total collaboration gross profit (loss), which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for FUZEON. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future FUZEON sales and return expectations where necessary. Expected returns of FUZEON kits are generally low as FUZEON has a high Wholesale Acquisition Cost (“WAC”), compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because FUZEON requires twice daily injections. Consequently wholesalers tend to stock only the necessary volumes of FUZEON inventory. We believe that, on average, wholesalers hold about 1.5 to 2 weeks supply of FUZEON that has been sold by Roche to wholesalers, but not yet purchased by patients. For the past three years, we have observed some seasonality in wholesaler purchasing patterns with wholesalers tending to increase on hand supplies of FUZEON to roughly 4 weeks during the fourth quarter. The current shelf life of FUZEON is 36 months. Roche reviews the estimates discussed above on a quarterly basis and adjusts estimates as appropriate for changes in facts or circumstances. This estimate may reduce or increase our share of collaboration income (loss) under our Development and License Agreement.

In 2005, the Company entered into an amendment (“Manufacturing Amendment”) with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment amends and supplements the terms of the Development and License Agreement and addresses several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche will be responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the United States and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will govern the schedule of converting supply chain materials that are in inventory as of that date into product.

The Manufacturing Amendment also sets forth the terms for which Roche-owned, FUZEON manufacturing equipment and facilities in Boulder may be used for the manufacture of other products. In addition, the Manufacturing Amendment provides for the Company’s payment of certain pre-launch inventory carrying costs related to the sale of FUZEON and Roche’s payment to the Company of an outstanding manufacturing milestone payment under the collaboration. The Manufacturing Amendment also outlines certain methodologies for the allocation of standard cost variances between the parties, the sharing of financial data related to FUZEON manufacturing, and the methodology for calculating currency conversions. For further discussion of accounting matters related to the Manufacturing Amendment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Note 9—“Roche Collaboration” in the “Notes to the Financial Statements.”

We have also entered into a research agreement with Roche to discover, develop and commercialize additional anti-HIV gp41 fusion inhibitor peptides (the “Research Agreement”). Pursuant to the Research Agreement, Trimeris and Roche agreed to share the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV gp41 fusion inhibitor peptides created after July 1, 1999.

In January 2006, Roche and Trimeris announced the selection of two next-generation fusion inhibitor peptides for co-development and progression into further pre-clinical studies. The peptides, TRI-1144 and TRI-999, first synthesized at Trimeris, are distinct compounds derived from HR2 sequences of HIV. These peptides have been developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also central to the development program is increased patient convenience via simpler, more patient-friendly administration, with a target of once-weekly dosing.

In September 2006, the Company entered into an agreement with Roche that amends the terms of the existing Research Agreement between the parties, as well as the terms of the Development and License Agreement (the “Third Amendment”). The Third Amendment extends the length of the Research Term (as defined in the Research Agreement) by an additional two years through December 31, 2008. The Third Amendment covers the research, development and commercialization of the companies’ NGFI peptides, namely TRI-999 and TRI-1144.

In addition, pursuant to the Third Amendment, Trimeris has the option to participate in the development and commercialization of any Penzberg Peptide (as defined in the Third Amendment) that is accepted for development by Roche. In order to exercise its option, the Company must pay Roche a one-time, lump sum payment of $4.5 million.

The Third Amendment also specifies that further development of T-1249 under the Development and License Agreement shall be limited to treating patients currently being administered T-1249. In addition, pursuant to the Third Amendment, the Development and License Agreement shall only govern the activities with regard to T-20, and the concept of a Replacement Compound is no longer applicable. As a result of the Third Amendment, Roche will only be responsible for one remaining $5.0 million milestone payment under the Development and License Agreement payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the U.S. and Canada.

In March 2007, the Company entered into an agreement with Roche that further amends the terms of the Research Agreement. Pursuant to this March 2007 agreement, all rights to joint patents and other intellectual property related to next-generation HIV fusion inhibitor peptides covered by the Research Agreement will be returned to Trimeris. In exchange, Trimeris has agreed to pay Roche a low single digit royalty on future net sales of our lead NGFI candidate, TRI-1144, up to a specified limit. In addition, Roche agreed to return to Trimeris the rights to all intellectual property that Trimeris originally licensed to Roche under the Development and License Agreement, with the exception that Roche has retained an exclusive license to manufacture and sell FUZEON worldwide.

Trimeris now has the sole right to continue development of TRI-1144 and the Company is currently reviewing its strategic options regarding this program. Prior to the execution of this agreement, Roche and Trimeris shared equally all costs related to the research and development of TRI-1144. Beginning in March 2007, any future costs related to TRI-1144 research and development that may be incurred will be borne solely by Trimeris.

Array Biopharma

In June 2004, we announced the renewal of an agreement with Array Biopharma Inc. (“Array”), to discover small molecule entry inhibitors directed against HIV. The terms of the agreement are substantially similar to those of the initial agreement, signed in August 2001. Over the course of the agreement, Array has received research funding and the right to receive milestone payments and royalties based on the success of this program. In connection with the agreement, as amended, Trimeris has screened a library of small molecule compounds created by Array against HIV entry inhibitor targets. We have completed screening of these compounds for activity in our assays and have completed the process of evaluating these compounds as possible clinical candidates. The research term of the agreement expired according to the terms of the agreement on December 31, 2005. As of December 31, 2006, there are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

Neokimia, Inc.

In 2002, we entered into an agreement with Neokimia Inc. (“Neokimia”), to discover and develop small molecule HIV fusion inhibitors. We have initially screened a library of small molecule compounds provided by Neokimia and Neokimia will use its proprietary drug discovery platform to optimize any lead compounds with the goal of identifying one or more preclinical drug candidates. Neokimia has provided the initial library of compounds on a nonexclusive basis but will work exclusively with us on the HIV gp41 fusion protein target during the term of the collaboration. In 2003, we exercised our option to select an additional target related to HIV fusion to add to the collaboration. The research performed under the collaboration has been performed pursuant to a research plan that has been mutually agreed upon by the parties. The term of this research plan has concluded. In December 2003, Neokimia merged with Tranzyme, Inc., (“Tranzyme”), and Tranzyme acquired Neokimia’s rights and obligations under the 2002 agreement. As of December 31, 2006, there are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

ChemBridge Research Laboratories, Inc.

In June 2005, we entered into a drug discovery and development agreement with ChemBridge Research Laboratories, Inc. (“CRL”). Under the terms of the agreement, Trimeris and CRL will work together to discover and develop small molecule inhibitors of HIV. Specifically, pursuant to the agreement, we are working with CRL to identify small molecule inhibitor compounds against two HIV entry targets. Trimeris and CRL will collaborate to identify orally active lead compounds and then optimize preclinical candidates. Trimeris will be responsible for preclinical and clinical development, manufacturing, regulatory and commercial activities on a worldwide basis for all compounds and products resulting from the collaboration. Trimeris will provide funding to CRL to support medicinal chemistry efforts, and CRL will work exclusively with us on these programs. CRL will be eligible to receive milestone payments based on the achievement of specific development and commercial events and may also be eligible to receive royalties on net product sales. As of December 31, 2006, there are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

Research

As part of our business strategy, we conduct research and development activities both internally and with our collaborative partners. Our research efforts focus primarily on treating viral diseases by identifying novel mechanisms for blocking viral entry. In total, our research and development (“R&D”) expenses were $18.3 million for each of 2006 and 2005, compared with $21.3 million for 2004.

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

Next Generation HIV gp41 Peptide Fusion Inhibitors

With respect to our next generation peptide program, our intention has been to identify a NGFI candidate that has an optimized virological and pharmacokinetic profile as well as to identify a sustained-release formulation for that peptide that will allow significantly less frequent dosing.

In January 2006, Roche and Trimeris announced the selection of two NGFI peptides for co-development and progression into further pre-clinical studies. The peptides, TRI-1144 and TRI-999, first synthesized at Trimeris, are distinct compounds derived from HR2 sequences of HIV. In connection with the announcement of the selection of two NGFI peptides for co-development and progression into further pre-clinical studies, Trimeris received a payment from Roche of $2.5 million. In September 2006, Roche and Trimeris agreed that, based on the results of completed preclinical testing, TRI-1144 had met the criteria previously established by the companies for further development. As a result, TRI-1144 was advanced as the lead pre-clinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be further developed.

TRI-1144 has been developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also, central to the development program is increased patient convenience via simpler, more patient-friendly administration with a target of once-weekly dosing. In 2006, data was presented at the Conference on Retroviruses and Opportunistic Infections (“CROI”) indicating that TRI-1144 possesses potent antiviral activity and durable control of HIV replication in vitro, with desirable pharmacokinetic properties in vivo.

More specifically, the studies presented at CROI included evaluations of TRI-1144 in three key areas:

•

Potency against FUZEON -sensitive viruses: TRI-1144 demonstrated potent in vitro activity against a panel of 12 clinical isolates with varying degrees of sensitivity to FUZEON. Potency against this panel of FUZEON-sensitive viruses was up to seven times greater than that of FUZEON.

•

Activity against FUZEON -resistant viruses and genetic barrier to resistance: TRI-1144 demonstrated substantial improvements in activity compared to FUZEON against viruses with FUZEON-related resistance. In addition, acquisition of resistance to TRI-1144 was very difficult to derive in vitro, as evidenced by prolonged and repeated exposure to the HIV virus in passaging studies. Together, these results suggest a substantially higher genetic barrier to development of resistance for TRI-1144.

•

Phamacokinetic properties: TRI-1144 demonstrated slow, extended clearance properties in monkeys, which was four-fold greater than FUZEON, as well as subcutaneous bioavailability of greater than 80 percent.

In 2006, we initiated advanced formulation studies and preclinical toxicology studies with TRI-1144 as well as clinical scale manufacturing of TRI-1144 under current Good Manufacturing Practices (“cGMP”) conditions within our facility in Morrisville, North Carolina. The results of these studies will determine how rapidly TRI-1144 moves towards first time in man studies. Throughout 2006 and prior to March 2007, all research and development activities were performed under our Research Agreement with Roche.

In March 2007, the Company entered into an agreement with Roche whereby Trimeris now has the sole right to continue development of TRI-1144. The Company is currently reviewing its strategic options regarding this program. Prior to the execution of this agreement, Roche and Trimeris shared equally all costs related to the research and development of TRI-1144. Beginning in March 2007, any future costs related to TRI-1144 research and development that may be incurred will be borne solely by Trimeris. The impact of regaining full control over the TRI-1144 development program on our future financial position, operating results and cash flows will depend on the Company’s determination of the strategic direction of the NGFI program and is unknown at this time.

Other Research Programs

Small Molecule HIV Entry Inhibitors.    In the past, we have established discovery programs that focused on orally available small molecule HIV entry inhibitors. The development of small molecule HIV entry inhibitors has not fallen within the scope of our collaboration with Roche. We have entered into separate agreements with Array, Neokimia and CRL to discover small molecule entry inhibitors of HIV. While the research phases of the collaborations with Array, Neokimia and CRL are currently dormant, the collaboration agreements remain in effect.

Sales, Marketing and Distribution

Trimeris does not exercise direct control over the sales, marketing or distribution of FUZEON. We currently rely on Roche for the sales, marketing and distribution of FUZEON and, if they are approved by the FDA, any other drug candidates covered by our collaboration with Roche, in accordance with the marketing terms contained in our Development and License agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to market FUZEON or our other drug candidates adequately, we do not have the ability under our Development and License Agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market FUZEON or our other drug candidates by terminating our agreement, and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

FUZEON is currently widely available through retail and specialty pharmacies across the United States.

Patents, Proprietary Technology and Trade Secrets

Our success will depend, in part, on our ability, and the ability of our collaborators or licensors, to obtain protection for our products and technologies under United States and foreign patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties.

We own or have exclusive licenses to 41 issued United States patents, numerous pending United States patent applications, and certain corresponding foreign patents and patent applications. Most of our United States patents issued to date are currently set to expire between 2012 and 2022.

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

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center (“NYBC”) under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license, the Company is required to pay the NYBC a royalty in the amount equal to one-half of one percent of Net Sales (as defined in the license) of FUZEON sold by Trimeris, or by a sublicensee, in any calendar year, until such time as $100 million of Net Sales is attained; after which the Company will pay the NYBC a royalty in an amount equal to one-quarter of one percent of Net Sales of FUZEON sold by Trimeris and any sublicensee in any calendar year in any Country where the NYBC has a pending, or issued, unexpired and valid claim contained in the licensed patents. The obligation to pay royalties to the NYBC under the Company’s exclusive license to the patents ends on August 22, 2012. We recognized expense of approximately $773,000, $717,000 and $575,000 during 2006, 2005, and 2004, respectively, for royalty payments due to the NYBC related to the sales of FUZEON. Trimeris and NYBC are currently in discussions regarding the correct interpretation of the license agreement as applied to the calculation of the royalty. We have taken into account various possible outcomes of these discussions in the course of our financial reporting and do not expect the results of these discussions to have a material impact on our financial position, results of operations and cash flows.

Competition

We are engaged in segments of the biopharmaceutical industry, including the treatment of HIV, that are intensely competitive and change rapidly. FUZEON and any other HIV fusion inhibitors we may develop will compete with numerous existing therapies. For example, there are 29 different drugs that are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

FUZEON is delivered via twice daily subcutaneous injections, each delivering 90 mg of FUZEON. The other approved anti-HIV drugs are delivered orally at various dosing intervals. We believe that this delivery method is one factor that may limit its uptake as compared to other competing drugs. In addition, the WAC of FUZEON is approximately $23,400 for one year of therapy. This price is significantly higher than any of the other approved anti-HIV drugs. FUZEON’s price relative to other approved anti-HIV drugs may also limit patient demand.

The standard of care for the treatment of HIV is to administer a regimen that combines drugs from each of the different classes of anti-HIV drugs. In the event drug candidates are approved that are effective against HIV virus that has become resistant to currently approved drugs, we believe that using these drugs in combination with FUZEON may provide patients with additional treatment options that do not currently exist. These drugs may be both competitive with FUZEON, in some cases, and synergistic with FUZEON in other cases. The need for drugs that have a novel mechanism of action has stimulated interest in the inhibition of HIV entry into the cell. We believe that several companies are developing or attempting to develop HIV drug candidates that inhibit entry of the virus by targeting one of the HIV co-receptors (i.e. either CCR5 or CXCR4). Several companies including, GlaxoSmithKline PLC, Pfizer Inc., and Schering Plough Corp are or have been developing CCR5 inhibitors that inhibit entry of the virus into the cell through a different mechanism. These compounds are in various stages of development and none are currently approved by the FDA.

Other companies, including Panacos, Gilead, and Merck, are developing new classes of drugs that target novel steps in the viral life cycle (e.g. maturation inhibitors and integrase inhibitors). Of these, the Merck compound, MRK-0518, is the most advanced and it is widely believed that Merck will submit an NDA application to the FDA for approval to market this integrase inhibitor sometime in the next 12 months.

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

While our experience to date is that new, active HIV drugs and those in clinical development have been used synergistically with FUZEON in order to achieve maximal viral suppression in treatment experienced patients, we cannot guarantee that this will translate into increased patient adoption. Our competitors may develop more effective or more affordable technology or products, or achieve earlier patent protection, product development or product commercialization than we can. Our competitors may succeed in commercializing products more rapidly or effectively than we can, which could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

The steps required by the FDA before new drugs may be marketed in the United States include:

•	preclinical studies;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug (“IND”);

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use;

•	adequate control of a reliable manufacturing process;

•	submission to the FDA of a New Drug Application, (“NDA”); and

•	review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

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

Phase III clinical trials are initiated to establish further clinical safety and effectiveness of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for all labeling for promotion and use. The results of the research and product development, manufacturing, preclinical testing, clinical trials and related information are submitted to the FDA in the form of an NDA for the approval of the marketing and shipment of the drug.

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

Our potential drug candidates may not receive commercialization approval in any country on a timely basis, if at all, even after substantial time and expenditures. If we are unable to demonstrate the safety and effectiveness of our product candidates to the satisfaction of the FDA or foreign regulatory authorities, we will be unable to commercialize our drug candidates. This would have a material adverse effect on our business, financial condition, results of operations and market price of our stock. Even if regulatory approval of a drug candidate is obtained, the approval may limit the indicated uses for which the drug candidate may be marketed.

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

Drugs are also subject to extensive regulation outside the U.S. In the European Union, there is a centralized approval procedure that authorizes marketing of a product in all countries in the European Union (which includes most of the major countries in Europe). If this procedure is not used, under a decentralized system an approval in one country of the European Union can be used to obtain approval in another country of the European Union under a simplified application process. After approval under the centralized procedure, pricing and reimbursement approvals are also required in most countries.

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

The FDA, the FDA’s European counterpart, the EMEA and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to providing approval to market a product. If, after receiving clearance from regulatory agencies, a material change is made in manufacturing equipment, location, or process, additional regulatory review and approval may be required. Roche and the Company also must adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA, the EMEA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, it is determined that the equipment, facilities, or processes used in the manufacture of FUZEON do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. Companies must comply with all applicable FDA requirements. If they do not, they are subject to the full range of civil and criminal penalties available to the FDA.

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

Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for these therapies. If third-party payor reimbursements for any drugs we commercialize are not available or are not available at a level that will allow us or our potential collaborative partners to sell these drugs on a competitive basis, our results of operations will be materially and adversely affected. In addition, an increasing emphasis in the United States on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products. The announcement and/or adoption of these types of proposals or efforts could also materially and adversely affect our business, because the amount of revenues that we may potentially be able to generate in the future for any products we may commercialize could affect an investor’s decision to invest in us, the amount of funds we decide to spend now on our development and clinical trial efforts, and/or our decision to seek regulatory approval for certain drug candidates.

Recently, several major pharmaceutical companies have offered to sell their anti-HIV drugs at or below cost to certain countries in Africa, which could adversely affect the reimbursement climate, and the prices that may be charged, for HIV medications in the United States and the rest of the world. Third-party payors could exert pressure for price reductions in the United States and the rest of the world based on these offers to Africa. This price pressure could limit the amount that Roche would be able to charge for our drugs.

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

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently FUZEON is covered by Medicaid in all 50 states, 46 of the state and territorial AIDS Drug Assistance Programs, (“ADAPs”), and a majority of private insurers. However, there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that can receive reimbursement for FUZEON under their plans, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs. We understand that Roche will continue to actively address these issues during 2007. Outside the United States, Roche has negotiated for reimbursement in most of the major markets.

Environment

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operations or competitive position.

Human Resources

As of March 12, 2007, we had 64 full-time employees, including a technical scientific staff of 39. None of our employees are covered by collective bargaining arrangements and management considers relations with our employees to be good.

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

We have invested a significant portion of our time and financial resources since our inception in the development of FUZEON. FUZEON is the only drug candidate for which we have obtained FDA approval. We anticipate that for the foreseeable future, our ability to generate revenues and profits, if any, will depend entirely on the successful commercialization of FUZEON. In light of our November 2006 restructuring, commercialization of FUZEON will rely primarily on the support of Roche, and Roche’s ability to manufacture commercial quantities of FUZEON on a cost-effective basis with the requisite quality, and Roche’s ability to successfully market FUZEON throughout the world.

FUZEON is delivered via a twice daily dosing by injection under the skin. All of the other currently approved drug treatments for HIV are delivered orally. Patients and physicians may not readily accept daily injections of an anti-HIV drug treatment, which would limit their acceptance in the market. This delivery method may limit the use of FUZEON compared to other competing drugs. Moreover, because peptides are expensive to manufacture, the price of FUZEON is higher than the prices of currently approved anti-HIV drug treatments. The WAC of one year’s supply of FUZEON in the United States is approximately $23,400. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of FUZEON in combination with other anti-HIV drugs, and is more restrictive than the indication for other approved anti-HIV drugs. Physicians may not readily prescribe FUZEON due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

We rely on Roche to manufacture, market and distribute FUZEON throughout the world in countries where regulatory approval has been received. If Roche fails to market FUZEON adequately, we do not have the ability under our Development and License Agreement to establish our own sales, marketing or distribution capabilities.

We may not be able to maintain profitability

With the exception of fiscal year 2006, we have had net operating losses since being founded in January 1993. As of December 31, 2006, our accumulated deficit was approximately $371.1 million. We had net income of $7.4 million in 2006 and net losses of approximately $8.1 million in 2005 and approximately $40.1 million in 2004. Since inception, we have spent our funds on our drug development efforts relating primarily to the development of FUZEON. If FUZEON sales levels do not remain at their current levels, or if expenses increase from their current levels we may experience losses in the future. These losses may increase as we continue our research and development, preclinical testing, clinical trial and regulatory approval efforts.

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

Our total cash, cash equivalents, and investment securities at December 31, 2006 were $48.6 million, up from $36.9 million at December 31, 2005. Our future capital requirements and level of expenses will depend upon numerous factors, including the costs associated with:

•	our research and development activities including those relating to TRI-1144;

•	our administrative activities including business development;

•	our collaboration with Roche including marketing and sales efforts; and

•	the consummation of possible future acquisitions of technologies, products or businesses.

Our ability to continue investing in future products will depend on our cash position. We have undertaken numerous measures to increase sales and increase operating efficiencies in order to slow our cash burn. 2006 was our first full year of profitability, however, we can give no assurance that we will in fact operate profitably in the future.

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

In order to remain profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our current and future drug candidates or expend significant resources to develop these capabilities.

We currently have insufficient internal resources to support and implement worldwide sales, marketing and distribution of pharmaceuticals. We currently rely on Roche for the sales, marketing and distribution of FUZEON and plan to rely on Roche for these activities in connection with any other potential drug candidates covered by our collaboration with Roche, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to adequately market FUZEON or our future drug candidates, if approved, we do not have the ability under our Development and License Agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market FUZEON and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our agreement with Roche as to sales, marketing and distribution gives Roche, and any sales, marketing or distribution arrangements we establish with other parties may give those parties, significant control over important aspects of the commercialization of our drugs, including:

•	market identification;

•	marketing methods;

•	pricing;

•	drug positioning;

•	composition of sales force; and

•	promotional activities.

We may not be able to control the amount or timing of resources that Roche or any third party may devote to our current and future drug candidates.

If sufficient amounts of FUZEON, or any other drugs we attempt to bring to market, cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected.

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

We do not control the manufacturing and production schedule at Roche’s Boulder facility where FUZEON is manufactured and we cannot ensure that significant costs associated with scheduling decisions will not be incurred.

Roche manufactures FUZEON bulk drug substance at their facility in Boulder, Colorado. Roche coordinates the manufacture of FUZEON with the balance of its manufacturing efforts. We do not have input into the manufacturing and production schedule at Roche’s Boulder facility and Roche’s decisions in this area may result in significant additional cost and expense relating to the manufacture of FUZEON.

Since Roche discontinued development of TRI-1144, we may incur significant financial hardship.

We have entered into the Research Agreement with Roche to discover, develop and commercialize novel peptide fusion inhibitors, of which TRI-1144 is the lead candidate. According to the terms of the Research Agreement, Roche may choose not to participate in the further development of certain next-generation HIV fusion inhibitor peptides covered by the Research Agreement, including TRI-1144. In March 2007, the Company entered into an agreement amending the terms of the Research Agreement and providing that Roche will no longer be involved in the development of certain next-generation fusion inhibitor peptides, including TRI-1144.

Prior to the execution of this March 2007 agreement, Roche and Trimeris shared equally all costs related to the research and development of TRI-1144. Beginning in March 2007, the Company will now have the sole right to continue development of TRI-1144 and any future costs related to TRI-1144 research and development that may be incurred will be borne solely by Trimeris. These costs may be significant and we may not be able to raise additional funds or to generate sufficient revenues to support the costs of the research and development of TRI-1144. The increase in these costs borne by the Company or a failure to raise or generate sufficient funds to cover these costs could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our lead Next Generation Fusion Inhibitor peptide drug candidate is still in the early stages of development and remains subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our lead drug candidate, our business will be materially harmed.

To date, our collaboration with Roche has led to the commercial launch of only a single product, FUZEON. The success of our business depends on FUZEON sales as well as our ability to develop and commercialize an NGFI peptide drug candidate successfully. Our most advanced NGFI peptide drug candidate is TRI-1144, which is currently in late-stage preclinical testing. TRI-1144 must satisfy rigorous standards of safety and efficacy before it can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy testing and obtain regulatory approval of our drug candidates. Despite our efforts, TRI-1144 may not:

•	offer therapeutic or other improvement over existing, comparable drugs;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs at the Roche Boulder facility or elsewhere; or

•	be successfully commercialized.

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

FUZEON and our other drug candidates that are successfully developed will compete with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example:

•

Approximately 29 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, Bristol-Myers Squibb, Gilead, Merck, Roche and Abbott Laboratories. Only one of these currently-approved drugs, FUZEON, is a viral fusion inhibitor.

•

We believe that other companies may be currently engaged in research efforts to develop viral fusion inhibitors. To our knowledge, none of these potentially competing drug candidates have entered human clinical trials.

•

Several companies, including Panacos, Progenics Pharmaceuticals, Pfizer, Schering-Plough, Tanox, Inc., Gilead, Roche, Bristol-Myers Squibb and GlaxoSmithKline, are in early stage human clinical trials, and another, Merck, is in late stage trials, with anti-HIV drug candidates that target viral processes different from those targeted by currently approved anti-HIV drugs, and different from the viral fusion process that our drug candidates target.

We expect to face intense and increasing competition in the future as these new drugs enter the market and advanced technologies become available. We cannot assure you that existing or new drugs for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold than FUZEON or any other drug treatment that we may develop.

We are investing additional resources in attempting to optimize FUZEON’s current product profile, ranging from improved drug delivery and administration systems to evaluation of once-daily dosing with the current formulation of FUZEON. We cannot assure you that any of these or other product optimization efforts, ranging from laboratory feasibility testing to clinical trials involving smaller gauge needles or needle-free delivery systems including the Biojector B2000 system will be successful. The current sNDA filing with FDA for approval of the B2000 system administration option for FUZEON may or may not be successful.

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

A number of reasons, including those set forth below, may delay regulatory submissions for our drug candidates, and cause us or our collaborators to cancel plans to submit proposed drug candidates for approval, or delay or prevent regulatory approval of proposed drug candidates:

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

Currently our only significant source of revenue comes from the sale of FUZEON. We believe that the method of FUZEON injection is a limiting factor in the acceptance of FUZEON by patients and prescribing physicians. In order to address patient and prescriber concerns we are attempting to develop alternative administration options for FUZEON. One such effort involves the B2000 injection system, manufactured by Bioject Medical Technologies Inc. The B2000 system is a needle-free CO2-powered injector that disperses liquid medication through the skin.

In May 2005, Roche, with the Company’s support, filed a sNDA with the FDA for inclusion of B2000 information about the needle-free injection device in the FUZEON labeling. In November 2005, the FDA issued an approvable letter for the B2000, requiring the submission of additional data from the FUZEON WAND (With A Needle-Free Device; ENF-404) clinical trial.

In October 2006, the Company and Roche had discussions with the FDA regarding the submission of an amended sNDA for inclusion of the B2000 device as an administration option for FUZEON. The FDA acknowledged that, based on currently available evidence, administration with B2000 achieves similar blood levels of FUZEON compared to standard needle-syringe administration. However, the FDA indicated that the occurrence of a small number of certain adverse events related to administration of FUZEON with the B2000 device (hematomas and nerve pain) warranted review of additional information in order to better characterize the incidence of these events. Some of these events were associated with use of B2000 to deliver FUZEON either in close proximity to bone joints or into scar tissue. Based on this information, the FDA has requested additional safety information on the nature and occurrence of ISRs, including data from the FUZEON BOSS (Biojector Open Label Safety Study; ENF 407, an eight-week study to assess the safety and patient acceptance of B2000 compared to standard needle-syringe administration for FUZEON) trial, as well as from other data sources.

In advance of receiving additional B2000 safety data, the FDA has requested changes to the current FUZEON labeling (both package insert and patient injection instructions) to add precautions regarding hematoma and nerve pain associated with B2000 administration, as well as precautions regarding use of the B2000 device in patients with bleeding disorders. Submission of the additional B2000 safety data by Roche as part of an amended sNDA is likely to occur in 2007, when data from the BOSS trial and other information requested by the FDA become available. Following the Trimeris workforce reduction in November 2006, Roche has taken the primary role with respect to interacting with the FDA on the B2000 submission.

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

We cannot assure that the FDA will ever accept our data submission or that we will be successful in our attempts to broaden the FUZEON label to incorporate administration of FUZEON with the B2000 needle-free injector. The current sNDA filing for approval of the B2000 system administration option for FUZEON may or may not be successful. Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate additional revenues from increased adoption or persistence of FUZEON use associated with administration via the B2000 needle-free system.

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

The FDA granted full approval for the commercial sale of FUZEON in October 2004. We do not have any other drug candidates that have received FDA or any other regulatory authority for approval of commercialization. In order to obtain the regulatory approvals necessary to sell a drug candidate commercially, we must demonstrate to the FDA and other applicable foreign regulatory authorities that the drug candidate is safe and effective for use in humans for each target indication. We attempt to demonstrate this through a lengthy and complex process of preclinical testing and clinical trials, which typically takes a number of years. We also plan to do post-approval clinical trials for FUZEON to provide additional clinical data to aid Roche and our marketing efforts. Our success will depend on the success of these clinical trials.

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

Although we own or exclusively license more than 41 issued United States patents, and numerous pending United States patent applications, corresponding foreign patents and patent applications, including issued patents and patent applications relating to FUZEON, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure how much protection, if any, our patents will provide if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us. Further, we cannot assure that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues or is otherwise published, we cannot assure that others have not filed patent applications for technology covered by our pending applications. Moreover, we cannot assure that we were the first to invent the technology, which, under U.S. patent law, is a prerequisite to obtaining patent coverage. In the event that a third party has also filed a U.S. patent application on the technology, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, i.e., which party was the first to invent. The costs of these proceedings can be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

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

Other companies, universities and research institutions conduct research and development efforts in market segments, including viral fusion inhibition and the treatment of HIV infection, where we and our collaborators focus research and development activities. While we are not aware of any patents held by these third parties that we believe will limit our ability to use, manufacture, market or sell FUZEON or our potential drug candidates, these third parties may have obtained or may obtain patents that do so. We cannot assure that third parties will not assert patent infringement or other intellectual property claims against us or our collaborators with respect to technologies used in FUZEON or our potential drug candidates. Any claims that might be brought against us relating to infringement of third party patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our drug development efforts or other business operations. As a result of a patent infringement suit brought against us, we may have to cease or delay development activities, unless that party is willing to grant us rights to use its intellectual property. Thus we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential drugs. Those licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential drugs at all or we may encounter significant delays in drug development while we redesign potentially infringing drugs or methods.

Uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

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

The WAC of a one year’s supply of FUZEON in the United States is approximately $23,400. A high drug price could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently FUZEON is covered by Medicaid in all 50 states, 46 of the state and territorial AIDS Drug Assistance Programs, or ADAPs, and a majority of private insurers. However there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that they will provide reimbursement for FUZEON, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs.

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

Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

•	the market acceptance and sales levels for FUZEON;

•	the successful commercialization of FUZEON by Roche;

•	the status and progress of our collaborative agreement with Roche;

•	the status of our research and development activities;

•	the development costs related to TRI-1144

•	the progress of our drug candidates through preclinical testing and clinical trials;

•	the timing of regulatory actions;

•	our ability to establish manufacturing, sales, marketing and distribution capabilities, either internally or through relationships with third parties;

•	technological and other changes in the competitive landscape;

•	changes in our existing or future research and development relationships and strategic alliances; and

•	the commercial viability of FUZEON or our other drug candidates.

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

If we cannot attract and retain qualified management and scientific personnel on acceptable terms, the development of our drug candidates and our financial position may suffer.

Because our business is very science-oriented and relies considerably on individual skill and experience in the research, development and testing of our drug candidates, we depend heavily on members of our senior management and scientific staff. On March 15, 2007, we announced that each of Dani P. Bolognesi, our Chief Executive Officer and Chief Scientific Officer and Robert R. Bonczek, our Chief Financial Officer and General Counsel, would retire from their executive duties with the Company. In connection therewith, our Board of Directors appointed Mr. E. Lawrence Hill, Jr. of Hickey & Hill, Inc., a management services firm, as Acting President and Chief Operating Officer of the Company.

We may have to recruit new executive management and other key employees. Future recruitment and retention of management personnel and qualified scientific personnel is critical to our success. We cannot assure you that we will successfully attract and retain sufficient numbers of qualified personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced management personnel and scientists. If we cannot attract and retain a sufficient number of qualified personnel or if a significant number of our key employees depart, our drug development efforts and the timing and success of our clinical trials may be materially and adversely affected. Even if we do hire and retain a sufficient number of qualified employees, the expense necessary to compensate them may adversely affect our operating results. In addition, we rely on scientific advisors and other consultants to assist us in formulating our research and development strategy. These consultants are employed by other parties and may have commitments to, or advisory or consulting agreements with, other entities, which may limit their availability to us.

If we are unable to meet or maintain the standards for maintaining internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, our stock price could be materially harmed.

The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 has required and will continue to require that we incur substantial accounting expense and expend significant management efforts. In future years our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NASDAQ Stock Market LLC or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock.

We rely on our collaborative partner Roche to timely deliver important financial information relating to FUZEON sales and expenses. In the event that this information is inaccurate, incomplete or not timely we will not be able to meet our financial reporting obligations as required by the SEC.

We and Roche have entered into a collaboration for the development and commercialization of certain therapeutic peptides for the treatment of HIV. Through this collaboration, the companies have successfully developed and brought to market the first viral fusion inhibitor for the treatment of HIV, FUZEON. Under our Development and License Agreement, Roche has significant control over the sale and distribution of FUZEON to wholesalers. Roche sets the price of FUZEON to wholesalers, along with any rebates and incentives, and the terms of any returns. Roche records all sales of FUZEON.

As such, Roche has exclusive control over the flow of important information relating to the sale of FUZEON that we require in order to timely and accurately report in our SEC filings. In addition, pursuant to Section 404 of the Sarbanes-Oxley Act we are required to maintain effective internal controls over financial reporting and disclosure controls and procedures. Roche endeavors to provide us with timely and accurate financial data related to the sale of FUZEON so that we may meet our reporting requirements under federal securities laws. In the event that Roche fails to provide us with timely and accurate information, we may incur significant liability with respect to the federal securities laws, our disclosure controls and procedures under Sarbanes-Oxley and possibly be forced to restate our financial statements, any of which could adversely affect the market price of our common stock.

Our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

Our charter requires that we indemnify our directors and officers to the fullest extent permitted by Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement of an action, suit or proceeding brought against any of them by reason of the fact that he or she is or was a director or officer of Trimeris. In addition, expenses incurred by a director or officer in defending any such action, suit or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and executive officers. In furtherance of these obligations, we maintain directors’ and officers’ insurance in the amount of $40 million. Our policies expire in October 2007. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of our insurance coverage may be decreased.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Market (formerly known as the Nasdaq National Market System) under the Nasdaq symbol “TRMS” since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the foreseeable future. As of March 12, 2007, we had approximately 168 stockholders of record. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the NASDAQ Global Market (formerly known as the Nasdaq National Market System). Prior to August 1, 2006, such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Year ended December 31,
	2006		2005
	High	Low	High	Low
1st Quarter	$14.92	$11.00	$14.86	$11.19
2nd Quarter	$13.60	$10.09	$11.89	$9.65
3rd Quarter	$11.63	$8.31	$15.45	$9.82
4th Quarter	$13.10	$7.21	$15.79	$10.90

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of the Company during the quarter ended December 31, 2006.

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

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Revenue:
Milestone revenue	$3,430	$1,722	$2,152	$2,964	$1,133
Royalty revenue	11,812	8,784	4,556	755	—
Collaboration income (loss)	21,738	8,553	(16,125)	(25,515)	—

Total revenue and collaboration income (loss)	36,980	19,059	(9,417)	(21,796)	1,133

Operating expenses:
Marketing expense	—	—	—	—	16,722
Research and development:
Non-cash compensation	2,254	418	159	(1)	250
Other research and development expense	16,079	17,856	21,154	36,824	50,976

Total research and development expense	18,333	18,274	21,313	36,823	51,226

General and administrative:
Non-cash compensation	2,809	450	311	767	1,645
Other general and administrative expense	9,644	8,986	9,840	7,810	9,340

Total general and administrative expense	12,453	9,436	10,151	8,577	10,985

Total operating expenses	30,786	27,710	31,464	45,400	78,933

Operating income (loss)	6,194	(8,651)	(40,881)	(67,196)	(77,800)

Other income (expense):
Interest income	1,987	1,300	953	1,534	2,230
Gain (loss) on sale of equipment	7	(9)	—	—	—
Interest expense	(781)	(746)	(160)	(41)	(108)

Total other income	1,213	545	793	1,493	2,122

Income (loss) before taxes and cumulative effect of change in accounting principle	7,407	(8,106)	(40,088)	(65,703)	(75,678)
Income tax provision	275	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	7,132	(8,106)	(40,088)	(65,703)	(75,678)
Cumulative effect of change in accounting principle	252	—	—	—	—

Net income (loss)	$7,384	(8,106)	(40,088)	(65,703)	(75,678)

Basic income (loss) per share before cumulative effect of accounting change	$0.33	$(0.37)	$(1.86)	$(3.06)	$(3.93)
Accounting change	0.01	—	—	—	—

Basic net income (loss) per share(1)	$0.34	$(0.37)	$(1.86)	$(3.06)	$(3.93)

Diluted net income (loss) per share before cumulative effect of accounting change	$0.33	$(0.37)	$(1.86)	$(3.06)	$(3.93)
Accounting change	0.01	—	—	—	—

Diluted net income (loss) per share(1)	$0.34	$(0.37)	$(1.86)	$(3.06)	$(3.93)

Weighted average shares used in basic per share computations	21,895	21,736	21,608	21,460	19,272

Weighted average shares used in dilutive per share computations	22,005	21,736	21,608	21,460	19,272

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and investment securities	$48,639	$36,889	$48,402	$92,198	$149,182
Working capital	53,573	40,733	49,204	75,741	128,389
Total assets	74,903	60,142	64,820	98,600	154,539
Long-term notes payable and capital lease obligations, less current installments	—	—	—	—	321
Accumulated deficit	(371,086)	(378,470)	(370,364)	(330,276)	(264,573)
Total stockholders’ equity	37,772	24,373	30,346	68,668	130,127
(1)	Computed on the basis described in Note 1 to Financial Statements.

See accompanying notes to financial statements

Selected Quarterly Financial Data

(in thousands, except per share data)

(unaudited)

	Q1 2006	Q2 2006	Q3 2006	Q4 2006
Statements of Operations Data:
Revenue:
Milestone revenue	$1,056	$1,055	$789	$530
Royalty revenue	2,580	2,408	3,391	3,433
Collaboration income	3,794	3,815	5,559	8,570

Total revenue and collaboration income	7,430	7,278	9,739	12,533

Operating expenses:
Research and development:
Non-cash compensation	713	712	492	337
Other research and development expense	4,467	4,249	3,348	4,015

Total research and development expense	5,180	4,961	3,840	4,352

General and administrative:
Non-cash compensation	820	844	679	466
Other general and administrative expense	2,336	2,083	1,979	3,246

Total general and administrative expense	3,156	2,927	2,658	3,712

Total operating expenses	8,336	7,888	6,498	8,064

Operating income (loss)	(906)	(610)	3,241	4,469

Other income (expense):
Interest income	418	470	519	580
Net gain on disposal of equipment	—	—	7	—
Interest expense	(192)	(194)	(196)	(199)

Total other income	226	276	330	381

Income (loss) before taxes and cumulative effect of change in accounting principle	(680)	(334)	3,571	4,850
Income tax provision	—	—	124	151

Income (loss) before cumulative effect of change in accounting principle	(680)	(334)	3,447	4,699
Cumulative effect of change in accounting principle	252	—	—	—

Net income (loss)	$(428)	$(334)	$3,447	$4,699

Basic net income (loss) per share before cumulative effect of accounting change	$(0.03)	$(0.02)	$0.16	$0.21
Accounting change	0.01	—	—	—

Basic net income (loss) per share(1)	$(0.02)	$(0.02)	$0.16	$0.21

Diluted net income (loss) per share before cumulative effect of accounting change	$(0.03)	$(0.02)	$0.16	$0.21
Accounting change	0.01	—	—	—

Diluted net income (loss) per share(1)	$(0.02)	$(0.02)	$0.16	$0.21

Weighted average shares used in basic per share computations(1)	21,858	21,896	21,911	21,913

Weighted average shares used in diluted per share computations(1)	21,858	21,896	22,037	22,018

	Q1 2005	Q2 2005	Q3 2005	Q4 2005
Statements of Operations Data:
Revenue:
Milestone revenue	$431	$430	$431	$430
Royalty revenue	1,761	2,642	1,886	2,495
Collaboration income (loss)	(36)	1,313	2,243	5,033

Total revenue and collaboration income (loss)	2,156	4,385	4,560	7,958

Operating expenses:
Research and development:
Non-cash compensation	109	99	111	99
Other research and development expense	5,347	5,050	5,323	2,136

Total research and development expense	5,456	5,149	5,434	2,235

General and administrative:
Non-cash compensation	111	112	113	114
Other general and administrative expense	2,200	2,317	2,442	2,027

Total general and administrative expense	2,311	2,429	2,555	2,141

Total operating expenses	7,767	7,578	7,989	4,376

Operating income (loss)	(5,611)	(3,193)	(3,429)	3,582

Other income (expense):
Interest income	272	318	332	378
Net gain (loss) on disposal of equipment	—	6	(16)	1
Interest expense	(183)	(185)	(188)	(190)

Total other income (expense)	89	139	128	189

Net income (loss)	$(5,522)	$(3,054)	$(3,301)	$3,771

Basic net income (loss) per share(1)	$(0.25)	$(0.14)	$(0.15)	$0.17

Diluted net income (loss) per share(1)	$(0.25)	$(0.14)	$(0.15)	$0.17

Weighted average shares used in basic per share computations(1)	21,710	21,727	21,740	21,764

Weighted average shares used in diluted per share computations(1)	21,710	21,727	21,740	22,077

(1)	Computed on the basis described in Note 1 to Financial Statements. The sum of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the year due to the effects of rounding.

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

OVERVIEW

Trimeris is a biopharmaceutical company engaged in the discovery, development and commercialization of novel therapeutic agents for the treatment of viral disease. The core technology platform of fusion inhibition is based on blocking viral entry into host cells. FUZEON, approved in the U.S., Canada and European Union, is the first in a class of anti-HIV drugs called fusion inhibitors. Trimeris is developing FUZEON and future generations of peptide fusion inhibitors in collaboration with Roche.

Overview of 2006

The Company recorded its first year of profitability resulting in positive cash flow from operations. This result was primarily driven by increased sales of FUZEON in all markets around the world and careful management of our expenses. During the last half of the year several notable events occurred:

•

We announced a shift in strategic emphasis and reorganization to focus on FUZEON profitability and our strength in research and early stage development. With this shift in strategic emphasis we have reduced our workforce primarily in the marketing, clinical and medical education areas. Since many of these functions duplicated the efforts between us and Roche eliminating these functions is designed to increase and sustain earnings from FUZEON by reducing expenses.

•

We, together with Roche, conducted development work covered under the Research Agreement (defined below) focused on two distinct peptides, TRI-999 and TRI-1144, as NGFI candidates. Based on completed preclinical studies, TRI-1144 met the criteria established by Trimeris and Roche for further development and has been advanced as the lead preclinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be further developed. The development of TRI-1144 continued to progress through 2006, as we began the chemical synthesis of TRI-1144 at our own facilities in order to provide adequate supplies to support pre-clinical GLP toxicology studies and first time in man studies.

•

In accordance with our agreement with Roche, our royalty rate increased from 10% to 12%. This increase was in effect for the entire third quarter of 2006 and will remain at this level for the remainder of the collaboration.

Outlook for 2007

In March 2007, the Company entered into an agreement with Roche that further amends the terms of the Research Agreement. Pursuant to this March, 2007 agreement, all rights to joint patents and other intellectual property related to next-generation HIV fusion inhibitor peptides falling under the Research Agreement will be returned to Trimeris. In exchange, Trimeris has agreed to pay Roche a low single digit royalty on future net sales of our lead NGFI candidate, TRI-1144, up to a specified limit. In addition, Roche has agreed to return to Trimeris the rights to all intellectual property that Trimeris originally licensed to Roche under the Development and License Agreement, with the exception that Roche retains an exclusive license to manufacture and sell FUZEON worldwide.

As a result, Trimeris now has the sole right to continue development of TRI-1144 and the Company is currently reviewing its strategic options regarding this program. Prior to the execution of this agreement, Roche and Trimeris shared costs related to the research and development equally. Beginning in March 2007, any future costs related to research and development that may be incurred will be borne solely by Trimeris. The impact of regaining full control over the TRI-1144 development program on our future financial position, results of operations and cash flows will depend on several factors including the Company’s determination for the strategic direction of the NGFI program and is unknown at this time.

Also in March 2007, Dani P. Bolognesi, Chief Executive Officer and Chief Scientific Officer announced his retirement effective March 16, 2007. Dani will remain on the Board of Directors until the next annual meeting of Trimeris’ Stockholders. Robert R. Bonczek, Chief Financial Officer also announced his retirement effective April 30, 2007. In addition, we engaged Hickey & Hill, Inc. of Lafayette, California, a firm specializing in managing companies in transition, to assess our cost structure. In conjunction with this engagement, Mr. E. Lawrence Hill, Jr. of Hickey & Hill was appointed Acting President and Chief Operating Officer.

Overview of Roche Relationship

The Development and License Agreement

In July 1999, the Company entered into a worldwide agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. While the Company’s development agreement with Roche covers the commercialization of FUZEON, T-1249 or a replacement product, to date only FUZEON is commercially available.

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

Upon signing of the Development and License Agreement, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2006. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. The Company deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Roche made a nonrefundable initial cash payment to the Company of $10.0 million during 1999, and a milestone payment of $2.0 million in 2000. The Company recorded an $8.0 million milestone payment in March 2003, a $5.0 million milestone payment in May 2003, a $2.5 million milestone payment in June 2003, and a $750,000 milestone payment in June 2004.

In September 2006, the Company entered into an agreement with Roche amending the Research Agreement between the parties as well as the terms of the Development and License Agreement (the “Third Amendment”). The Third Amendment also specifies that further development of T-1249 under the Development and License Agreement shall be limited to treating patients currently being administered T-1249. Currently there are no patients being treated with T-1249. In addition, the Development and License Agreement shall only govern the activities with regard to FUZEON, and the concept of a Replacement Compound (as defined in the Development and License Agreement) is no longer applicable. Further, as a result of the Third Amendment, Roche will only be responsible for one remaining $5.0 million milestone under the 1999 Development and License Agreement payable upon the achievement of a certain cumulative twelve month sales threshold for FUZEON in the U.S. and Canada.

Collaboration Income and Loss

Currently, our only significant source of revenue is from the sale of FUZEON. Gross profit and royalty revenue from the sale of FUZEON exceeded the selling, marketing and other charges for the years ended December 31, 2006 and 2005, resulting in positive cash flow from the Development and License Agreement. Selling, marketing and other charges in the United States and Canada exceeded the gross profit and royalty revenue from the sale of FUZEON during the year ended December 31, 2004, resulting in negative cash flow from the Development and License Agreement.

Product sales of FUZEON began in the United States on March 27, 2003 and are recorded by Roche. Under the Development and License Agreement, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, which is reported as collaboration income (loss) in the statements of operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income (loss) is reported as collaboration income or loss as a component of revenue.

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

It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche is manufacturing bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to another Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON. Under our Development and License Agreement, we do not have the ability or rights to co-market this drug or field our own FUZEON sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. We are not a party to any of the material contracts in these areas. Roche provides us with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. We review these items for accuracy and reasonableness. We receive 50% of the product gross profits for the United States and Canada.

Selling and Marketing Expenses

For the years ended December 31, 2006 and 2005, Trimeris has recorded its share of selling and marketing expenses in accordance with terms and conditions of agreements we executed with Roche.

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

Manufacturing Amendment

In 2005, the Company entered into a Manufacturing Amendment with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment amends and supplements the terms of the Development and License Agreement and addresses several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche will be responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the U.S. and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will determine the schedule for converting supply chain materials that are in inventory as of that date into product.

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

A schedule of Trimeris’ required contribution to the capital investment in Roche’s Boulder facility for FUZEON manufacturing is also set forth in the Manufacturing Amendment. The Company will pay Roche for Trimeris’ share of the capital invested in Roche’s manufacturing facility over a seven-year period. Trimeris’ anticipated share of this capital investment is approximately $14.0 million. As a result, we accrued an initial payment of $4.0 million at June 2004, and expect to pay approximately $500,000 per quarter through June 2009. As a result, Roche no longer includes the depreciation related to the manufacturing facility in the cost of goods sold. In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

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

Under the Manufacturing Amendment, the use of Roche owned facilities in Boulder for the manufacture of FUZEON will result in a credit to the collaboration if used to produce other products for Roche. During the period from July 2004 through June 2005 and January 2006 through September 2006, a key intermediate of another product was produced using these facilities that resulted in a credit to the collaboration. Our share of this credit is approximately $1.5 million and has been recorded on our balance sheet as a reduction to the “Advanced payment—Roche.” This credit offsets variances that would otherwise have been allocated to FUZEON if the facility had remained underutilized and will be recognized when the related FUZEON produced during this period is sold.

Development Expenses

Under the Development and License Agreement development costs are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for FUZEON and T-1249. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the IND and NDA for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Development expenses pertaining to the United States and Canada are included on our Statement of Operations in operating expenses under research and development.

The Research Agreement

In 1999, we entered into a Research Agreement with Roche to discover, develop and commercialize additional anti-HIV gp41 fusion inhibitor peptides. Pursuant to the Research Agreement, Trimeris and Roche agreed to share the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV gp41 fusion inhibitor peptides created after July 1, 1999. The agreement governs the identification of compounds that may become clinical and the work by the parties is performed according to an agreed upon research plan.

In September 2006, the Company entered into an agreement with Roche that amends the terms of the existing Research Agreement between the parties as well as the terms of the 1999 Development and License Agreement (the “Third Amendment”). The Third Amendment extends the length of the Research Term (as defined in the Research Agreement) by an additional two years through December 31, 2008. The Third Amendment covers the research, development and commercialization of the companies’ NGFI peptides. Pursuant to the Third Amendment, research, development and commercialization costs for the NGFI program will be split equally, as will any profits from the worldwide sale of products covered under the Third Amendment. Although the Research Agreement itself does not require that a specific amount be spent on any annual research plan either party has the option, at their discretion, to supplement the budgeted research plan at their own additional expense. The development work covered under the Research Agreement has focused on two distinct peptide classes, exemplified by TRI-999 and TRI-1144 as NGFI candidates. Based on certain preclinical studies, TRI-1144 met the criteria established by Trimeris and Roche for further development and has been advanced as the lead preclinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be further developed. Throughout 2006 and prior to March 13, 2007, all research and development activities were performed under our Research Agreement with Roche.

In addition, pursuant to the Third Amendment, Trimeris has the option to participate in the development and commercialization of any Penzberg Peptide (as defined in the Third Amendment) that is accepted to development by Roche. In order to exercise its option, the Company must pay Roche a one-time, lump sum payment of $4.5 million.

The Third Amendment also specifies that further development of T-1249 under the Development and License Agreement shall be limited to treating patients currently being administered T-1249. Currently there are no patients being treated with T-1249. In addition, the Development and License Agreement shall only govern the activities with regard to T-20, and the concept of a Replacement Compound is no longer applicable. Primarily, as a result of the amendment, Roche will only be responsible for one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve month sales threshold for FUZEON in the U.S. and Canada.

In March 2007, the Company entered into an agreement whereby Trimeris now has the sole right to continue development of TRI-1144. The Company is currently reviewing its strategic options regarding this program. Prior to the execution of this March 2007 agreement, Roche and Trimeris shared costs related to the research and development equally. Beginning in March 2007, any future costs related to research and development that may be incurred will be borne solely by Trimeris. The impact of regaining full control over the TRI-1144 development program on our future financial position, operating results and cash flows will depend on several factors including the Company’s determination for the strategic direction of the NGFI program and is unknown at this time.

For 2006, the total reimbursement of research expense from Roche amounted to $3.0 million. In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. This payment did not become due until January

2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Development and License Agreement signed in 1999. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we will recognize the remainder of this payment over the extended period (the period of our continuing involvement). For 2004, the total reimbursement of research expense from Roche amounted to $2.7 million.

Historical Information Necessary to Understand our Business

We began our operations in January 1993 and, prior to April 1, 2003, we were a development stage company. Accordingly, we have a limited operating history. Since our inception, substantially all of our resources have been dedicated to:

•	the development, patenting, preclinical testing and clinical trials of our drug candidates, FUZEON and T-1249;

•	the development of a manufacturing process for FUZEON and T-1249;

•	production of drug material for future clinical trials of FUZEON and T-1249;

•	preparation of materials for regulatory filings for FUZEON;

•	pre-marketing and marketing activities for the commercial launch of FUZEON; and

•	research and development and preclinical testing of other potential product candidates.

Development of current and future drug candidates will require additional, time-consuming and costly research and development, preclinical testing and extensive clinical trials prior to submission of any regulatory application for commercial use. We may incur losses in the future and these losses may increase if our research and development, preclinical testing, drug production and clinical trial efforts expand. The amount and timing of our operating expenses will depend on many factors, including:

•	the sales levels and market acceptance achieved by FUZEON;

•	the production levels for FUZEON, which affect the economies of scale in the production process and our cost of goods sold;

•	the status of our research and development activities;

•	product candidate discovery and development efforts, including preclinical testing and clinical trials;

•	the timing of regulatory actions;

•	the costs involved in preparing, filing, prosecuting, maintaining, protecting and enforcing patent claims and other proprietary rights;

•	our ability to work with Roche to manufacture, develop, sell, market and distribute FUZEON;

•	technological and other changes in the competitive landscape;

•	changes in our existing or future research and development relationships and strategic alliances;

•	development of any future research and development relationships or strategic alliances;

•	evaluation of the commercial viability of potential product candidates; and

•	other factors, many of which are outside of our control.

As a result, we believe that period-to-period comparisons of our financial results are not necessarily meaningful. The past results of operations and results of previous clinical trials should not be relied on as an indication of future performance. If we fail to meet the clinical and financial expectations of securities analysts and investors, it could have a material adverse effect on the market price of our common stock. Our ability to maintain profitability will depend, in part, on our own or Roche’s ability to successfully develop and obtain and maintain regulatory approval for FUZEON or other drug candidates, and our ability to develop the capacity, either internally or through relationships with third parties, to manufacture, sell, market and distribute approved products, if any.

Research and Development

The following discussion highlights certain aspects of the on-going and planned research and development programs and commercialization efforts. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials.

FUZEON®, enfuvirtide (formerly known as T-20)

FUZEON is our first-generation HIV fusion inhibitor, a new class of anti-HIV drugs. The FDA has approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing antiretroviral therapy. Anti-HIV drugs are referred to as antiretroviral agents. The standard approach to treating HIV infection has been to lower viral loads by using a combination of drugs other than fusion inhibitors that inhibit one of two of the viral enzymes that are necessary for the virus to replicate: reverse transcriptase and protease. There are currently three classes of drugs that inhibit these two enzymes: nucleoside reverse transcriptase inhibitors, (“NRTIs”), non-nucleoside reverse transcriptase inhibitors, (“NNRTIs”), and protease inhibitors, (“PIs”). We refer to NRTIs and NNRTIs collectively as RTIs. There are currently 29 different drugs available in the United States for the treatment of HIV.

In March 2003, the FDA granted accelerated approval for the commercial sale of FUZEON, and commercial sales of FUZEON began in March 2003. Roche received accelerated FDA approval of FUZEON based on 24-week clinical data from two Phase III pivotal trials for FUZEON. In October 2004, the FDA granted full approval based on results from Phase III clinical trials over 48 weeks.

Roche filed an application for European marketing approval in September 2002. Roche received marketing approval under exceptional circumstances from the EMEA for use of FUZEON in the European Union in May 2003. Roche submitted a full analysis of 48-week clinical data to the Committee for Human Medicinal Products (“CHMP”), in December 2003 seeking a label change for FUZEON. In April 2004, the CHMP recommended inclusion of the 48 week data in the label. This was followed by approval by the EMEA for this label change in June 2004. Outside the United States and the European Union, Roche has received approval and reimbursement for FUZEON in over fifty-three countries, and is in the process of negotiating reimbursement from additional countries in which they plan to market FUZEON.

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

At present, a number of drug candidates with novel mechanisms of action are in development for the treatment of HIV/AIDS. In recent reports, we have noticed that these new agents combined with FUZEON results in enhanced viral suppression in excess of what is observed with either agent alone. Our experience to date is that new, active HIV drugs and those in clinical development have been used in combination with FUZEON in order to achieve maximal viral suppression in treatment experienced patients. Results seen in six different trials (TORO I/II, RESIST I/II and POWER I/II) of treatment experienced HIV patients involving FUZEON and three different, and at the time of the studies, new HIV drugs (Lopinavir/ritonavir, Tipranavir/ritonavir and Darunavir/ritonavir, respectively) validate this premise. The data from these trials consistently demonstrates that undetectable viral load was achieved in the majority of patients when FUZEON was combined with these active antiretroviral drugs. The strength of this data led the Department of Health and Human Services (“DHHS”) to revise its guidelines on the management of HIV to state that viral re-suppression is the goal of therapy for treatment experienced patients. These guidelines specifically indicate that patients who receive more active drugs (e.g. an active ritonavir-boosted Protease Inhibitor and FUZEON) had a better and more prolonged virologic response. We cannot ensure similar results will be seen with all future HIV drugs in development. However, the approach of using FUZEON with new, active HIV drugs presents a new standard of virologic and immunologic response by which other drugs in development may be measured.

In October 2006, data was presented at the annual ICAAC indicating that nearly all treatment-experienced HIV patients who initiated therapy with FUZEON and the investigational integrase inhibitor MK-0518 in a clinical trial achieved undetectable levels of HIV (less than 400 copies per mL of blood). Such response rates of viral suppression greatly surpass the results of other clinical trials of HIV patients living with drug-resistant virus. At this point, we cannot determine if MK-0518 will be prescribed in conjunction with FUZEON thus potentially increasing FUZEON’s market share or if MK-5018 will take market share from FUZEON.

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

Distribution

On April 26, 2004, FUZEON became available through retail and specialty pharmacies across the U.S. This development enhanced and simplified access to FUZEON for patients and their healthcare providers. Physicians can write prescriptions for FUZEON from their own prescription pads and patients can get FUZEON from the pharmacy of their choice, including Bioscrip (formerly Chronimed, Inc.). Prior to April 26, 2004, FUZEON was only available in the U.S. through Bioscrip.

Alternative injection systems

A primary impediment to the broader adoption of FUZEON in clinical practice is related to the route of administration and the occurrence of ISRs. We have undertaken to ameliorate these issues by developing alternative administration options for FUZEON. One such effort involves the B2000 injection system, manufactured by Bioject Medical Technologies Inc. The B2000 system is a needle-free CO2-powered injector that disperses liquid medication through the skin. In May 2005, Roche, with the Company’s support, filed a sNDA with the FDA for inclusion of B2000 information about the needle-free injection device in the FUZEON labeling.

In November 2005, the FDA issued an approvable letter regarding the B2000 sNDA. In its reply, the FDA indicated that the filing was approvable pending receipt of the final study report from the ongoing FUZEON WAND (With a Needle-Free Device; ENF-404) study, a randomized, open-label, two-way, cross-over study assessing the tolerability of the B2000 device for administration of FUZEON.

At the September 2006 ICAAC meeting, the Company presented results from the WAND study, showing that it achieved the primary endpoint of a 50% reduction in the incidence of painful ISR’s with use of the B2000 needle-free device compared to standard needle-syringes (36% for the device vs. 71% for needle-syringe, p<0.01). Following use of both administration systems, 84% of patients preferred the B2000 needle-free device versus 16% favoring standard needle/syringe administration

On October 11, 2006, the Company and Roche provided an update on recent discussions with the FDA regarding the submission of an amended sNDA for inclusion of the B2000 device as an administration option for FUZEON. The

FDA acknowledged that, based on currently available evidence, administration with B2000 achieves similar blood levels of FUZEON compared to standard needle-syringe administration. However, the FDA indicated that a small number of certain adverse events related to administration of FUZEON with the B2000 device (hematomas and nerve pain) warrant review of additional information in order to better characterize the incidence of these events. Some of these events were associated with use of B2000 to deliver FUZEON either in close proximity to bone joints or into scar tissue. In the current product label, FUZEON is recommended for injection in the upper arm, upper leg and stomach. The FUZEON labeling also cautions against injecting into scar tissue.

Based on this information, the FDA has requested additional safety information on the nature and occurrence of ISRs, including data from the FUZEON BOSS (Biojector Open Label Safety Study; ENF 407) trial, as well as from other data sources. Initiated earlier in 2006, BOSS has completed enrollment of approximately 330 current or prior FUZEON patients at 43 trial sites in the U.S. and Puerto Rico in an eight-week study to assess the safety and patient acceptance of B2000 compared to standard needle-syringe administration for FUZEON. The Company expects to report data from this trial in 2007. Collectively, WAND and BOSS will provide data from two distinct patient cohorts–FUZEON naïve patients as well as those currently receiving FUZEON as part of their anti-HIV regimens. This will provide us a more complete assessment of the potential benefits of needle-free administration of FUZEON.

In advance of receiving additional B2000 safety data, the FDA has requested changes to the current FUZEON labeling (both Package Insert and Patient Injection Instructions) to add precautions regarding hematoma and nerve pain associated with B2000 administration, as well as precautions regarding the use of the B2000 device in patients with bleeding disorders. Submission of the additional B2000 safety data by Roche as part of an amended sNDA is likely to occur in 2007, when data from the BOSS trial and other information requested by the FDA become available. Following the Trimeris workforce reduction in November 2006, Roche has taken the primary role with respect to interacting with the FDA on the B2000 submission.

T-1249

T-1249 is a second-generation HIV fusion inhibitor that has been investigated successfully in four separate clinical trials. Phase I/II trials of T-1249 demonstrated satisfactory efficacy and safety, including in patients who had previously failed on and had developed resistance to FUZEON. In January 2004, Roche and Trimeris announced that further clinical development of T-1249 was being put on hold due to technical challenges in achieving a formulation capable of delivering a once daily injection. The compound’s safety, efficacy and tolerability were not factors affecting the decision. The clinical trial, T1249-105, was ongoing when the decision was made to put the development of T-1249 on hold. In January 2005, we and Roche put further clinical development of T-1249 on hold indefinitely. Currently, there are no patients being treated with T-1249.

Next Generation Fusion Inhibitors

In March 2007, the Company entered into an agreement whereby Trimeris now has the sole right to continue development of TRI-1144. The Company is currently reviewing its strategic options regarding this program. Prior to the execution of this agreement, Roche and Trimeris shared costs related to the research and development equally. Beginning in March 2007, any future costs related to research and development that may be incurred will be borne solely by Trimeris. The impact of regaining full control over the TRI-1144 development program on our future financial position, operating results and cash flows will depend on several factors including the Company’s determination for the strategic direction of the NGFI program and is unknown at this time.

For 2006, the total reimbursement of research expense from Roche amounted to $3.0 million. In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Development and License Agreement signed in 1999. In February 2006, Trimeris received this payment. This payment was being recognized as milestone revenue over the term of the Research Agreement.

During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we will recognize the remainder of this milestone over the extended period (the period of our continuing involvement). For 2004, the total reimbursement of research expense from Roche amounted to $2.7 million.

Other Research Programs

In June 2004, we announced the renewal of an agreement with Array to discover small molecule entry inhibitors directed against HIV. The terms of the agreement are substantially similar to those of the initial agreement, signed in August 2001. Over the course of the agreement, Array has received research funding and the right to receive milestone payments and royalties based on the success of this program. In connection with the agreement, as amended, Trimeris has screened a library of small molecule compounds created by Array against HIV entry inhibitor targets. We have completed screening of these compounds for activity in our assays and have completed the process of evaluating these compounds as possible clinical candidates. The research term of the agreement expired according to the terms of the agreement on December 31, 2005. There are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

In 2002, we entered into an agreement with Neokimia to discover and develop small molecule HIV fusion inhibitors. We have initially screened a library of small molecule compounds provided by Neokimia, and Neokimia will use its proprietary drug discovery platform to optimize any lead compounds with the goal of identifying one or more preclinical drug candidates. Neokimia has provided the initial library of compounds on a nonexclusive basis but will work exclusively with us on the HIV gp41 fusion protein target during the term of the collaboration. In 2003, we exercised our option to select an additional target related to HIV fusion to add to the collaboration. The research performed under the collaboration has been performed pursuant to a research plan that has been mutually agreed upon by the parties. The term of this research plan has concluded. In December 2003, Neokimia merged with Tranzyme and Tranzyme acquired Neokimia’s rights and obligations under the 2002 agreement. There are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

In June 2005, we entered into a drug discovery and development agreement with ChemBridge Research Laboratories, Inc. (“CRL”). Under the terms of the agreement, Trimeris and CRL will work together to discover and develop small molecule inhibitors of HIV. Specifically, pursuant to the agreement, we are working with CRL to identify small molecule inhibitor compounds against two HIV entry targets. Trimeris and CRL will collaborate to identify orally active lead compounds and then optimize preclinical candidates. Trimeris will be responsible for preclinical and clinical development, manufacturing, regulatory and commercial activities on a worldwide basis for all compounds and products resulting from the collaboration. Trimeris will provide funding to CRL to support medicinal chemistry efforts, and CRL will work exclusively with us on these programs. CRL will be eligible to receive milestone payments based on the achievement of specific development and commercial events, and may also be eligible to receive royalties on net product sales. As of December 31, 2006, there are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

The following table summarizes our research and development expenses since inception (in thousands):

Project	2006	2005	2004	1993-2003	Cumulative
Fuzeon	$4,177	$6,929	$12,916	$203,146	$227,168
T-1249	176	518	2,039	28,429	31,162
Next Generation Fusion Inhibitors	4,899	5,252	3,933	7,095	21,179
Early stage research	3,011	2,267	—	—	5,278
Other (comprised mostly of management personnel and overhead allocation costs)	4,177	3,308	2,425	5,069	14,979

All projects	16,440	18,274	21,313	243,739	299,766
SFAS 123R expense	1,893	—	—	—	1,893

Total research and development	$18,333	$18,274	$21,313	$243,739	$301,659

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the years ended December 31, 2006, 2005 and 2004.

	Years ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided (used) in operating activities	$12,177	$(10,032)	$(42,628)
Net cash (used) provided by investing activities	(6,152)	4,871	25,033
Net cash provided by financing activities	468	619	411

Net increase (decrease) in cash and cash equivalents	6,493	(4,542)	(17,184)
Cash and cash equivalents, beginning of period	23,559	28,101	45,285

Cash and cash equivalents, end of period	$30,052	$23,559	$28,101

Operating Activities:    Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments received from Roche under our Development and License Agreement with Roche.

In 2006, the cash provided by operating activities primarily resulted from worldwide sales of FUZEON offset, in part, by cash used to fund research and development relating to FUZEON, and other product candidates, primarily TRI-1144, and marketing costs for the commercialization of FUZEON. In 2007, cash used in operating activities will depend on several factors including the sales, cost of sales and marketing expenses related to the sale of FUZEON (profitability of the collaboration with Roche) and the amount of money we deploy into developing our research pipeline and post marketing commitments for FUZEON (development expenses) and costs related to the development of TRI-1144, offset by any cash payments we receive from Roche related to the research of our next generation fusion inhibitors.

In 2005, the cash used by operating activities was used primarily to fund research and development relating to FUZEON, T-1249 and other product candidates, primarily TRI-1144, and marketing costs for the commercialization of FUZEON. The amount used decreased for the year ended December 31, 2005, compared to 2004, primarily due to increased collaboration income and royalty revenues and decreased operating expenses.

Investing Activities:    In 2006, cash used by investing activities was primarily due to net purchases of investment securities—available-for-sale of $5.3 million, purchases of property, furniture and equipment of $485,000 and patent costs of $421,000, offset in part by proceeds received from the sale of equipment of $14,000. In 2007, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on the purchase of property, furniture and equipment and patent costs in 2007 to approximate the spending in 2006.

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

Financing Activities:    In 2006 and 2005, the cash provided by financing activities was due to the exercise of employee stock options and purchases of our stock under the employee stock purchase plan. In 2004, the cash provided was primarily due to the exercise of employee stock options and purchases of our stock under the employee stock purchase plan offset, in part, by payments under capital lease obligations.

Total Cash, Cash Equivalents and Investment securities—available-for-sale.    As of December 31, 2006, we had $48.6 million in cash and cash equivalents and investment securities—available-for-sale, compared to $36.9 million as of December 31, 2005. The increase is primarily a result of cash provided by operating activities during the year ended December 31, 2006.

Future Capital Requirements.    Although we expect to share the future development costs for FUZEON with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates including TRI-1144, and compound discovery and development efforts, including:

•	expenditures for marketing activities related to FUZEON;

•	research and development and preclinical testing of other product candidates, including TRI-1144;

•	the development of our proprietary technology platform; and

•	possible acquisitions and in licensing of research programs, clinical stage products and marketed products.

Under the current operating environment, excluding any extraordinary items, based on expected sales levels of FUZEON, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 24 months. However, any reduction in FUZEON sales below currently expected levels or increase in expenditures beyond currently expected levels would increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share collaboration expenses, our capital requirements would increase substantially beyond our current expectations.

In March 2007, the Company entered into an agreement whereby Trimeris now has the sole right to continue development of TRI-1144. The Company is currently reviewing it strategic options regarding this program. Prior to the execution of this agreement, Roche and Trimeris shared costs related to the research and development equally. Beginning in March 2007, any future costs related to research and development that may be incurred will be borne solely by Trimeris. The impact of regaining full control over the TRI-1144 development program on our future financial position, operating results and cash flows will depend on several factors including the Company’s determination for the strategic direction of the NGFI program and is unknown at this time.

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

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock or other equity like instruments, such as convertible preferred stock or convertible debt, until such time, as we are able to generate sufficient funds from operations to support our future growth plans.

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

Contractual Obligations.    The following table summarizes our material contractual commitments at December 31, 2006.

Contractual Obligations****	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Operating leases*	$1,508	$1,538	$1,569	$1,600	$1,633	$5,240	$13,088
Other contractual obligations**	2,000	2,000	1,000	—	—	—	5,000
Other long-term liabilities reflected on the
Balance Sheet***	—	—	—	—	7,468	14,936	22,404

	$3,508	$3,538	$2,569	$1,600	$9,101	$20,176	$40,492

*	Includes payments due under a sublease signed during June 2004, that commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where FUZEON drug substance is produced. We reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Our share of this capital investment is approximately $14.0 million. At December 31, 2006, we have capitalized costs of $9.0 million, and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our Balance Sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	Our actual cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2006, 2005 and 2004, we increased this liability by $781,000, $746,000 and $154,000, respectively, for accretion of interest. The total liability of $17.3 million at December 31, 2006, is reflected on our balance sheet under the caption “Accrued marketing costs.”
****	The Company may have other contractual obligations to the following entities upon achievement of certain developmental, clinical and commercial milestones. At present there is no certainty of achievement of these milestones.

Array Biopharma, Inc.

The agreement contemplates that the Company could owe Array up to $9.7 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2006, 2005 and 2004, we incurred costs, under this agreement, of $0, $5,000 and $15,000, respectively.

Neokimia, Inc.

The agreement contemplates that the Company could owe Neokimia up to $20 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2006, and 2005 and 2004, we incurred no costs under this agreement.

New York Blood Center

The Company does not have milestone obligations under this license agreement, however, does make payments based on a contracted term.

ChemBridge Research Laboratories

The agreement contemplates that the Company could owe CRL up to $5.25 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones with an additional $1.25 million in milestone payments due for each additional compound commercialized. During the years ended December 31, 2006, 2005 and 2004, we incurred costs of $383,000, $496,000 and $0, respectively under this agreement.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2006, 2005 and 2004

Revenues

The table below presents our revenue sources for the years ended December 31, 2006, 2005 and 2004.

	Years ended December 31,			2006 to 2005 Increase (Decrease)	2005 to 2004 Increase (Decrease)
	2006	2005	2004
Milestone revenue	$3,430	$1,722	$2,152	$1,708	$(430)
Royalty revenue	11,812	8,784	4,556	3,028	4,228
Collaboration income (loss)	21,738	8,553	(16,125)	13,185	24,678

Total revenue and collaboration income (loss)	$36,980	$19,059	(9,417)	$17,921	$28,476

Milestone revenue:    Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of December 31, 2006. We are recognizing these milestones on a straight-line basis.

	Milestone Total	Date Achieved	Total Revenue Recognized Through December 31, 2006	Revenue for the year ended December 31, 2006	End of Recognition Period
	$4,600	* July 1999	$3,709	$148	December 2012
	2,000	October 2000	1,499	84	December 2012
	8,000	March 2003	3,808	700	December 2012
	5,000	May 2003	2,250	456	December 2012
	2,500	June 2003	890	251	June 2013
	750	June 2004	217	83	June 2013
	2,500	January 2006	1,708	1,708	December 2008

Total	$25,350		$14,081	$3,430

*	Roche made a nonrefundable initial cash payment to the Company of $10.0 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. We have deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million in warrants, over the research and development period.

In 2006, we recognized approximately $1.7 million more in milestone revenue when compared to 2005. In January 2006, Roche agreed to pay the Company $2.5 million for the results of research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Development and License Agreement. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we will recognize the remainder of this milestone over the extended period (the period of our continuing involvement). As a result of this amendment to the Research Agreement, the Company recognized $792,000 less in milestone revenue during 2006.

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

Royalty revenue:    Royalty revenue represents the royalty payment earned from Roche based on total net sales of FUZEON outside the United States and Canada. Sales of FUZEON outside the United States and Canada began in June 2003. In accordance with our agreement with Roche, our royalty rate has increased from 10% to 12%. This increase was in effect for the entire third quarter of 2006 and will remain at this level for the remainder of the collaboration. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company received a 12% royalty. Prior to the third quarter of 2006, to calculate the royalty revenue an 8% distribution charge is deducted from Roche’s reported net sales, from which Trimeris received a 10% royalty. Royalty revenue has been primarily increasing period over period as a result of sales in new countries being initiated. In 2007, we expect modest increases in sales outside the U.S. and Canada.

The table below presents net sales outside the United States and Canada for the years ended December 31, 2006, 2005 and 2004. FUZEON was launched in June 2003 in the EU.

	Years ended December 31,			2006 to 2005 Increase (Decrease)	2005 to 2004 Increase (Decrease)
	2006	2005	2004
Total net sales outside the United States and Canada (as recorded by Roche)	$114,790	$95,477	$49,523	$19,313	$45,954

Collaboration Income (Loss):    The table below presents our collaboration income (loss) for the United States and Canada for the years ended December 31, 2006, 2005 and 2004. Collaboration income (loss) is reported on our statement of operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. FUZEON was launched in March 2003.

	(in thousands) Years Ended December 31,			2006 to 2005 Increase (Decrease)	2005 to 2004 Increase (Decrease)
	2006	2005	2004
	(in thousands)
Gross Fuzeon sales by Roche	$152,166	$132,609	$99,908	19,557	$32,701
Sales adjustments	(18,005)	(19,875)	(14,215)	1,870	(5,660)
Sales adjustments as a % of Gross Sales	12%	15%	14%

Net sales	134,161	112,734	85,693	21,427	27,041
Cost of goods sold	(44,295)	(45,854)	(51,766)	1,559	5,912
Cost of goods sold as a % of Net Sales	33%	41%	60%

Gross profit	89,866	66,880	33,927	22,986	32,953
Gross profit as a % of Net Sales	67%	59%	40%
Selling and marketing expenses	(45,809)	(44,755)	(22,311)	(1,054)	(22,444)
Other costs	(3,434)	(7,854)	(11,504)	4,420	3,650

Total shared profit and loss	40,623	14,271	112	26,352	14,159
Trimeris share*	22,511	9,270	56	13,241	9,214
Costs exclusive to Trimeris, Inc.	(773)	(717)	(16,181)	(56)	15,464

Collaboration income (loss)	$21,738	$8,553	$(16,125)	13,185	$24,678

*	For the years ended December 31, 2006 and 2005, Trimeris and Roche did not share “Total shared profits & loss” equally. Trimeris has recorded its share of selling and marketing expenses for this period in accordance with terms and conditions of agreements that we reached with Roche. Pursuant to these agreements, Roche and Trimeris did not share selling and marketing expenses for FUZEON equally in 2006 and 2005, but all other expenses were essentially shared equally. For the years ended December 31, 2004, Trimeris and Roche shared “Total shared profits & loss” equally. Under a separate agreement with Roche for 2004, our selling and marketing expenses were limited to approximately $11.2 million which we reached in the second quarter of 2004. We have recorded the net present value of the Company’s estimated share of certain marketing expenses in excess of this limit in the line “Costs exclusive to Trimeris, Inc.”

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

The table below presents the number of kits sold and shipped to wholesalers in the U.S. and Canada during 2006, 2005, and 2004.

Kits Shipped	2006	2005	2004
Q1	17,100	15,000	11,000
Q2	19,800	16,900	16,200
Q3	19,900	18,500	14,600
Q4	22,900	21,600	17,200

Total	79,700	72,000	59,000

Sales of FUZEON have been increasing period over period, we believe, as a result of the following factors:

•	2003 was the launch year and commercial sales began mid-year;

•	growth in the acceptance and adoption of FUZEON as part of a new standard of care for treatment experienced patients;

•	continued expansion and synergy with FUZEON for newly approved drugs and drugs in clinical trials;

•	expansion in nursing and peer support programs for patients;

•	investment in marketing and promotion of FUZEON, and

•	clinical assessment and development of administration alternatives including the Becton-Dickenson Ultrafine II small gauge needle and the Biojector B2000 needle-free delivery system.

We expect that these factors will continue to have a positive effect on FUZEON sales in 2007.

Sales adjustments:    Sales adjustments are recorded by Roche based on their experience with selling FUZEON. Roche adjusted some of its reserves at the end of 2006 resulting in an overall lower sales adjustment compared to 2005. There were no material revisions to Roche’s recorded estimates of sales adjustments for the years ended December 31, 2005 and 2004. We expect sales adjustments to range between 15% to 16.5% of gross sales in 2007.

Cost of goods sold:    Cost of goods sold as a percentage of net sales decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005 as Roche is now selling FUZEON inventory manufactured at lower costs due to manufacturing efficiencies and the lower gross to net adjustment in 2006 compared to 2005. We expect that cost of goods sold as a percentage of sales for 2007 will approximate the levels seen in the year ended December 31, 2006.

Cost of goods sold as a percentage of net sales decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 as the cost of goods sold for the year ended December 31, 2004 includes approximately $6.8 million relating to unabsorbed costs that were the result of unexpectedly low initial manufacturing volumes when FUZEON was launched and various costs associated with the development of the FUZEON manufacturing process.

These costs were disclosed to us during the second quarter of 2004 by Roche. Previously, we inquired about manufacturing variances and were provided amounts by Roche which we previously recorded. After a series of discussions and negotiations with Roche and notwithstanding our contractual agreement, we formalized an amendment to our Development and License Agreement with respect to the variance calculation. Also during 2004, the inventory sold was manufactured during a period of higher costs and as such increased our cost of goods sold as a percentage of net sales.

Selling and marketing expenses:    Selling and marketing expenses for the year ended December 31, 2006, were comparable to the year ended December 31, 2005. We believe that our selling and marketing expense in 2007 will be lower than the level for 2006 mainly as a result of efficiencies identified with Roche. Under the Development and License Agreement Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of Trimeris.

Selling and marketing expenses increased for the year ended December 31, 2005 compared to the year ended December 31, 2004, due to the fact that our actual cash contribution to certain selling and marketing expenses for FUZEON, was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date (see discussion below related to the recording of the expense related to this agreement “Costs exclusive to Trimeris”).

Other costs:    Other costs decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result of lower inventory write-offs. Other costs primarily comprise net inventory write offs and charges for the Boulder manufacturing facility. Also included in other costs are general and administrative and distribution charges. Trimeris is responsible for 50% of these costs under the Development and License Agreement. We believe that other costs for 2007 will approximate the levels seen in 2006.

Other costs decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 as a result of lower inventory write-offs.

Costs exclusive to Trimeris:    Costs exclusive to Trimeris for the years ended December 31, 2006 and 2005 comprise license fees for certain technology paid to a third party. Depending on the level of FUZEON sales in certain markets, we believe that other costs for 2007 will approximate the levels seen in 2006.

Costs exclusive to Trimeris decreased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as 2004 included the net present value of the Company’s estimated share of certain marketing expenses in excess of approximately $11.2 million, based on expected timing and terms of payment under our agreement with Roche. Also included in the costs exclusive to Trimeris for the year ended December 31, 2004 is approximately $575,000, related to license fees for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expense for the years ended December 31, 2006, 2005, and 2004.

	Years ended December 31,			2006 to 2005 Increase (Decrease)	2005 to 2004 Increase (Decrease)
	2006	2005	2004
Non-cash compensation	$2,254	$418	$159	$1,836	$259
Other research and development expense	16,079	17,856	21,154	(1,777)	(3,298)

Total research and development expense	$18,333	$18,274	$21,313	$59	$(3,039)

Total research and development expense includes:

•	development expenses for FUZEON and T-1249, which we share equally with Roche; and

•

research expenses for the preclinical development of the NGFIs, which we shared equally with Roche in 2006 but did not share equally with Roche in 2005. The Company also conducts non-partnered research outside of the agreements with Roche.

Non-cash compensation:    Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Share-Based Payment” which requires that the cost resulting from all share-based payment transactions with employees be recognized as a charge in the statements of operations. For the year ended December 31, 2006, the Company recognized an additional $1.9 million in employee stock compensation expenses when compared to the year ended December 31, 2005. Also included in non-cash compensation expense for the years ended December 31, 2006 and 2005 is the expense for restricted stock issued to employees in June 2004 and expense for stock options granted to non-employees. The restricted stock grants vest 100% after the third year of service and are being amortized on a straight-line basis over the three-year period. We believe that non-cash compensation will decrease for 2007 as compared to 2006 as a result of employee stock options with higher fair values becoming fully vested and the full vesting of the restricted stock granted in 2004.

Non-cash compensation expense for the year ended December 31, 2004, is primarily comprised of expense for restricted stock issued to employees in June 2004. Non-cash compensation expense in 2004 also includes expense for stock options granted to non-employees.

Other research and development expense:    Other research and development expense decreased for the year ended December 31, 2006, compared to the year ended December 31, 2005, as a result of:

•	decreased costs associated with ongoing clinical trials for FUZEON and T-1249;

•	decreased facilities costs as a result of combining our facilities into one location; and

•	offset, in part, by the reduction in force that we implemented in November of 2006 for which we recorded an expense of $1.5 million in 2006.

Other research and development expense decreased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as a result of:

•	decreased costs associated with ongoing clinical trials for FUZEON; and

•	decreased costs associated with our clinical trials for T-1249, whose further clinical development was put on hold in January 2004; and

•	offset, in part, by increases in salary costs and costs associated with the research of new drugs.

Total research personnel were 46, 57 and 64 at December 31, 2006, 2005 and 2004, respectively. We expect research and development expenses, net of the reimbursements for FUZEON and next generation development costs from Roche, to be lower in 2007, as compared to 2006, partially as a result of the reduction in force that we implemented in November of 2006, and reduced costs related to post marketing commitments with the FDA, offset, in part, by increased costs related to the development of the next generation peptides.

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Development and License Agreement signed in 1999. In February 2006, Trimeris received this payment. This payment was being recognized as milestone revenue over the term of the Research Agreement. During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we will recognize the remainder of this milestone over the extended period (the period of our continuing involvement).

On September 7, 2006, we announced that our Research Agreement with Roche to co-develop a novel, NGFI with the goal of durable HIV suppression and once weekly dosing was extended through December 31, 2008. The development work covered under the Research Agreement has focused on two distinct peptide classes, exemplified by TRI-999 and TRI-1144 as NGFI candidates. Based on completed preclinical studies, TRI-1144 met the criteria established by Trimeris and Roche for further development and is being advanced as the lead preclinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be further developed. Throughout 2006 and prior to March 2007, all research and development activities were performed under our Research Agreement with Roche. In March 2007, the Company entered into an agreement whereby Trimeris now has the sole right to continue development of TRI-1144. The Company is currently reviewing it strategic options regarding this program. Prior to the execution of this agreement, Roche and Trimeris shared costs related to the research and development equally. Beginning in March 2007, any future costs related to research and development that may be incurred will be borne solely by Trimeris. The impact of regaining full control over the TRI-1144 development program on our future financial position, operating results and cash flows will depend on several factors including the Company’s determination for the strategic direction of the NGFI program and is unknown at this time.

General and Administrative Expenses

The table below presents our general and administrative expense for the years ended December 31, 2006, 2005 and 2004.

	Years ended December 31,			2006 to 2005 Increase (Decrease)	2005 to 2004 Increase (Decrease)

	2006	2005	2004
Non-cash compensation	$2,809	$450	$311	$2,359	$139
Other general and administrative expense	9,644	8,986	9,840	658	(854)

Total general and administrative expense	$12,453	$9,436	$10,151	$3,017	$(715)

Non-cash compensation:    Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Share-Based Payment” which requires that the cost resulting from all share-based payment transactions with employees be recognized as a charge in the statements of operations. For the year ended December 31, 2006, the Company recognized an additional $2.5 million in employee stock compensation expenses when compared to the year ended December 31, 2005. Also included in non-cash compensation expense for the years ended December 31, 2006 and 2005, is the expense for restricted stock issued to employees in June 2004. The restricted stock grants vest 100% after the third year of service and are being amortized on a straight-line basis over the three-year period. We believe that non-cash compensation will decrease for 2007 as compared to 2006 as a result of employee stock options with higher fair values becoming fully vested and the full vesting of the restricted stock granted in 2004.

Non-cash compensation expense for the year ended December 31, 2004, is primarily comprised of expense for restricted stock issued to employees in June 2004. This restricted stock grant vests 100% after the third year of service and is being amortized on a straight-line basis over the three-year period.

Other general and administrative expense:    Other general and administrative expense increased for the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result of:

•	the reduction in force that we implemented in December of 2006 for which we recorded an expense of $1.7 million in 2006;

•	offset, in part, by decreased premiums for directors and officers’ insurance, and;

•	decreased facilities costs as a result of combining our facilities into one location.

Other general and administrative expense decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004 as a result of:

•	decreased salary costs as the expenses associated with individuals whose roles changed are now reflected in research and development expenses;

•	decreased premiums for directors and officers’ insurance, and;

•	decreased recruitment costs.

Total general and administrative employees were 26, 34 and 33 at December 31, 2006, 2005 and 2004, respectively. We expect other general and administrative expenses to decrease in 2007, when compared to 2006, as a result of the reduction in force that we implemented in December of 2006.

Other Income (Expense)

The table below presents our other income (expense) for the years ended December 31, 2006, 2005, and 2004.

	Years ended December 31,			2006 to 2005 Increase (Decrease)	2005 to 2004 Increase (Decrease)

	2006	2005	2004
Interest income	$1,987	$1,300	$953	$687	$347
Gain (loss) on disposal of equipment	7	(9)	—	16	(9)
Interest expense	(781)	(746)	(160)	(35)	(586)

Total other income	$1,213	$545	$793	$668	$(248)

Other income (expense) consists of interest income, interest expense, accretion of interest and gain (loss) on disposal of equipment. Interest income increased for the year ended December 31, 2006, compared to the year ended December 31, 2005, as our average cash balance during 2006 was higher than 2005. Interest income increased for the year ended December 31, 2005, compared to the year ended December 31, 2004, as 2005 was a period of increasing interest rates. Depending on interest rates, we expect that interest income will increase in 2007 compared to 2006 as we expect our cash balance to increase during 2007.

Interest expense across all periods is primarily a result of accreting the marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the year ended December 31, 2004, we reached our $11.2 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2006, 2005 and 2004 we increased this liability by $781,000, $746,000 and $154,000, respectively, for accretion of interest. The total liability of $17.3 million at December 31, 2006 is reflected on our balance sheet under the caption “Accrued marketing costs.”

Income Tax Provision

During the year ended December 31, 2006, the Company recorded an income tax provision of $275,000, of which $115,000 was payable on December 31, 2006 and included in accrued expenses on the balance sheet. The expense was due primarily to the current tax expense caused by the Alternative Minimum Tax (“AMT”). A full valuation allowance was recognized related to the benefit of the AMT credit.

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

Critical Accounting Policies

We believe the following accounting policies are the most critical to our financial statements. We believe they are important to the presentation of our financial condition and results from operations, and require the highest degree of management judgment to make the estimates necessary to ensure their fair presentation. Actual results could differ from those estimates.

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

Milestone Revenue and Deferred Revenue—Roche

SAB No. 104 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. The primary estimates we make in connection with the application of this policy are the length of the period of the research and development under our Development and License Agreement with Roche and the estimated commercial life of FUZEON. In the event our judgment of the length of these terms changes, the milestone revenue to be recognized under our collaboration with Roche would change. If either term were expected to be longer, the amount of revenue recognized would be less per quarter than currently being recognized. If either term were expected to be shorter, the amount of revenue recognized would be more per quarter than currently being recognized.

Through December 31, 2006, the Company has received a $10.0 million license fee, research milestone payments of $15.0 million and $3.3 million in manufacturing milestones related to Roche achieving certain production levels. The license fee and research milestones were recorded as deferred revenue and are being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably through June 2013, which is the current expected commercial life of FUZEON. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we will recognize the remainder of this payment over the extended period (the period of our continuing involvement).

On March 13, 2007, the Company entered into an agreement with Roche that amends the terms of the Research Agreement whereby all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, will revert to Trimeris. The impact of regaining full control over the TRI-1144 development program on the amount of revenue to be recognized in future periods is currently being assessed.

Collaboration Income (Loss)

Product sales of FUZEON began in the United States on March 27, 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares profits equally from the sale of FUZEON in the United States and Canada with Roche, which is reported as collaboration income (loss) in the statements of operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross profit is reduced by selling and marketing expenses and other costs related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Roche previously had an exclusive distribution arrangement with Bioscrip to distribute FUZEON in the United States. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, FUZEON became available through retail and specialty pharmacies across the U.S. Prior to April 26, 2004, revenue from product sales was recognized when title and risk of loss passed to Bioscrip, which is when Bioscrip allocates drug for shipment to a patient. We do not believe there were any shipments that were as a result of incentives and/or in excess of the wholesaler’s ordinary course of business inventory level. Beginning on April 26, 2004, revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on their historical experience with FUZEON and other anti-HIV drugs and their estimates of the payor mix for FUZEON, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

We recognize 50% of the total collaboration gross profit/loss which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for FUZEON. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future FUZEON sales and return expectations where necessary. Expected returns for FUZEON are generally low as FUZEON has a high WAC compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because FUZEON requires twice daily injections. Consequently wholesalers tend to stock only the necessary volumes of FUZEON inventory. We believe that wholesalers hold 1.5 to 2 weeks of FUZEON inventory on average. The current shelf life of FUZEON is 36 months. Roche reviews the estimates discussed above on a quarterly basis and revises estimates as appropriate for changes in facts or circumstances. These estimates reduce our share of collaboration income or loss under our Development and License Agreement.

Calculation of Compensation Costs for Stock Options Granted to Employees

In December 2004, SFAS No. 123 (revised), “Share-Based Payment,” was issued. SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The primary estimate we make in connection with the calculation of this expense is the forfeiture rate of those options granted. The future volatility of our stock price and the term of those options granted are estimates used in calculating the value of the stock options in the Black-Scholes option-pricing model. We first segment the optionee population into like pools. For each pool we then estimate the future volatility by weighting the historical volatilities and the implied future volatility for call options in our stock quoted on the Chicago Board Options Exchange. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options. For each pool we also estimate the forfeiture rate based on historical forfeiture rates. A higher forfeiture rate would result in less compensation costs, and a lower forfeiture rate would result in higher compensation costs. Additional, for each pool we estimate the term of the options. A longer term would result in greater compensation costs, and a shorter term would result in lower compensation costs for these stock options.

Calculation of Compensation Costs for Stock Options Granted to Non-Employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require that such compensation costs be measured at the end of each reporting period to account for changes in the fair value of the Company’s common stock until the options are vested. These costs are non-cash charges resulting from stock option grants to non-employees. The primary estimate we make in connection with the calculation of this expense is the future volatility of our stock price used to calculate the value of the stock options in the Black-Scholes option-pricing model. At December 31, 2006, we estimated the future volatility at 50% based on a blend of historical volatility along with implied volatility for traded options on the Company’s stock. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options.

In addition, the closing market price per share of our stock at the end of each reporting period has a significant effect on the value of the stock options calculated using the Black-Scholes option-pricing model. A higher market price per share of our stock would result in greater compensation costs, and a lower market price per share of our stock would result in lower compensation costs for these stock options, all other factors being equal. At December 31, 2006, there were options to purchase approximately 27,000 shares of common stock granted to non-employees outstanding that were not fully vested that could result in additional changes in compensation costs under EITF 96-18.

Capitalization of Patent Costs

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, either 17 years from the date the patent is granted or 20 years from the initial filing of the patent, depending on the patent. These costs are primarily legal fees and filing fees related to the prosecution of patent filings. We perform a continuous evaluation of the carrying value and remaining amortization periods of these costs. The primary estimate we make is the expected cash flows to be derived from the patents. In the event future expected benefit to be derived from any patents are less than their carrying value, the related costs would be expensed at that time.

Accrued Marketing Costs

In 2004, we reached an agreement with Roche whereby our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached our $11.2 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2006, 2005 and 2004 we increased this liability by $781,000, $746,000 and $154,000, respectively, for accretion of interest. The total liability of $17.3 million at December 31, 2006 is reflected on our balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where FUZEON drug substance is produced. Our anticipated share of this capital investment is approximately $14.0 million. At December 31, 2006, we have paid $8.5 million and accrued $500,000 and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheet under the caption “Advanced payment—Roche.” This asset will be amortized to cost of goods sold based on the units of FUZEON sold during the collaboration period. We estimate that as of December 31, 2006, this asset has a remaining useful life of approximately 10 years. In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. In addition, other peptide drug candidates discovered under our collaboration with Roche can be manufactured using this same Roche facility. The carrying value of this asset will be evaluated annually for impairment or if a triggering event occurs.

Pursuant to the Manufacturing Amendment, the use of Roche owned facilities in Boulder for the manufacture of FUZEON will result in a credit to the collaboration if used to produce other products. During the period from July 2004 through December 2006, another product was produced using these facilities that resulted in a credit to the collaboration. Our share of this credit is approximately $1.5 million and has been recorded on our balance sheet as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to FUZEON if the facility had remained under- utilized and will be recognized when the related FUZEON produced during this period is sold.

Accounting and Other Matters

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN No. 48 on our financial statements.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(revised) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans on the balance sheet, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying financial statements. SFAS 158 did not have an effect on the Company’s financial condition at December 31, 2005 or 2004. SFAS 158’s provisions regarding the change in measurement date of postretirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its post-retirement health insurance continuation plan. See Note 8 “Employee Benefit Plans” for further discussion of the effect of adopting SFAS 158 on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for annual financial statements of the first fiscal year ending after November 15, 2006. SAB 108 did not have an effect on the Company’s financial statements for the year ended December 31, 2006.

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

Corporate Code of Ethics

We have a code of ethics for our employees and officers. This document is available on our website at the following address: http://trimeris.com/140governance.aspx code of ethics.pdf

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 2006. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash and cash equivalents—fixed rate	$29,465	3.81%
Investment securities	18,587	5.11%
Overnight cash investments—fixed rate	587	4.10%

Total investment securities	$48,639	4.31%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s independent registered public accounting firm, KPMG LLP.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation of the disclosure controls and procedures as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K. KPMG LLP has also audited the financial statements of the Company, as stated in their report which appears on page F- 1, of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting.     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION.

The following information would otherwise have been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement":

On March 13, 2007, Trimeris, Inc. (the “Company”) and F. Hoffmann-La Roche Ltd. (“Roche”) entered into an agreement (the “March 2007 Agreement”) amending the terms of their research agreement dated January 1, 2000 (the “Research Agreement”). Pursuant to the March 2007 Agreement, all rights to joint patents and other intellectual property related to next-generation HIV fusion inhibitor peptides covered by the Research Agreement will be returned to Trimeris. In exchange, Trimeris has agreed to pay Roche a low single digit royalty on future net sales of the Company’s lead next-generation fusion inhibitor peptide, TRI-1144, up to a specified limit. In addition, Roche has agreed to return to Trimeris the rights to all intellectual property that Trimeris originally licensed to Roche under the Development and License Agreement, with the exception that Roche has retained an exclusive license to manufacture and sell FUZEON worldwide. Pursuant to the March 2007 Agreement, Trimeris will now have the sole right to continue development of TRI-1144 and any future costs related to TRI-1144 research and development that may be incurred will be borne solely by Trimeris.

The March 2007 Agreement is filed hereto as Exhibit 10.37 and is incorporated herein by reference.

The following information would otherwise have been filed on Form 8-K under the heading “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers":

On March 15, 2007, the Company announced that effective March 16, 2007, Dr. Dani P. Bolognesi, our Chief Executive Officer and Chief Scientific Officer of Trimeris will retire from his executive duties at the company. Dr. Bolognesi will remain a member of the Board of Directors until the next annual meeting of Trimeris stockholders, after which he will be a scientific consultant to Trimeris through October, 2008. In addition, Mr. Robert Bonczek, our Chief Financial Officer and General Counsel, will retire effective April 30, 2007.

On March 15, 2007, the Company also announced that Mr. E. Lawrence Hill, Jr. has been appointed Acting President and Chief Operating Officer by the Board of Directors effective March 15, 2007. Mr. Hill was formerly C.E.O. of Deltagen, Inc. from 2003-2005. He is currently President of Hickey & Hill, Inc, a management services firm. Additional information regarding Mr. Hill and the terms of his compensation will be filed by the Company on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the SEC within 120 days after the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the SEC within 120 days after the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the SEC within 120 days after the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the SEC within 120 days after the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 as to principal accounting fees and services is incorporated by reference from the Company’s Proxy Statement to be filed by the Company with the SEC within 120 days after the end of the fiscal year.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Trimeris, Inc. (the Company), maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Trimeris, Inc., maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Trimeris, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007, expressed an unqualified opinion on those financial statements.

/s/    KPMG LLP

Raleigh, North Carolina

March 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc:

We have audited the accompanying balance sheets of Trimeris, Inc. (the Company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, as of January 1, 2006. As discussed in Note 8 to the financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Raleigh, North Carolina

March 16, 2007

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$30,052	$23,559
Investment securities-available-for-sale	17,983	13,330
Accounts receivable—Roche	13,341	10,500
Other receivables	36	54
Prepaid expenses	1,068	1,369

Total current assets	62,480	48,812

Property, furniture and equipment, net of accumulated depreciation and amortization of $11,187 and $10,316 at December 31, 2006 and 2005, respectively	2,160	2,640
Long-term investment securities-available-for-sale	604	—
Patent costs, net of accumulated amortization of $438 and $292 at December 31, 2006 and 2005, respectively	2,584	2,424
Advanced payment—Roche	6,303	5,218
Deposits and other assets	772	1,048

Total assets	$74,903	$60,142

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$709	$1,919
Accrued compensation—short-term	3,797	2,841
Deferred revenue—Roche	2,118	1,722
Accrued expenses	2,283	1,597

Total current liabilities	8,907	8,079
Deferred revenue—Roche	9,151	10,477
Accrued marketing costs	17,288	16,507
Accrued compensation—long-term	1,072	—
Other liabilities	713	706

Total liabilities	37,131	35,769

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common stock at $.001 par value per share, 60,000 shares authorized, 22,132 and 22,057 shares issued and outstanding at December 31, 2006 and December 31, 2005	22	22
Additional paid-in capital	408,855	404,293
Accumulated deficit	(371,086)	(378,470)
Deferred compensation	—	(1,462)
Accumulated other comprehensive loss	(19)	(10)

Total stockholders’ equity	37,772	24,373

Total liabilities and stockholders’ equity	$74,903	$60,142

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Revenue:
Milestone revenue	$3,430	$1,722	$2,152
Royalty revenue	11,812	8,784	4,556
Collaboration income (loss)	21,738	8,553	(16,125)

Total revenue and collaboration income (loss)	36,980	19,059	(9,417)

Operating expenses:
Research and development:
Non-cash compensation	2,254	418	159
Other research and development expense	16,079	17,856	21,154

Total research and development expense	18,333	18,274	21,313

General and administrative:
Non-cash compensation	2,809	450	311
Other general and administrative expense	9,644	8,986	9,840

Total general and administrative expense	12,453	9,436	10,151

Total operating expenses	30,786	27,710	31,464

Operating income (loss)	6,194	(8,651)	(40,881)

Other income (expense):
Interest income	1,987	1,300	953
Gain (loss) on disposal of equipment	7	(9)	—
Interest expense	(781)	(746)	(160)

Total other income	1,213	545	793

Income (loss) before taxes and cumulative effect of change in accounting principle	7,407	(8,106)	(40,088)
Income tax provision	275	—	—

Income (loss) before cumulative effect of change in accounting principle	7,132	(8,106)	(40,088)
Cumulative effect of change in accounting principle	252	—	—

Net income (loss)	$7,384	$(8,106)	$(40,088)

Basic net income (loss) per share before cumulative effect of accounting change	$0.33	$(0.37)	$(1.86)
Accounting change	0.01	—	—

Basic net income (loss) per share	$0.34	$(0.37)	$(1.86)

Diluted net income (loss) per share before cumulative effect of accounting change	$0.33	$(0.37)	$(1.86)
Accounting change	0.01	—	—

Diluted net income (loss) per share	$0.34	$(0.37)	$(1.86)

Weighted average shares used in basic per share computations	21,895	21,736	21,608

Weighted average shares used in diluted per share computations	22,005	21,736	21,608

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005, and 2004

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of December 31, 2003	—	$—	21,573	$22	$398,925	$(330,276)	$—	$(3)	$68,668
Net loss	—	—	—	—	—	(40,088)	—	—	(40,088)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(3)	(3)

Comprehensive loss for period	—	—							(40,091)
Exercise of stock options	—	—	56	—	505	—	—	—	505
Issuance of stock for 401(K) match	—	—	43	—	614	—	—	—	614
Issuance of stock under Employee Stock Purchase Plan	—	—	15	—	180	—	—	—	180
Non-employee stock compensation expense (reversal of	—	—
compensation expense)	—	—	—	—	(27)	—	—	—	(27)
Restricted stock grant(s)	—	—	242	—	3,283	—	(3,283)	—	—
Restricted stock forfeited	—	—	(12)	—	(173)	—	173	—	—
Restricted stock amortization	—	—	—	—	—	—	497	—	497

Balance as of December 31, 2004	—	$—	21,917	$22	$403,307	$(370,364)	$(2,613)	$(6)	$30,346
Net loss	—	—	—	—	—	(8,106)	—	—	(8,106)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(4)	(4)

Comprehensive loss for period									(8,110)
Exercise of stock options	—	—	85	—	440	—	—	—	440
Issuance of stock for 401(K) match	—	—	57	—	650	—	—	—	650
Issuance of stock under Employee Stock Purchase Plan	—	—	20	—	179	—	—	—	179
Non-employee stock compensation expense	—	—	—	—	25	—	—	—	25
Restricted stock grant(s)	—	—	—	—	5	—	(5)	—	—
Restricted stock forfeited	—	—	(22)	—	(313)	—	313	—	—
Restricted stock amortization	—	—	—	—	—	—	843	—	843

Balance as of December 31, 2005	—	$—	22,057	$22	$404,293	$(378,470)	$(1,462)	$(10)	$24,373
Net income	—	—	—	—	—	7,384	—	—	7,384
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(3)	(3)

Comprehensive income for period	—	—	—	—	—	—	—	—	7,381
Cumulative effect of change in accounting principle	—	—	—	—	(252)	—	—	—	(252)
Adoption of SFAS 158 for postretirement benefits	—	—	—	—	—	—	—	(6)	(6)
Exercise of stock options	—	—	47	—	280	—	—	—	280
Issuance of stock for 401(K) match	—	—	59	—	745	—	—	—	745
Issuance of stock under Employee Stock Purchase Plan	—	—	21	—	188	—	—	—	188
Non-employee stock compensation expense	—	—	—	—	83	—	—	—	83
Employee stock option expense	—	—	—	—	4,300	—	—	—	4,300
Employee Stock Purchase Plan expense	—	—	—	—	88	—	—	—	88
Reversal of deferred compensation under SFAS 123R	—	—	—	—	(1,462)	—	1,462	—	—
Restricted stock forfeited	—	—	(52)	—		—	—	—	—
Restricted stock amortization	—	—	—	—	592	—	—	—	592

Balance as of December 31, 2006	—	$—	22,132	$22	$408,855	$(371,086)	$—	$(19)	$37,772

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$7,384	$(8,106)	$(40,088)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of property, furniture and equipment	958	1,022	1,340
Postretirement benefits	(6)	—	—
Net (gain) loss on disposal of equipment	(7)	9	—
Other amortization	170	105	64
Amortization of deferred revenue—Roche	(3,430)	(1,722)	(2,152)
Non-cash compensation expense	5,063	868	470
Cumulative effect of change in accounting principle	(252)	—	—
401 (K) plan stock match	745	650	614
Patent costs expensed	115	118	163
Accrued marketing costs	781	746	15,761
Decrease (increase) in assets:
Accounts receivable—Roche	(2,841)	(4,622)	(5,878)
Other receivables	18	118	(144)
Prepaid expenses	301	261	476
Advanced payment—Roche, net	(1,085)	(720)	(4,498)
Deposits and other assets	252	(1,030)	37
Increase (decrease) in liabilities:
Accounts payable	(1,210)	495	531
Accounts payable—Roche	—	—	(11,029)
Accrued compensation	2,028	(140)	1,242
Accrued expenses	686	1,337	(414)
Deferred revenue—Roche	2,500	—	750
Other liabilities	7	579	127

Net cash provided (used) by operating activities	12,177	(10,032)	(42,628)

Cash flows from investing activities:
Purchases of investment securities—available-for-sale	(19,792)	(34,313)	(40,149)
Maturities of investment securities—available-for-sale	14,532	41,280	66,758
Proceeds from the sale of equipment	14	37	—
Purchases of property, furniture and equipment	(485)	(1,328)	(1,170)
Patent costs	(421)	(805)	(406)

Net cash (used) provided by investing activities	(6,152)	4,871	25,033

Cash flows from financing activities:
Principal payments under capital lease obligations	—	—	(274)
Employee stock purchase plan stock issuance	188	179	180
Proceeds from exercise of stock options	280	440	505

Net cash provided by financing activities	468	619	411

Net increase (decrease) in cash and cash equivalents	6,493	(4,542)	(17,184)
Cash and cash equivalents at beginning of year	23,559	28,101	45,285

Cash and cash equivalents at end of year	$30,052	$23,559	$28,101

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$6

Cash paid during the period for income taxes	$160	$—	$—

Supplemental disclosure of non-cash investing activity:
Other receivable for the sale of equipment	$—	$28	$—

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Trimeris is a biopharmaceutical company engaged in the discovery, development and commercialization of novel therapeutic agents for the treatment of viral disease. The core technology platform of fusion inhibition is based on blocking viral entry into host cells. FUZEON, approved in the U.S., Canada and European Union, is the first in a new class of anti-HIV drugs called fusion inhibitors. Trimeris is developing FUZEON and future generations of peptide fusion inhibitors in collaboration with F. Hoffmann-La Roche Ltd., (“Roche”).

The Company has a worldwide agreement the (“Development and License Agreement”) with F. Hoffmann-La Roche Ltd., (“Roche”), to develop and market T-20, currently known as FUZEON, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

The Company also has a separate agreement the (“Research Agreement”) with Roche that governs the identification of compounds that may become clinical candidates. In March 2007, the Company entered into an agreement with Roche that amends the terms of the Research Agreement whereby all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor peptides falling under the Research Agreement, which includes the lead drug candidate TRI-1144, will revert to Trimeris. The Company is assessing the impact of this amendment on its future financial position, operating results and cash flows.

Liquidity

The Company has sufficient liquidity to fund its cash flow requirements through 2007. Although we expect to share the future development costs for FUZEON and our other potential peptide drug candidates covered under the Development and License Agreement for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidate and compound discovery and development efforts, including:

•	expenditures for marketing activities related to FUZEON;

•	research and development and preclinical testing of other product candidates, including TRI-1144;

•	the development of our proprietary technology platform; and

•	possible acquisitions and in licensing of research programs, clinical stage products and marketed products.

Under the current operating environment, based on current sales levels of FUZEON, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs based on current expectations. However, any reduction in FUZEON sales below currently expected levels or increase in expenditures beyond currently expected levels could increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financing, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future collaboration expenses, our capital requirements could increase substantially beyond our current expectations.

Since our initial public offering in 1997, we have obtained the majority of our funding through public or private offerings of our common stock. We expect to continue to obtain our funding through public or private offerings of our common stock until such time, if ever, as we are able to generate significant funds from operations.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $30.1 million and $23.6 million December 31, 2006 and 2005, respectively, are stated at cost and consist primarily of overnight commercial paper, variable rate demand notes and mutual funds that hold these securities. The carrying amount of cash and cash equivalents approximates fair value.

Investment Securities—Available-For-Sale

Investment securities, which consist of corporate bonds, Euro dollar bonds, certificates of deposit, auction rate securities and federal agency notes, are classified as available-for-sale, and are reported at fair value based on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year.

Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is determined using available market information.

Financial instruments, other than investment securities—available-for-sale, held by the Company include accounts receivable, accrued marketing costs, and accounts payable. The Company believes that the carrying amount of these financial instruments approximates their fair value.

Property, Furniture and Equipment

Property, furniture and equipment are recorded at cost.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset.

The depreciable lives of our property, furniture and equipment are as follows:

Equipment and furniture	3.5 years
Computer / software	3 years
Leasehold improvements	Lesser of useful life or life of lease – 10 years

Intangible Assets

Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. During 2006, 2005 and 2004, $115,000, $118,000 and $163,000 respectively, of patent costs were expensed in other research and development expense because the expected future benefits from these patents was less than their carrying value.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, the longer of 17 years from the date the patent is granted or 20 years from the initial filing of the patent.

Patent amortization expense was $146,000, $92,000 and $64,000 in 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense for the next five years is $141,000 per year for 2007 through 2011.

Also included in patent costs are intangibles that are not currently being amortized of $976,000 and $1.2 million as of December 31, 2006 and 2005, respectively.

Accounts Payable

As of December 31, 2006 and 2005 there were $37,000 and $32,000, respectively, due to related parties included in accounts payable on the Company’s balance sheets.

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. In 2006, 2005 and 2004 the Company increased the initial recorded liability by $781,000, $746,000 and $154,000, respectively for accretion of interest. The total liability of $17.3 million and $16.5 million at December 31, 2006 and 2005, respectively, is reflected on our balance sheet under the caption “Accrued marketing costs.”

For the years ended December 31, 2006 and 2005, Trimeris has recorded its share of selling and marketing expenses in accordance with the terms and conditions of agreements we executed with Roche.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company’s anticipated share of this capital investment is approximately $14.0 million. As a result, the Company has paid $8.5 million, accrued $500,000 and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Under the Manufacturing Amendment (see Note 9), the use of Roche owned facilities in Boulder for the manufacture of FUZEON will result in a credit to the collaboration if used to produce other products for Roche. During the period from July 2004 through June 2005 and January 2006 through September 2006, a key intermediate of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit was approximately $632,000 and $900,000 for 2006 and 2005, respectively, and has been recorded on the Company’s balance sheet as a reduction to the “Advanced payment—Roche.” This credit offsets variances that would otherwise have been allocated to FUZEON if the facility had remained underutilized and will be recognized when the related FUZEON produced is sold.

Milestone Revenue and Deferred Revenue—Roche

Through December 31, 2006, the Company has received a $10.0 million license fee, research milestone payments of $15.0 million and $3.3 million in manufacturing milestone payments related to Roche achieving certain production levels. The license fee and research milestones were recorded as deferred revenue and are being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably over the commercial life of FUZEON or through June 2013.

At the time of the license fee payment, Roche was granted a warrant to purchase Trimeris stock. The fair value of the warrant, $5.4 million, was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million license fee payment.

Over the course of the collaboration our estimate of the end of the research and development period has changed:

•

During the fourth quarter of 2002, we changed our estimate of the end of this research and development period to 2007 based on the expected development schedule of T-1249 or a replacement compound, the final compound covered by our Development and License Agreement with Roche.

•

During the first quarter of 2004, we changed our estimate of the end of the research and development period to 2010 from 2007. This change was due to a change in estimate of the development period for T-1249 or a replacement compound as further clinical development of T-1249 had been placed on hold. We recognized approximately $800,000 less of milestone revenue in 2004 compared to 2003 due largely in part to this change in estimate.

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

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005, as a reduction of research and development expense. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Development and License Agreement signed in 1999. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we will recognize the remainder of this milestone over the extended period (the period of our continuing involvement). As a result of this amendment to the Research Agreement, the Company recognized $792,000 less in milestone revenue during 2006.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

In 2006, Roche and Trimeris amended the terms of the Research Agreement that, among other things, modified the payment of future milestones under the Development and License Agreement. As a result of the amendment, Roche will only be responsible for one remaining $5.0 million milestone payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the U.S. and Canada.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are earned. Royalties of $11.8 million, $8.8 million and $4.6 million were recognized as revenue during the years ended December 31, 2006, 2005 and 2004, respectively. In accordance with our agreement with Roche, our royalty rate has increased from 10% to 12%. This increase was in effect for the entire third quarter of 2006 and will remain at this level for the remainder of the collaboration.

Collaboration Income (Loss)

Product sales of FUZEON began in the United States on March 27, 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche. Collaboration income (loss) is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $134.2 million, $112.7 million and $85.7 million during the years ended December 31, 2006, 2005 and 2004, respectively. During the year ended December 31, 2006 and 2005, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of FUZEON in the United States and Canada of $21.7 million and $8.6 million. During the year ended December 31, 2004, sales, marketing and other expenses exceeded the gross profit from the sale of FUZEON resulting in the Company’s share of operating loss of $16.1 million.

Roche previously had an exclusive distribution arrangement with Bioscrip, formerly known as Chronimed, Inc., to distribute FUZEON in the United States during 2003. This exclusive arrangement terminated on April 26, 2004. Effective April 26, 2004, FUZEON became available through retail and specialty pharmacies across the United States. Prior to April 26, 2004, revenue from product sales had been recognized when title and risk of loss had passed to Bioscrip, which was when Bioscrip allocated drug for shipment to a patient. Since April 26, 2004, revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers.

It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche is manufacturing bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON. Under the Company’s Development and License Agreement with Roche, the Company does not have the ability or rights to co-market this drug or field our own FUZEON sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Roche prepares estimates for sales returns and allowances, discounts and rebates based primarily on its historical experience with FUZEON and other anti-HIV drugs and its estimates of the payor mix for FUZEON, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results of operations in the period of adjustment.

Concentrations

The Company has a Development and License Agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the years ended December 31, 2006, 2005 and 2004. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration. Substantially all of the accounts receivable at December 2006 and 2005, are comprised of receivables from Roche.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its financial statements are: the estimate of the length of the research and development period for our Roche collaboration; the estimate of the future volatility of our stock price used to calculate the value of stock options granted to both employees and non-employees; the estimate(s) of sales returns and allowances, discounts and rebates related to sales of FUZEON; the estimate of losses incurred related to unusable product and supplies; the estimate of the period when our liability for accrued marketing costs comes due; the estimate of the patent life of FUZEON; and the estimate of the expected future operating cash flows from our intangible patent assets.

Basic and Diluted Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan. The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised). The following table sets forth the

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

computation of basic and diluted net income per share for the year ended December 31, 2006 (in thousands, except per share amounts):

2006
Numerator:
Net income	$7,384

Denominator:
Weighted average common shares used for basic calculation	21,895
Weighted average effect of dilutive securities:
Employee stock options	34
Restricted stock	76

Denominator for diluted calculation	$22,005

Net income per share:
Basic	$0.34

Diluted	$0.34

The calculation of diluted net income per share excludes all anti-dilutive shares. For the year ended December 31, 2006, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for the period, amounted to approximately 3.7 million. Also excluded for 2006 were 362,000 warrants to purchase common stock due to their antidilutive effect.

Basic and diluted net loss per common share are the same for the years ended December 31, 2005 and 2004, as common equivalent shares from stock options, restricted stock, and stock warrants were anti-dilutive.

At December 31, 2006, there were 3,804,000 options to purchase common stock, 126,000 restricted stock grants, which become fully vested in 2007, 50,000 restricted stock grants (of which 29,000 will become vested in January 2007 and 21,000 will be forfeited), and 362,000 warrants to purchase common stock outstanding. At December 31, 2005 and 2004, there were 3,393,000 and 3,244,000 options to purchase common stock outstanding, respectively. At December 31, 2005 and 2004, there was a warrant outstanding with Roche to purchase 362,000 shares of common stock. At December 31, 2005 there were 157,000 restricted stock grants, which become fully vested in 2007, and 50,000 restricted stock grants, which become fully vested in 2008. At December 31, 2004, there were 179,000 restricted stock grants, which become fully vested in 2007 and 50,000 restricted stock grants, which become fully vested in 2008.

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised) using the modified prospective method on January 1, 2006. Accordingly, during the year ended December 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and awards granted after January 1, 2006, using the Black-Scholes valuation model. The Company has recognized the compensation expense using a straight-line amortization method. As SFAS No. 123 (revised) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the year ended December 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered voluntary termination behaviors as well as trends of actual option forfeitures. As a result of the adoption of SFAS No. 123 (revised), the Company recognized non-cash compensation expense of approximately $4.4 million relating to the fair value of employee stock compensation during the year ended December 31, 2006. The additional expense incurred as a result of adoption of SFAS No. 123 (revised) is comprised of expense associated with employee stock options and the employee stock purchase plan.

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 (revised) and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that compensation be measured at the end of each reporting period for changes in the fair value of the Company’s common stock until the options are vested.

Prior to the adoption of SFAS No. 123 (revised), the Company applied APB 25 and provided the disclosures required under SFAS No. 123. Employee stock-based compensation expense was not reflected in our results of operations for the years ended December 31, 2005 and 2004 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. See further disclosures in Footnote 6 “Stock Based Compensation.”

Comprehensive Income

Comprehensive income (loss) includes all non-owner changes in equity during a period and is divided into two broad classifications: net income (loss) and other comprehensive income (“OCI”). OCI includes revenue, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists of unrealized gains or losses on securities available-for-sale, and actuarial gains and losses and prior service costs for the postretirement health insurance plan that have not been recognized as components of net periodic postretirement benefit costs.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2006
Short-term investment securities available-for-sale
Other debt securities maturing within 1 year	$10,906	—	2	$10,904
Other debt securities maturing after 1 year through 5 years	1,429	—	1	1,428
Corporate debt securities maturing within 1 year	1,724	—	—	1,724
Corporate debt securities maturing after 1 year through 5 years	3,135	—	7	3,128
Federal agency notes maturing within 1 year	801	—	2	799

Total short-term invesmtent securities available-for-sale	$17,995	$—	$12	$17,983

Long-term investment securities available-for-sale
Corporate debt securities maturing after 1 year through 5 years	300	—	—	300
Federal agency notes maturing after 1 year through 5 years	305	—	1	304

Total long-term invesmtent securities available-for-sale	$605	$—	$1	$604

December 31, 2005
Short-term investment securities available-for-sale
Other debt securities maturing within 1 year	$575	—	—	$575
Other debt securities maturing after 1 year through 5 years	5,920	—	5	5,915
Corporate debt securities maturing within 1 year	1,068	—	1	1,067
Corporate debt securities maturing after 1 year through 5 years	1,568	—	4	1,564
Corporate debt securities maturing after 10 years	701	—	—	701
Municipal bonds maturing after 5 years through 10 years	602	—	—	602
Municipal bonds maturing after 10 years	2,906	—	—	2,906

Total short-term investment securities available-for-sale	$13,340	$—	$10	$13,330

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

There were no sales of these investments or realized gains or losses during 2006 or 2005. All unrealized losses on investment securities are considered to be temporary given the credit ratings on these investment securities and the short durations of the unrealized losses.

3.    LEASES

The Company had no property, furniture or equipment under capital leases at December 31, 2006 and 2005.

The Company has several non-cancelable operating leases, primarily for office space and office equipment, that extend through January 2015. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense, including maintenance charges, for operating leases during 2006, 2005 and 2004 was $1.8 million, $2.4 million and $1.9 million, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) of December 31, 2006 (in thousands) are:

OPERATING LEASES
Year ending December 31:
2007	$1,508
2008	1,538
2009	1,569
2010	1,600
2011	1,633
Thereafter	5,240

Total minimum lease payments	$13,088

4.    PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Furniture and equipment	$12,181	$11,790
Leasehold improvements	1,166	1,166

	13,347	12,956
Less accumulated depreciation and amortization	(11,187)	(10,316)

	$2,160	$2,640

Depreciation expense was $958,000 and $1.0 million for the years ended December 31, 2006 and 2005 respectively.

5.    STOCKHOLDERS’ EQUITY

Warrant

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2006. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. We deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million warrant, over the research and development period. The value of the warrant was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Preferred Stock

The Board of Directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders.

6.    STOCK BASED COMPENSATION

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	39.0-52.0%	45.0-50.0%	45.0-50.0%
Risk-free interest rate	4.46-4.96%	3.50-4.26%	3.50%
Expected term of options (in years)	4.4-9.0	5	5
Expected life of employee stock purchase plan options (in years)	2	2	2

The Company’s computation of expected volatility for the year ended December 31, 2006 is based on a combination of historical and market-based implied volatility from publicly traded and quoted options on the Company’s stock. The computation of expected life in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The risk-free interest rate for periods within the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of the grants.

The table below presents the Company’s stock based compensation for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Employee Stock Option Plan*	$4,300	$—	$—
Employee Stock Purchase Plan	88	—	—
Restricted stock to employees	592	843	497
Non-employee stock options	83	25	(27)

Total stock option expense**	$5,063	$868	$470

*	Formally known as the Trimeris, Inc. Amended and Restated Stock Incentive Plan
**	The Company adopted SFAS 123 (revised) on January 1, 2006.

Employee Stock Option Plan

In 1993, the Company adopted a stock option plan, which allowed for the issuance of non-qualified and incentive stock options (“1993 Plan”). During 1996, the Trimeris, Inc. Amended and Restated Stock Incentive Plan (the “Employee Stock Option Plan”) was implemented and replaced the 1993 Plan. Under the Employee Stock Option Plan, as amended, the Company may grant non-qualified or incentive stock options for up to 6,252,941 shares of common stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $0.34 to $78.50 per share. The vesting period generally occurs over four years. At December 31, 2006, there were approximately 787,000 options remaining available for grant. All incentive stock options which had been granted under the 1993 Plan were cancelled at the inception of the Employee Stock Option

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Plan while the non-qualified stock options remain outstanding at an exercise price of $0.43. No more grants will be made under the 1993 Plan. The Company has sufficient authorized and unissued shares to make all issuances under its share based compensation plans.

A summary of option activity under the Employee Stock Option Plan during the year ended December 31, 2006 is presented below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at January 1, 2006	3,393	$23.83
Granted	594	10.15
Exercised	(47)	5.89
Forfeited	(130)	14.82
Expired	(6)	0.34

Options outstanding at December 31, 2006	3,804	$22.35	6.24	$3,506
Options vested or expected to vest at December 31, 2006	3,691	$22.67	6.16	$3,327
Options exercisable at December 31, 2006	2,774	$26.27	5.31	$1,792

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $5.25, $6.13 and $6.72, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $311,000, $687,000 and $337,000, respectively.

The following summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.34-1.00	24,000	0.57	$0.90	24,000	$0.90
$1.01-8.00	146,000	1.32	$7.82	146,000	$7.82
$8.01-11.625	1,201,000	6.55	$10.72	648,000	$11.53
$11.626-15.00	857,000	8.28	$13.27	554,000	$13.53
$15.01-40.00	629,000	6.09	$21.59	455,000	$23.48
$40.00-45.11	474,000	5.31	$42.97	474,000	$42.97
$45.12-50.00	262,000	5.64	$47.22	262,000	$47.22
$50.00-78.50	211,000	3.53	$63.02	211,000	$63.02

$0.34-78.50	3,804,000	6.24	$22.35	2,774,000	$26.27

A summary of the activity of the Company’s nonvested options during the year ended December 31, 2006, is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(in thousands)
Nonvested at January 1, 2006	1,098	$6.86
Granted	594	5.25
Vested	(548)	7.18
Forfeited	(114)	5.74

Nonvested at December 31, 2006	1,030	$5.82

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2006, there was approximately $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Employee Stock Option Plan, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2006 was $3.9 million.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which permits eligible employees to purchase newly issued shares of common stock of the Company up to an aggregate of 250,000 shares. Under this plan, employees may purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. During the years ended December 31, 2006, 2005 and 2004, 21,000, 20,000 and 15,000 shares were issued under this plan. At December 31, 2006, there were 55,000 shares remaining available for issuance. As a result of the adoption of SFAS No. 123 (revised), the Company recognized $88,000 of compensation expense for the year ended December 31, 2006, related to the fair value of the shares purchased under the Employee Stock Purchase Plan.

Restricted Stock

In June 2004, an aggregate grant of 191,500 shares of restricted stock was made to substantially all employees. The shares vest 100% after three years. In September 2004, a grant of 50,000 shares of restricted stock was made to the newly appointed Chief Executive Officer (“CEO”). The shares granted to the CEO vest 100% after four years of service. Non-cash compensation expense, related to these restricted stock grants, in the amount of $592,000, $843,000 and $497,000 was recognized for the years ended December 31, 2006, 2005 and 2004, respectively. SFAS No. 123 (revised) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123 (revised), the Company recognized actual forfeitures of restricted stock upon occurrence. The cumulative effect of the change in accounting principle relating to this change was $252,000, and is included in the statement of operations for the year ended December 31, 2006. As of December 31, 2006, there was approximately $230,000 of total unrecognized compensation cost related to restricted stock grants.

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

A summary of the activity of the Company’s nonvested restricted stock during the year ended December 31, 2006 is presented below:

Number of Shares
(in thousands)
Nonvested at January 1, 2006	207
Granted	—
Vested	—
Forfeited	(52)

Nonvested at December 31, 2006	155

Options Granted to Non-employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with SFAS No. 123 (revised) and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that compensation be measured at the end of each reporting period for changes in the fair value of the Company’s common stock until the options are vested.

The Company recorded expense of $83,000 and $25,000 during the year ended December 31, 2006 and 2005 respectively, related to expense of non-cash compensation charges. The Company recorded $27,000 of income during the year ended December 31, 2004 in expense reversal.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (revised)

Prior to the adoption of SFAS No. 123 (revised), the Company applied APB 25 and provided the disclosures required under SFAS No. 123. Employee stock-based compensation expense was not reflected in our results of operations for the years ended December 31, 2005 and 2004 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred.

The pro forma amounts for the years ended December 31, 2005 and 2004 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(8,106)	$(40,088)
Stock-based compensation expense included in reported net loss	843	497
Stock-based compensation expense that would have been included in the determination of net loss if the fair value method was applied	(6,030)	(9,284)

Pro forma net loss	$(13,293)	$(48,875)

Basic and diluted net loss per share:
As reported	$(0.37)	$(1.86)
Pro forma	$(0.61)	$(2.26)

7.    INCOME TAXES

During the year ended December 31, 2006, the Company recorded an income tax provision of $275,000, of which $115,000 is payable as of December 31, 2006 and included in accrued expenses. The expense was due primarily to the current tax expense caused by the Alternative Minimum Tax (“AMT”). A full valuation allowance was recognized related to the benefit of the AMT credit.

Income tax expense consists of:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2006:
U.S. Federal	$275	$—	$275
State and local	—	—	—

	$275	$—	$275

There was no income tax expense for the years ended December 31, 2005 and 2004.

At December 31, 2006, the Company has net operating loss carryforwards (“NOLs”) for federal tax purposes of approximately $329.5 million, which expire in varying amounts between 2011 and 2025. The Company has state net economic losses of approximately $258.7 million, which expire in varying amounts between 2008 and 2020. The Company has research and development credits of $10.5 million, which expire in varying amounts between 2013 and

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

2025. The Company has Alternative Minimum Tax credit carryforwards of approximately $275,000 which are available to reduce Federal regular income taxes, if any, over an indefinite period.

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

The components of deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Tax loss carryforwards	$123,819	$128,644
Tax credits	10,762	10,111
Deferred revenue	3,850	4,189
Reserves and accruals	10,114	8,553

Total gross deferred tax assets	148,545	151,497
Valuation allowance	(148,545)	(151,497)

Net deferred asset	—	—
Deferred tax liability	—	—

Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance represents the amount necessary to reduce the Company’s gross deferred tax assets to the amount that is more likely than not to be realized. The decrease in the valuation allowance was approximately $3.0 million for the year ended December 31, 2006. The increase in the valuation allowance was $3.4 million, and $10.4 million for the years ended December 31, 2005 and 2004, respectively. The valuation allowance includes deferred tax assets that when realized, may increase equity rather than reduce tax expense. The Company will evaluate this amount when the criteria for recognizing the deferred tax asset relating to these amounts are met.

The reasons for the difference between the actual income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 and the amount computed by applying the statutory federal income tax rate to income (losses) before income tax expense (benefit) are as follows (in thousands):

	2006	% of Pre- tax Loss	2005	% of Pre- tax Loss	2004	% of Pre- tax Loss
Income tax expense (benefit) at statutory rate	$2,520	34.00%	$(2,756)	-34.00%	$(13,630)	-34.00%
State income taxes, net of federal benefit	95	1.29%	(100)	-1.24%	3,599	8.98%
Non-deductible meals and entertainment expenses and other	51	0.68%	360	4.44%	303	0.75%
Non-deductible compensation	966	13.03%	—	0.00%	—	0.00%
Research credit	(376)	-5.07%	(945)	-11.65%	(631)	-1.57%
Change in federal portion of valuation allowance	(2,981)	-40.22%	3,441	42.45%	10,359	25.84%

Income tax expense (benefit)	$275	3.71%	$—	—	$—	—

8.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “401(k) Plan”) under Section 401 (k) of the Internal Revenue Code covering all qualified employees. Participants may elect a salary reduction from 1% to 75% as a

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

contribution to the 401(k) Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made monthly. The 401(k) Plan permits the Company to match participants’ contributions. Beginning in 1998, the Company matched up to 100% of a participant’s contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company’s stock on the last trading day of the year. During 2006, 59,000 shares were issued, and compensation expense of $745,000 was recognized. During 2005, 57,000 shares were issued, and compensation expense of $650,000 was recognized. During 2004, 43,000 shares were issued, and compensation expense of $614,000 was recognized. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service.

The normal retirement age shall be the later of a participant’s 65th birthday or the fifth anniversary of the first day of the 401(k) Plan year in which participation commenced. The 401(k) Plan does not have an early retirement provision.

Post-Retirement Health Insurance Continuation Plan

In June 2001, the Company adopted a post-retirement health insurance continuation plan (“Plan”). Employees who have achieved the eligibility requirements of 60 years of age and 10 years of service are eligible to participate in the Plan. The Plan provides participants the opportunity to continue participating in the Company’s group health plan after their date of retirement. Participants will pay the cost of health insurance premiums for this coverage, less any contributions by the Company; this amount was previously capped at $300 per month per participant. In November 2003, the Plan was amended and the limit on contributions by the Company was changed to 50% of the health insurance premium for the employee and his or her spouse.

Adoption of SFAS 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the accumulated postretirement benefit obligation) of its postretirement plan in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive loss. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, all of which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic benefit costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of Statement 158.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s statements of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods.

	At December 31, 2006
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at December 31, 2006
	(in thousands)
Accrued benefit cost	$(409)	$—	$(409)
Accumulated other comprehensive loss	—	(6)	(6)

Liability accrued for postretirement medical benefits	$(409)	$(6)	$(415)

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Included in accumulated other comprehensive loss at December 31, 2006 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $247,000 and unrecognized actuarial gains of $241,000. The prior service cost and actuarial gain included in accumulated other comprehensive loss and expected to be recognized in net periodic benefit cost during the year ended December 31, 2007 is $19,000 and $11,000, respectively.

Additionally, SFAS 158 requires an employer to measure the benefit obligations and the funded status of its plans as of the date of its year end balance sheet. This provision becomes effective for the Company for its December 31, 2008 year end. The benefit obligations and funded status are currently measured as of December 31.

Reconciliation of Funded Status and Accumulated Postretirement Benefit Obligation

The reconciliation of the beginning and ending balances of the projected postretirement benefit obligation and the fair value of plan assets for the years ended December 31, 2006 and 2005 and the accumulated postretirement benefit obligation at December 31, 2006 and 2005 is as follows (in thousands):

	December 31,
	2006	2005
Change in Postretirement Benefit Obligation
Postretirement benefit obligation at beginning of year	$321	$283
Service cost	74	71
Interest cost	18	17
Actuarial (gains) losses	125	(50)
Curtailments	(123)	—

Postretirement benefit obligation at end of year	$415	$321

The fair value of plan assets as of December 31, 2006 and 2005 was zero. Therefore, the plan was underfunded by $415,000 and $321,000 as of December 31, 2006 and 2005, respectively. The accrual of the underfunded balances is included in accrued compensation- short-term and long-term, respectively for the years ended December 31, 2006 and 2005. There are no plan assets for this plan.

The components of net periodic post-retirement benefits cost and the significant assumptions of the Plan for 2006, 2005 and 2004 consisted of the following (in thousands):

	2006	2005	2004
Service cost	$74	$71	$135
Interest cost	18	17	30
Amortization of net actuarial gain	(17)	(16)	—
Amortization of prior service costs	24	24	24
Curtailments	(47)	—	—

Total	$52	$96	$189

The Plan’s funded status as of December 31, 2006 and 2005 is as follows:

	2006	2005
Accumulated post-retirement benefit obligation (APBO)	$(415)	$(320)
Unrecognized prior service cost	247	347
Unrecognized net gain	(241)	(384)

Accrued post-retirement benefit cost	$(409)	$(357)

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The accumulated post-retirement benefit obligation (“APBO”) was determined using a discount rate of 6.00% and 5.75% at December 31, 2006 and 2005, respectively. This rate is determined based on high-quality fixed income investments that match the duration of the expected retiree medical benefits. The Company has typically used the corporate Aa bond rate for this assumption. An assumed annual medical trend rate of 9% was used beginning in 2007, reducing by 1% per year to an ultimate rate of 5% in 2011. A 1% increase in the trend factors would increase the projected APBO by approximately $106,000 and would increase the service and interest cost components by approximately $26,000. A 1% decrease in the trend factors would decrease the projected APBO by approximately $80,000 and would decrease the service and interest cost components by approximately $19,000.

The expected future benefit payments under the plan (in thousands) are as follows:

Year(s) ending	Amount
2007	$3
2008	6
2009	6
2010	8
2011	9
2012 to 2016	74

Total	$106

9.    ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into a worldwide agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. While the Company’s development agreement with Roche covers the commercialization of FUZEON, T-1249 or a replacement product, to date only FUZEON is commercially available.

This agreement with Roche grants them an exclusive, worldwide license for FUZEON and T-1249, and certain other compounds. Under this agreement with Roche, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement with Roche gives Roche significant control over important aspects of the commercialization of FUZEON and our other drug candidates, including but not limited to pricing, sales force activities, and promotional activities. Under the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company.

In September 2006, the Company entered into an agreement with Roche that amends the terms of the Research Agreement (defined below). This amendment also affected the Development and License Agreement by specifying that further development of T-1249 shall be limited to treating patients currently being administered T-1249. Currently, there are no patients being treated with T-1249. In addition, the Development and License Agreement only governs the activities with regard to FUZEON. Primarily as a result of the amendment, Roche will only be responsible for one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve month sales threshold for FUZEON in the United States and Canada.

Upon signing of the Development and License Agreement, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2006. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. The Company deferred $4.6 million, the net of the $10.0 million up-front payment and the

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

$5.4 million in warrants, over the research and development period. The value was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Manufacturing Amendment

In September 2005, the Company entered into a Manufacturing Amendment with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment amends and supplements the terms of the Development and License Agreement and addresses several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche will be responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the U.S. and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will govern the conversion schedule into Product of supply chain materials that are in inventory as of that date.

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

A schedule of Trimeris’ required contribution to the capital investment in Roche’s Boulder facility for FUZEON manufacturing is also set forth in the Manufacturing Amendment. The Company will pay Roche for Trimeris’ share of the capital invested in Roche’s manufacturing facility over a seven-year period. Trimeris’ anticipated share of this capital investment is approximately $14.0 million. As a result, the Company accrued an initial payment of $4.0 million at June 2004, and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

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

Development Expenses

Under the Development and License Agreement development costs are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for FUZEON and T-1249. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the IND and the NDA for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Development expenses pertaining to the United States and Canada are included on our Statement of Operations in operating expenses under research and development.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The Research Agreement

We have also entered into a research agreement with Roche to discover, develop and commercialize additional anti-HIV gp41 fusion inhibitor peptides (the “Research Agreement”). Pursuant to the Research Agreement, Trimeris and Roche agreed to share the worldwide research, development and commercialization expenses and profits from the worldwide sales of anti-HIV gp41 fusion inhibitor peptides created after July 1, 1999. The Research Agreement governs the identification of compounds that may become clinical and the work by the parties is performed according to an agreed upon research plan. Prior to March 2007, all research and development activities were performed under our Research Agreement with Roche and all costs related to the research and development were shared equally.

For 2006, the total reimbursement of research expense from Roche amounted to $3.0 million. In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we will recognize the remainder of this milestone over the extended period (the period of our continuing involvement). For 2004, the total reimbursement of research expense from Roche amounted to $2.7 million.

In January 2006, Roche and Trimeris announced the selection of two next-generation fusion inhibitor peptides for co-development and progression into further pre-clinical studies. The peptides, TRI-1144 and TRI-999, first synthesized at Trimeris, are distinct compounds derived from HR2 sequences of HIV. These peptides have been developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also central to the development program is increased patient convenience via simpler, more patient-friendly administration, with a target of once-weekly dosing.

On September 7, 2006, we announced that our Research Agreement with Roche to co-develop a novel NGFI with the goal of durable HIV suppression and once weekly dosing was extended through December 31, 2008. The development work covered under the Research Agreement has focused on two distinct peptide classes, exemplified by TRI-999 and TRI-1144 as NGFI candidates. Based on the results of certain preclinical studies, TRI-1144 met the criteria established by Trimeris and Roche for further development and is being advanced as the lead preclinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be further developed. In March 2007, the Company entered into an agreement whereby Trimeris now has the sole right to continue development of TRI-1144. The Company is currently reviewing its strategic options regarding this program. Prior to the execution of this agreement, Roche and Trimeris shared costs related to the research and development equally.

10.    OTHER COLLABORATIONS

In July 2001, the Company entered into a non-exclusive agreement with Array to discover orally-available small molecule fusion inhibitors of HIV and respiratory syncytial virus. In April 2002, the Company entered into a non-exclusive agreement with Neokimia to discover and develop small molecule HIV fusion inhibitors. Array and Neokimia will be entitled to receive payments and royalties based on achievement of certain developmental and commercial milestones. In June 2004, Trimeris and Array announced the renewal of their Research Agreement. As part of this renewed agreement, Trimeris will screen small molecule compounds created by Array, against HIV entry inhibitor targets. The terms of the agreement are substantially similar to those of the initial agreement, signed in 2001. The research term of the agreement expired according to the terms of the agreement on December 31, 2005. There are no research activities currently being performed pursuant to either of these agreements, although the agreements remain in effect.

The Company has an exclusive, worldwide, royalty-bearing license from the New York Blood Center (“NYBC”) under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license, the

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Company is required to pay the NYBC a royalty in the amount equal to one-half of one percent of Net Sales (as defined in the license) of FUZEON sold by Trimeris, or by a sublicensee, in any calendar year, until such time as $100 million of Net Sales is attained; after which the Company will pay the NYBC a royalty in an amount equal to one-quarter of one percent of Net Sales of FUZEON sold by Trimeris and any sublicensee in any calendar year in any country where the NYBC has a pending, or issued, unexpired and valid claim contained in the licensed patents. The obligation to pay royalties to the NYBC under the Company’s exclusive license to the patents ends on August 22, 2012. We recognized expense of approximately $773,000, $717,000 and $575,000 during 2006, 2005, and 2004, respectively, for royalty payments due to the NYBC related to the sales of FUZEON. Trimeris and NYBC are currently in discussions regarding the correct interpretation of the license agreement as applied to the calculation of the royalty. We have taken into account various possible outcomes of these discussions in the course of our financial reporting and do not expect the results of these discussions to have a material impact on our financial statements.

In June 2005, the Company entered into a drug discovery and development agreement with ChemBridge Research Laboratories, Inc. (“CRL”). Under the terms of the agreement, Trimeris and CRL will work together to discover and develop small molecule inhibitors of HIV. Specifically, pursuant to the agreement, the Company is working with CRL to identify small molecule inhibitor compounds against two HIV entry targets. Trimeris and CRL will collaborate to identify orally active lead compounds and then optimize preclinical candidates. Trimeris will be responsible for preclinical and clinical development, manufacturing, regulatory and commercial activities on a worldwide basis for all compounds and products resulting from the collaboration. Trimeris will provide funding to CRL to support medicinal chemistry efforts, and CRL will work exclusively with the Company on these programs. CRL will be eligible to receive milestone payments based on the achievement of specific development and commercial events, and may also be eligible to receive royalties on net product sales. As of December 31, 2006, there are no research activities currently being performed pursuant to the agreement although the agreement itself remains in effect.

11.    COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Under the Development and License Agreement, Trimeris and Roche are obligated to share the future development expenses for FUZEON and T-1249 for the United States and Canada.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $503,000 as of December 31, 2006.

12.    REDUCTION IN WORKFORCE

During November 2006, the Company announced a shift in strategic emphasis and reorganization to focus on FUZEON profitability and research and early stage development. With this shift in strategic emphasis, the Company reduced its workforce by approximately 25% and recognized expense of $3.2 million for severance and other costs in the fourth quarter of 2006. Of the $3.2 million total expense, $64,000 was paid as of December 31, 2006.

During January 2004, the Company and Roche put further clinical development of T-1249 on hold. In connection with this programmatic change, the Company reduced its workforce by approximately 25% and recognized related expenses of $450,000 during the year ended December 31, 2004.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

13.    SUBSEQUENT EVENTS

Research Agreement Amendment

On March 13, 2007 the Company entered into an agreement with Roche that amends the terms of the Research Agreement whereby all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor peptides falling under the Research Agreement, which includes the lead drug candidate TRI-1144, will revert to Trimeris. Trimeris will have the right to develop and commercialize TRI-1144 as it chooses. Trimeris will pay to Roche a low single digit royalty on future net sales of our lead NGFI candidate, TRI-1144, up to a specified limit. Roche and Trimeris will share all costs associated with the TRI-1144 joint research program incurred through March 13, 2007. Roche retains its right to conduct research on certain HIV gp41 fusion inhibitor peptides at Roche’s cost for a specified period of time. Trimeris retains the right to opt-in and co-develop with Roche any one of these peptides under a 50-50 cost and profit split worldwide.

The Company is currently reviewing its strategic options regarding this program. Prior to the execution of this agreement, Roche and Trimeris shared costs related to the research and development equally. Beginning on March 14, 2007, any future costs related to research and development that may be incurred will be borne solely by Trimeris. The impact of regaining full control over the TRI-1144 development program on our future financial position, operating results and cash flows will depend on several factors including the Company’s determination for the strategic direction of the NGFI program. Management is in the process of analyzing the financial implications of the amendment.

Changes in Executive Officers

Dani P. Bolognesi, Chief Executive Officer and Chief Scientific Officer announced his retirement effective March 16, 2007. Dani will remain on the Board of Directors until the next annual meeting of Trimeris’ Stockholders.

Robert R. Bonczek, Chief Financial Officer announced his retirement effective April 30, 2007.

E. Lawrence Hill, Jr. was appointed President and Chief Operating Officer effective March 12, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

March 16, 2007	/s/ DANI P. BOLOGNESI
Dani P. Bolognesi Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANI P. BOLOGNESI Dani P. Bolognesi, Ph.D.	Chief Executive Officer, Chief Scientific Officer and Vice Chairman of the Board of Directors	March 16, 2007

/s/ ROBERT R. BONCZEK Robert R. Bonczek	Chief Financial Officer and General Counsel (principal financial officer)	March 16, 2007

/s/ ANDREW L. GRAHAM Andrew L. Graham	Director of Finance and Secretary (principal accounting officer)	March 16, 2007

/s/ JEFFREY M. LIPTON Jeffrey M. Lipton	Chairman of the Board of Directors	March 16, 2007

/s/ E. GARY COOK E. Gary Cook, Ph.D.	Director	March 16, 2007

/s/ FELIX J. BAKER Felix J. Baker	Director	March 16, 2007

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 16, 2007

/s/ J. RICHARD CROUT J. Richard Crout, M.D.	Director	March 16, 2007

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 16, 2007

EXHIBIT INDEX

(a)	Exhibits

3.1(r)	Second Amended and Restated Bylaws of the Registrant.

3.2(r)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

4.1*	Specimen certificate for shares of Common Stock.

4.2(r)	Description of Capital Stock (contained in the Fifth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1*	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2(t)	Trimeris, Inc. Amended and Restated Stock Incentive Plan. †

10.3*	Trimeris, Inc. Employee Stock Purchase Plan. †

10.4*	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.5*	Form of Indemnification Agreements.

10.6*	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.7(g)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan. †

10.8(g)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan. †

10.9(p)	Executive Employment Agreement between Trimeris and Dani P. Bolognesi dated August 9, 2005.

10.10(p)	Incentive Stock option Agreement between Trimeris and Dani P. Bolognesi dated August 9, 2005.

10.11(h)	Executive Employment Agreement between Trimeris, Inc. and George W. Koszalka dated June 21, 2004. †

10.12(i)	Executive Employment Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 8, 2004. †

10.13(i)	Incentive Stock Option Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.14(i)	Restricted Stock Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.15(a)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.16(a)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.17(a)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.18(h)	Sublease Agreement between Trimeris, Inc. and PPD Development, LP dated June 30, 2004.

10.19(h)	Lease Agreement and Amendments between PPD Development, LP (formerly PPD Pharmaco, Inc.) and Weeks Realty, LP relating to Sublease Agreement filed as Exhibit 10.18 hereto

10.20(b)	Executive Agreement between Trimeris and Robert R. Bonczek dated January 7, 2000. †

10.21(d)	Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd, and Hoffmann-La Roche, Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.22(e)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.23(j)	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. And Hoffmann-La Roche Inc. dated November 13, 2003. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.)

10.24(f)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.25(h)	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004.

10.26(k)	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.)

10.27(l)	Description of non-management director compensation arrangements.

10.28(m)	Letter Agreement between Trimeris, Inc. and Roche Laboratories, Inc. dated May 12, 2005.

10.29‡	Collaboration, Development and License Agreement between Trimeris, Inc. and ChemBridge Research Laboratories, Inc. dated June 8, 2005.

10.30(o)	License Agreement between The Regents of the University of California and Roche and Trimeris for Method of Preventing and Treating a Viral Condition by Inhibiting Membrane Fusion dated June 27, 2005.

10.31(q)	Letter of Amendment with F. Hoffman-La Roche, Ltd. And Hoffman-La Roche, Inc. dated September 2, 2005.

10.32(s)	Trimeris, Inc. Incentive Pay Plan. †

10.33	401(k) Plan Amendment

10.34(u)	Second Amendment to the Research Agreement between Roche and Trimeris (effective as of December 31, 2005).

10.35(v)	Amended and Restated Severance Pay Plan, effective date December 3, 2006

10.36(w)	Third Amendment to the Research Agreement between Roche and Trimeris (effective August 15, 2006)

10.37	Letter of agreement with F. Hoffman–La Roche, Ltd. Dated March 13, 2007

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification by Dani P. Bolognesi as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by Dani P. Bolognesi as Chief Executive Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(b)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 1999.
(c)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(d)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(e)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed on May 11, 2001.

(f)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.
(g)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.
(h)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(i)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 10, 2004.
(j)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K/A for the year ended December 31, 2003, filed with the Commission on October 15, 2004.
(k)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, filed with the Commission on October 15, 2004.
(l)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2004.
(m)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on May 12, 2005.
(n)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on June 14, 2005.
(o)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on June 27, 2005.
(p)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on August 10, 2005.
(q)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 26, 2005.
(r)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(s)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2006.
(t)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2005.
(u)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on February 21, 2006.
(v)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on December 7, 2006.
(w)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 7, 2006.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.

S-4