Form 10-K/A
period 2006-12-31
TRIMERIS INC
filed 2007-04-30
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 0-23155

TRIMERIS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	56-1808663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3500 Paramount Parkway Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

(919) 419-6050

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act and Title of Class:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2006 was approximately $170,661,000 (based on the last sale price of such stock as reported by The NASDAQ Stock Market, LLC, on its NASDAQ Global Market on June 30, 2006).

The number of shares of the registrant’s common stock outstanding as of April 17, 2007 was 22,142,527

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Trimeris, Inc. is filing this Amendment No. 1, or the Amended Report, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2007 (the “Original Report”), in order to add certain information originally intended to be incorporated by reference from our Definitive Proxy Statement for our 2007 annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended.

Since we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amended Report to add information required by Part III of Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act as amended, we hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. This Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

All references to the “Company”, “Trimeris”, “we”, “us”, or “our” in this Amended Report mean Trimeris, Inc.

***

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our executive officers and directors as of April 24, 2007:

Name	Age	Position with Company
Jeffrey M. Lipton (1)(2)(3)	64	Chairman of the Board

Julian C. Baker (3)	40	Director

Felix J. Baker, Ph.D. (2)	38	Director

Dani P. Bolognesi, Ph.D.	66	Vice Chairman of the Board

E. Gary Cook, Ph.D. (1)(2)(3)	62	Director

J. Richard Crout (1)	77	Director

Kevin C. Tang (2)(3)	40	Director

E. Lawrence Hill, Jr.	56	Chief Operating Officer and President

Robert R. Bonczek	62	Chief Financial Officer and General Counsel

Andrew L. Graham	37	Director of Finance (Principal Accounting Officer) and Secretary

(1)	Member of the Audit and Finance Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nomination and Governance Committee

Dani P. Bolognesi, Ph.D., a founder of Trimeris, has been a director since its inception and first served as Chief Executive Officer of the Company from 1999 through August 2005. Dr. Bolognesi also served as Chief Executive Officer and Chief Scientific Officer from November 2006 through March 2007. Dr. Bolognesi currently serves as Vice Chairman of the Board of Directors and will retire from the board of directors effective at the 2007 annual meeting of stockholders. Dr. Bolognesi held a number of positions at Duke University from 1971 to March 1999, including, James B. Duke Professor of Surgery, Professor of Microbiology/Immunology, Vice Chairman of the Department of Surgery for Research and Development and Director of the Duke University Center for AIDS Research from 1989 to March 1999. From 1988 to March 1999, Dr. Bolognesi was the Director of the Central Laboratory Network that supports all HIV vaccine clinical trials sponsored by the National Institutes of Health. Dr. Bolognesi received his Ph.D. degree in Virology from Duke University and a B.S. degree from Rensselaer Polytechnic Institute.

E. Lawrence Hill, Jr. joined Trimeris as Acting Chief Operating Officer and President in March 2007. Mr. Hill is President and a founding principal of Hickey & Hill, which was founded in 1984. Mr. Hill has significant management experience working with companies that have engaged Hickey & Hill to provide advisory services. In 2006, Mr. Hill served as Chief Executive Officer of Border Foods, Inc. Prior to that, during the period from 2003 to 2005, Mr. Hill was CEO of Deltagen, Inc., a leading provider of drug discovery tools and services to the biopharmaceutical industry. In the past five years, Mr. Hill has also personally been involved in management advisory assignments with iLogistix, Centerpoint Broadband Technologies and Signature Fruit LLC, where he served as interim CEO. Mr. Hill is a graduate of Stanford University, where he received a B.S. in Electrical Engineering and a M.S. in Industrial Engineering.

Robert R. Bonczek joined Trimeris as a consultant in March 1997. He was named Acting Chief Administrative Officer and Acting Chief Financial Officer in September 1999, was named Chief Financial Officer in March 2000 and was named General Counsel in April 2000. From 1991 until 2001, Mr. Bonczek acted in a consulting capacity for Donaldson, Lufkin & Jenrette, an investment bank, and for Wilmer Cutler Pickering Hale and Dorr LLP (formerly Wilmer Cutler & Pickering), a law firm. Since 1991, Mr. Bonczek has served as President of AspenTree Capital, a financial services and investment management company. Prior to 1991, Mr. Bonczek was with E.I. Du Pont de Nemours & Co., a chemical company, for 24 years, holding a number of senior management positions. Mr. Bonczek received his J.D. degree from the University of North Carolina at Chapel Hill, his M.B.A. from The Wharton School at the University of Pennsylvania and a B.A. degree from the University of North Carolina at Chapel Hill. In March 2007, Mr. Bonczek announced his retirement from the Company effective April 30, 2007.

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

Jeffrey M. Lipton has been a director of Trimeris since June 1998 and has been Chairman of the Board since June 1999. Since July 1998, Mr. Lipton has been President and Chief Executive Officer of NOVA Chemicals Corporation. Previously, Mr. Lipton served as Senior Vice President and Chief Financial Officer of NOVA Corporation from February 1994 until September 1994. From September 1994 to July 1998 he was President of NOVA Corporation. Prior to NOVA, Mr. Lipton worked with E.I. Du Pont de Nemours & Co. for almost three decades, where he held a number of senior management positions. Mr. Lipton serves on the Board of Directors of NOVA Chemicals Corporation and is a Director of Hercules Incorporated and United States Steel Corporation. Mr. Lipton is a Director of the Canadian Council of Chief Executives and serves on the board of the Pittsburgh Cancer Institute Council. Mr. Lipton received his M.B.A. from Harvard University and a B.S. degree from Rensselaer Polytechnic Institute.

Felix J. Baker, Ph.D. has served as a director of Trimeris since April 2004. Dr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Julian Baker, founded in 2000. Dr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly traded life sciences companies. Dr. Baker’s career as a fund-manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. Dr. Baker holds a B.S. and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school. He is also a director of Neurogen Corporation, Conjuchem Inc., and Seattle Genetics, Inc.

Julian C. Baker has served as a director of Trimeris since April 2004. Mr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Felix Baker, Ph.D., founded in 2000. Mr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for university endowments and foundations, which are focused on publicly traded life sciences companies. Mr. Baker’s career as a fund-manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. Previously, Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of Credit Suisse First Boston Corporation. He is also a director of Incyte Corporation, Neurogen Corporation, Genomic Health, Inc. and Theravance, Inc. Mr. Baker holds an A.B. magna cum laude from Harvard University.

E. Gary Cook, Ph.D. has been a director of Trimeris since February 2000. Prior to his retirement in 1999, Dr. Cook was Chairman, President and Chief Executive Officer of Witco Corporation, a global specialty chemical company. From 1994 to 1996, he was President and Chief Operating Officer of Albemarle Corporation, a global specialty chemicals company spun off from Ethyl Corporation of which Dr. Cook was a Senior Vice President, President-Chemicals, and a member of the board. Prior to his service with Ethyl, Dr. Cook was with E.I. DuPont de Nemours & Co. for 23 years, holding a number of senior management positions, including Vice President, Medical Products and Vice President, Corporate Plans. Dr. Cook serves as the Chairman of the Board of Directors of the Louisiana-Pacific Corporation, a building products company. He also is Chairman of two private companies, Integrated Environmental Technologies, LLC and LRM Industries, LLC. Dr. Cook received his Ph.D. in Chemistry from Virginia Tech and a B.S. in Chemistry from the University of Virginia.

J. Richard Crout, M.D. has been a director of Trimeris since November 1998. Since 1994, Dr. Crout has been President of Crout Consulting, a firm that provides consulting advice to pharmaceutical and biotechnology companies on the development of new products. From 1984 to 1993, Dr. Crout was Vice President, Medical and Scientific Affairs with Boehringer Mannheim

Pharmaceuticals Corp. From 1973 to 1982, Dr. Crout was Director of the Bureau of Drugs, now known as the Center for Drug Evaluation and Research at the U.S. Food and Drug Administration. Dr. Crout received his M.D. degree from Northwestern University Medical School and an A.B. degree from Oberlin College. In April 2007, Dr. Crout announced his intention to not stand for re-election at the 2007 annual meeting of stockholders; Dr. Crout will remain a director and continue to serve as the Chairman of the Audit Committee until the 2007 annual meeting of stockholders.

Kevin C. Tang has been a director of Trimeris since August 2001. Mr. Tang is the Managing Director of Tang Capital Management, LLC, a life sciences-focused investment company he founded in August 2002. From September 1993 to July 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Mr. Tang currently serves as a director of Ardea Biosciences, Inc, a publicly traded life sciences company. Mr. Tang also serves as a director of two private companies, Radpharm, Inc. and Prospect Therapeutics, Inc. Mr. Tang received a B.S. degree from Duke University.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission, or the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting person that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2006.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and Director of Finance. Stockholders may request a free copy of our Code of Ethics by contacting Trimeris, Inc., Attention: Legal Counsel, 3500 Paramount Parkway, Morrisville, North Carolina 27560.

To date, there have been no waivers under our Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Ethics or any waivers, if and when granted, of our Code of Ethics on a Form 8-K filed within four business days following the date of such amendment or waiver.

Corporate Governance

Our board of directors has appointed an Audit Committee, comprised of Dr. J. Richard Crout, as Chairman, Mr. Jeffery M. Lipton and Dr. E. Gary Cook. The board of directors has determined that Mr. Lipton and Dr. Cook each qualifies as an Audit Committee Financial Expert under the definition outlined by the SEC. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the current rules of The NASDAQ Stock Market and SEC rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our Compensation Philosophy and Objectives

We believe that compensation of our executive officers should encourage creation of stockholder value and achievement of strategic corporate objectives, attract and retain qualified, skilled and dedicated executives on a long-term basis, reward past performance, and provide incentives for future performance. Our goal is to align the interests of our stockholders and management by integrating compensation with our annual and long-term corporate and financial objectives. The Company’s Incentive Pay Plan, which governs the payment of bonuses to employees and executives, ties many of the short-term objectives to specific cash incentives. In addition, we believe that equity ownership by employees encourages a longer-term view of corporate successes. In order to attract and retain qualified personnel, we strive to offer a total compensation package competitive with companies in the biopharmaceuticals industry, taking into account the relative size and performance of the Company as well as an individual’s contributions.

In setting the level of cash and equity compensation for our executive officers, the Compensation Committee of our board of directors considers various factors, including the performance of the Company and the individual executive’s performance during the year, the uniqueness and relative importance of the executive’s skill set to the Company, the executive’s expected future contributions to the Company, the level of the executive’s stock ownership and the Company’s compensation philosophy for all employees. While the Compensation Committee did not use a compensation consultant to assist in determining executive compensation for 2006, the Compensation Committee reviewed third-party survey data with respect to a peer group of biotechnology and biopharmaceutical companies, which included competitive information relating to compensation levels for comparable positions in those industries. When establishing each element of an executive officer’s compensation, the Compensation Committee also takes into consideration the executive’s historical cash and equity compensation, level of equity ownership, and total current and potential compensation.

We have entered into employment agreements with certain of our executive officers as described below. We believe that formal employment arrangements facilitate our ability to attract and retain top management talent. We do not have a stock ownership or stock retention policy that requires executive officers to own stock in Trimeris or retain shares acquired upon the exercise of options. All employees are eligible to participate in our employee stock purchase plan and we make matching contributions to employee 401(k) plan accounts in the form of Trimeris common stock. In the past, we have matched up to 100% of 401(k) contributions for eligible employees and executive officers.

We generally intend to qualify executive compensation for deductibility without limitation under section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1 million per year. None of the non-exempt compensation we paid to any of our executive officers for 2006 as calculated for purposes of section 162(m) exceeded the $1 million limit.

Elements of Executive Compensation

Our compensation structure for executive officers consists of a combination of salary and stock options; executives are eligible for a cash bonus as well. We do not have programs providing for personal-benefit perquisites to officers other than providing long-term disability insurance coverage. The Compensation Committee annually reviews executive officer compensation.

Base Salary. Our Compensation Committee reviews base salaries for executive officers on an annual basis, considering recommendations by the Chief Executive Officer for executive officers other than the Chief Executive Officer, and adjusts salaries based on individual and company performance. The Compensation Committee also considers market information and the base salaries and other incentives paid to executive officers of other similarly sized companies within our industry and other companies in our geographic location. However, the Compensation Committee does not limit its decisions to or target any particular range or level of total compensation paid to executive officers at these companies.

Performance Incentive Awards. Employees of the Company are eligible to participate in the Trimeris, Inc. Incentive Pay Plan (the “Plan”) which sets forth the structure under which annual cash bonuses may be paid. The Plan addresses the short-term incentive component of employee compensation and is structured to motivate, reward and retain employees by aligning compensation with the achievement of strategic corporate goals, as well as individual performance objectives. Each employee has an incentive pay target, expressed as a percentage of his or her base salary for the year. The amount of a specific employee’s target varies according to the employee’s role in the Company, his or her salary grade and the terms of any employment agreement to which such employee is party. The Compensation Committee, in consultation with management, meets early in the year to establish the Company’s goals for the year with respect to the Plan.

In determining incentive pay, the Compensation Committee evaluates the Company’s performance at year-end by assessing a number of financial, operational and business development factors, including sales, cash flow, share price, developments in its research programs, pursuit of growth opportunities and the achievement of other business and operating objectives, all in light of economic conditions. The factors can be divided into three separate categories: (1) financial goals, (2) business development goals and (3) operational goals. The Compensation Committee, at its discretion, adjusts the composition and priority of these goals to coincide with changes in our business and competitive landscape and to fully align management’s efforts with our short- and long-term corporate objectives. The Compensation Committee assigns the Company a performance rating on the basis of the Company’s achievement of goals in the areas described above. The total amount available for incentive payments is established on the basis of each employee’s target for incentive pay and is adjusted on the basis of the Company’s achievement of the corporate goals. Once the total amount available for payment of performance incentive pay is determined, individual incentive awards are calculated based on the individual’s target percentage, his or her individual performance, and the achievement of the Company’s performance goals. Each employee is given a performance rating by his or her supervisor to reflect the employee’s performance against his or her individual goals and expectations for the year. Individual performance factors can impact individual awards over a range of 50 to 150% and are multiplied against the employee’s target level. The result is a range for individual awards from 0-75% of base salary.

In February 2007, bonuses totaling $463,900 were awarded to the Named Executive Officers that were employed with us as of December 31, 2006, (Mssrs. Bolognesi, Skolsky, Bonczek and Graham) for corporate achievements in 2006, which included increases in FUZEON sales, achieving certain financial goals and progress in the development of our next generation fusion inhibitors resulting in the advancement of TRI-1144 as the pre-clinical development candidate and offset by the performance of Company’s’ stock compared to similar companies.

Equity-Based Compensation. Our Compensation Committee administers our stock option plan for executive officers, employees, consultants and outside directors, under which it grants options to purchase our common stock with an exercise price equal to the fair market value of a share of our common stock on the date of grant, which is the closing price on the date of grant. We do not coordinate the timing of equity award grants with the release of financial results or other material announcements by the Company; our annual equity grants are made in connection with the annual meeting of stockholders and on the first trading day in October, January, and April.

We believe that providing executive officers who have responsibility for our management and growth with an opportunity to increase their stock ownership aligns the interests of the executive officers with those of our stockholders. Stock options provide value to recipients only if our stock price increases (which benefits all stockholders and also allows us to conserve cash) and only if the executive or employee remains employed by the Company through the vesting date.

Accordingly, the Compensation Committee also considers option grants to be an important aspect in compensating and providing incentives to management and employees. Each executive officer is initially granted an option at the start of their employment. The amount of the grant is based on the scope of the employee’s responsibilities, relevant prior experience and market conditions. These initial grants vest monthly over four years. We believe that vesting over a four year term is an appropriate length to compensate executives for their contribution over a period of time and to provide an incentive to focus on our longer term goals. The Compensation Committee also sets annual grants as part of its annual compensation review process. The Compensation Committee determines the number of shares underlying each stock option grant based upon the executive officer’s and the Company’s performance, the executive officer’s role and responsibilities, the executive officer’s base salary, and comparison with comparable awards to individuals in similar positions in our industry.

While equity incentive compensation is generally in the form of stock options grants, we have on occasion used restricted stock as a component of compensation. Restricted stock grants have been limited to a grant to all employees that occurred in 2004 and grants to certain executive employees in connection with entering into an employment agreement.

Benefits. Benefits offered to our executive officers are substantially the same as those offered to all our regular employees and generally include medical insurance, dental insurance, 401(k) plan, employee stock purchase plan, disability insurance, life insurance and flexible spending account. In 2006, Mssrs. Skolsky, Bolognesi and Bonczek were entitled to up to $10,000 of retirement and tax-planning services annually per their employment agreements.

Employment Agreements. We have entered into employment agreements with some of our Named Executive Officers as described below. We believe these types of arrangements to be an important part of an executive’s compensation package and enhance our ability to attract and retain top management talent. In addition to the specific rights set forth in any agreement, in the event of any change in control, options and restricted stock granted pursuant to the Amended and Restated Stock Incentive Plan contain a change in control provision, which provides for the immediate vesting in full of all grants of options or lapse of all restrictions for restricted stock.

Named Executive Officers

The 2006 Summary Compensation Table, 2006 Grants of Plan-Based Awards Table and the tables that follow provide compensation information for those serving as our named executive officers at the end of 2006, including Steven D. Skolsky, as Chief Executive Officer (through November 14, 2006), Dani P. Bolognesi, as Chief Scientific Officer and Chief Executive Officer (beginning November 14, 2006), Robert R. Bonczek, as Chief Financial Officer, and Andrew L. Graham, as Director of Finance (Principal Accounting Officer).

2006 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Non- Equity Incentive Plan ($) (1)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Steven D. Skolsky Chief Executive Officer (formerly)	2006	487,008	133,900	144,277	(2)(3)	659,066	(6)	1,654,984	(7)(8)	3,079,235

Dani P. Bolognesi, Ph.D. Chief Executive Officer and Chief Scientific Officer	2006	472,008	190,000	147,527	(2)(4)	625,460	(6)	16,038	(8)	1,451,033

Robert R. Bonczek Chief Financial Officer and General Counsel	2006	315,000	120,000	73,999	(2)(5)	294,059	(6)	16,038	(8)	819,096

Andrew L. Graham Director of Finance	2006	139,008	20,000	—		27,143	(6)	15,839	(8)	201,990

(1)	See “Performance Incentive Awards” under the Elements of Executive Compensation section of Compensation Discussion and Analysis.
(2)	Represents the compensation expense related to outstanding restricted stock we recognized for the year ended December 31, 2006 under Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, rather than amounts paid to or realized by the named individual and includes expenses we recognized in 2006 for restricted stock grants in prior periods. Compensation expense is determined by computing the fair value of the restricted stock on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the restricted stock vesting term. See Note 6 of Notes to our Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K under the heading “Restricted Stock.” The SFAS 123R value of a restricted stock grant as of the grant date is spread over the number of months in which the restricted stock is subject to vesting and includes ratable amounts expensed for restricted stock grants in prior years. There can be no assurance that the restrictions will be lifted (in which case no value will be realized by the individual) or that the value on disposition will approximate the compensation expense we recognized.
(3)	Mr. Skolsky was awarded 50,000 shares of restricted stock in connection with entering into an Executive Employment Agreement with the Company in September 2004.
(4)	Dr. Bolognesi was granted 31,300 shares of restricted stock in June 2004.
(5)	Mr. Bonczek was granted 15,700 shares of restricted stock in June 2004.
(6)	Represents the compensation expense related to outstanding options we recognized for the year ended December 31, 2006 under SFAS 123R rather than amounts paid to or realized by the named individual, and includes expense we recognized in 2006 for option grants in prior periods. Compensation expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term. See Note 6 of Notes to our Consolidated Financial Statements set forth in Item 8 of this Report for the assumptions made in determining SFAS 123R values. The SFAS 123R value of an option as of the grant date is spread over the number of months in which the option is subject to vesting and includes ratable amounts expensed for option grants in prior years. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we recognized.
(7)	Includes $1,628,946 in severance benefits Mr. Skolsky became eligible to receive upon his receipt of notice of termination in November 2006; the severance benefits are described in further detail under the section entitled “Severance and Change in Control Arrangements with Named Executive Officers.” Also includes $10,000 in tax preparation and financial planning fees paid by the Company on Mr. Skolsky’s behalf pursuant to the terms of Mr. Skolsky’s employment agreement.

(8)	Beginning in 1998, we matched up to 100% of a participant’s annual contributions to the Trimeris Employee 401(k) Plan with common stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the annual contributions to be matched divided by the closing price of the common stock on the last trading day of the year. The dollar amount of matching contributions were calculated using the closing stock price on the date of grant. On December 31, 2006, the closing price was $12.71. On December 31, 2006, Mr. Skolsky received 1,180 shares of stock. Mr. Skolsky is vested in 50% of these shares. On December 31, 2006, Dr. Bolognesi received 1,180 shares of stock, and as of April 17, 2007, is vested in all of those shares of stock. On December 31, 2006, Mr. Bonczek received 1,180 shares of stock and as of April 17, 2007, is vested in all of those shares of stock. On December 31, 2006, Mr. Graham received 1,180 shares of stock. Mr. Graham is vested in 50% of these shares. In 2006, we paid long-term disability insurance premiums of approximately $1,000 on behalf of each of the named executive officers.

2006 Grants of Plan-Based Awards

The following table sets forth information on grants of options to purchase shares of our common stock in 2006 to our named executive officers:

Name	Grant Date (1)		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)				All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ per share)	Grant Date Fair Value of Option Awards ($)
			Threshold ($)		Target ($)	Maximum ($)
Steven D. Skolsky	1/3/06	(3)					16,618	11.79	102,865
	4/3/06	(3)					16,618	12.80	123,643
	8/9/06	(4)					18,750	8.79	82,875
	10/2/06	(5)					18,750	8.58	90,563
	N/A		—	(6)	243,504	365,256

Dani P. Bolognesi, Ph.D.	1/3/06	(3)					9,054	11.79	56,044
	4/3/06	(3)					9,054	12.80	67,364
	8/9/06	(4)					9,375	8.79	41,438
	10/2/06	(5)					9,375	8.58	45,281
	N/A		—	(6)	236,004	236,004

Robert R. Bonczek	1/3/06	(3)					9,054	11.79	56,044
	4/3/06	(3)					9,054	12.80	67,364
	8/9/06	(4)					9,375	8.79	41,438
	10/2/06	(5)					9,375	8.58	45,281
	N/A		—	(6)	126,000	141,750

Andrew L. Graham	1/3/06	(3)				1,696	11.79	10,498
	4/3/06	(3)				1,696	12.80	12,619
	8/9/06	(4)				2,813	8.79	12,433
	10/2/06	(5)				2,813	8.58	13,587
	N/A		0	34,752	52,128

(1)	Stock option awards are granted pursuant to the Trimeris, Inc. Stock Incentive Plan. We typically authorize the grant of stock options at a meeting of our board of directors scheduled to coincide with our annual meeting of stockholders. At that time, the board of directors approves the aggregate number of shares to be awarded to an officer or employee. The award is divided into four equal grants. The first grant occurs on the day of the board meeting. The remaining grants take place on the first trading day of October, January and April. The exercise price for the grant is the closing price on the grant date.
(2)	Actual amounts paid in February 2007 based on our Compensation Committee’s review of corporate performance and individual achievements for fiscal 2006 are included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. See “Compensation Discussion and Analysis – Elements of Executive Compensation – Performance Incentive Awards” for a description of this Plan.
(3)	The grant of these stock options was approved at a meeting of our board of directors that took place on August 9, 2005. These options vest monthly over three years, beginning August 9, 2006.
(4)	The grant of these stock options was approved at a meeting of our board of directors that took place on August 9, 2006. These options vest 100% on August 9, 2007.
(5)	The grant of these stock options was approved at a meeting of our board of directors that took place on August 9, 2006. These options vest monthly over three years, beginning August 9, 2007.
(6)	There is no minimum bonus requirement.

Employment Agreements

In September 2004, we entered into an employment agreement with Mr. Skolsky, in connection with becoming our Chief Executive Officer. Under the agreement, Mr. Skolsky was entitled to receive an annual salary of $450,000, as well as other compensation, including bonus opportunities based upon the achievement of financial and other performance criteria. In addition, under the agreement, Mr. Skolsky received a grant of an option to purchase 350,000 shares of the Company’s common stock and a grant of 50,000 shares of restricted stock. The employment agreement provided for reimbursement to Mr. Skolsky for financial planning and tax preparation (including a gross-up for any taxes incurred on payment for these services) up to a maximum of $10,000 per year. On November 14, 2006, the Company delivered to Mr. Skolsky a notice of termination without cause. Pursuant to his employment agreement, Mr. Skolsky became entitled to certain severance payments and benefits upon termination, including two times his base salary plus his Target Bonus (as defined in the employment agreement). In addition, pursuant to his employment agreement, Mr. Skolsky was also entitled to receive a pro rata bonus for 2006, based on actual results for the year. As a condition to receiving severance benefits, Mr. Skolsky is subject to non-competition restrictions for one year following from the date of termination. See “Severance and Change in Control Arrangements with Named Executive Officers” below.

In March 2007, we entered into an employment agreement with Dr. Bolognesi to serve as the Company’s Chief Executive Officer and Chief Scientific Officer. The employment agreement has an effective date of November 14, 2006, which coincides with the date that Dr. Bolognesi became Chief Executive Officer. On March 11, 2007, the Company requested Dr. Bolognesi’s retirement from the Company and Dr. Bolognesi agreed to retire from the positions of Chief Executive Officer and Chief Scientific Officer. Pursuant to his employment agreement, Dr. Bolognesi became entitled to certain severance payments and benefits upon termination of his employment, including two times his base salary plus his Target Bonus (as defined in the employment agreement). Pursuant to his retirement agreement, Dr. Bolognesi is vested in 100% of the 31,300 shares of restricted stock granted to him in June 2004. In addition, on March 16, 2009, Dr. Bolognesi will become vested in 100% of the 50,000 shares of restricted stock he received in connection with his employment agreement. As a condition to receiving severance benefits, Dr. Bolognesi is subject to non-competition restrictions for one year following from the date of termination. Pursuant to his employment agreement, the Company will maintain medical insurance coverage for Dr. Bolognesi. The Company will pay 100% of the cost of Dr. Bolognesi’s medical insurance premiums for two years after which the Company will pay 50% of the cost of premiums. The medical coverage cannot be cancelled by Trimeris or any successor. In connection with his retirement, Dr. Bolognesi is eligible to participate in the Trimeris Retirement Plan which extends the time period in which retirees may exercise any vested options to the option’s expiration date. Dr. Bolognesi will remain a member of the board of directors until the 2007 annual meeting of stockholders. See, “Severance and Change in Control Arrangements with Named Executive Officers” below.

In March 2007, we entered into an employment agreement with Mr. Bonczek, our Chief Financial Officer and General Counsel. The purpose of this employment agreement was to bring the terms of Mr. Bonczek’s employment closer in line with that our Chief Executive Officer. The agreement has an effective date of November 14, 2006, which coincides with the date that Dr. Dani Bolognesi became Chief Executive Officer. On March 11, 2007, the Company delivered to Mr. Bonczek a request that Mr. Bonczek retire effective April 30, 2007. Pursuant to his employment agreement, Mr. Bonczek will become entitled to certain severance payments and benefits upon termination, including two times his base salary plus his Target Bonus (as defined in the employment agreement). Pursuant to his retirement agreement, Mr. Bonczek is vested in 100% of the 15,700 shares of restricted stock granted to him in June 2004. In addition, on March 16, 2009, Mr. Bonczek will become vested in 100% of the 35,000 shares of restricted stock he received in connection with his employment agreement. As a condition to receiving severance benefits, Mr. Bonczek will be subject to non-competition restrictions for one year following from the date of termination. Pursuant to his employment agreement, the Company will maintain medical insurance coverage for Mr. Bonczek. The Company will pay 100% of the cost of Mr. Bonczek’s medical insurance premiums for two years after which the Company will pay 50% of the cost of premiums. The medical coverage cannot be cancelled by Trimeris or any successor. In connection with his retirement, Mr. Bonczek will be eligible to participate in the Trimeris Retirement Plan which extends the time period in which retirees may exercise any vested options to the option’s expiration date. See “Severance and Change in Control Arrangements with Named Executive Officers” below.

In March 2007, the Company entered into an executive employment agreement with Andrew L. Graham whereby Mr. Graham will serve as the Company’s Director of Finance. The employment agreement is effective as of March 9, 2007, and has a term of one year and may be extended for one year thereafter. Under his employment agreement, Mr. Graham will receive an annual base salary of $144,000. Mr. Graham is entitled to receive other compensation as well, including bonus payments pursuant to the Trimeris, Inc. Incentive Pay Plan. Under the employment agreement, in the event that Mr. Graham’s employment is terminated other than for Cause, death or Disability or upon his resignation for Good Reason (as these terms are defined in the employment agreement), Mr. Graham will be entitled to certain severance payments and benefits, including payment equal to six-months at his then current salary rate in exchange for his execution of a release of claims. Mr. Graham is subject to non-competition restrictions during the term of his employment and for one year thereafter. See “Severance and Change in Control Arrangements with Named Executive Officers” below.

Outstanding Equity Awards at 2006 Fiscal Year-End

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Restricted Stock Shares That Have Not Vested ($) (1)
Steven D. Skolsky	196,875	(2)	153,125	(3)	11.51	9/8/2014
	16,618	(4)	0		12.62	8/9/2015
	1,846	(5)	14,772	(3)	15.65	8/9/2015
	1,846	(5)	14,772	(3)	11.79	8/9/2015
	1,846	(5)	14,772	(3)	12.80	8/9/2015
	—	(4)	18,750	(3)	8.79	8/9/2016
	—	(5)	18,750	(3)	8.58	8/9/2016
							50,000	608,500

Dani P. Bolognesi, Ph.D.	12,000	(6)	0	8.00	4/3/2008
	20,000	(6)	0	8.00	4/3/2008
	7,500	(6)	0	8.00	4/3/2008
	2,500	(7)	0	7.56	6/17/2008
	235,000	(8)	0	11.62	4/21/2009
	23,125	(4)	0	61.87	6/22/2010
	23,125	(5)	0	67.31	6/22/2010
	23,125	(5)	0	46.81	6/22/2010
	23,125	(5)	0	29.00	6/22/2010
	16,525	(4)	0	45.10	6/27/2011
	16,525	(5)	0	35.00	6/27/2011
	16,525	(5)	0	42.09	6/27/2011
	16,525	(5)	0	43.90	6/27/2011
	17,250	(4)	0	42.30	6/27/2012
	17,250	(5)	0	45.23	6/27/2012
	17,250	(5)	0	42.82	6/27/2012
	17,250	(5)	0	40.85	6/27/2012
	13,500	(4)	0	48.38	6/18/2013
	11,250	(5)	2,250	25.37	6/18/2013
	11,250	(5)	2,250	21.01	6/18/2013
	11,250	(5)	2,250	14.96	6/18/2013
	23,500	(4)	0	14.14	6/22/2014
	11,750	(5)	11,750	15.95	6/22/2014
	11,750	(5)	11,750	14.26	6/22/2014
	11,750	(5)	11,750	11.15	6/22/2014
	9,054	(4)	0	12.62	8/9/2015
	28,571	(8)	46,429	12.62	8/9/2015
	1,006	(5)	8,048	15.65	8/9/2015
	1,006	(5)	8,048	11.79	8/9/2015
	1,006	(5)	8,048	12.80	8/9/2015
	—	(4)	9,375	8.79	8/9/2016
	—	(5)	9,375	8.58	8/9/2016
						31,300	380,921

Robert R. Bonczek	3,530	(7)	0	0.34	3/1/2007
	20,000	(6)	0	1.00	8/26/2007
	20,000	(6)	0	8.00	4/3/2008
	50,000	(6)	0	11.62	4/21/2009
	100,000	(8)	0	17.62	10/1/2009
	12,500	(4)	0	61.87	6/22/2010
	12,500	(5)	0	67.31	6/22/2010
	12,500	(5)	0	46.81	6/22/2010
	12,500	(5)	0	29.00	6/22/2010
	8,275	(4)	0	45.10	6/27/2011
	8,275	(5)	0	35.00	6/27/2011
	8,275	(5)	0	42.09	6/27/2011
	8,275	(5)	0	43.90	6/27/2011
	8,625	(4)	0	42.30	6/27/2012
	8,625	(5)	0	45.23	6/27/2012
	8,625	(5)	0	42.82	6/27/2012
	8,625	(5)	0	40.85	6/27/2012
	6,500	(4)	0	48.38	6/18/2013

	5,416	(5)	1,084	25.37	6/18/2013
	5,416	(5)	1,084	21.01	6/18/2013
	5,416	(5)	1,084	14.96	6/18/2013
	11,800	(4)	0	14.14	6/22/2014
	5,900	(5)	5,900	15.95	6/22/2014
	5,900	(5)	5,900	14.26	6/22/2014
	5,900	(5)	5,900	11.15	6/22/2014
	9,054	(4)	0	12.62	8/9/2015
	1,006	(5)	8,048	15.65	8/9/2015
	1,006	(5)	8,048	11.79	8/9/2015
	1,006	(5)	8,048	12.80	8/9/2015
	—	(4)	9,375	8.790	8/9/2016
	—	(5)	9,375	8.580	8/9/2016
						15,700	191,069

Andrew L. Graham	2,916	(9)	2,084	11.95	9/1/2014
	1,696	(4)	0	12.62	8/9/2015
	188	(5)	1,508	15.65	8/9/2015
	188	(5)	1,508	11.79	8/9/2015
	188	(5)	1,508	12.80	8/9/2015
	—	(4)	2,813	8.79	8/9/2016
	—	(5)	2,813	8.58	8/9/2016

(1)	This amount reflects the number of unvested and outstanding restricted stock shares multiplied by $12.17, the closing price of our stock on December 29, 2006.
(2)	These options were granted in connection with an Executive Employment Agreement and vest monthly over four years but in the event of Mr. Skolsky’s death, Disability or termination without Cause (each as defined in the Executive Employment Agreement) within 2 years of the effective date, then, 50% of the options will vest immediately.
(3)	Following termination of his employment, Mr. Skolsky’s unvested, unexercised options were no longer exercisable beyond April 16, 2007.
(4)	These annual option grants vest 100% on the one-year anniversary of the grant date.
(5)	These quarterly option grants vest monthly over three years beginning on the one-year anniversary of the associated annual grant.
(6)	These stock options were granted to the executive as compensation in exchange for consulting services performed prior to the executive’s joining the Company as a full-time employee. The option vested monthly over four years.
(7)	These stock options were granted to the executive as compensation in exchange for consulting services performed prior to the executive’s joining the Company as a full-time employee. The option vested 100% on June 17, 1999.
(8)	These stock options were granted in connection with an Executive Employment Agreement and vest monthly over four years.
(9)	These new hire option grants vest monthly over four years from the date of grant.

Option Exercises in the Year Ended December 31, 2006

Name	OPTION AWARDS
	Number of Shares Acquired on Exercised (#)	Value Realized on Exercise ($)
Steven D. Skolsky	—	—

Dani P. Bolognesi (1)	12,222	151,286

Robert R. Bonczek	—	—

Andrew L. Graham	—	—

(1)	Includes options exercised by Dr. Bolognesi’s wife, covering 7,153 shares with $94,323 realized upon exercise.

SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS

On November 14, 2006, the Company notified Steven Skolsky of his termination from the position of Chief Executive Officer of Trimeris. Pursuant to his employment agreement, Mr. Skolsky is entitled to certain payments and benefits following such termination as follows. Mr. Skolsky continued to receive his salary for 60 days following receipt of notice of termination, consistent with the notice provision of his employment agreement. Mr. Skolsky will continue to receive his salary for a period of two years beginning on January 15, 2007. Mr. Skolsky also will receive $223,212, representing his target bonus for 2006. Mr. Skolsky will receive no salary or bonus payments until July 15, 2007, at which point he will receive a one–time catch up payment followed by monthly payments thereafter. In addition, Mr. Skolsky became vested in 50% of the 50,000 shares of restricted stock he received in connection with becoming CEO. Mr. Skolsky will receive medical and dental benefits in the form of insurance premiums paid on his behalf for a period of one year. As partial consideration for receipt of his termination benefits, Mr. Skolsky agreed to waive any and all claims against the Company. Mr. Skolsky is subject to certain non-competition and non-solicitation provisions in his employment agreement for a period of one-year following termination.

On March 14, 2007, the Company requested the retirement of Dani Bolognesi from the position of Chief Executive Officer and Chief Scientific Officer of Trimeris. Pursuant to his employment agreement, Dr. Bolognesi is entitled to certain payments and benefits upon termination as follows. Upon termination, Dr. Bolognesi received an amount equal to 60 days’ salary in lieu of notice. Dr. Bolognesi will continue to receive his salary for a period of two years beginning on March 16, 2007. Dr. Bolognesi also will receive $254,802, representing his target bonus for 2007. Dr. Bolognesi will receive no salary or bonus payments until September 16,2007, at which point he will receive a one–time catch up payment followed by monthly payments thereafter. Pursuant to his retirement agreement, Dr. Bolognesi is vested in 100% of the 31,300 shares of restricted stock granted to him in June 2004. Pursuant to his employment agreement, the Company will maintain medical insurance coverage for Dr. Bolognesi. The Company will pay 100% of the cost of Dr. Bolognesi’s medical insurance premiums for two years after which the Company will pay 50% of the cost of premiums. The medical coverage cannot be cancelled by Trimeris or any successor. As partial consideration for receipt of his termination benefits, Dr. Bolognesi agreed to waive any and all claims against the Company. In addition, Dr. Bolognesi agreed to remain a member of the Company’s board of directors and to remain available as a scientific consultant to the Company until March 16, 2009. Dr. Bolognesi is subject to certain non-competition and non-solicitation provisions in his employment agreement for a period of one-year following termination. In addition, Dr. Bolognesi and the Company are in discussions regarding the provision of future consulting services.

On March 14, 2007, the Company requested the retirement of Robert Bonczek from the position of Chief Financial Officer and General Counsel of Trimeris. Pursuant to his employment agreement, Mr. Bonczek is entitled to certain payments and benefits upon termination as follows. Upon termination, Mr. Bonczek received an amount equal to 60 days’ salary in lieu of notice. Mr. Bonczek will continue to receive his salary for a period of two years beginning on March 16, 2007. Mr. Bonczek also will receive $145,604, representing his target bonus for 2007. Mr. Bonczek will receive no salary or bonus payments until October 30, 2007, at which point he will receive a one–time catch up payment followed by monthly payments thereafter. Pursuant to his retirement agreement, Mr. Bonczek is vested in 100% of the 15,700 shares of restricted stock granted to him in June 2004. Pursuant to his employment agreement, the Company will maintain medical insurance coverage for Mr. Bonczek. The Company will pay 100% of the cost of Mr. Bonczek’s medical insurance premiums for two years after which the Company will pay 50% of the cost of premiums. The medical coverage cannot be cancelled by Trimeris or any successor. As partial consideration for receipt of his termination benefits, Mr. Bonczek has agreed to waive any and all claims against the Company. Mr. Bonczek is subject to certain non-competition and non-solicitation provisions in his employment agreement for a period of one-year following termination. In addition, Mr. Bonczek and the Company are in discussions regarding the provision of future consulting services.

As of December 31, 2006, Andrew Graham, the Company’s Director of Finance, was not subject to a separate arrangement with the Company that provided severance or change in control payments beyond those offered to all employees. In March of 2007, Mr. Graham and the Company entered into an employment agreement that calls for the payment of certain benefits in the event of either severance or a change of control and is described in greater detail in Item 11, Executive Compensation under the heading “Employment Agreements” above.

Summary of Payments Upon Termination

Executive Benefits and Payments Upon Involuntary Termination Without Cause

Name	Payment Amount
Steven D. Skolsky
Severance and bonus	$1,298,688
Restricted stock award vesting and acceleration	$325,500	(1)
Health and welfare benefits	$24,738
Total	$1,628,946
Dani P. Bolognesi
Severance and bonus	$1,357,781
Restricted stock award vesting and acceleration	$578,856	(2)
Health and welfare benefits	$130,813	(3)
Total	$2,067,450
Robert R. Bonczek
Severance and bonus	$934,287
Restricted stock award vesting and acceleration	$412,191	(4)
Health and welfare benefits	$63,412	(5)
Total	$1,409,890

(1)	Mr. Skolsky’s restricted stock shares were valued at $13.02 per share, the closing price of the Company’s stock on January 15, 2007, the date of vesting.
(2)	Dr. Bolognesi’s restricted stock shares were valued at $7.12 per share, the closing price of the Company’s stock on March 16, 2007, the date of his termination.
(3)	The value of Dr. Bolognesi’s medical benefits was calculated using the cost of his current medical and dental coverage, assuming a 20 year term for continued receipt of the benefit, and a 5% annual increase in premiums. The Company pays 100% of the medical and dental premiums for the first two years following retirement and 50% thereafter. The estimate does not account for a possible decrease in premiums associated with a conversion of Dr. Bolognesi’s current coverage to Medicare supplemental insurance.
(4)	Mr. Bonczek restricted stock shares were valued at $8.13 per share, the closing price of the Company’s stock on April 20, 2007, the most recent date practicable prior to vesting.
(5)	The value of Mr. Bonczek’s medical benefits was calculated using the cost of his current medical and dental coverage, assuming a 20 year term for continued receipt of the benefit, and a 5% annual increase in premiums. The Company pays 100% of the medical and dental premiums for the first two years following retirement and 50% thereafter. The estimate does not account for a possible decrease in premiums associated with a conversion of Mr. Bonczek’s current coverage to Medicare supplemental insurance.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors’ Compensation Committee is responsible for determining the salaries and incentive compensation of the executive officers and providing recommendations for the salaries and incentive compensation of all employees and consultants. The Compensation Committee also administers our benefit plans, including the Stock Incentive Plan. Dr. Cook serves as the Chairman of the Compensation Committee and the other members of the committee are Mr. Lipton, Mr. Tang and Felix J. Baker. None of Dr. Cook, Dr. Baker, Mr. Lipton, or Mr. Tang has served as an officer or employee of Trimeris or has any relationship with Trimeris requiring disclosure under SEC regulations. None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Compensation Committee.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or “filed” with the SEC or deemed to be incorporated by reference into any other filing by Trimeris under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under those Acts.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth herein with the Company’s management. Based on its review and those discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report and in our proxy statement for our 2007 Annual Meeting of Stockholders.

Compensation Committee

E. Gary Cook, Ph.D. (Chairman)

Felix J. Baker, Ph.D.

Jeffery M. Lipton

Kevin C. Tang

2006 Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our non-management directors for their service in 2006:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Jeffrey M. Lipton	32,500	114,815	147,315
Felix J. Baker	19,500	112,135	131,635
Julian C. Baker	21,000	112,135	133,135
E. Gary Cook	25,000	81,127	106,127
J. Richard Crout	26,000	71,750	97,750
Charles A. Sanders (2)	5,500	—	5,500
Kevin C. Tang	19,500	71,750	91,250

(1)	Represents the compensation expense related to outstanding options we recognized for the year ended December 31, 2006 under SFAS 123R rather than amounts paid to or realized by the named individual and includes expenses we recognized in 2006 for option grants in prior periods. Compensation expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term. See Note 6 of Notes to our Consolidated Financial Statements set forth in Item 8 of our Annual Report on Form 10-K for the assumptions made in determining SFAS 123R values. The SFAS 123R value of an option as of the grant date is spread over the number of months in which the option is subject to vesting and includes ratable amounts expensed for option grants in prior years. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we recognized. As of December 31, 2006, each non-management director had the following aggregate number of stock options outstanding: Jeffrey M. Lipton, 167,500; Felix J. Baker, 53,750; Julian C. Baker, 52,500; E. Gary Cook, 111,250; J. Richard Crout, 94,167; Charles A. Sanders, 95,000; Kevin C. Tang, 78,750.

(2)	Dr. Sanders was paid in connection with his board service that occurred prior to his retirement from the board on March 15, 2006.

We reimburse our non-management directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board. Management directors do not receive additional compensation in connection with their attendance at meetings. Non-management directors receive cash compensation and stock options as follows:

Non-Management Director’s Annual Retainer
Chairman of the Board	$25,000
All Other Non-Management Directors	$15,000
Committee Members’ Additional Annual Fees
Audit Committee Chairman	$5,000
Audit Committee Member	$1,000
Compensation Committee Chairman	$3,000
Nomination & Governance Committee Chairman	$2,000
Meeting Fee for Non-Management Directors
Per meeting fee for face-to-face Board meetings only	$1,500
(No additional committee meeting fees will be paid)
Non-Management Director’s Stock Options
Chairman of the Board Annual Grant	15,000
Director Annual Grant	10,000
Committee Chair Annual Grant (Audit, Compensation, Nomination & Governance)	2,500
Committee Member Annual Grant Per Committee	1,250
New Director Initial Grant	20,000

Annual stock option grants to non-management directors vest 100% one year from the date of grant. New director initial grants vest monthly over three years.

Stock Performance Graph

The following table compares the yearly percentage change in the cumulative total stockholder return on Trimeris common stock during the five fiscal years ended December 31, 2006 with the cumulative total return on the Nasdaq stock market and the Nasdaq Pharmaceutical index. The comparison assumes $100 was invested on December 31, 2001 in Trimeris common stock and in each of such indices and assumes reinvestment of any dividends.

CUMULATIVE TOTAL RETURN

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
TRIMERIS, INC.	$100	$96.00	$45.56	$31.51	$25.55	$28.26
NASDAQ STOCK MARKET –US	$100	$69.13	$103.36	$112.49	$114.88	$126.22
NASDAQ PHARMACEUTICALS	$100	$64.62	$94.72	$100.88	$111.09	$108.75

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 17, 2007, for each person or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and executive officers, individually and as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options to purchase shares of common stock that are exercisable within 60 days of April 17, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 22,143,000 shares of common stock outstanding as of April 17, 2007.

Unless otherwise indicated in the footnotes, the address for each listed stockholder is c/o Trimeris, Inc., 3500 Paramount Parkway, Morrisville, North Carolina 27560.

Beneficial Owner	Number of Options Beneficially Owned	Number of Shares Beneficially Owned	Total Number of Options and Shares Beneficially Owned	Percentage of Total Number of Shares and Options Owned
Felix J. Baker and Julian C. Baker (1)	83,750	3,501,175	3,584,925	16.19%

Healthinvest Partners AB (2)	—	1,641,743	1,641,743	7.41%

T. Rowe Price Associates, Inc. (3)	—	1,463,250	1,463,250	6.61%

OrbiMed Advisors, LLC (4)	—	1,439,600	1,439,600	6.50%

Accipiter Capital Management LLC (5)	—	1,413,986	1,413,986	6.39%

Franklin Advisers, Inc. (6)	—	1,286,235	1,286,235	5.81%

Barclays Global Investors NA (7)	—	1,274,459	1,274,459	5.76%

Dani P. Bolognesi (8)	681,898	143,002	824,900	3.73%

Robert R. Bonczek (9)	381,037	84,272	465,309	2.10%

Andrew L. Graham (10)	6,546	2,779	9,325	*

Jeffrey M. Lipton (11)	147,500	185,822	333,322	1.5%

E. Gary Cook (12)	96,250	3,500	99,750	*

J. Richard Crout (13)	81,667	7,170	88,837	*

Steven D. Skolsky (14)	—	30,683	30,683	*

Kevin C. Tang (15)	66,250	383,100	449,350	2.03%

All executive officers and directors as a group (ten persons)(16)	1,544,898	4,341,503	5,886,401	26.58%

*	Less than 1%.
(1)	Information in the table and this footnote is based solely upon information provided by Felix J. Baker and Julian C. Baker, each has shared voting power and shared dispositive power over the shares listed. Julian C. Baker is the beneficial owner of 41,250 options and Felix J. Baker is the beneficial owner of 42,500 options. The address of Felix J. Baker and Julian C. Baker is 667 Madison Avenue, New York, New York 10021.
(2)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC on February 12, 2007. Healthinvest Partners AB held sole voting power and sole dispositive power over 1,641,743 shares. Healthinvest Partners AB’s address is Arsenalsgatan 4, SE-111 47 Stockholm, Sweden.
(3)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC on February 14, 2007. T. Rowe Price Associates, Inc. held sole voting power as to 288,100 shares and sole dispositive power as to 1,463,250 shares. T. Rowe Price Associates, Inc.’s address is 100 East Pratt Street, Baltimore, Maryland 21202
(4)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC on February 13, 2007. OrbiMed Advisors LLC held shared voting and shared dispositive power as to 1,439,600 shares. OrbiMed Advisors LLC’s address is 767 Third Avenue, New York, New York 10017.
(5)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G filed with the SEC on March 12, 2007. Accipiter Capital Management, LLC held shared voting and shared dispositive power as to 1,413,986. The address for Accipiter Capital Management, Inc. is 399 Park Avenue, New York, New York 10022.
(6)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC on February 6, 2007, Franklin Resources, Inc. held sole voting power and sole dispositive power as to 1,286,235 shares. Franklin Advisers, Inc.’s address is One Franklin Parkway, San Mateo California 94403.

(7)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G filed with the SEC on January 23, 2007. Barclay Global Investors, NA. held sole voting power as to 1,195,970 shares and sole dispositive power as to 1,274,459 shares. Barclay Global Investors, NA’s address is 45 Fremont Street, San Francisco California 94105.
(8)	Includes 81,300 restricted stock shares that were granted pursuant to the Amended and Restated Stock Incentive Plan; on June 22, 2007, Dr. Bolognesi will become fully vested in 31,300 restricted stock shares that were granted in June 2004 and were otherwise set to vest in June 2007 and on March 16, 2009, Dr. Bolognesi will become fully vested in 50,000 shares of restricted stock granted in connection with the Executive Employment Agreement between Dr. Bolognesi and the Company dated March 9, 2007. Also includes 4,986 shares held in Dr. Bolognesi’s 401(k) plan account. Dr. Bolognesi is currently vested in 100% of these 401(k) plan shares. Dr. Bolognesi holds voting power as to his restricted stock and his 401(k) shares. Includes further, the following shares as to which Dr. Bolognesi disclaims beneficial ownership: 9,000 shares of common stock owned by his wife.
(9)	Includes 50,700 restricted stock shares granted pursuant to the Amended and Restated Stock Incentive Plan; on June 22, 2007, Mr. Bonczek will become fully vested in 15,700 restricted stock shares that were granted in June 2004 and were otherwise set to vest in June 2007 and on March 16, 2009, Mr. Bonczek will become fully vested in 35,000 shares of restricted stock granted in connection with the Executive Employment Agreement between Mr. Bonczek and the Company dated March 9, 2007. Also includes 4,688 shares held in Mr. Bonczek’s 401(k) plan account. Mr. Bonczek is currently vested in 100% of these 401(k) plan shares. Mr. Bonczek holds voting power as to his restricted stock and his 401(k) shares.
(10)	Includes 2,779 shares held in Mr. Graham’s 401(k) plan account. Mr. Graham is currently vested in 50% of these 401(k) plan shares. Mr. Graham holds voting power as to his 401(k) shares.
(11)	Includes the following shares as to which Mr. Lipton disclaims beneficial ownership: 8,540 shares beneficially owned by Mr. Lipton’s wife and 3,300 shares held by his sons and grandchildren. Includes 173,982 shares pledged as security against a line of credit.
(12)	Includes the following shares as to which Dr. Cook disclaims beneficial ownership: 1,500 shares beneficially owned by Dr. Cook’s wife.
(13)	Includes the following shares as to which Dr. Crout disclaims beneficial ownership: 1,500 shares beneficially owned by the Keith R. Crout Irrevocable Trust, for which Dr. Crout’s son who shares Dr. Crout’s house, is the sole beneficiary and Dr. Crout’s daughter, is the sole trustee; 470 shares beneficially owned by Dr. Crout’s son who shares Dr. Crout’s house; and 900 shares beneficially owned by Dr. Crout’s wife.
(14)	Information in this table and footnote is based on information available to the Company as of January 15, 2007, the date of Mr. Skolsky’s departure from the Company. Includes 29,167 restricted stock shares granted pursuant to the Amended and Restated Stock Incentive Plan; on January 17, 2007, Mr. Skolsky became vested in approximately 58% of his initial restricted stock grant of 50,000 shares that he received in connection with becoming CEO and the remainder were forfeited. Also includes 1,517 shares held in Mr. Skolsky’s 401(k) plan account that Mr. Skolsky was vested in at the time of his termination. Mr. Skolsky’s unexercised stock options were no longer exercisable following April 16, 2007, three months from the date of his termination from the Company.
(15)	Includes 22,500 shares that Mr. Tang contributed to the Tang Family Trust u/t/d August 27, 2002, of which Mr. Tang is co-trustee. Includes 330,900 shares owned by Tang Capital Partners, LP of which Tang Capital Management, LLC is th77e general partner. Mr. Tang is the sole managing member of Tang Capital Management, LLC. Includes 4,100 shares owned by Tang Advisors, LLC PSP, a Delaware limited liability corporation. Mr. Tang is the sole managing member of Tang Advisors, LLC PSP. Mr. Tang disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Includes 19,300 shares purchased by the UCTTMA accounts for Mr. Tang’s sons. In each case, Mr. Tang is custodian of the account and may be deemed to be the indirect beneficial owner of such shares. Includes 6,300 shares held in Mr. Tang’s individual retirement account.
(16)	See notes (1) and (8)—(14).

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, information about our equity compensation plans that have been approved by our stockholders, including the number of shares of our common stock exercisable under all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans. We do not have any equity compensation plans that have not been approved by our stockholders.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column
Equity Compensation Plans Approved by Stockholders	3,959,000	(1)	$22.35	(1)	842,000	(2)

Equity Compensation Plans Not Approved by Stockholders	N/A		N/A		N/A

(1)	This amount includes the following awards granted pursuant to the Amended and Restated Stock Incentive Plan:
•	3,804,000 shares issuable upon the exercise of outstanding stock options.
•

155,000 restricted stock shares. Since these restricted stock awards are freely transferable upon vesting and have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

(2)	This amount includes 787,000 options remaining available as of December 31, 2006 for grant under the Amended and Restated Stock Incentive Plan, and 55,000 shares issuable under the Trimeris, Inc. 1997 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

It is our policy that all employees, officers and directors must avoid any activity that is, or has the appearance of, conflicting with the interests of the Company. The Company is currently in the process of considering the adoption of a formal policy describing the guidelines for the review and approval of transactions with related persons. While the Company does not have a formal policy on related party transactions, we conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the independent and disinterested members of our board of directors or an independent and disinterested committee of the board.

Director Independence

Our board of directors has determined that, except for Dr. Bolognesi and Mr. Skolsky, each individual who served as a member of the board in 2006 was, and each individual who currently serves as a member of the board is, an “independent director” within the meaning of Rule 4200 of The NASDAQ Stock Market. Dr. Bolognesi and Mr. Skolsky were not considered independent because they were employed by the Company. For Messrs. Baker, F., Baker, J., Cook, Lipton, Crout and Tang, the board of directors considered their relationship and transactions with the Company as directors and shareholders of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees for services rendered by KPMG LLP related to 2006 and 2005 are set forth in the following table:

Type of Service

	2006	2005
Audit fees
Integrated audit of financial statements and internal control over financial reporting (including quarterly reviews)	$376,000	$375,000
Miscellaneous consultation	2,130	4,610
Review of registration statement (Form S-8)	$5,360	$4,863

Audit related fees	—	—

Total audit and audit related fees	$383,490	$384,473

Tax fees
Tax compliance	—	—

Total tax service fees	—	—

All other fees	—	—

Total fees	$383,490	$384,473

The Audit and Finance Committee approved all audit services provided by KPMG in 2006. There were no tax services or other services provided by KPMG in 2006.

Audit fees. For the years ended December 31, 2006 and 2005, audit fees were for the audits of our financial statements, including the audit of our internal control over financial reporting, work related to our Form S-8, consents, and review of our filings with the SEC. These amounts represent an estimate of overall fees which have not yet been fully billed.

Audit-Related fees. For the year ended December 31, 2006 and 2005, there were no fees other than audit fees.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by KPMG LLP and the estimated fees related to these services. All of the services in 2006 were pre-approved.

During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC.

Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMERIS, INC.

By:	/s/ E. LAWRENCE HILL, JR.
E. Lawrence Hill, Jr. Chief Operating Officer and President (Principal Executive Officer)

Date: April 30, 2007

EXHIBIT INDEX

Exhibit No.	Description of Document
31.3	Rule 13a — 14(a) Certification of Chief Operating Officer and President.
31.4	Rule 13a — 14(a) Certification of the Chief Financial Officer.