Form 10-Q
period 2007-03-31
TRIMERIS INC
filed 2007-05-10
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2007 was 22,201,072.

TRIMERIS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$29,622	$30,052
Investment securities-available-for-sale	25,057	17,983
Accounts receivable—Roche	8,890	13,341
Other receivables	51	36
Prepaid expenses	896	1,068

Total current assets	64,516	62,480

Property, furniture and equipment, net	2,165	2,160
Long-term investment securities available-for-sale	—	604

Patent costs, net	2,622	2,584
Advanced payment—Roche	6,741	6,303
Deposits and other assets	389	772

Total assets	$76,433	$74,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,065	$709
Accrued compensation	4,732	3,797
Deferred revenue – Roche	333	2,118
Accrued expenses	1,039	2,283

Total current liabilities	7,169	8,907
Deferred revenue—Roche	1,728	9,151
Accrued marketing costs	17,489	17,288
Accrued compensation—long-term	2,068	1,072
Other liabilities	715	713

Total liabilities	29,169	37,131

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,201 and 22,132 shares issued and outstanding	22	22
Additional paid-in capital	410,135	408,855
Accumulated deficit	(362,935)	(371,086)
Accumulated other comprehensive income (loss)	42	(19)

Total stockholders’ equity	47,264	37,772

Total liabilities and stockholders’ equity	$76,433	$74,903

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenue:
Milestone revenue	$9,208	$1,056
Royalty revenue	3,862	2,580
Collaboration income	4,368	3,794

Total revenue and collaboration income	17,438	7,430

Operating expenses:
Research and development	3,097	5,180
General and administrative	6,539	3,156

Total operating expenses	9,636	8,336

Operating income (loss)	7,802	(906)

Other income (expense):
Interest income	670	418
Gain on disposal of equipment	2	—
Interest expense	(201)	(192)

Total other income	471	226

Income (loss) before taxes and cumulative effect of change in accounting principle	8,273	(680)
Income tax provision	122	—

Income (loss) before cumulative effect of change in accounting principle	8,151	(680)
Cumulative effect of change in accounting principle	—	252

Net income (loss)	$8,151	$(428)

Basic net income (loss) per share before cumulative effect of accounting change	$0.37	$(0.03)
Accounting change	—	0.01

Basic net income (loss) per share	$0.37	$(0.02)

Diluted net income (loss) per share before cumulative effect of accounting change	$0.37	$(0.03)
Accounting change	—	0.01

Diluted net income (loss) per share	$0.37	$(0.02)

Weighted average shares used in basic per share computations	22,008	21,858

Weighted average shares used in diluted per share computations	22,124	21,858

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$8,151	$(428)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	228	243
Postretirement benefits	55	—
Net gain on sale of equipment	(2)	—
Patent/license amortization	42	41
Patent costs expensed	—	4
Amortization of deferred revenue – Roche	(9,208)	(1,056)
Stock compensation expense	1,196	1,533
Cumulative effect of change in accounting principle	—	(252)
Decrease (increase) in assets:
Accounts receivable—Roche	4,451	3,432
Other receivables	(15)	(1)
Prepaid expenses	172	316
Advanced payment—Roche	(438)	(213)
Deposits and other assets	376	251
Increase (decrease) in liabilities:
Accounts payable	356	(930)
Accrued compensation	1,931	(891)
Accrued expenses	(1,244)	8
Accrued marketing costs	201	192
Deferred revenue—Roche	—	2,500
Other liabilities	2	2

Net cash provided by operating activities	6,254	4,751

Cash flows from investing activities:
Purchases of investment securities—available-for-sale	(13,339)	(4,008)
Maturities of investment securities—available-for-sale	6,875	3,415
Purchases of property, furniture and equipment	(233)	(127)
Proceeds from the sale of equipment	2	33
Patent costs	(73)	(182)

Net cash used by investing activities	(6,768)	(869)

Cash flows from financing activities:
Proceeds from exercise of stock options	84	77

Net cash provided by financing activities	84	77

Net (decrease) increase in cash and cash equivalents	(430)	3,959
Cash and cash equivalents, beginning of period	30,052	23,559

Cash and cash equivalents, end of period	$29,622	$27,518

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (the “Company” or “Trimeris”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells.

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

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three months ended March 31, 2007 and 2006. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration and milestone revenue. Substantially all of the accounts receivable at March 31, 2007, and December 31, 2006, are comprised of receivables from Roche.

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2006 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

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

2. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan. The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised). The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2007 (in thousands, except per share amounts):

Three Months Ended March 31, 2007

Numerator:
Net income	$8,151

Denominator:
Weighted average common shares	22,008

Denominator for basic calculation	22,008
Weighted average effect of dilutive securities:
Employee stock options	—
Employee stock purchase plan	1
Restricted stock	115

Denominator for diluted calculation	22,124

Net income per share:
Basic	$0.37

Diluted	$0.37

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2007, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 3,285,000. Also excluded for the three months ended March 31, 2007 were 362,000 warrants to purchase common stock due to their antidilutive effect. Diluted net loss per common share for the three months ended March 31, 2006 is not shown, as common equivalent shares from stock options, restricted stock, and stock warrants had an anti-dilutive effect.

At March 31, 2007, there were 3,407,000 options to purchase common stock, 100,000 restricted stock grants, which become fully vested in June 2007, 85,000 restricted stock grants to be issued in March 2009 and 362,000 warrants to purchase common stock outstanding. At March 31, 2006, there were 3,479,000 options to purchase common stock, 156,000 restricted stock grants, which become fully vested in June 2007, 50,000 restricted stock grants, which were to become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006, approximately $201,000 and $192,000, respectively, was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represented the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the amendment to the Development and License Agreement dated July 12, 2004. No cash was paid for interest during the three months ended March 31, 2007 and 2006.

4. ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into a worldwide agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. In March 2007, the agreement was amended to only cover the development and commercialization of FUZEON.

The agreement, as amended, grants Roche an exclusive, worldwide license for FUZEON. Under this agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. This agreement gives Roche significant control over important aspects of the commercialization of FUZEON, including but not limited to pricing, sales force activities, and promotional activities. Under the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company.

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amends the terms of both the Development and License Agreement and the Research Agreement (defined below). This amendment states that all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON, shall now belong solely to Trimeris. The returned intellectual property covers both research and development stage molecules, including T-1249. Currently, there are no patients being treated with T-1249. Following the most recent amendment, Roche will only be responsible for one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve month sales threshold for FUZEON in the United States and Canada.

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $29.3 million and $27.4 million during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $4.4 million and $3.8 million, respectively. Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

It is important to recognize that Roche is responsible for manufacturing, sales, marketing and distribution of FUZEON. Roche is manufacturing bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON. Under the Company’s Development and License Agreement with Roche, the Company does not have the ability or rights to co-market this drug or field its own FUZEON sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended March 31, 2007 and 2006, the Company increased the initial recorded liability by $201,000 and $192,000, respectively for accretion of interest. The total liability of $17.5 million and $17.3 million at March 31, 2007 and December 31, 2006, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs. With respect to both 2007 and 2006, there are no accrued marketing costs.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche, which amended the Development and License Agreement, and set forth certain rights and responsibilities that the parties previously agreed to, with respect to the manufacture and sale of FUZEON. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company’s anticipated share of this capital investment is approximately $14.0 million. As a result, the Company has capitalized costs of $9.5 million, and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event our Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche.” This asset is amortized based on the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming all payments are made and sales of FUZEON continue, the Company estimates that this asset has a remaining useful life of approximately 9 years. The carrying value of this asset is evaluated annually for impairment or if a triggering event occurs.

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. During the period from January 2006 through September 2006, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit was approximately $632,000. During the period from July 2004 through June 2005, we also received a similar credit of which our share was approximately $900,000. These payments have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to FUZEON if the facility had remained underutilized and will be recognized when the related FUZEON produced during this period is sold. During the three months ended March 31, 2007, there were no products other than FUZEON produced at the Roche-owned facilities in Boulder.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. In accordance with our Development and License Agreement with Roche, our royalty rate increased from 10% to 12%, effective during the third quarter of 2006. Royalties of $3.9 million and $2.6 million were recognized as revenue during the three months ended March 31, 2007 and 2006, respectively.

Development Expenses

Under the Development and License Agreement development costs are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Development expenses pertaining to the United States and Canada are included in our statements of operations as operating expenses under Research and Development.

The Research Agreement

Research, or the process of identifying clinical candidates, is generally distinct from the advanced testing of these compounds, a process referred to herein as development (see discussion above “Development Expenses”). In the Company’s collaboration with Roche, the identification of compounds that may become clinical candidates had been governed by a separate research agreement and the work by the parties was performed according to an agreed upon research plan. In 2001, the Company entered into the research agreement (the “Research Agreement”) with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. In September 2006, we announced that our Research Agreement with Roche to co-develop a novel next generation fusion inhibitor (“NGFI”) with the goal of durable HIV suppression and once weekly dosing was extended through December 31, 2008. The development work covered under the Research Agreement had focused on two distinct peptide classes, exemplified by TRI-999 and TRI-1144 as NGFI candidates. Based on the results of certain preclinical studies, TRI-1144 met the criteria established by Trimeris and Roche for further development and was being advanced as the lead preclinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be further developed. In addition, the Company has the option to participate in the co-development and commercialization of certain Roche developed fusion inhibitor peptides. In order to exercise its option, the Company must pay Roche a one-time, lump sum payment of $4.5 million, per candidate.

In March 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue recognition for those milestones being amortized over the length of the research and development period of the NGFI peptides because the period of our joint development has ended. The acceleration of these milestones resulted in $8.7 million of additional milestone revenue during the three months ended March 31, 2007. Under this agreement, the Company has maintained the option to participate in the co-development and commercialization of certain Roche developed fusion inhibitor peptides, as described in the preceding paragraph.

5. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”, establishes rules for the reporting and display of comprehensive income or loss and its components. Comprehensive income (loss) includes all non-owner changes in equity during a period and is divided into two broad classifications: net income (loss) and other comprehensive income (“OCI”). OCI includes revenue, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists of unrealized gains or losses on securities available-for-sale, and actuarial gains and losses and prior service costs for the post-retirement health insurance plan that have not been recognized as components of net periodic post-retirement benefit costs.

The table below presents the Company’s other comprehensive income (loss) for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
(in thousands)	2007	2006
Net income (loss)	$8,151	$(428)
Unrealized gain (loss) on securities-available-for-sale	6	(8)
Unrecognized prior service costs and actuarial gains for post-retirement plan	55	—

Other comprehensive income (loss)	$8,212	$(436)

6. STOCK BASED COMPENSATION

The Company adopted SFAS No. 123 (revised) using the modified prospective method on January 1, 2006. Accordingly, during the three months ended March 31, 2007, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and awards granted after January 1, 2006, using the Black-Scholes valuation model. The Company has recognized the compensation expense using a straight-line amortization method. As SFAS No. 123 (revised) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three months ended March 31, 2007 and 2006 have been reduced for estimated forfeitures. When estimating forfeitures, the Company considered voluntary termination behaviors as well as trends of actual option forfeitures.

Based on the review of actual forfeitures as compared to estimated forfeitures, the Company adjusted the forfeiture rate for one group of employees during the three months ended March 31, 2007. The cumulative effect of this adjustment since the adoption of SFAS 123 (revised) was recognized in the three months ended March 31, 2007.

On March 9, 2007, in conjunction with his employment agreement, the Company agreed to grant Dani Bolognesi 50,000 shares of restricted stock. On March 14, 2007, in conjunction with his retirement agreement, the vesting period of these restricted shares was satisfied. As a result the Company recorded non-cash compensation expense of approximately $512,000 during the three months ended March 31, 2007.

On March 9, 2007, in conjunction with his employment agreement, the Company agreed to grant Robert Bonczek 35,000 shares of restricted stock. On March 14, 2007, in conjunction with his retirement agreement, the vesting period of these restricted shares was satisfied. As a result the Company recorded non-cash compensation expense of approximately $358,000 during the three months ended March 31, 2007.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the accumulated post-retirement benefit obligation) of its post-retirement plan in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive loss. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, all of which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic benefit costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of Statement 158.

The components of net periodic post-retirement benefit cost of the Plan for the three months ended March 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Service cost	$16	$18
Interest cost	6	4
Amortization of net actuarial gain	5	(4)
Amortization of prior service costs	(3)	6
Curtailments	(13)	—

Total	$11	$24

8. INCOME TAXES

Income tax expense has been accrued for the three months ended March 31, 2007 at approximately 1.46% as the Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted this FIN No. 48 as of January 1, 2007 with no material impact on the financial statements.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Under the Development and License Agreement, Trimeris and Roche are obligated to share equally the future development expenses for FUZEON for the United States and Canada. We also expect to have capital expenditures of approximately $170,000 during the remainder of 2007 that will not be shared with Roche. We may finance these expenditures with capital or operating leases, debt or working capital.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $125,670 as of March 31, 2007.

In April 2007, the North Carolina Department of Revenue notified the Company that adjustments to Trimeris’ 2003, 2004 and 2005 North Carolina Corporate Income and Franchise Tax returns were required. The Company maintains that these returns were filed correctly and is currently protesting the position of the North Carolina Department of Revenue.

10. REDUCTION IN WORKFORCE

During November 2006, the Company announced a shift in strategic emphasis and reorganization to focus on FUZEON profitability and research and early stage development. With this shift in strategic emphasis, the Company reduced its workforce by approximately 25% and recognized expense of $3.2 million for severance and other costs in the fourth quarter of 2006.

During March 2007, as a continued part of the shift in strategic emphasis, the Company reduced its workforce by approximately 25% and recognized expense of $4.3 million for severance and other costs in the first quarter of 2007. Of this $4.3 million, $870,000 was related to the acceleration of restricted stock and is excluded from the table below (see footnote 6 Stock Based Compensation for further explanation).

Following is a summary of activity related to the 2006 and 2007 restructuring accruals (in thousands):

	Severance and Benefits 2006	Severance and Benefits 2007	Total
2006 severance charge	$3,161	$—	$3,161
Payments	(64)	—	(64)

Balance at December 31, 2006	3,097	—	3,097
2007 severance charge	—	3,344	3,344
Adjustments	130	—	130
Payments	(1,061)	—	(1,061)

Balance at March 31, 2007	$2,166	$3,344	$5,510

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a biopharmaceutical company primarily engaged in the development and commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our compounds under research offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

We have a worldwide agreement (“Development and License Agreement”) with Roche, to develop and market T-20, marketed as FUZEON, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada. In 2001, the Company entered into the research agreement (the “Research Agreement”) with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides.

For the first quarter of 2007, the Company recorded net income of $8.2 million or $0.37 per share compared to a net loss of $428,000 or ($0.02) per share in the first quarter of 2006. This result was primarily driven by the following factors:

•

Milestone revenue – Milestone revenue increased to $9.2 million in the first quarter of 2007 from $1.1 million in the first quarter of 2006. On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor (“NGFI”) peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue for those milestones being amortized over the length of the research and development period of the NGFI peptides because our period of joint development has ended.

•

Royalty revenue – Royalty revenue increased to $3.9 million in the first quarter of 2007 from $2.6 million in the first quarter of 2006. This result was primarily driven by (1) an increase in FUZEON sales outside of North America to $35.0 million in the first quarter of 2007 from $28.0 million in the first quarter of 2006, a growth of 25% and (2) an increase in our royalty rate from 10% to 12% that occurred in the third quarter of 2006.

•

Collaboration income – Collaboration income increased to $4.4 million in the first quarter of 2007 compared to $3.8 million in the first quarter of 2006. This result was primarily driven by an increase in FUZEON sales in North America to $29.3 million in the first quarter of 2007 from $27.4 million in the first quarter of 2006, a growth of 7%.

During the first quarter of 2007, the Company announced the following management changes:

•

On March 16, 2007, Dr. Dani P. Bolognesi, Chief Executive Officer and Chief Scientific Officer of Trimeris retired from his executive duties at the Company. Dr. Bolognesi will remain a member of the Board of Directors until the 2007 Annual Meeting of Trimeris stockholders, after which he will be a scientific consultant to Trimeris through March 16, 2009.

•

Effective April 30, 2007, Mr. Robert Bonczek, retired from the positions of Chief Financial Officer and General Counsel of the Company. Beginning May 1, 2007, Mr. Bonczek agreed to serve in a financial advisory role to the Company. On May 7, 2007, the Board of Directors appointed Mr. Bonczek as Interim CFO until a successor is appointed. Mr. Bonczek’s interim appointment does not extend past May 31, 2007.

•

On March 15, 2007, Mr. E. Lawrence Hill, Jr. was appointed Acting President and Chief Operating Officer by the Board of Directors. Mr. Hill was formerly C.E.O. of Deltagen, Inc. from 2003 through 2005. He is currently President of Hickey & Hill, Inc, a management services firm.

Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended March 31, 2007 and 2006

Revenues

The table below presents our revenue sources for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2007	2006
Milestone revenue	$9,208	1,056	$8,152
Royalty revenue	3,862	2,580	1,282
Collaboration income	4,368	3,794	574

Total revenue and collaboration income	$17,438	7,430	$10,008

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestone payments from Roche as of March 31, 2007. We are recognizing these milestone payments on a straight-line basis over the estimated development period, or estimated commercial period of our compound, as appropriate.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through March 31, 2007	Revenue for the Three Months Ended March 31, 2007	End of Recognition Period
	$4,600	*	July	1999	$4,600	$891	**
	2,000		October	2000	2,000	501	**
	8,000		March	2003	8,000	4,192	**
	5,000		May	2003	5,000	2,750	**
	2,500		June	2003	952	62	June 2013
	750		June	2004	237	20	June 2013
	2,500		Jan	2006	2,500	792	**

Total	$25,350				$23,289	$9,208

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We had deferred $4.6 million over the research and development period. This deferred amount was the net of the $10 million up-front payment and the $5.4 million for the warrant.
**	On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development has ended. The acceleration of these milestone payments resulted in $8.7 million of additional milestone revenue being recognized during the three months ended March 31, 2007.

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada. Sales of FUZEON outside the United States and Canada began in June 2003. In accordance with our agreement with Roche, our royalty rate has increased from 10% to 12%. This increase has been in effect since, and including the third quarter of 2006. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company received a 12% royalty. Royalty revenue increased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 as a result of sales growth during the first quarter of 2007 compared to the first quarter of 2006 and the increase in the royalty rate mentioned above.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched in March 2003.

(in thousands)	Three Months Ended March 31,
	2007	2006	Change
Gross FUZEON sales by Roche	$34,976	$32,205	$2,771
Less sales adjustments	(5,645)	(4,827)	(818)
Sales adjustments as a % of Gross Sales	16%	15%

Net sales	29,331	27,378	1,953
Cost of goods sold	(9,944)	(9,509)	(435)
Cost of goods sold as a % of Net Sales	34%	35%

Gross profit	19,387	17,869	1,518
Gross profit as a % of Net Sales	66%	65%
Selling and marketing expenses	(9,204)	(9,977)	773
Other costs	(946)	(667)	(279)

Total shared profit	9,237	7,225	2,012
Trimeris share *	4,618	4,019	599
Costs exclusive to Trimeris	(250)	(225)	(25)

Net income from collaboration	$4,368	$3,794	$574

*	At present the Company is still in discussions with Roche to finalize the budget and share of marketing expenses for 2007. Under the terms of our Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. For the first quarter of 2007, the Company has recorded 50% of the selling and marketing expenses as reported by Roche although the Company maintains its right to limit this spending. The Company’s contribution to selling and marketing expenses was limited in 2006. As a result, the Company’s and Roche’s share of the collaboration income was not equal in 2006.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2007 and 2006.

Kits Shipped	2007	2006
Q1	17,900	17,100
Q2		19,800
Q3		19,900
Q4		22,900

Total	17,900	79,700

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the three months ended March 31, 2007.

Cost of goods sold: Cost of goods sold as a percentage of net sales decreased for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 as Roche is now selling FUZEON inventory manufactured at lower costs due to manufacturing efficiencies. We expect the cost of goods sold as a percentage of sales will continue at the same rate for the majority of 2007, at which time we may see an increase in our cost of goods sold as a percentage of sales.

Selling and marketing expenses: At present the Company is still in discussions with Roche to finalize the budget and share of marketing expenses for 2007. Under the terms of our Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. For the first quarter of 2007, the Company has recorded 50% of the selling and marketing expenses. The Company’s contribution to selling and marketing expenses was limited in 2006.

Other costs: Other costs for the three months ended March 31, 2007 and 2006 include general and administrative costs and distribution charges. Other costs for the three months ended March 31, 2006 also include inventory write-offs. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research And Development Expenses

The table below presents our research and development expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2007	2006
Total research and development expense	$3,097	$5,180	$(2,083)

Total research and development expense includes:

•	Development expenses for FUZEON, which we share equally with Roche, and

•

Research expenses for the preclinical development of the NGFIs, which we shared equally with Roche in 2006 and through March 13, 2007, the date of the signing of the agreement with Roche whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to the Company. After March 13, 2007, these expenses become the sole responsibility of the Company.

Total research and development expense: Total research and development expense decreased during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily as a result of the following:

•	Decreased costs associated with ongoing clinical trial costs for FUZEON and T-1249,

•	Decreased employee costs as a result of reduced headcount, and

•	Decreased expenses related to our employee share based compensation.

These expense reductions were offset, in part, by an increase in our research expenses related to the NGFI peptides (which we shared equally with Roche through March 13, 2007) and expenses related to the reduction in force we implemented in the first quarter of 2007.

We expect research and development expenses, net of the reimbursements for FUZEON development costs from Roche, for the remainder of 2007 to be comparable to those incurred in 2006.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2007	2006
Total general and administrative expense	$6,539	$3,156	$3,383

Total general and administrative expense: Total other general and administrative expense increased during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily as a result of expenses related to the reduction in workforce we implemented in the first quarter of 2007. These expenses were offset, in part, by decreased expenses related to our employee share based compensation.

We expect general and administrative expenses for the remainder of 2007 will be comparable to those incurred in 2006.

Other Income (Expense): The table below presents our other income (expense) for the three months ended March 31, 2007 and 2006.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2007	2006
Interest income	$670	$418	$252
Gain on disposal of equipment	2	—	2
Interest expense	(201)	(192)	(9)

Total other income, net	$471	$226	$245

Other income (expense) principally consists of interest income and accretion of interest. The increase in interest income for the three months ended March 31, 2007 was primarily due to our average cash balance during the first quarter of 2007 being higher than the first quarter of 2006. Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount.

Income Tax Provision

Income tax expense has been accrued for the three months ended March 31, 2007 in the amount of $122,000. The Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

(in thousands)	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$6,254	$4,751
Net cash used by investing activities	(6,768)	(869)
Net cash provided by financing activities	84	77

Net (decrease) increase in cash and cash equivalents	(430)	3,959
Cash and cash equivalents, beginning of period	30,052	23,559

Cash and cash equivalents, end of period	$29,622	$27,518

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the three months ended March 31, 2007, cash provided by operating activities resulted from net income primarily due to increased payments from Roche for the collaboration activities. We use our cash primarily to fund research and development relating to TRI-1144 and FUZEON and costs for the commercialization of FUZEON.

During the remainder of 2007, cash provided by operating activities will depend on several factors including the sales, cost of sales and commercialization expenses related to the sale of FUZEON (profitability of the collaboration with Roche) and the amount of money we deploy into developing our research pipeline and post-marketing commitments for FUZEON (development expenses.)

Investing Activities. The amount used by investing activities for the three months ended March 31, 2007 and 2006 resulted from the net purchases of investment securities-available-for-sale, purchases of property, furniture and equipment and patent costs. The purchase and maturity of investment securities-available-for-sale was due to the normal maturity and repurchase of investments.

During the remainder of 2007, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on the purchase of property, furniture and equipment to be less than 2006. We expect patent costs in 2007 to approximate the spending in 2006.

Financing Activities. The amount provided by financing activities for the three months ended March 31, 2007 and 2006 resulted from the exercise of stock options.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sales. As of March 31, 2007, we had $54.7 million in cash and cash equivalents and investments, compared to $48.6 million as of December 31, 2006.

Future Capital Requirements. Depending on FUZEON sales, the level of expenses and other factors, we may not be able to generate sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for FUZEON for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates and development efforts, including:

•	expenditures for commercialization activities related to FUZEON, and

•	research and development and preclinical testing of TRI-1144.

Under the current operating environment, excluding any extraordinary items, based on expected sales levels of FUZEON, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current programs for at least the next 24 months. However, any reduction in FUZEON sales below currently expected levels or increase in expenditures beyond currently expected levels could increase our capital requirements substantially beyond our current expectations. If we require additional funds and such funds are not available through debt or equity financings, or collaboration arrangements, we will be required to delay, scale-back or eliminate certain preclinical testing, clinical trials and research and development programs, including our collaborative efforts with Roche. In the event Roche becomes unable or unwilling to share future development expenses for FUZEON, our capital requirements would increase substantially beyond our current expectations.

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

Contractual Obligations. The following table summarizes our material contractual commitments at March 31, 2007 for the remainder of 2007 and subsequent years (in thousands):

Contractual Obligation****	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases*	$1,131	$1,538	$1,569	$1,600	$1,632	$5,240	$12,710
Other contractual obligations**	1,500	2,000	1,000	—	—	—	4,500
Other long-term liabilities reflected on the Balance Sheet ***	—	—	—	—	7,468	14,936	22,404

Total	$2,631	$3,538	$2,569	$1,600	$9,100	$20,176	$39,614

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where FUZEON drug substance is produced. We reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Our share of this capital investment is approximately $14.0 million. At March 31, 2007, we have capitalized costs of $9.5 million, and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheet under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	Our actual cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the three months ended March 31, 2007, we increased this liability by $201,000. The total liability of $17.5 million at March 31, 2007, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.
****	The Company may have other contractual obligations to the following entities upon achievement of certain developmental, clinical and commercial milestones. At present there is no certainty of achievement of these milestones.

Array Biopharma, Inc. (“Array”)

The agreement contemplates that the Company could owe Array up to $9.7 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2006, 2005 and 2004, we incurred costs, under this agreement, of $0, $5,000 and $15,000, respectively. During the three months ended March 31, 2007, we incurred no costs under this agreement.

Neokimia, Inc. (“Neokimia”)

The agreement contemplates that the Company could owe Neokimia up to $20 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2006, 2005 and 2004, we incurred no costs under this agreement. During the three months ended March 31, 2007, we incurred no costs under this agreement.

New York Blood Center

The Company does not have milestone obligations under this license agreement; however the Company does make payments based on a contracted term.

ChemBridge Research Laboratories (“CRL”)

The agreement contemplates that the Company could owe CRL up to $5.25 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones with an additional $1.25 million in milestone payments due for each additional compound commercialized. During the year ended December 31, 2006, we incurred costs of $383,000 under this agreement. During the three months ended March 31, 2007, we incurred no costs under this agreement.

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

Accounting and Other Matters

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted this FIN No. 48 as of January 1, 2007 with no material impact on the financial statements.

Net Operating Loss Carryforwards

As of December 31, 2006, we had a net operating loss carryforward for federal tax purposes of approximately $329.5 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and other deferred tax assets, net of deferred tax liabilities, and therefore recognized no tax benefit. Our ability to utilize this net operating loss carryforward may be subject to an annual limitation in future periods pursuant to the “change in ownership rules” under Section 382 of the Internal Revenue Code of 1986, as amended.

Critical Accounting Policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007. As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 except as follows.

Milestone Revenue and Deferred Revenue – Roche

In March 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue recognition for those milestones being amortized over the length of the research and development period of the NGFI peptides because the period of our joint development has ended.

Cautionary Statements Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and any attachments may contain forward-looking information about the Company’s financial results and business prospects that involve substantial risks and uncertainties. These statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. Among the factors that could cause actual results to differ materially are the following: there is uncertainty regarding the success of research and development activities, regulatory authorizations and product commercializations; we are dependent on third parties for the sale, marketing and distribution of our drug candidates; the market for HIV therapeutics is very competitive with regular new product entries that could affect the sales of our product(s); the results of our previous clinical trials are not necessarily indicative of future clinical trials; and our drug candidates are based upon novel technology, are difficult and expensive to manufacture and may cause unexpected side effects. For a detailed description of these factors, see Trimeris’ Annual Report on Form 10-K filed with the SEC on March 16, 2007 and its periodic reports filed with the SEC.

Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See “Risk Factors,” in Part II -Item 1A in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is primarily in our investment portfolio. We do not use derivative financial instruments for speculative or trading purposes. Substantially all of our contracts are denominated in United States dollars; therefore, we have no material foreign currency risk. We have an investment policy that sets minimum credit quality standards for our investments. The policy also limits the amount of money we can invest in any one issue, issuer or type of instrument. We have not experienced any material loss in our investment portfolio, and we believe the market risk exposure in our investment portfolio has remained consistent over this period.

The table below presents the carrying value, which is approximately equal to fair value, and related weighted-average interest rates for our investment portfolio at March 31, 2007. Fair value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate

	(thousands)
Cash equivalents—fixed rate	$29,491	5.30%
Investment securities—available-for-sale-fixed rate	25,057	5.32%
Overnight cash investments—fixed rate	131	4.20%

Total cash, cash equivalents and investment securities	$54,679	5.31%

Item 4.	Controls and Procedures

Our President and Chief Operating Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of March 31, 2007. The term “disclosure control and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our President and Chief Operating Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks that should be considered in evaluating our Company and our business:

•	that if FUZEON does not maintain or increase its market acceptance, our business will be materially harmed;

•	that we may not be able to maintain profitability;

•	that Roche has significant inventory of both finished product and raw materials on hand, if FUZEON sales do not increase we could face the risk of significant write-offs;

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility or the transfer of particular rights to technologies or drug candidates;

•

that our business may require substantial additional capital, which we may not be able to obtain on commercially reasonable terms, and we could be required to cut back or stop certain operations if we are unable to raise or obtain needed funding;

•

that in order to remain profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of our current and future drug candidates or expend significant resources to develop these capabilities;

•

that if sufficient amounts of FUZEON, or any other drugs we attempt to bring to market, cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected;

•

that we do not control the manufacturing and production schedule at Roche’s Boulder facility where FUZEON is manufactured and we cannot ensure that significant costs associated with scheduling decisions will not be incurred;

•	that since Roche discontinued co-development of TRI-1144, we may incur significant financial hardship;

•

that our lead Next Generation Fusion Inhibitor peptide drug candidate is still in the early stages of development and remains subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our lead drug candidate, our business will be materially harmed;

•	that we face intense competition in our efforts to develop commercially successful drugs in the biopharmaceutical industry. If we are unable to compete successfully, our business will suffer;

•	that we may not receive all necessary regulatory approvals for future drug candidates or approvals may be delayed;

•	that the FDA may not accept our application to broaden the indication for FUZEON administration or may request additional studies, which could have an adverse effect on our stock price;

•	that HIV is likely to develop resistance to FUZEON and any of our future drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position;

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

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates;

•	that uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations;

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation;

•	that if the testing or use of our drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage;

•

that our quarterly operating results are subject to fluctuations. If our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock;

•	that if we cannot attract and retain qualified management and scientific personnel on acceptable terms, the development of our drug candidates and our financial position may suffer;

•

that if we are unable to meet or maintain the standards for maintaining internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, our stock price could be materially harmed;

•

that we rely on our collaborative partner Roche to timely deliver important financial information relating to FUZEON sales and expenses. In the event that this information is inaccurate, incomplete or not timely we will not be able to meet our financial reporting obligations as required by the SEC, and;

•

that our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 (See Item 1A-“Risk Factors” in the Form 10-K filed by Trimeris on March 16, 2007) have materially changed as follows:

If we cannot retain and attract qualified independent directors, our performance and our stock price could be adversely affected.

Our board of directors performs a valuable oversight function and is an important resource to management through their guidance and leadership. On April 4, 2007, one of our directors, Dr. J. Richard Crout, notified the Company that he will not stand for re-election to the Board of Directors at the Company’s 2007 annual meeting of stockholders. Dr. Crout has been a director since November 1998 and has served as Chairman of the Audit and Finance Committee of the Company’s Board of Directors since June 2000. On March 16, 2007, Dr. Dani Bolognesi notified the Company that he would retire from the board of directors effective at the 2007 annual meeting of stockholders as well. Dr. Bolognesi has been a director of the Company since its inception and was formerly the Company’s Chief Executive Officer and Chief Scientific Officer.

We may have to attract and recruit additional directors. Future recruitment and retention of qualified independent directors is critical to our success. In addition to the leadership and oversight provided by the board, the NASDAQ Stock Market listing requirements set forth specific standards that must be met in terms of director independence and qualification in order for the Company’s shares to continue to be listed on the exchange. We cannot assure you that we will successfully attract and retain the requisite number of qualified board members. If we cannot attract and retain the requisite number of qualified directors or if a significant number of our directors depart, the Company’s performance and our stock price could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

The following information would otherwise have been filed in a Current Report on Form 8-K under the heading “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:

On May 7, 2007 the board of directors of Trimeris, Inc. (the “Company”) appointed Robert R. Bonczek, age 62, as the Company’s Interim Chief Financial Officer. Mr. Bonczek will serve as Interim Chief Executive Officer until a successor is appointed but no later than May 31, 2007. Prior to being appointed Interim Chief Financial Officer, Mr. Bonczek had served in a financial advisory role to the Company since May 1, 2007. Prior to that, Mr. Bonczek was the Company’s Chief Financial Officer and General Counsel from March 2000 until his retirement in April 2007. Mr. Bonczek’s retirement was previously disclosed in the Company’s Current Report on Form 8-K filed on April 20, 2007.

The following information would otherwise have been filed in a Current Report on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement”:

On May 7, 2007, the Company and Mr. Bonczek entered into a letter of agreement (the “Letter Agreement”) whereby Mr. Bonczek agreed to serve in a financial advisory role to the Company effective May 1, 2007. In addition, Mr. Bonczek will serve as the Company’s Interim Chief Financial Officer subject to his appointment by the Company’s board of directors. As discussed above, the board of directors made such appointment on May 7, 2007. The Letter Agreement provides that Mr. Bonczek will serve as Interim Chief Financial Officer through May 2007 or until a successor is appointed. Mr. Bonczek will be paid $30,334 in exchange for his service pursuant to this Letter Agreement. In addition, any stock options held by Mr. Bonczek will continue to vest over the term of the Letter Agreement and Mr. Bonczek will be eligible for benefits available to active employees of the Company. Furthermore, any severance payments due to Mr. Bonczek in connection with his retirement will be delayed for the term of his engagement.

The Letter Agreement is filed hereto as Exhibit 99.1 and is incorporated herein by reference.

Item 6.	Exhibits

(a) Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trimeris, Inc.
(Registrant)

May 10, 2007	By:	/s/ E. LAWRENCE HILL, JR.
E. Lawrence Hill, Jr.
President and Chief Operating Officer

May 10, 2007	By:	/s/ ROBERT R. BONCZEK
Robert R. Bonczek
Chief Financial Officer (Principal Financial Officer)

May 10, 2007	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Director of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a) Certification by E. Lawrence Hill, Jr. as President and Chief Operating Officer.

31.2	Rule 13a-14(a) Certification by Robert R. Bonczek as Chief Financial Officer.

32.1	Section 1350 Certification by E. Lawrence Hill, Jr. as President and Chief Operating Officer.

32.2	Section 1350 Certification by Robert R. Bonczek as Chief Financial Officer.

99.1	Letter Agreement between Robert R. Bonczek and Trimeris, Inc. dated May 7, 2007.