Form 10-Q
period 2007-06-30
TRIMERIS INC
filed 2007-08-09
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2007 was 22,204,399.

TRIMERIS, INC.

FORM 10-Q

For the Six Months Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,037	$30,052
Investment securities available-for-sale	19,732	17,983
Accounts receivable - Roche	8,753	13,341
Other receivables	148	36
Prepaid expenses	538	1,068

Total current assets	65,208	62,480

Property, furniture and equipment, net	1,972	2,160
Long-term investment securities available-for-sale	3,120	604

Other assets:
Patent costs, net	2,753	2,584
Advanced payment - Roche	7,174	6,303
Deposits and other assets	383	772

Total other assets	10,310	9,659

Total assets	$80,610	$74,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$358	$709
Accrued compensation	4,175	3,797
Deferred revenue – Roche	333	2,118
Accrued expenses	1,301	2,283

Total current liabilities	6,167	8,907

Deferred revenue - Roche	1,645	9,151
Accrued marketing costs	17,692	17,288
Accrued compensation-long-term	1,597	1,072
Other liabilities	717	713

Total liabilities	27,818	37,131

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,204 and 22,132 shares issued and outstanding	22	22
Additional paid-in capital	411,002	408,855
Accumulated deficit	(358,260)	(371,086)
Accumulated other comprehensive income (loss)	28	(19)

Total stockholders’ equity	52,792	37,772

Total liabilities and stockholders’ equity	$80,610	$74,903

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Milestone revenue	$83	$1,055	$9,291	$2,111
Royalty revenue	3,219	2,408	7,081	4,988
Collaboration income	5,806	3,815	10,174	7,609

Total revenue and collaboration income	9,108	7,278	26,546	14,708

Operating expenses:
Research and development	2,959	4,961	6,056	10,141
General and administrative	1,937	2,927	8,476	6,083

Total operating expenses	4,896	7,888	14,532	16,224

Operating income (loss)	4,212	(610)	12,014	(1,516)

Other income (expense):
Interest income	727	470	1,397	888
Gain on disposal of equipment	5	—	7	—
Interest expense	(203)	(194)	(404)	(386)

Total other income	529	276	1,000	502

Income (loss) before taxes and cumulative effect of change in accounting principle	4,741	(334)	13,014	(1,014)
Income tax provision	66	—	188	—

Income (loss) before cumulative effect of change in accounting principle	4,675	(334)	12,826	(1,014)
Cumulative effect of change in accounting principle	—	—	—	252

Net income (loss)	$4,675	$(334)	$12,826	$(762)

Basic net income (loss) per share before cumulative effect of accounting change	$0.21	$(0.02)	$0.58	$(0.05)
Accounting change	—	—	—	0.01

Basic net income (loss) per share	$0.21	$(0.02)	$0.58	$(0.04)

Diluted net income (loss) per share before cumulative effect of accounting change	$0.21	$(0.02)	$0.58	$(0.05)
Accounting change	—	—	—	0.01

Diluted net income (loss) per share	$0.21	$(0.02)	$0.58	$(0.04)

Weighted average shares used in basic per share computations	22,043	21,896	22,036	21,877

Weighted average shares used in diluted per share computations	22,184	21,896	22,096	21,877

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$12,826	$(762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	443	483
Postretirement benefits	55	—
Net gain on sale of equipment	(7)	—
Patent/license amortization	88	83
Patent costs expensed	12	57
Amortization of deferred revenue – Roche	(9,291)	(2,111)
Stock compensation expense	2,015	3,089
Cumulative effect of change in accounting principle	—	(252)
Accrued marketing costs	404	386
Decrease (increase) in assets:
Accounts receivable - Roche	4,588	1,922
Other receivables	(112)	28
Prepaid expenses	530	689
Advanced payment - Roche	(871)	(416)
Deposits and other assets	376	42
Increase (decrease) in liabilities:
Accounts payable	(351)	(687)
Accrued compensation	903	(258)
Accrued expenses	(982)	288
Deferred revenue - Roche	—	2,500
Other liabilities	4	4

Net cash provided by operating activities	10,630	5,085

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(23,448)	(7,298)
Maturities of investment securities available-for-sale	19,175	7,500
Purchases of property and equipment	(256)	(402)
Proceeds from the sale of equipment	8	5
Patent costs	(256)	(215)

Net cash (used) by investing activities	(4,777)	(410)

Cash flows from financing activities:
Proceeds from employee stock purchase plan exercise	48	138
Proceeds from exercise of stock options	84	265

Net cash provided by financing activities	132	403

Net increase in cash and cash equivalents	5,985	5,078
Cash and cash equivalents, beginning of period	30,052	23,559

Cash and cash equivalents, end of period	$36,037	$28,637

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (the “Company” or “Trimeris”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells.

The Company has a worldwide agreement (the “Development and License Agreement”) with F. Hoffmann-La Roche Ltd., (“Roche”), to develop and market T-20, currently known as FUZEON®, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three and six months ended June 30, 2007 and 2006. The Development and License Agreement also provides the basis for substantially all of the Company’s results from the collaboration and milestone revenue. Substantially all of the accounts receivable at June 30, 2007 and December 31, 2006, are comprised of receivables from Roche owing under the Development and License Agreement.

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results, that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2006 financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

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

2. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan. The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised), “Share-Based Payment”. The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2007 (in thousands, except per share amounts):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Numerator:
Net income	$4,675	$12,826

Denominator:
Weighted average common shares	22,043	22,036

Denominator for basic calculation	22,043	22,036
Weighted average effect of dilutive securities:
Employee stock options	73	3
Employee stock purchase plan	2	1
Restricted stock	66	56

Denominator for diluted calculation	22,184	22,096

Net income per share:
Basic	$0.21	$0.58

Diluted	$0.21	$0.58

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and six months ended June 30, 2007, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2,867,000 and 2,812,000 respectively. Also excluded for the three and six months ended June 30, 2007 were 362,000 warrants to purchase common stock, due to their antidilutive effect. Diluted net loss per common share for the three and six months ended June 30, 2006 is not shown, as common equivalent shares from stock options, restricted stock and stock warrants had an anti-dilutive effect.

At June 30, 2007, there were 2,969,000 options to purchase common stock, 85,000 shares of restricted stock to be granted in March 2009 and 362,000 warrants to purchase common stock outstanding. At June 30, 2006, there were 3,567,000 options to purchase common stock, 153,000 restricted stock grants, which become fully vested in 2007, 50,000 restricted stock grants, which become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006 approximately $404,000 and $386,000, respectively, was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the Development and License Agreement, as amended July 12, 2004. No cash was paid for interest during the six months ended June 30, 2007 and 2006.

4. ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into a Development and License Agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. The Development and License Agreement has been amended several times, most recently in March 2007, the agreement was amended to only cover the development and commercialization of FUZEON.

The Development and License Agreement, as amended, grants Roche an exclusive, worldwide license for FUZEON. Under this agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. In addition, the Development and License Agreement gives Roche significant control over important aspects of the commercialization of FUZEON, including but not limited to pricing, sales force activities, and promotional activities. Under the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company.

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amends the terms of both the Development and License Agreement and the Research Agreement (defined below). This amendment states that all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON, shall now belong solely to Trimeris. The returned intellectual property covers both research and development stage molecules, including T-1249. Currently, there are no patients being treated with T-1249. Following the March 2007 amendment, Roche will only be responsible for one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve month sales threshold for FUZEON in the United States and Canada.

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $62.2 million and $58.5 million during the six months ended June 30, 2007 and 2006, respectively. Total net sales of FUZEON in the United States and Canada were $32.9 million and $31.1 million during the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $10.2 million and $7.6 million, respectively. During the three months ended June 30, 2007 and 2006, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $5.8 million and $3.8 million, respectively. Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche manufactures bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and produces finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON. Under the Company’s Development and License Agreement with Roche, the Company does not have the ability or rights to co-market this drug or field its own FUZEON sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

Roche prepares estimates for sales returns and allowances, discounts and rebates based primarily on its historical experience with FUZEON and other anti-HIV drugs and their estimates of the payor mix for FUZEON, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted, which could have an effect on results of operations in the period of adjustment.

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. The Company currently estimates this date to be in 2011. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the six months ended June 30, 2007 and 2006, the Company increased the initial recorded liability by $404,000 and $386,000, respectively, for accretion of interest. For the three months ended June 30, 2007 and 2006, the Company increased the initial recorded liability by $203,000 and $194,000, respectively, for accretion of interest. The total liability of $17.7 million and $17.3 million at June 30, 2007 and December 31, 2006, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs. With respect to both 2007 and 2006, there are no accrued marketing costs.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche, which amended the Development and License Agreement and set forth certain rights and responsibilities that the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. The Company’s anticipated share of this capital investment is approximately $14.0 million. As a result, the Company has capitalized costs of $10.0 million, and expects to pay approximately $500,000 per quarter through June 2009. As a result, Roche will no longer include the depreciation related to the manufacturing facility in the cost of goods sold. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche.” This asset is amortized based on the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming all payments are made and sales of FUZEON continue, the Company estimates that this asset has a remaining useful life of approximately 9 years. The carrying value of this asset will be evaluated annually for impairment or if an event occurs that triggers impairment.

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. During the period from January 2006 through September 2006, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit was approximately $632,000. During the period from July 2004 through June 2005, we also received a similar credit of which our share was approximately $900,000. These payments have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during this period is sold. During the three and six months ended June 30, 2007, there were no products other than FUZEON produced at the Roche-owned facilities in Boulder.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. In accordance with our Development and License Agreement with Roche, our royalty rate increased from 10% to 12%, effective during the third quarter of 2006. Royalties of $7.1 million and $5.0 million were recognized as revenue during the six months ended June 30, 2007 and 2006, respectively. Royalties of $3.2 million and $2.4 million were recognized as revenue during the three months ended June 30, 2007 and 2006, respectively.

Development Expenses

Under the Development and License Agreement, development costs for FUZEON are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Development expenses pertaining to the United States and Canada are included in our statements of operations as operating expenses under Research and Development.

The Research Agreement

        Research, or the process of identifying clinical candidates, is generally distinct from the advanced testing of these compounds, a process referred to herein as development (see discussion above “Development Expenses”). In the Company’s collaboration with Roche, the identification of compounds that may become clinical candidates had been governed by a separate research agreement and the work by the parties was performed according to an agreed upon research plan. In 2001, the Company entered into a research agreement (the “Research Agreement”) with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. In September 2006, we announced that our Research Agreement with Roche to co-develop a novel next generation fusion inhibitor (“NGFI”) was extended through December 31, 2008. The development work covered under the Research Agreement had focused on two distinct peptide classes, exemplified by TRI-999 and TRI-1144, as NGFI candidates. Based on the results of certain preclinical studies, TRI-1144 met the criteria established by Trimeris and Roche for further development and was being advanced as the lead preclinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be further developed. In addition, the Company has the option to participate in the co-development and commercialization of certain Roche-developed fusion inhibitor peptides. In order to exercise its option, the Company must pay Roche a one-time, lump sum payment of $4.5 million, per candidate.

In March 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue recognition for those milestones being amortized over the length of the research and development period of the NGFI peptides because the period of our joint development has ended. The acceleration of these milestones resulted in $8.7 million of additional milestone revenue during the first quarter of 2007. Under this agreement, the Company has maintained the option to participate in the co-development and commercialization of certain Roche-developed fusion inhibitor peptides, as described in the preceding paragraph.

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

The table below presents the Company’s other comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$4,675	$(334)	$12,826	$(762)

Unrealized (loss) on securities available-for-sale	(14)	(8)	(8)	(16)

Unrecognized prior service costs and actuarial gains for post-retirement plan	(3)	—	49	—

Other comprehensive income (loss)	$4,658	$(342)	$12,867	$(778)

6. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (revised) using the modified prospective method on January 1, 2006. Accordingly, during the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and awards granted after January 1, 2006, using the Black-Scholes valuation model. The Company has recognized the compensation expense using a straight-line amortization method. As SFAS No. 123 (revised) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six months ended June 30, 2007 and 2006 have been reduced for estimated forfeitures. When estimating forfeitures, the Company considered voluntary termination behaviors, as well as trends of actual option forfeitures.

On March 9, 2007, in conjunction with his employment agreement, the Company agreed to grant Dani Bolognesi 50,000 shares of restricted stock. On March 14, 2007, in conjunction with his retirement agreement, the vesting of these restricted shares was accelerated. As a result, the Company recorded non-cash compensation expense of approximately $512,000 during the first quarter of 2007.

On March 9, 2007, in conjunction with his employment agreement, the Company agreed to grant Robert Bonczek 35,000 shares of restricted stock. On March 14, 2007, in conjunction with his retirement agreement, the vesting of these restricted shares was accelerated. As a result, the Company recorded non-cash compensation expense of approximately $358,000 during the first quarter of 2007.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the accumulated post-retirement benefit obligation) of its post-retirement plan in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive loss. The adjustment to accumulated other comprehensive loss at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, “Employers’ Accounting for Pensions,” all of which were previously netted against the plan’s funded status in the Company’s balance sheets pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic benefit costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS 158.

The components of net periodic post-retirement benefit cost of the Plan for the three and six months ended June 30, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$13	$18	$29	$36
Interest cost	6	5	12	9
Amortization of net actuarial gain	4	(4)	9	(8)
Amortization of prior service costs	(3)	6	(6)	12
Curtailments	—	—	(13)	—

Total	$20	$25	$31	$49

8. INCOME TAXES

Income tax expense has been accrued for the three and six months ended June 30, 2007 in the amount of $66,000 and $188,000, respectively. The Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN No. 48 as of January 1, 2007 with no material impact on the financial statements.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Under the Development and License Agreement, Trimeris and Roche are obligated to share equally the future development expenses for FUZEON for the United States and Canada. The Company also expects to have capital expenditures of approximately $81,000 during the remainder of 2007 that will not be shared with Roche. The Company may finance these expenditures with capital or operating leases, debt or working capital.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $126,000 as of June 30, 2007.

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

During March 2007, as a continued part of the shift in strategic emphasis, the Company reduced its workforce by approximately 25% and recognized expense of $4.3 million for severance and other costs in the first quarter of 2007. Of this $4.3 million, $870,000 was related to the acceleration of vesting of restricted stock and is excluded from the table below (see footnote 6 “Stock Based Compensation” for further explanation).

During April 2007, as a continued part of the shift in strategic emphasis, the Company reduced its workforce by approximately 7% and recognized expense of $77,000 for severance and other costs in the second quarter of 2007.

Following is a summary of activity related to the 2006 and 2007 restructuring accruals (in thousands):

	Severance and Benefits 2006	Severance and Benefits 2007	Total
2006 severance charge	$3,161	$—	$3,161
Payments	(64)	—	(64)

Balance at December 31, 2006	3,097	—	3,097
2007 severance charge	—	3,344	3,344
Adjustments	130	—	130
Payments	(1,061)	—	(1,061)

Balance at March 31, 2007	$2,166	$3,344	$5,510

2007 severance charge		$77	$77
Adjustments	(66)	—	(66)
Payments	(440)	(543)	(983)

Balance at June 30, 2007	$1,660	$2,878	$4,538

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have a worldwide agreement (the “Development and License Agreement”) with Roche, to develop and market T-20, marketed as FUZEON, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada. In 2001, the Company entered into the research agreement (the “Research Agreement”) with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides.

For the second quarter of 2007, the Company recorded net income of $4.7 million, or $0.21 per share, compared to a net loss of $334,000, or ($0.02) per share, in the second quarter of 2006. This result was primarily driven by the following factors:

•

Collaboration income - Collaboration income increased to $5.8 million in the second quarter of 2007 compared to $3.8 million in the second quarter of 2006. This result was primarily driven by (1) an increase in FUZEON sales in North America and (2) a decrease in selling and marketing expenses.

•

Royalty revenue – Royalty revenue increased to $3.2 million in the second quarter of 2007 from $2.4 million in the second quarter of 2006. This result was primarily driven by (1) an increase in FUZEON sales outside of North America and (2) an increase in our royalty rate from 10% to 12% that occurred in the third quarter of 2006.

•

Research and development expenses - Research and development expenses decreased to $3.0 million in the second quarter of 2007 from $5.0 million in the second quarter of 2006. This result was primarily driven by (1) decreased costs associated with ongoing clinical trials for FUZEON and (2) decreased employee costs as a result of our reduced headcount.

•

General and administrative expenses - General and administrative expenses decreased to $1.9 million in the second quarter of 2007 from $2.9 million in the second quarter of 2006. This result was primarily driven by decreased employee costs as a result of our reduced headcount.

These factors were offset, in part, by reduced milestone revenue. Milestone revenue decreased to $83,000 in the second quarter of 2007 from $1.1 million in the second quarter of 2006. On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights and joint patents and other intellectual property rights to the Next Generation Fusion Inhibitor (“NGFI”) peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue for those milestones being amortized over the length of the research and development period of the NGFI peptides into the first quarter of 2007 because our period of joint development ended.

For a comparison of the six months ended June 30, 2007 and 2006, see “Results of Operations – Comparison of Six Months Ended June 30, 2007 and 2006.”

Recent Company Announcements

On June 29, 2007, Stephen R. Davis and Barry D. Quart, Pharm.D. were appointed to the Board of Directors of the Company. Mr. Davis is Executive Vice President and Chief Operating Officer of Neurogen Corporation. Dr. Quart is President and Chief Executive Officer of Ardea Biosciences, Inc. Also on June 27, 2007, Jeffrey M. Lipton and E. Gary Cook announced their intentions to retire from the Trimeris Board of Directors effective at the 2007 Annual Meeting of Stockholders. Dr. J. Richard Crout and Dani P. Bolognesi had previously announced their retirements from the Trimeris Board of Directors also effective at the 2007 Annual Meeting of Stockholders.

On July 27, 2007, Daniel Ratto, 49, was appointed as acting Chief Financial Officer of Trimeris. Mr. Ratto has over 20 years of experience as a financial consultant for more than 30 U.S. entities and has served in many in-house roles for clients, including at various times, CFO, Vice President of Finance and Controller. Mr. Ratto also currently serves as CFO of Deltagen, Inc., a leading provider of drug discovery tools and services to the biopharmaceutical industry, a position he has held since June 2003. From 2001 to 2002, Mr. Ratto served as CFO of Signature Fruit LLC. Mr. Ratto has served as a financial consultant to Trimeris since March of this year.

Mr. Ratto has been retained through an engagement of Hickey & Hill, Inc., a management advisory firm. The Company expects to enter into an engagement agreement with Hickey & Hill, Inc. pursuant to which Hickey & Hill will charge the Company for Mr. Ratto’s services as acting CFO.

Target Product Profile for TRI-1144

In preclinical studies, TRI-1144 has demonstrated excellent antiviral, pharmacokinetic, safety and physical properties. The Company has adopted a target product profile of a convenient, low-volume, once per day injection, delivered by a pre-filled auto-injector with minimal to no injection site reactions. In addition the target product profile for TRI-1144 seeks to retain the excellent systemic safety profile of FUZEON. Future line extensions or modifications to the current target product profile could include less frequent than once per day dosing.

The TRI-1144 preclinical safety program is ongoing with an IND filing planned for the first half of next year followed shortly by comprehensive Phase I/II clinical study that we anticipate will provide key data to support our target product profile.

Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended June 30, 2007 and 2006

Revenues

The table below presents our revenue sources for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2007	2006
Milestone revenue	$83	$1,055	$(972)
Royalty revenue	3,219	2,408	811
Collaboration income	5,806	3,815	1,991

Total revenue and collaboration income	$9,108	$7,278	$1,830

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of June 30, 2007. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis over the estimated commercial period of FUZEON.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through June 30, 2007	Revenue for the Three Months Ended June 30, 2007	End of Recognition Period
	$4,600	*	July	1999	$4,600	$—	**
	2,000		October	2000	2,000	—	**
	8,000		March	2003	8,000	—	**
	5,000		May	2003	5,000	—	**
	2,500		June	2003	1,014	62	June 2013
	750		June	2004	258	21	June 2013
	2,500		January	2006	2,500	—	**

Total	$25,350				$23,372	$83

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We had deferred $4.6 million over the research and development period. This deferred amount was the net of the $10 million up-front payment and the $5.4 million for the warrant.
**	On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development ended.

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada. Sales of FUZEON outside the United States and Canada began in June 2003. In accordance with our agreement with Roche, our royalty rate has increased from 10% to 12%. This increase has been in effect since, and including, the third quarter of 2006. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue increased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 as a result of sales growth during the second quarter of 2007 compared to the second quarter of 2006 and the increase in the royalty rate mentioned above.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003.

(in thousands)	Three Months Ended June 30,		Change
	2007	2006
Gross FUZEON sales by Roche	$39,111	$37,123	$1,988
Less sales adjustments	(6,234)	(6,041)	(193)
Sales adjustments as a % of Gross Sales	16%	16%

Net sales	32,877	31,082	1,795
Cost of goods sold	(10,681)	(11,021)	340
Cost of goods sold as a % of Net Sales	32%	35%

Gross profit	22,196	20,061	2,135
Gross profit as a % of Net Sales	68%	65%
Selling and marketing expenses	(9,082)	(11,878)	2,796
Other costs	(983)	(1,095)	112

Total shared profit	12,131	7,088	5,043
Trimeris share *	6,066	4,068	1,998
Costs exclusive to Trimeris	(260)	(253)	(7)

Net income from collaboration	$5,806	$3,815	$1,991

*	At present the Company is still in discussions with Roche to finalize the budget and share of marketing expenses for 2007. Under the terms of our Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. For the second quarter of 2007, the Company has recorded 50% of the selling and marketing expenses as reported by Roche although the Company maintains its right to limit this spending. The Company’s contribution to selling and marketing expenses was limited in 2006. As a result, the Company’s and Roche’s share of the collaboration income was not equal in 2006.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2007 and 2006.

Kits Shipped	2007	2006
Q1	17,900	17,100
Q2	19,200	19,800
Q3	—	19,900
Q4	—	22,900

Total	37,100	79,700

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the three months ended June 30, 2007.

Cost of goods sold: Cost of goods sold as a percentage of net sales decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 as Roche is now selling FUZEON inventory manufactured at lower costs due to manufacturing efficiencies. We expect the cost of goods sold as a percentage of sales will continue at the same rate for the majority of 2007, after which time we may see an increase in our cost of goods sold as a percentage of sales.

Selling and marketing expenses: At present the Company is still in discussions with Roche to finalize the budget and share of marketing expenses for 2007. Under the terms of our Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. For the second quarter of 2007, the Company has recorded 50% of the selling and marketing expenses. The Company’s contribution to selling and marketing expenses was limited in 2006.

Other costs: Other costs for the three months ended June 30, 2007 and 2006 include general and administrative costs and distribution charges. Other costs for the three months ended June 30, 2007 also include inventory write-offs. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2007	2006
Total research and development expenses	$2,959	$4,961	$(2,002)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche, and

•

Research expenses for the preclinical development of the NGFIs, which we shared equally with Roche in 2006 and through March 13, 2007, the date of the signing of the agreement with Roche whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to the Company. After March 13, 2007, these expenses became the sole responsibility of the Company.

Total research and development expenses: Total research and development expenses decreased during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount,

•	Decreased expenses related to our employee share-based compensation, and

•	Decreased costs associated with ongoing clinical trials for FUZEON and T-1249.

We expect total research and development expenses, net of the reimbursements for FUZEON development costs from Roche for the remainder of 2007 to be comparable to those incurred in 2006.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2007	2006
Total general and administrative expenses	$1,937	$2,927	$(990)

Total general and administrative expenses: Total general and administrative expenses decreased during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, primarily as a result of reduced employee costs as a result of our reduced headcount.

We expect total general and administrative expenses for the remainder of 2007 will be comparable to those incurred in 2006.

Other Income (Expense): The table below presents our other income (expense) for the three months ended June 30, 2007 and 2006.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2007	2006
Interest income	$727	$470	$257
Gain on disposal of equipment	5	—	5
Interest expense	(203)	(194)	(9)

Total other income, net	$529	$276	$253

Other income (expense) principally consists of interest income and accretion of interest. The increase in interest income for the three months ended June 30, 2007 was primarily due to interest earned on higher cash balances. Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount.

Income Tax Provision

Income tax expense has been accrued for the three months ended June 30, 2007 at approximately 1.39% as the Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2007 and 2006

Revenues

The table below presents our revenue sources for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006
Milestone revenue	$9,291	$2,111	$7,180
Royalty revenue	7,081	4,988	2,093
Collaboration income	10,174	7,609	2,565

Total revenue and collaboration income	$26,546	$14,708	$11,838

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of June 30, 2007. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis over the estimated commercial period of FUZEON.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through June 30, 2007	Revenue for the Six Months Ended June 30, 2007	End of Recognition Period
	$4,600	*	July	1999	$4,600	$891	**
	2,000		October	2000	2,000	501	**
	8,000		March	2003	8,000	4,192	**
	5,000		May	2003	5,000	2,750	**
	2,500		June	2003	1,014	124	June 2013
	750		June	2004	258	41	June 2013
	2,500		January	2006	2,500	792	**

Total	$25,350				$23,372	$9,291

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We had deferred $4.6 million over the research and development period. This deferred amount was the net of the $10 million up-front payment and the $5.4 million for the warrant.
**	On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development ended.

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of FUZEON outside the United States and Canada. Sales of FUZEON outside the United States and Canada began in June 2003. In accordance with our Development and License Agreement, our royalty rate has increased from 10% to 12%. This increase has been in effect since, and including, the third quarter of 2006. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which Trimeris receives a 12% royalty. Royalty revenue increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as a result of sales growth during 2007 compared to 2006 and the increase in the royalty rate mentioned above.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangement and is not equal in all cases. FUZEON was launched in March 2003.

(in thousands)	Six Months Ended June 30,		Change
	2007	2006
Gross FUZEON sales by Roche	$74,088	$69,328	$4,760
Less sales adjustments	(11,879)	(10,868)	(1,011)
Sales adjustments as a % of Gross Sales	16%	16%

Net sales	62,209	58,460	3,749
Cost of goods sold	(20,625)	(20,530)	(95)
Cost of goods sold as a % of Net Sales	33%	35%

Gross profit	41,584	37,930	3,654
Gross profit as a % of Net Sales	67%	65%
Selling and marketing expenses	(18,287)	(21,855)	3,568
Other costs	(1,944)	(1,762)	(182)

Total shared profit	21,353	14,313	7,040
Trimeris share *	10,684	8,087	2,597
Costs exclusive to Trimeris	(510)	(478)	(32)

Net income from collaboration	$10,174	$7,609	$2,565

*	At present the Company is still in discussions with Roche to finalize the budget and share of marketing expenses for 2007. Under the terms of our Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. For the first six months of 2007, the Company has recorded 50% of the selling and marketing expenses as reported by Roche although the Company maintains its right to limit this spending. The Company’s contribution to selling and marketing expenses was limited in 2006. As a result, the Company’s and Roche’s share of the collaboration income was not equal in 2006.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2007 and 2006.

Kits Shipped	2007	2006
Q1	17,900	17,100
Q2	19,200	19,800
Q3	—	19,900
Q4	—	22,900

Total	37,100	79,700

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. There were no material revisions to Roche’s recorded estimates related to total sales adjustments compared to net sales for the six months ended June 30, 2007.

Cost of goods sold: Cost of goods sold as a percentage of net sales decreased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as Roche is now selling FUZEON inventory manufactured at lower costs due to manufacturing efficiencies.

Selling and marketing expenses: At present the Company is still in discussions with Roche to finalize the budget and share of marketing expenses for 2007. Under the terms of our Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. For the first six months of 2007, the Company has recorded 50% of the selling and marketing expenses. The Company’s contribution to selling and marketing expenses was limited in 2006.

Other costs: Other costs for the six months ended June 30, 2007 and June 30, 2006 include general and administrative costs and distribution charges. Other costs for the six months ended June 30, 2007 also include inventory write-offs. The Company is responsible for 50% of these costs under the Development and License Agreement

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006
Total research and development expenses	$6,056	$10,141	$(4,085)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche, and

•

Research expenses for the preclinical development of the NGFIs, which we shared equally with Roche in 2006 and through March 13, 2007, the date of the signing of the agreement with Roche whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to the Company. After March 13, 2007, these expenses became the sole responsibility of the Company.

Total research and development expenses: Total research and development expenses decreased during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount

•	Decreased expenses related to our employee share-based compensation, and

•	Decreased costs associated with ongoing clinical trial costs for FUZEON and T-1249

General and Administrative Expenses

The table below presents our general and administrative expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006
Total general and administrative expenses	$8,476	$6,083	$2,393

Total general and administrative expenses: Total general and administrative expenses increased during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily as a result of expenses related to the reduction in force we implemented in the first quarter of 2007. These expenses were offset, in part, by decreased expenses related to our employee share based compensation and reduced employee costs as a result of our reduced headcount.

Other Income (Expense): The table below presents our other income (expense) for the six months ended June 30, 2007 and 2006.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006
Interest income	$1,397	$888	$509
Gain (loss) on disposal of equipment	7	—	7
Interest expense	(404)	(386)	(18)

Total other income, net	$1,000	$502	$498

Other income (expense) consists of interest income and accretion of interest. The increase in interest income for the six months ended June 30, 2007 was primarily due to interest earned on higher cash balances. Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount.

Income Tax Provision

Income tax expense has been accrued for the six months ended June 30, 2007 at approximately 1.44% as the Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

(in thousands)	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$10,630	$5,085
Net cash used by investing activities	(4,777)	(410)
Net cash provided by financing activities	132	403

Net increase in cash and cash equivalents	5,985	5,078
Cash and cash equivalents, beginning of period	30,052	23,559

Cash and cash equivalents, end of period	$36,037	$28,637

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the six months ended June 30, 2007, cash provided by operating activities resulted from net income primarily due to increased payments from Roche for the collaboration activities. We use our cash primarily to fund research and development relating to FUZEON and TRI-1144 and costs for the commercialization of FUZEON.

During the remainder of 2007, cash provided by operating activities will depend on several factors including the sales, cost of sales and commercialization expenses related to the sale of FUZEON (profitability of the collaboration with Roche) and the amount of money we deploy into developing our research pipeline and post marketing commitments for FUZEON (development expenses.)

Investing Activities. The amount used by investing activities for the six months ended June 30, 2007 and 2006 primarily resulted from the net purchases of investment securities available-for-sale, the purchase of property and equipment and patent costs. The purchase and maturity of investment securities available-for-sale was due to the normal maturity and repurchase of investments.

During the remainder of 2007, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on the purchase of property and equipment to be less than 2006. We expect patent costs in 2007 to approximate the spending in 2006.

Financing Activities. The amount provided by financing activities for the six months ended June 30, 2007 and 2006 resulted from the exercise of stock options and the purchase of shares under our employee stock purchase plan.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sales. As of June 30, 2007, we had $58.9 million in cash and cash equivalents and investment securities available-for-sale, compared to $48.6 million as of December 31, 2006.

Future Capital Requirements. Depending on FUZEON sales, the level of expenses and other factors, we may not be able to generate sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for FUZEON and our other potential drug candidates for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates and compound discovery and development efforts, including:

•	expenditures for commercialization activities related to FUZEON,

•	research and development and preclinical testing of TRI-1144,

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

Contractual Obligations. The following table summarizes our material contractual commitments at June 30, 2007 for the remainder of 2007 and subsequent years (in thousands):

Contractual Obligation****	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases*	$755	$1,538	$1,569	$1,600	$1,632	$5,240	$12,334
Other contractual obligations**	1,000	2,000	1,000	—	—	—	4,000
Other long-term liabilities reflected on the Balance Sheet ***	—	—	—	—	7,468	14,936	22,404

Total	$1,755	$3,538	$2,569	$1,600	$9,100	$20,176	$38,738

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where FUZEON drug substance is produced. We reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Our share of this capital investment is approximately $14.0 million. At June 30, 2007, we have capitalized costs of $10 million, and expect to pay approximately $500,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	Our actual cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We currently estimate this date to be in 2011. During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the six months ended June 30, 2007, we increased this liability by $404,000. The total liability of $17.7 million at June 30, 2007, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.
****	The Company may have other contractual obligations to the following entities upon achievement of certain developmental, clinical and commercial milestones. At present there is no certainty of achievement of these milestones.

Array Biopharma, Inc. (“Array”)

Our agreement with Array contemplates that the Company could owe Array up to $9.7 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2006, 2005 and 2004, we incurred costs, under this agreement, of $0, $5,000 and $15,000, respectively. During the six months ended June 30, 2007, we incurred no costs under this agreement.

Neokimia, Inc. (“Neokimia”)

Our agreement with Neokimia contemplates that the Company could owe Neokimia up to $20 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2006, 2005 and 2004, we incurred no costs under this agreement. During the six months ended June 30, 2007, we incurred no costs under this agreement.

New York Blood Center

The Company does not have milestone obligations under this license agreement, however does make payments based on a contracted term.

ChemBridge Research Laboratories (“CRL”)

Our agreement with CRL contemplates that the Company could owe CRL up to $5.25 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones with an additional $1.25 million in milestone payments due for each additional compound commercialized. During the year ended December 31, 2006, we incurred costs of $383,000 under this agreement. During the six months ended June 30, 2007, we incurred no costs under this agreement.

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

Accounting and Other Matters

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN No. 48 as of January 1, 2007 with no material impact on the financial statements.

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

Cautionary Statements Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and any attachments may contain forward-looking information about the Company’s financial results and business prospects that involve substantial risks and uncertainties. These statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. Among the factors that could cause actual results to differ materially are the following: there is uncertainty regarding the success of research and development activities, regulatory authorizations and product commercializations; we are dependent on third parties for the sale, marketing and distribution of our drug candidates; the market for HIV therapeutics is very competitive with regular new product entries that could affect the sale of our products; the results of our previous clinical trials are not necessarily indicative of future clinical trials; and our drug candidates are based upon novel technology, are difficult and expensive to manufacture and may cause unexpected side effects. For a detailed description of these factors, see Trimeris’ Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 and its periodic reports filed with the SEC.

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

The table below presents the carrying value, which is approximately equal to fair value, and related weighted-average interest rates for our investment portfolio at June 30, 2007. Fair value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$35,771	4.17%
Investment securities - available-for-sale-fixed rate	22,852	5.30%
Overnight cash investments—fixed rate	266	4.11%

Total cash, cash equivalents and investment securities	$58,889	4.61%

Item 4.	Controls and Procedures

Our President and Chief Operating Officer and Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our President and Chief Operating Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Other than as discussed below, there have been no material changes in our risk factors. Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks that should be considered in evaluating our Company and our business:

•	that if FUZEON does not maintain or increase its market acceptance, our business will be materially harmed;

•	that we may not be able to maintain profitability;

•	that Roche has significant inventory of both finished product and raw materials on hand. If FUZEON sales do not increase we could face the risk of significant write-offs;

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

The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 (See Item 1A-”Risk Factors” in the Form 10-K filed by Trimeris on March 16, 2007) have materially changed as follows:

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

We may have to attract and recruit additional directors. Future recruitment and retention of qualified independent directors is critical to our success. In addition to the leadership and oversight provided by the board, the NASDAQ Stock Market listing requirements set forth specific standards that must be met in terms of director independence and qualification in order for the Company’s shares to continue to be listed on the exchange. We cannot assure you that we will succe ssfully attract and retain the requisite number of qualified board members. If we cannot attract and retain the requisite number of qualified directors or if a significant number of our directors depart, the Company’s performance and our stock price could be adversely affected.

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

Trimeris, Inc.
(Registrant)

August 9, 2007	By:	/s/ E. LAWRENCE HILL, JR.
E. Lawrence Hill, Jr.
President and Chief Operating Officer

August 9, 2007	By:	/s/ DAN RATTO
Dan Ratto
Chief Financial Officer (Principal Financial Officer)

August 9, 2007	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Director of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1	Executive Employment Agreement between Trimeris, Inc. and Carol Ohmstede dated August 1, 2006

10.2	Letter Agreement between Trimeris, Inc. and Carol Ohmstede dated August 1, 2007

10.3	Letter Agreement between Trimeris, Inc. and Andrew L. Graham dated August 1, 2007

10.4	Executive Engagement Agreement between Trimeris, Inc and Hickey & Hill, Inc. and E. Lawrence Hill, Jr. dated August 2, 2007

10.5	Executive Engagement Agreement between Trimeris, Inc and Hickey & Hill, Inc. and Daniel Ratto dated August 2, 2007

31.1	Rule 13a-14(a) Certification by E. Lawrence Hill, Jr. as President and Chief Operating Officer.

31.2	Rule 13a-14(a) Certification by Dan Ratto as Chief Financial Officer.

32.1	Section 1350 Certification by E. Lawrence Hill, Jr. as President and Chief Operating Officer.

32.2	Section 1350 Certification by Dan Ratto as Chief Financial Officer.