Form 10-Q
period 2007-09-30
TRIMERIS INC
filed 2007-11-09
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2007 was 22,224,399.

TRIMERIS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,252	$30,052
Investment securities available-for-sale	13,890	17,983
Accounts receivable—Roche	10,754	13,341
Other receivables	73	36
Prepaid expenses	474	1,068

Total current assets	68,443	62,480

Property, furniture and equipment, net	1,801	2,160
Long-term investment securities available-for-sale	6,145	604
Other assets:
Patent costs, net	2,696	2,584
Advanced payment—Roche	6,865	6,303
Deposits and other assets	376	772

Total other assets	9,937	9,659

Total assets	$86,326	$74,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$698	$709
Accrued compensation	4,196	3,797
Deferred revenue—Roche	265	2,118
Accrued expenses	1,172	2,283

Total current liabilities	6,331	8,907
Deferred revenue—Roche	1,635	9,151
Accrued marketing costs	17,807	17,288
Accrued compensation-long-term	800	1,072
Other liabilities	719	713

Total liabilities	27,292	37,131

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,224 and 22,132 shares issued and outstanding	22	22
Additional paid-in capital	411,685	408,855
Accumulated deficit	(352,720)	(371,086)
Accumulated other comprehensive income (loss)	47	(19)

Total stockholders’ equity	59,034	37,772

Total liabilities and stockholders’ equity	$86,326	$74,903

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Milestone revenue	$78	$789	$9,369	$2,900
Royalty revenue	4,781	3,391	11,862	8,379
Collaboration income	5,518	5,559	15,692	13,168

Total revenue and collaboration income	10,377	9,739	36,923	24,447

Operating expenses:
Research and development	3,809	3,840	9,865	13,981
General and administrative	1,674	2,658	10,150	8,741

Total operating expenses	5,483	6,498	20,015	22,722

Operating income	4,894	3,241	16,908	1,725

Other income (expense):
Interest income	815	519	2,212	1,407
Gain on disposal of equipment	—	7	7	7
Interest expense	(115)	(196)	(519)	(582)

Total other income	700	330	1,700	832

Income before taxes and cumulative effect of change in accounting principle	5,594	3,571	18,608	2,557
Income tax provision	54	124	242	124

Income before cumulative effect of change in accounting principle	5,540	3,447	18,366	2,433
Cumulative effect of change in accounting principle	—	—	—	252

Net income	$5,540	$3,447	$18,366	$2,685

Basic net income per share before cumulative effect of accounting change	$0.25	$0.16	$0.83	$0.11
Accounting change	—	—	—	0.01

Basic net income per share	$0.25	$0.16	$0.83	$0.12

Diluted net income per share before cumulative effect of accounting change	$0.25	$0.16	$0.83	$0.11
Accounting change	—	—	—	0.01

Diluted net income per share	$0.25	$0.16	$0.83	$0.12

Weighted average shares used in basic per share computations	22,108	21,911	22,047	21,889

Weighted average shares used in diluted per share computations	22,132	22,037	22,068	22,056

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$18,366	$2,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	622	726
Postretirement benefits	55	—
Net gain on sale of equipment	(7)	(7)
Patent/license amortization	199	125
Patent costs expensed	63	66
Amortization of deferred revenue—Roche	(9,369)	(2,900)
Stock compensation expense	2,678	4,260
Cumulative effect of change in accounting principle	—	(252)
Accrued marketing costs	519	582
Decrease (increase) in assets:
Accounts receivable—Roche	2,587	(659)
Other receivables	(37)	27
Prepaid expenses	594	1,137
Advanced payment—Roche	(562)	(665)
Deposits and other assets	377	42
Increase (decrease) in liabilities:
Accounts payable	(11)	(1,172)
Accrued compensation	127	384
Accrued expenses	(1,111)	1,143
Deferred revenue—Roche	—	2,500
Other liabilities	6	6

Net cash provided by operating activities	15,096	8,028

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(34,087)	(11,984)
Maturities of investment securities available-for-sale	32,650	13,297
Purchases of property and equipment	(264)	(479)
Proceeds from the sale of equipment	8	14
Patent costs	(355)	(341)

Net cash (used) provided by investing activities	(2,048)	507

Cash flows from financing activities:
Proceeds from employee stock purchase plan exercise	104	138
Proceeds from exercise of stock options	48	265

Net cash provided by financing activities	152	403

Net increase in cash and cash equivalents	13,200	8,938
Cash and cash equivalents, beginning of period	30,052	23,559

Cash and cash equivalents, end of period	$43,252	$32,497

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (the “Company” or “Trimeris”) was incorporated on January 7, 1993 in Delaware, to discover and develop novel therapeutic agents that block viral infection by inhibiting viral fusion with host cells.

The Company has a worldwide agreement (the “Development and License Agreement”) with F. Hoffmann-La Roche Ltd., (“Roche”), to develop and market T-20, known as FUZEON® , whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three and nine months ended September 30, 2007 and 2006. The Development and License Agreement also provides the basis for substantially all of the Company’s results from the collaboration and milestone revenue. Substantially all of the accounts receivable at September 30, 2007 and December 31, 2006, are comprised of receivables from Roche owing under the Development and License Agreement.

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2006 financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007.

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

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan. The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised), “Share-Based Payment”. The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Numerator:
Net income	$5,540	$3,447	$18,366	$2,685

Denominator:
Weighted average common shares	22,108	21,911	22,047	21,889

Denominator for basic calculation	22,108	21,911	22,047	21,889
Weighted average effect of dilutive securities:
Employee stock options	—	15	—	63
Employee stock purchase plan	1	1	1	1
Restricted stock	23	110	20	103

Denominator for diluted calculation	22,132	22,037	22,068	22,056

Net income per share:
Basic	$0.25	$0.16	$0.83	$0.12

Diluted	$0.25	$0.16	$0.83	$0.12

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2007, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2,791,000 and 2,746,000, respectively. Also excluded for the three and nine months ended September 30, 2007 were 362,000 warrants to purchase common stock, due to their anti-dilutive effect. For the three and nine months ended September 30, 2006, the number of anti-dilutive shares issuable upon exercise of options that were excluded amounted to approximately 3,400,000 and 3,300,000, respectively. Also excluded for the three and nine months ended September 30, 2006 were 362,000 warrants to purchase common stock due to their anti-dilutive effect.

At September 30, 2007, there were 2,820,000 options to purchase common stock, 85,000 shares of restricted stock to be granted in March 2009 and 362,000 warrants to purchase common stock outstanding. At September 30, 2006, there were 3,759,000 options to purchase common stock, 153,000 restricted stock grants, which become fully vested in 2007, 50,000 restricted stock grants, which become fully vested in 2008 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006, approximately $519,000 and $582,000, respectively, was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represents the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the Development and License Agreement, as amended. No cash was paid for interest during the nine months ended September 30, 2007 and 2006.

4. ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into the Development and License Agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. The Development and License Agreement has been amended several times, most recently in March 2007, when the agreement was amended to only cover the development and commercialization of FUZEON. The Development and License Agreement will effectively terminate upon the expiration of the last relevant patent covering FUZEON.

The Development and License Agreement, as amended, grants Roche an exclusive, worldwide license for FUZEON. Under this agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. In addition, the Development and License Agreement gives Roche significant control over important aspects of the commercialization of FUZEON, including, but not limited to, pricing, sales force activities and promotional activities. Under the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company.

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amends the terms of both the Development and License Agreement and the Research Agreement (defined below). This amendment states that all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON, shall now belong solely to Trimeris. The returned intellectual property covers both research and development stage molecules, including T-1249. Currently, there are no patients being treated with T-1249. Following the March 2007 amendment, Roche is only responsible for one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve month sales threshold for FUZEON in the United States and Canada.

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $92.8 million and $92.0 million during the nine months ended September 30, 2007 and 2006, respectively. Total net sales of FUZEON in the United States and Canada were $30.6 million and $33.5 million during the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $15.7 million and $13.2 million, respectively. During the three months ended September 30, 2007 and 2006, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $5.5 million and $5.6 million, respectively. Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the third quarter of 2007, the Company revised its estimate of the date that payments will begin from 2011 to 2014. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the nine months ended September 30, 2007 and 2006, the Company increased the initial recorded liability by $519,000 and $582,000, respectively, for accretion of interest. For the three months ended September 30, 2007 and 2006, the Company increased the initial recorded liability by $115,000 and $196,000, respectively, for accretion of interest. The total liability of $17.8 million and $17.3 million at September 30, 2007 and December 31, 2006, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs. With respect to both 2007 and 2006, there are no accrued marketing costs.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche, which amended the Development and License Agreement and set forth certain rights and responsibilities that the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. As a result, Roche will no longer include the depreciation related to the manufacturing facility in cost of goods sold.

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the third quarter of 2007, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of Company’s contribution to the capital investment. Following this 2007 review, the Company now expects to contribute approximately $12.8 million towards the capital investment as compared to its previous expectation of approximately $14.0 million. At September 30, 2007, we had capitalized costs of $10.0 million, and expect to pay approximately $400,000 per quarter through June 2009. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche.” This asset is amortized based on the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming all payments are made and sales of FUZEON continue, the Company estimates that this asset has a remaining useful life of approximately 14 years. The carrying value of this asset will be evaluated annually for impairment or if an event occurs that triggers impairment.

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. During the period from January 2006 through September 2006, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit was approximately $632,000. During the period from July 2004 through June 2005, we also received a similar credit of which our share was approximately $900,000. These payments have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” This credit offsets variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during this period is sold. During the three and nine months ended September 30, 2007, there were no products other than FUZEON produced at the Roche-owned facilities in Boulder, Colorado.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. In accordance with our Development and License Agreement, our royalty rate increased from 10% to 12%, effective during the third quarter of 2006. Royalties of $11.9 million and $8.4 million were recognized as revenue during the nine months ended September 30, 2007 and 2006, respectively. Royalties of $4.8 million and $3.4 million were recognized as revenue during the three months ended September 30, 2007 and 2006, respectively.

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

The table below presents the Company’s other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$5,540	$3,447	$18,366	$2,685
Unrealized gain (loss) on securities available-for-sale	19	7	11	(9)
Unrecognized prior service costs and actuarial gains for post-retirement plan	(4)	—	55	—

Other comprehensive income	$5,555	$3,454	$18,432	$2,676

6. STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123 (revised) using the modified prospective method on January 1, 2006. Accordingly, during the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and awards granted after January 1, 2006, using the Black-Scholes valuation model. The Company has recognized the compensation expense using a straight-line amortization method. As SFAS No. 123 (revised) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine months ended September 30, 2007 and 2006 have been reduced for estimated forfeitures. When estimating forfeitures, the Company considered voluntary termination behaviors, as well as trends of actual option forfeitures.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (“SFAS 158”). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the accumulated post-retirement benefit obligation) of its post-retirement plan in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive loss. The adjustment to accumulated other comprehensive loss at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87, “Employers’ Accounting for Pensions” (“Statement 87”) all of which were previously netted against the plan’s funded status in the Company’s balance sheets pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic benefit costs pursuant to the Company’s historical accounting policy for amortizing such amounts. Further actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS 158.

The components of net periodic post-retirement benefit cost of the Plan for the three and nine months ended September 30, 2007 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$12	$19	$41	$55
Interest cost	6	5	18	14
Amortization of net actuarial gain	(3)	(5)	(9)	(13)
Amortization of prior service costs	4	6	13	18
Curtailments	—	—	(13)	—

Total	$19	$25	$50	$74

8. INCOME TAXES

Income tax expense has been accrued for the three and nine months ended September 30, 2007 in the amount of $54,000 and $242,000, respectively. For the three and nine months ended September 30, 2006, income tax expense was accrued in the amount of $124,000. No income tax expense was recorded during the first and second quarter of 2006. The Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN No. 48 as of January 1, 2007 with no material impact on the financial statements.

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

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $126,000 as of September 30, 2007.

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

Following is a summary of activity related to the 2006 and 2007 restructuring accruals (in thousands):

	Severance and Benefits 2006	Severance and Benefits 2007	Total
2006 severance charge	$3,161	$—	$3,161
Payments	(64)	—	(64)

Balance at December 31, 2006	3,097	—	3,097
2007 severance charge	—	3,344	3,344
Adjustments	130	—	130
Payments	(1,061)	—	(1,061)

Balance at March 31, 2007	$2,166	$3,344	$5,510

2007 severance charge		$77	$77
Adjustments	(66)	—	(66)
Payments	(440)	(543)	(983)

Balance at June 30, 2007	$1,660	$2,878	$4,538

Adjustments	2	(92)	(90)
Payments	(676)	(246)	(922)

Balance at September 30, 2007	$986	$2,540	$3,526

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We are a biopharmaceutical company primarily engaged in the development and commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our compounds under research offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

We have a worldwide agreement (the “Development and License Agreement”) with F. Hoffmann-La Roche Ltd., or “Roche,” to develop and market T-20, marketed as FUZEON, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

For the third quarter of 2007, the Company recorded net income of $5.5 million, or $0.25 per share, compared to $3.4 million, or $0.16 per share, in the third quarter of 2006. This result was primarily driven by the following factors:

•

Royalty revenue—Royalty revenue increased to $4.8 million in the third quarter of 2007 from $3.4 million in the third quarter of 2006. This result was driven by an increase in FUZEON sales outside of North America.

•

General and administrative expenses—General and administrative expenses decreased to $1.7 million in the third quarter of 2007 from $2.7 million in the third quarter of 2006. This result was primarily driven by decreased employee costs as a result of our reduced headcount.

For a comparison of the nine months ended September 30, 2007 and 2006, see “Results of Operations – Comparison of Nine Months Ended September 30, 2007 and 2006.”

Competition

The October 2006 “Guidelines for the Use of Antiretroviral Agents in HIV-1-Infected Adults and Adolescents,” published by the Office of AIDS Research Advisory Council, states that in management of treatment-experienced patients “the goal of treatment for patients with prior drug exposure and drug resistance is to re-establish maximal virologic suppression.”

The results of several registrational clinical trials with new agents in treatment experienced patients indicate that FUZEON, when added to the treatment regimen, has a greater effect in reducing viral load. In late 2006, and in 2007, several new agents, including agents from novel classes, have become commercially available. In studies with agents that are from novel classes, the inclusion of FUZEON in the treatment regimen has been shown to provide maximal viral load suppression. The use of at least two and preferably three, fully active agents has emerged as the standard of care in constructing an HIV treatment regimen. At present, it appears that the predominant preference among physicians is to include one of the newly available agents as a fully active agent. At this point, we believe that FUZEON sales will face significant pressure over the near term in the form of competition from the new market entrants. However, we also believe that it is too early to predict what the long-term effect will be on FUZEON sales.

Recent Company Announcements

The Company provided an update, in the Form 8-K filed with the SEC on October 4, 2007, on the efforts to offer a needle-free device which has been investigated for use with FUZEON. Based on comprehensive assessment of the clinical program, as well a significant delay in achieving U.S. regulatory approval due to the time required to generate additional data, the supplemental application for approval to market the Biojector(R) 2000 device (known as “B2000” and manufactured by Bioject Medical Technologies, Inc.) for use with FUZEON was withdrawn.

On October 5, 2007, we received notification from Hickey and Hill, Inc. (“Hickey and Hill”), E. Lawrence Hill, Jr. and Daniel Ratto of termination of the Executive Engagement Agreement between the Company, Hickey and Hill, and E. Lawrence Hill, Jr. and the Executive Engagement Agreement between the Company, and Hickey and Hill and Daniel Ratto, each dated August 2, 2007. The termination is effective January 2, 2008. As a result of the termination of the Executive Engagement Agreements, Mr. Hill, will no longer serve as President and Chief Operating Officer of the Company effective January 2, 2008, and Mr. Ratto will no longer serve as Chief Financial Officer of the Company, effective January 2, 2008.

Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues

The table below presents our revenue sources for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006
Milestone revenue	$78	$789	$(711)
Royalty revenue	4,781	3,391	1,390
Collaboration income	5,518	5,559	(41)

Total revenue and collaboration income	$10,377	$9,739	$638

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2007. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis over the estimated commercial period of FUZEON.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through September 30, 2007	Revenue for the Three Months Ended September 30, 2007	End of Recognition Period
	$4,600	*	July	1999	$4,600	$—	**
	2,000		October	2000	2,000	—	**
	8,000		March	2003	8,000	—	**
	5,000		May	2003	5,000	—	**
	2,500		June	2003	1,072	58	November 2014 ***
	750		June	2004	278	20	November 2014 ***
	2,500		January	2006	2,500	—	**

Total	$25,350				$23,450	$78

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We had deferred $4.6 million over the research and development period. This deferred amount was the net of the $10 million up-front payment and the $5.4 million for the warrant.
**	On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development ended.

***	During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through this date. The original expiration of the associated patents was June 2013.

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until the last to expire patent covering FUZEON, licensed to Roche, on a country by country basis. Sales of FUZEON outside the United States and Canada began in June 2003. In accordance with our agreement with Roche, our royalty rate has increased from 10% to 12%. This increase has been in effect since, and including, the third quarter of 2006. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue increased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 as a result of net sales of FUZEON outside the U.S. and Canada increasing from $29.5 million to $43.3 million respectively.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada which will continue until the last to expire patent covering FUZEON, licensed to Roche, in North America. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003.

	Three Months Ended September 30,
(in thousands)	2007	2006	Change
Gross FUZEON sales by Roche	$36,249	$37,829	$(1,580)
Less sales adjustments	(5,637)	(4,291)	(1,346)
Sales adjustments as a % of Gross Sales	16%	11%

Net sales	30,612	33,538	(2,926)
Cost of goods sold	(10,182)	(11,040)	858
Cost of goods sold as a % of Net Sales	33%	33%

Gross profit	20,430	22,498	(2,068)
Gross profit as a % of Net Sales	67%	67%
Selling and marketing expenses	(8,508)	(11,900)	3,392
Other costs	(639)	(680)	41

Total shared profit	11,283	9,918	1,365
Trimeris share *	5,641	5,701	(60)
Costs exclusive to Trimeris	(123)	(142)	19

Net income from collaboration	$5,518	$5,559	$(41)

*	On October 8, 2007, the Company entered into a letter agreement with Roche related to the sharing of sales and marketing expenses of FUZEON for 2007. Pursuant to this letter agreement, the parties have agreed upon their respective contributions towards the 2007 budget for North American selling and marketing expenses for FUZEON and, further, that these expenses will be split by Roche and the Company on a 50/50 basis. Under the terms of the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. The Company’s contribution to selling and marketing expenses was limited in 2006. As a result, the Company’s and Roche’s share of the collaboration income was not equal in 2006.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2007 and 2006.

Kits Shipped	2007	2006
Q1	17,900	17,100
Q2	19,200	19,800
Q3	17,600	19,900
Q4	—	22,900

Total	54,700	79,700

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. There were no material revisions to Roche’s recorded estimates related to total sales adjustments. It is our expectation that for the foreseeable future sales adjustments will be in the range of 15% to 16.5% of gross sales.

Cost of goods sold: Previously, we disclosed that we expected an increase to our cost of goods sold as a percentage of net sales. Recently, the Company has entered into discussions with Roche related to the models used to calculate cost of goods sold. At present, the Company cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although active discussions are on-going, we cannot be certain when a final resolution will be reached.

Selling and marketing expenses: On October 8, 2007, the Company entered into a letter agreement with Roche related to the sharing of sales and marketing expenses of FUZEON for 2007. Pursuant to the letter agreement, the parties have agreed upon their respective contributions towards the 2007 budget for North American selling and marketing expenses for FUZEON, and further, that these expenses will be split by Roche and the Company on a 50/50 basis. Under the terms of the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. The Company’s contribution to selling and marketing expenses was limited in 2006. As a result, the Company’s and Roche’s share of the collaboration income was not equal in 2006.

Other costs: Other costs for the three months ended September 30, 2007 and 2006 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006
Total research and development expenses	$3,809	$3,840	$(31)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche, and

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

Total research and development expenses: Total research and development expenses were comparable for the three months ended September 30, 2007 to the three months ended September 30, 2006. Compared to the third quarter of 2006, the Company increased expenditures on TRI-1144, which were primarily offset by the following:

•	Decreased employee costs as a result of reduced headcount,

•	Decreased expenses related to our employee share-based compensation, and

•	Decreased costs associated with ongoing clinical trials for FUZEON and T-1249.

We expect total research and development expenses, including payments to Roche for 2007 FUZEON development costs, to be less than those incurred in 2006.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006
Total general and administrative expenses	$1,674	$2,658	$(984)

Total general and administrative expenses: Total general and administrative expenses decreased during the three months ended September 30, 2007 compared to the three months ended September 30, 2006, primarily as a result of reduced employee costs as a result of our reduced headcount.

We expect that total general and administrative expenses for 2007 will be comparable to those incurred in 2006.

Other Income (Expense): The table below presents our other income (expense) for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006
Interest income	$815	$519	$296
Gain on disposal of equipment	—	7	(7)
Interest expense	(115)	(196)	81

Total other income, net	$700	$330	$370

Other income (expense) principally consists of interest income and accretion of interest. The increase in interest income for the three months ended September 30, 2007 was primarily due to interest earned on higher cash balances. Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount. During the third quarter of 2007, the Company revised the estimated date that payments will begin from 2011 to 2014. As a result, we will accrete the marketing debt over a longer period of time resulting in lower interest expense in any particular period.

Income Tax Provision

Income tax expense has been accrued for the three months ended September 30, 2007 and 2006 at approximately 1% and 3%, respectively, as the Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenues

The table below presents our revenue sources for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006
Milestone revenue	$9,369	$2,900	$6,469
Royalty revenue	11,862	8,379	3,483
Collaboration income	15,692	13,168	2,524

Total revenue and collaboration income	$36,923	$24,447	$12,476

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2007. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis over the estimated commercial period of FUZEON.

(in thousands)	Milestone Total		Date Achieved		Total Revenue Recognized Through September 30, 2007	Revenue for the Nine Months Ended September 30, 2007	End of Recognition Period
	$4,600	*	July	1999	$4,600	$891	**
	2,000		October	2000	2,000	501	**
	8,000		March	2003	8,000	4,192	**
	5,000		May	2003	5,000	2,750	**
	2,500		June	2003	1,072	182	November 2014 ***
	750		June	2004	78	61	November 2014 ***
	2,500		January	2006	2,500	792	**

Total	$25,350				$23,250	$9,369

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We had deferred $4.6 million over the research and development period. This deferred amount was the net of the $10 million up-front payment and the $5.4 million for the warrant.
**	On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development ended.
***	During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through this date. The original expiration of the associated patents was June 2013.

Royalty revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until the last to expire patent covering FUZEON, licensed to Roche, on a country by country basis. Sales of FUZEON outside the United States and Canada began in June 2003. In accordance with our Development and License Agreement, our royalty rate has increased from 10% to 12%. This increase has been in effect since, and including, the third quarter of 2006. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which Trimeris receives a 12% royalty. Royalty revenue increased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as a result of an increase in the royalty rate mentioned above as well as net sales of FUZEON outside the U.S. and Canada increasing from $83.7 million to $107.5 million respectively.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada which will continue until the last to expire patent covering FUZEON, licensed to Roche, in North America. The sharing of expenses is according to contractual arrangement and is not equal in all cases. FUZEON was launched commercially in March 2003.

	Nine Months Ended September 30,
(in thousands)	2007	2006	Change
Gross FUZEON sales by Roche	$110,336	$107,157	$3,179
Less sales adjustments	(17,516)	(15,159)	(2,357)
Sales adjustments as a % of Gross Sales	16%	14%

Net sales	92,820	91,998	822
Cost of goods sold	(30,807)	(31,570)	763
Cost of goods sold as a % of Net Sales	33%	34%

Gross profit	62,013	60,428	1,585
Gross profit as a % of Net Sales	67%	66%
Selling and marketing expenses	(26,794)	(33,755)	6,961
Other costs	(2,568)	(2,442)	(126)

Total shared profit	32,651	24,231	8,420
Trimeris share *	16,325	13,788	2,537
Costs exclusive to Trimeris	(633)	(620)	(13)

Net income from collaboration	$15,692	$13,168	$2,524

*	On October 8, 2007, the Company entered into a letter agreement with Roche related to the sharing of sales and marketing expenses of FUZEON for 2007. Pursuant to this letter agreement, the parties have agreed upon their respective contributions towards the 2007 budget for North American selling and marketing expenses for FUZEON and, further, that these expenses will be split by Roche and the Company on a 50/50 basis. Under the terms of the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. The Company’s contribution to selling and marketing expenses was limited in 2006. As a result, the Company’s and Roche’s share of the collaboration income was not equal in 2006.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2007 and 2006.

Kits Shipped	2007	2006
Q1	17,900	17,100
Q2	19,200	19,800
Q3	17,600	19,900
Q4	—	22,900

Total	54,700	79,700

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. There were no material revisions to Roche’s recorded estimates related to total sales adjustments. It is our expectation that for the foreseeable future sales adjustments will be in the range of 15% to 16.5% of gross sales.

Cost of goods sold: Previously, we disclosed that we expected an increase to our cost of goods sold as a percentage of net sales. Recently, the Company has entered into discussions with Roche related to the models used to calculate cost of goods sold. At present, the Company cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same.

Selling and marketing expenses: On October 8, 2007, the Company entered into a letter agreement with Roche related to the sharing of sales and marketing expenses of FUZEON for 2007. Pursuant to this letter agreement, the parties have agreed upon their respective contributions towards the 2007 budget for North American selling and marketing expenses for FUZEON and, further, that these expenses will be split by Roche and the Company on a 50/50 basis. Under the terms of our Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. The Company’s contribution to selling and marketing expenses was limited in 2006. As a result, the Company’s and Roche’s share of the collaboration income was not equal in 2006.

Other costs: Other costs for the nine months ended September 30, 2007 and September 30, 2006 include general and administrative costs and distribution charges. Other costs for the nine months ended September 30, 2007 also include inventory write-offs. The Company is responsible for 50% of these costs under the Development and License Agreement

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006
Total research and development expenses	$9,865	$13,981	$(4,116)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche, and

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

Total research and development expenses: Total research and development expenses decreased during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount,

•	Decreased expenses related to our employee share-based compensation, and

•	Decreased costs associated with ongoing clinical trial costs for FUZEON and T-1249.

General and Administrative Expenses

The table below presents our general and administrative expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006
Total general and administrative expenses	$10,150	$8,741	$1,409

Total general and administrative expenses: Total general and administrative expenses increased during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily as a result of expenses related to the reduction in force we implemented in the first quarter of 2007. These expenses were offset, in part, by decreased expenses related to our employee share-based compensation and reduced employee costs as a result of our reduced headcount.

Other Income (Expense): The table below presents our other income (expense) for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006
Interest income	$2,212	$1,407	$805
Gain on disposal of equipment	7	7	—
Interest expense	(519)	(582)	63

Total other income, net	$1,700	$832	$868

Other income (expense) consists of interest income and accretion of interest. The increase in interest income for the nine months ended September 30, 2007 was primarily due to interest earned on higher cash balances. Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount. During the third quarter of 2007, the Company revised the estimated date that payments will begin from 2011 to 2014. As a result, we will accrete the marketing debt over a longer period of time resulting in lower interest expense in any particular period.

Income Tax Provision

Income tax expense has been accrued for the nine months ended September 30, 2007 at approximately 1.30% as the Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

	Nine Months Ended September 30,
(in thousands)	2007	2006
Net cash provided by operating activities	$15,096	$8,028
Net cash (used) provided by investing activities	(2,048)	507
Net cash provided by financing activities	152	403

Net increase in cash and cash equivalents	13,200	8,938

Cash and cash equivalents, beginning of period	30,052	23,559

Cash and cash equivalents, end of period	$43,252	$32,497

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the nine months ended September 30, 2007, cash provided by operating activities resulted from net income primarily due to increased payments from Roche for the collaboration activities. We use our cash primarily to fund research and development relating to FUZEON and TRI-1144 and costs for the commercialization of FUZEON.

During the remainder of 2007, cash provided by operating activities will depend on several factors including the sales, cost of sales and commercialization expenses related to the sale of FUZEON (profitability of the collaboration with Roche) and the amount of money we deploy into developing our research pipeline and post marketing commitments for FUZEON (development expenses.)

Investing Activities. The amount used by investing activities for the nine months ended September 30, 2007 and 2006 primarily resulted from the net purchases of investment securities available-for-sale, the purchase of property and equipment and patent costs. The purchase and maturity of investment securities available-for-sale was due to the normal maturity and repurchase of investments.

During the remainder of 2007, cash provided by investing activities will depend primarily on the net purchases/maturities of investments. We expect spending on the purchase of property and equipment to be less than 2006. We expect patent costs in 2007 to approximate the spending in 2006.

Financing Activities. The amount provided by financing activities for the nine months ended September 30, 2007 and 2006 resulted from the exercise of stock options and the purchase of shares under our employee stock purchase plan.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sales. As of September 30, 2007, we had $63.3 million in cash and cash equivalents and investment securities available-for-sale, compared to $48.6 million as of December 31, 2006.

Future Capital Requirements. Depending on FUZEON sales, the level of expenses and other factors, we may not be able to generate sufficient positive cash flows to fund our operations in the foreseeable future. Although we expect to share the future development costs for FUZEON for the United States and Canada equally with Roche, we have expended, and expect to continue to expend in the future, substantial funds to pursue our drug candidates and compound discovery and development efforts, including:

•	expenditures for commercialization activities related to FUZEON, and

•	research and development , preclinical testing, and clinical testing of TRI-1144,

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including the level of market acceptance and sales levels achieved by FUZEON; expenses related to the sale of FUZEON; the condition of the capital markets; the progress, scope and magnitude of our NGFI development program; the results of preclinical testing and clinical trials; the need for additional facilities based on the results of these clinical trials; changes in the focus and direction of our product development program; the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights; competitive factors and technological advances; the cost, timing and outcome of regulatory reviews; changes in the requirements of the FDA; administrative and legal expenses; evaluation of the commercial viability of potential product candidates and compounds; the establishment of capacity, either internally or through relationships with third parties, for manufacturing, sales, marketing and distribution functions; the results of our business development activities, including in-licensing and merger and acquisition opportunities; and other factors, many of which are outside of our control.

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

Contractual Obligations. The following table summarizes our material contractual commitments at September 30, 2007 for the remainder of 2007 and subsequent years (in thousands):

Contractual Obligation****	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases*	$378	$1,538	$1,569	$1,600	$1,632	$5,240	$11,957
Other contractual obligations**	400	1,600	800	—	—	—	2,800
Other long-term liabilities reflected on the Balance Sheet ***	—	—	—	—	—	22,204	22,204

Total	$778	$3,138	$2,369	$1,600	$1,632	$27,444	$36,961

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the third quarter of 2007, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $14.0 million to approximately $12.8 million. At September 30, 2007, we have capitalized costs of $10.0 million, and expect to pay approximately $400,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the third quarter of 2007, we revised our estimate of the date that payments will begin from 2011 to 2014.

During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the nine months ended September 30, 2007, we increased this liability by $519,000. The total liability of $17.8 million at September 30, 2007 is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

****	The Company may have other contractual obligations to the following entities upon achievement of certain developmental, clinical and commercial milestones. At present there is no certainty of achievement of these milestones.

Array Biopharma, Inc. (“Array”)

Our agreement with Array contemplates that the Company could owe Array up to $9.7 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2006, 2005 and 2004, we incurred costs under this agreement of $0, $5,000 and $15,000, respectively. During the nine months ended September 30, 2007, we incurred no costs under this agreement.

Neokimia, Inc. (“Neokimia”)

Our agreement with Neokimia contemplates that the Company could owe Neokimia up to $20 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones. During the years ended December 31, 2006, 2005 and 2004, we incurred no costs under this agreement. During the nine months ended September 30, 2007, we incurred no costs under this agreement.

New York Blood Center

The Company does not have milestone obligations under this license agreement, however, does make payments based on a contracted term.

ChemBridge Research Laboratories (“CRL”)

Our agreement with CRL contemplates that the Company could owe CRL up to $5.25 million in milestone payments in the event a compound reaches certain developmental, clinical and commercialization milestones with an additional $1.25 million in milestone payments due for each additional compound commercialized. During the year ended December 31, 2006, we incurred costs of $383,000 under this agreement. During the nine months ended September 30, 2007, we incurred no costs under this agreement.

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

Milestone Revenue and Deferred Revenue—Roche

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

Accrued Marketing Costs

Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the third quarter of 2007, we revised our estimate of the date that payments will begin from 2011 to 2014.

Advanced Payment—Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the third quarter of 2007, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $14.0 million to approximately $12.8 million. At September 30, 2007, we have capitalized costs of $10.0 million, and expect to pay approximately $400,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

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

Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See “Risk Factors,” in Part II -Item 1A in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

The table below presents the carrying value, which is approximately equal to fair value, and related weighted-average interest rates for our investment portfolio at September 30, 2007. Fair value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash equivalents—fixed rate	$42,566	5.29%
Investment securities—available-for-sale-fixed rate	20,035	4.48%
Overnight cash investments—fixed rate	686	3.82%

Total cash, cash equivalents and investment securities	$63,287	4.29%

Item 4.	Controls and Procedures

Our President and Chief Operating Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our President and Chief Operating Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, The Company’s internal control over financial reporting.

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

If we cannot attract and retain qualified executive officers, our business and our stock price could be adversely affected.

On October 5, 2007, we received notification from Hickey and Hill, Inc. (“Hickey and Hill”), E. Lawrence Hill, Jr. and Daniel Ratto of the terminations of the Executive Engagement Agreement between the Company, Hickey and Hill, and E. Lawrence Hill, Jr. and the Executive Engagement Agreement between the Company, Hickey and Hill and Daniel Ratto, each dated August 2, 2007. Each termination is effective January 2, 2008. As a result of the terminations of the Executive Engagement Agreements, Mr. Hill will no longer serve as President and Chief Operating Officer of the Company, effective January 2, 2008, and Mr. Ratto will no longer serve as Chief Financial Officer of the Company, effective January 2, 2008.

The Board of the Directors of the Company is currently evaluating its options for the future leadership of the Company. There can be no assurances that the Board will be able to identify suitable qualified candidates or that such candidates will agree to serve in these positions on terms acceptable to the Company. We may be unable to fill these positions successfully, which could materially harm our business and results of operations.

Changes in the method of calculation of FUZEON cost of goods sold under our collaboration agreement with Roche could reduce our revenue and adversely affect our results of operations.

Recently, we have entered into discussions with Roche regarding potential changes to the model for calculating cost of goods sold, or COGS, for purposes of our collaboration agreement with Roche. The parties currently use a model for calculation of FUZEON COGS that was designed by Roche and agreed to by the Company. It is uncertain whether FUZEON COGS will increase, decrease or remain the same under any new COGS calculation model. A higher cost of goods sold would result in reduced collaboration income and Company revenue.

FUZEON sales face significant competition in the marketplace in the form of new market entrants, which would reduce our ability to generate revenue.

In late 2006, and in 2007, several new agents for treating HIV, including agents from novel classes, have become commercially available. In studies with agents from novel classes, the inclusion of FUZEON in the treatment regimen has been shown to provide maximal viral load suppression. The use of two fully active agents has emerged as the standard of care in constructing an HIV treatment regimen. At present, it appears that the predominant preference among physicians is to include one of the newly available agents as a fully active agent. At this point, we believe that FUZEON sales will face significant competition in the near term from the new market entrants. However, we are unable at this time to determine what the long-term effect will be on FUZEON sales.

FUZEON sales are the only significant source of revenue for the Company. In the event that FUZEON is displaced by other agents from the treatment regimens of HIV patients, FUZEON sales would likely decline and our business and results of operations would be materially harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Stockholders’ Meeting held on August 14, 2007:

	For	Withheld
Election of the following Directors:
Felix J. Baker, Ph.D.	16,275,461	2,309,243
Julian C. Baker	16,147,424	2,437,280
Stephen R. Davis	16,363,984	2,220,720
Barry D. Quart, Pharm. D.	17,269,256	1,315,448
Kevin C. Tang	16,971,225	1,613,479

	For	Against	Abstain	No Vote
Appointment of KPMG LLP as independent registered public accountants for the year ending December 31, 2007	18,428,630	119,222	36,852	—

Vote to approve the adoption of the Trimeris, Inc. 2007 Stock Incentive Plan that would allow the issuance of up to 1,000,000 shares of common stock.	9,610,393	2,720,162	58,157	6,195,992

Vote to approve the adoption of the Trimeris, Inc. 2007 Employee Stock Purchase Plan that would allow the employees to purchase shares of our common stock through payroll deductions. A total of up to 250,000 shares of common stock may be issued under the plan.	11,206,004	1,124,181	58,527	6,195,992

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trimeris, Inc.
(Registrant)

November 9, 2007	By:	/s/ E. LAWRENCE HILL, JR.
E. Lawrence Hill, Jr.
President and Chief Operating Officer

November 9, 2007	By:	/s/ DAN RATTO
Dan Ratto
Chief Financial Officer (Principal Financial Officer)

November 9, 2007	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Director of Finance and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
10.1(1)	Letter agreement between Trimeris, Inc. and Roche Laboratories Inc., dated October 5, 2007.

10.2	Trimeris, Inc. 2007 Stock Incentive Plan.

10.3	Trimeris, Inc. 2007 Employee Stock Purchase Plan.

31.1	Rule 13a-14(a) Certification by E. Lawrence Hill, Jr. as President and Chief Operating Officer.

31.2	Rule 13a-14(a) Certification by Dan Ratto as Chief Financial Officer.

32.1	Section 1350 Certification by E. Lawrence Hill, Jr. as President and Chief Operating Officer.

32.2	Section 1350 Certification by Dan Ratto as Chief Financial Officer.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2007 and incorporated herein by reference.*
*	Confidential treatment has been requested as to certain portions of the Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.