Form 10-K
period 2007-12-31
TRIMERIS INC
filed 2008-03-17
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 29, 2007 was approximately $64,965,300 (based on the last sale price of such stock as reported by The NASDAQ Stock Market, LLC, on its NASDAQ Global Market on June 29, 2007).

The number of shares of the registrant’s common stock outstanding as of March 7, 2008 was 22,272,122.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, and to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

TRIMERIS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

PART I

ITEM 1.    BUSINESS

Statements in this Annual Report on Form 10-K that are not historical fact are forward-looking statements. These forward-looking statements include statements regarding Trimeris, Inc.’s (“Trimeris” or the “Company”) expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. Such statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the “Risk Factors” and “Business” sections of this Annual Report on Form 10-K. Many of these factors are beyond our control, and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. The results of our previous clinical trials are not necessarily indicative of the results of future clinical trials and our previous financial results are not necessarily indicative of our future financial results. Please read the “Risk Factors” section in this Annual Report on Form 10-K for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company primarily engaged in the commercialization of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our next generation fusion inhibitor under research offer a novel mechanism of action with the potential to treat an important medical viral disease, HIV. We recently announced a change in strategic direction that involves terminating our research and development activities.

FUZEON is our first-generation HIV fusion inhibitor, developed in collaboration with F. Hoffmann-La Roche Ltd., (“Roche”). FUZEON has been shown to inhibit HIV viral fusion with host cells by blocking the conformational rearrangement of an HIV protein called gp41. The Food and Drug Administration (“FDA”) approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The FDA granted accelerated approval for the commercial sale of FUZEON in 2003, and commercial sales of FUZEON began in March that same year. Full approval was granted in October 2004. Roche also filed an application for European marketing approval of FUZEON in September 2002 and was granted marketing approval under exceptional circumstances by the European Agency for the Evaluation of Medicinal Products in May 2003.

Roche is manufacturing FUZEON drug substance in its Boulder, Colorado facility. Roche uses this drug substance to produce FUZEON finished drug product at their manufacturing facility in Basel, Switzerland. FUZEON is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

Commercial sales of FUZEON began in the United States in March 2003. Under our Development and License Agreement (defined below) with Roche, we share profits equally from the sale of FUZEON in the United States and Canada. During 2007, net sales of FUZEON in the United States and Canada decreased 7.3% to $124.3 from $134.2 million in 2006, and were $112.7 million in 2005. Net sales outside the United States and Canada grew 24.1% to $142.5 million in 2007 from $114.8 million in 2006 and were $95.5 million in 2005. Unit sales of FUZEON are expressed in kits shipped. A kit represents a one-month supply of FUZEON for a patient. During 2007, Roche sold and shipped approximately 72,200 kits to wholesalers in the United States and Canada.

In March 2007, the Company entered into an agreement with Roche that further amended the terms of the Research Agreement. Pursuant to this March 2007 agreement, all rights to joint patents and other intellectual property related to next-generation HIV fusion inhibitor peptides covered by the Research Agreement were returned to Trimeris.

In exchange, Trimeris agreed to pay Roche a low single-digit royalty on future net sales of our lead NGFI candidate, TRI-1144, up to a specified limit. In addition, Roche agreed to return the rights to all intellectual property that Trimeris originally licensed to Roche under the Development and License Agreement, with the exception that Roche has retained an exclusive license to manufacture and sell FUZEON worldwide.

In late 2007, we shifted our strategic emphasis and announced that we would be reorganizing our corporate structure to maximize cash flows from FUZEON while also advancing TRI-1144 to a value-creating milestone. As a result, by the end of 2008, we expect that the Company will no longer be staffing a research and development function.

With this new structure in place, the Company intends to meet the following objectives during 2008:

•	Continue activities that will help maintain the strength of the FUZEON franchise while relying more on Roche’s commercial and development capabilities.

•	Initiate and complete a Phase I clinical trial of TRI-1144, our lead Next Generation Fusion Inhibitor (“NGFI”) peptide.

•	Pursue strategic alternatives for the Company.

Commercial Products

FUZEON

FUZEON is our first and only marketed product for the treatment of HIV. The FDA has approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The standard approach to treating HIV infection has been to lower viral loads by using a combination of drugs. There are approximately 30 FDA-approved drugs for the treatment of HIV.

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

Commercial Results

Under our Development and License Agreement with Roche, Trimeris and Roche share profits from the sale of FUZEON in the United States and Canada. This amount is reported as collaboration income or loss, as a component of revenue, in the Statements of Operations. Collaboration income (loss) is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income (loss). For the year ended December 31, 2007, net sales of FUZEON in the United States and Canada totaled approximately $124.3 million compared to $134.2 million in 2006 and $112.7 million in 2005. During the year ended December 31, 2007, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of FUZEON in the United States and Canada of $24.2 million compared to $21.7 million in 2006 and $8.6 million for 2005. Unit sales of FUZEON are expressed in kits shipped. A kit represents a one-month supply of FUZEON for a patient. For the year ended December 31, 2007, Roche sold and shipped approximately 72,200 kits, compared to 79,700 kits in 2006 and 72,000 kits in 2005. The number of kits shipped and the resulting sales levels may not remain constant and may increase or decrease in the future.

FUZEON is widely available through retail and specialty pharmacies across the U.S. and Canada. Revenue from FUZEON sales is recognized when Roche ships the drug, and title and risk of loss passes to wholesalers. All sales are recorded by Roche.

Under our Development and License Agreement with Roche, we receive a royalty based on net sales of FUZEON, as recorded by Roche, outside the United States and Canada. For the year ended December 31, 2007, net sales of FUZEON, as recorded by Roche, outside the United States and Canada were $142.5 million, as compared to $114.8 million in 2006 and $95.5 million in 2005. FUZEON is commercially available in over 55 countries, including all the major countries in Europe.

Regulatory

In October 2004, the FDA granted full approval to FUZEON. The FDA had previously granted accelerated approval to FUZEON on the basis of 24-week data in March 2003.

In June 2004, the European Medicines Evaluation Agency, (“EMEA”) granted full approval to Roche to market FUZEON in the European Union. Outside the United States, Roche has received approval and reimbursement for FUZEON in over 55 countries.

Manufacturing

Roche manufactures the bulk drug substance of FUZEON. Based on our progress and experience to date, we believe that Roche will be able to produce a supply of FUZEON sufficient to meet anticipated demand. If FUZEON sales levels do not meet Roche’s and our expectations, the resulting production volumes may not allow Roche to achieve its anticipated economies of scale for FUZEON. If Roche does not achieve these economies of scale, the costs of goods for FUZEON could increase.

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

2007 Results and Developments

Given the demonstrated efficacy, durability and safety of FUZEON-based therapies in treatment experienced patients, we, in concert with our partner Roche, have focused much of our promotional efforts on three primary objectives: expanding the adoption and initiation of therapy with FUZEON, enhancing retention of patients on therapy, and ensuring full access for individuals that have been prescribed FUZEON. Following our corporate restructurings in 2006 and 2007, Trimeris has taken a lesser role in the day-to-day activities involved in the commercial support of FUZEON in the marketplace than in years prior. We expect Roche to continue with the current and planned major commercial initiatives with greater overall efficiency.

New Market Entrants

In 2007, two new antiretroviral agents received U.S. FDA marketing approval (SELZENTRY® and ISENTRESS®) with a third (INTELENCE®) approved in January 2008. Data from clinical trials with these new agents continued to demonstrate the benefits of combining FUZEON in regimens that contain these new, active agents. Nevertheless, the availability of a variety of new active agents for use in treatment-experienced patients has placed significant pressure on U.S. FUZEON. Sales for the fourth quarter of 2007, in dollars, were down 25% as compared to the fourth quarter of 2006. Each of these new agents are administered orally and have the potential to provide experienced patients with a more convenient treatment regimen.

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

Alternative Administration

Since the commercial launch of FUZEON in 2003, we, along with Roche, have been exploring ways to enhance a patient’s ability to initiate and remain on FUZEON containing therapies, including the potential for using the Biojector 2000 (“B2000”) needle-free delivery system.

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

In 2005, the FDA issued an approvable letter regarding the B2000 sNDA. In its reply, the FDA indicated that the filing was approvable pending receipt of the final study report from the ongoing FUZEON WAND (With a Needle-Free Device; ENF-404) study, a randomized, open-label, two-way, cross-over study assessing the tolerability of the B2000 device for administration of FUZEON.

In 2006, the Company presented results from the WAND trial, showing that it achieved the primary endpoint of a 50% reduction in the incidence of painful injection site reactions or ISR's with use of the B2000 needle-free device compared to standard needle-syringes (36% for the device vs. 71% for needle-syringe, p<0.01). Following use of both administration systems, 84% of patients preferred the B2000 needle-free device versus 16% favoring standard needle/syringe administration.

Later that same year, the Company and Roche had discussions with the FDA regarding the submission of an amended sNDA for inclusion of the B2000 device as an administration option for FUZEON. The FDA acknowledged that, based on currently available evidence, administration with B2000 achieves similar blood levels of FUZEON compared to standard needle-syringe administration. However, the FDA indicated that a small number of certain adverse events related to administration of FUZEON with the B2000 device (hematomas and nerve pain) warrant review of additional information in order to better characterize the incidence of these events. Some of these events were associated with use of B2000 to deliver FUZEON either in close proximity to bone joints or into scar tissue. In the current product label, FUZEON is recommended for injection in the upper arm, upper leg and stomach. The FUZEON labeling also cautions against injecting into scar tissue.

Based on this information, the FDA requested additional safety information on the nature and occurrence of ISRs, including data from the FUZEON BOSS (Biojector Open Label Safety Study; ENF 407) trial, as well as from other data sources. Initiated in 2006, BOSS has completed enrollment of approximately 330 current or prior FUZEON patients at 43 trial sites in the U.S. and Puerto Rico in an eight-week study to assess the safety and patient acceptance of B2000 compared to standard needle-syringe administration for FUZEON. Data from BOSS were reported at ICAAC in September 2007 and indicated that use of the B2000 device was associated with an improved ISR profile in ENF-experienced patients, including a reduction in the incidence and severity of treatment-limiting ISRs, and was preferred by the patients compared to a needle and syringe (87.2% vs. 12.5%, respectively).

In advance of receiving additional B2000 safety data, the FDA requested and received changes to the current FUZEON labeling (both Package Insert and Patient Injection Instructions) to add precautions regarding hematoma and nerve pain associated with B2000 administration, as well as precautions regarding the use of the B2000 device in patients with bleeding disorders. In October of 2007, Roche and Trimeris announced that they were withdrawing the sNDA for the B2000 based on a comprehensive assessment of the clinical program as well as the significant delay in achieving U.S. regulatory approval due to the time required to generate additional data. Patients currently administering FUZEON with the device were not advised to discontinue use of the B2000 for administration as long as they continued to follow the precautions in the FUZEON label.

Current and Future FUZEON Clinical Trials

Following the Company’s reduction-in-workforce in 2006 and 2007, Roche has taken the primary role in conducting our current and future FUZEON clinical trials. Roche will be responsible for conducting ongoing clinical trials with FUZEON during 2008. The table below summarizes recently completed, clinical trials.

Name	Description
T20 BOSS	An assessment of the use of the B2000 system in patients at risk of discontinuing FUZEON therapy due to injection-related difficulties.

T20 Intense	Comparative trial in earlier line patients assessing ongoing FUZEON use compared to an induction/ maintenance approach.

T20 SwitchTox	An assessment of the substitution of Anti-Retrovirals (“ARV’s”) associated with undesirable side-effects/toxicities in favor of FUZEON.

T20 BLQ	An assessment of FUZEON in combination with an investigational protease inhibitor.

The T20 BOSS trial involves the use of the currently approved Biojector 2000 needle-free injection device manufactured by Bioject Medical Technologies, Inc., described above.

There are no further clinical trials with FUZEON planned for initiation in 2008.

Roche Collaboration

In 1999, we entered into a worldwide agreement with Roche to develop and market FUZEON and certain other compounds (the “Development and License Agreement”) and, in 2000, we and Roche entered into a research agreement (the “Research Agreement”) to discover develop and commercialize certain additional fusion inhibitor peptides. Our agreements with Roche granted them an exclusive, worldwide license for FUZEON and certain other peptide compounds in the field of HIV. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We agreed to share development expenses and profits for FUZEON and certain other compounds, in the United States and Canada equally with Roche. Outside of the United States and

Canada, Roche agreed to fund all development costs and pay us royalties on net sales of FUZEON and the other compounds, for a specified term. In addition, the agreement calls for Trimeris to receive up to $68.0 million in upfront and milestone payments, of which we had achieved $28.3 million as of December 31, 2007. In 2006, Roche and Trimeris amended the terms of the Development and License Agreement to, among other things, modify the payments upon achievement of future milestones. The amendment eliminates the concept of a Replacement Compound (as defined in the Development and License Agreement) and, as a result, Roche remains responsible for only one remaining $5.0 million milestone payment under the Development and License Agreement payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada.

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

Substantially all of the data used to calculate the collaboration income (loss) is derived from information provided by Roche. We compare sales amounts to data from third party services such as IMS for accuracy. Roche’s estimate of discounts, rebates and returns is first reviewed by Trimeris based on their knowledge of the payor mix and other factors. The collaboration has a North American Joint Marketing Committee (“NAJMC”), that oversees the commercialization activities related to FUZEON. The NAJMC consists of representatives from Roche and Trimeris. The NAJMC reviews the budgets for the direct marketing costs and Roche sales force costs charged to FUZEON and the costs of departments at Roche that devote time to FUZEON-related issues, such as government affairs and reimbursement. The actual costs are reviewed by the Trimeris NAJMC members and compared to budgeted amounts prior to inclusion in collaboration income (loss). In the event that we are not satisfied after reviewing the actual costs, we will withhold payment until presented with satisfactory documentation or appropriate adjustments to the charges are made.

We recognize 50% of the total collaboration gross profit (loss), which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for FUZEON. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future FUZEON sales and return expectations where necessary. Expected returns of FUZEON kits are generally low as FUZEON has a high Wholesale Acquisition Cost (“WAC”), compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because FUZEON requires twice daily injections. Consequently, wholesalers tend to stock only the necessary volumes of FUZEON inventory. We believe that, on average, wholesalers hold approximately a 1.5 to 2 week supply of FUZEON that has been sold by Roche to wholesalers, but not yet purchased by patients. For the past three years, we have observed some seasonality in wholesaler purchasing patterns with wholesalers tending to increase on hand supplies of FUZEON to roughly 4 weeks during the fourth quarter. The current shelf life of FUZEON is 36 months. Roche reviews the estimates discussed above on a quarterly basis and adjusts estimates as appropriate for changes in facts or circumstances. This estimate may reduce or increase our share of collaboration income (loss) under our Development and License Agreement.

In 2005, the Company amended the Development and License Agreement (“Manufacturing Amendment”) with Roche to set forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment addressed several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche became responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche became financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the United States and Canada. In addition, Roche became responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee governs the schedule of converting supply chain materials that are in inventory as of that date into product.

The Manufacturing Amendment outlined certain methodologies for the allocation of standard cost variances between the parties, the sharing of financial data related to FUZEON manufacturing, and the methodology for calculating currency conversions. For further discussion of accounting matters related to the Manufacturing Amendment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Note 9—“Roche Collaboration” in the “Notes to the Financial Statements.”

In March 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement. Pursuant to this March 2007 agreement, all rights to joint patents and other intellectual property related to next-generation HIV fusion inhibitor peptides covered by the Research Agreement were returned to Trimeris. In exchange, Trimeris agreed to pay Roche a low single-digit royalty on future net sales of our lead NGFI candidate, TRI-1144, up to a specified limit. In addition, Roche agreed to return to Trimeris the rights to all intellectual property that Trimeris originally licensed to Roche under the Development and License Agreement, with the exception that Roche has retained an exclusive license to manufacture and sell FUZEON worldwide.

Prior to the execution of this agreement, Roche and Trimeris shared equally all costs related to the research and development of TRI-1144. Beginning in March 2007, all costs related to TRI-1144 research and development is borne solely by Trimeris. Trimeris has the sole right to continue development of TRI-1144, has filed for an Investigational New Drug Application with the FDA for TRI-1144 and is set to begin a Phase I/II clinical trial with this compound in March of 2008. No further studies beyond this Phase I study are being contemplated at this time.

Research

Prior to our re-organization in late 2007, we conducted research and development activities both internally and with our collaborative partners. Our research efforts focused primarily on treating viral diseases by identifying novel mechanisms for blocking viral entry. In total, our research and development (“R&D”) expenses were $12.9 million in 2007 compared with $18.3 million for each of 2006 and 2005. We do not plan to conduct research and development activities after the completion of the TRI-1144 Phase I clinical trial and do not expect to staff a research and development function after June 2008.

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

TRI-1144

With respect to our next generation peptide program, our intention has been to identify a NGFI candidate that has an optimized virological and pharmacokinetic profile as well as to identify a sustained-release formulation for that peptide that will allow significantly less frequent dosing.

In January 2006, Roche and Trimeris announced the selection of two NGFI peptides for co-development and progression into further pre-clinical studies. The peptides, TRI-1144 and TRI-999, first synthesized at Trimeris, are distinct compounds derived from HR2 sequences of HIV. In connection with the announcement of the selection of two NGFI peptides for co-development and progression into further pre-clinical studies, Trimeris received a payment from Roche of $2.5 million. In September 2006, Roche and Trimeris agreed that, based on the results of completed preclinical testing, TRI-1144 had met the criteria previously established by the companies for further development. As a result, TRI-1144 was advanced as the lead pre-clinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be developed further.

TRI-1144 has been developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also, central to the development program is increased patient convenience via simpler, more patient-friendly administration with a target of less frequent dosing considering even the possibility of once-weekly dosing formulations. In 2006, data was presented at the Conference on Retroviruses and Opportunistic Infections (“CROI”) indicating that TRI-1144 possesses potent antiviral activity and durable control of HIV replication in vitro, with desirable pharmacokinetic properties in vivo.

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

In March 2007, the Company entered into an agreement with Roche whereby Trimeris now has the sole right to continue development of TRI-1144. Prior to the execution of this agreement, Roche and Trimeris shared equally all costs related to the research and development of TRI-1144. Beginning in March 2007, any future costs related to TRI-1144 research and development that may be incurred will be borne solely by Trimeris. In connection with our 2008 strategic plan, we have filed an Investigational New Drug application (“IND”) for TRI-1144, and have initiated single ascending dose (SAD) Phase I clinical trial for TRI-1144. The complete development plan for TRI-1144, if any, has not yet been determined beyond this Phase I trial. It is likely that further development of TRI-1144 beyond the currently planned Phase I trial will require entering into a collaboration with another pharmaceutical company.

Sales, Marketing and Distribution

Trimeris does not exercise direct control over the sales, marketing or distribution of FUZEON. We currently rely on Roche for the sales, marketing and distribution of FUZEON, in accordance with the marketing terms contained in our Development and License agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to market FUZEON or our other drug candidates adequately, we do not have the ability under our Development and License Agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market FUZEON or our other drug candidates by terminating our agreement, and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

We own or have exclusive licenses to 43 issued United States patents, numerous pending United States patent applications, and certain corresponding foreign patents and patent applications. Most of our United States patents issued to date are currently set to expire between 2012 and 2022.

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

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center (“NYBC”) under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license, the Company is required to pay the NYBC a royalty in the amount equal to one-half of one percent of Net Sales (as defined in the license) of FUZEON sold by Trimeris, or by a sublicensee, in any calendar year, until such time as $100 million of Net Sales is attained; after which the Company will pay the NYBC a royalty in an amount equal to one-quarter of one percent of Net Sales of FUZEON sold by Trimeris and any sublicensee in any calendar year in any Country where the NYBC has a pending, or issued, unexpired and valid claim contained in the licensed patents. The obligation to pay royalties to the NYBC under the Company’s exclusive license to the patents ends on August 22, 2012. We recognized expense of approximately $758,000, $773,000, and $717,000 during 2007, 2006, and 2005, respectively, for royalty payments due to the NYBC related to the sales of FUZEON.

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman-La Roche LTD. (collectively the “Roche Entities”) and Trimeris alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled ”Antigenic Composition Comprising an HIV gag or env Polypeptide” (the ‘“271 Patent”).

The Roche Entities and the Company have not yet been served in this patent suit, brought by Novartis, related to the manufacture and sale of FUZEON (enfuvirtide). FUZEON is an innovative HIV fusion inhibitor that was approved in 2003, having been developed by Roche in collaboration with the Company.

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. Roche and the Company are currently reviewing a copy of the complaint, which was obtained from a third party. Roche and the Company will respond to the issues raised in the complaint in due course.

Competition

We are engaged in a segment of the biopharmaceutical industry, the treatment of HIV, that is intensely competitive and changes rapidly. FUZEON competes, and our developmental stage HIV fusion inhibitor, TRI-1144, will compete, with numerous existing therapies. For example, there are 29 different drugs that are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

FUZEON is delivered via twice daily subcutaneous injections, each delivering 90 mg of FUZEON. The other approved anti-HIV drugs are delivered orally at various dosing intervals. We believe that this delivery method is one factor that may limit its uptake as compared to other competing drugs. In addition, the WAC of FUZEON is approximately $25,700 for one year of therapy. This price is significantly higher than any of the other approved anti-HIV drugs. FUZEON’s price relative to other approved anti-HIV drugs may also limit patient demand.

The standard of care for the treatment of HIV is to administer a regimen that combines drugs from each of the different classes of anti-HIV drugs. In the event drug candidates are approved that are effective against an HIV virus that has become resistant to currently approved drugs, we believe that using these drugs in combination with FUZEON may provide patients with additional treatment options that do not currently exist. These drugs may be either competitive with FUZEON, or synergistic with FUZEON, or in some circumstances, both.

The need for drugs that have a novel mechanism of action has stimulated interest in the inhibition of HIV entry into the cell. Several companies are developing or attempting to develop HIV drug candidates that inhibit entry of the virus by targeting one of the HIV co-receptors (i.e. either CCR5 or CXCR4). In 2007, Pfizer Inc. received U.S. marketing approval from the FDA for a CCR5 inhibitor, Maraviroc. Also in 2007, Schering-Plough Corp announced the initiation of Phase III studies for its CCR5 inhibitor, Vicriviroc. CCR5 inhibitors impede entry of the virus into the cell through a mechanism that is different from FUZEON.

In the latter part of 2007, Merck & Co., Inc. received U.S. FDA marketing approval for their integrase inhibitor, Raltegravir. Integrase inhibitors represent a novel class of antiretroviral drug and, like FUZEON, may be well-suited to therapy for treatment-experienced patients. Gilead Sciences, Inc. is also developing an integrase inhibitor (Elvitegravir)

which is currently in clinical testing. Other companies, including Panacos Pharmaceuticals, Inc., are developing new classes of drugs with novel targets (e.g. Panacos’ maturation inhibitor, Beviramat). Tibotec Therapeutics has developed a next generation non-nucleoside reverse transcriptase inhibitor (“NNRTI”) with activity against viruses that are resistant to earlier forms of NNRTIs. Tibotec’s drug, Etravirine, received U.S. FDA marketing approval in early 2008.

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

New developments in our areas of research and development are expected to continue at a rapid pace in both industry and academia. Our drug candidate TRI-1144, if successfully developed and approved, would face competition based on:

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

We, Roche, and any existing or potential future collaborative partners, are also subject to various federal, state and local laws and regulations relating to:

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

Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Side effects or adverse events that are reported during clinical trials can delay, impede or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market. Any adverse event, either before or after marketing approval, could result in product liability claims against us. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties.

If we seek to make certain changes to FUZEON or any other approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need FDA review and approval before the change can be implemented.

The FDA, the FDA’s European counterpart, the EMEA and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to providing approval to market a product. If, after receiving clearance from regulatory agencies, a material change is made in manufacturing equipment, location or process, additional regulatory review and approval may be required. Roche and the Company also must adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA, the EMEA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, it is determined that the equipment, facilities, or processes used in the manufacture of FUZEON do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. Companies must comply with all applicable FDA requirements. If they do not, they are subject to the full range of civil and criminal penalties available to the FDA.

We and Roche are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Roche’s and our activities relating to the sale and marketing of FUZEON may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed.

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

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently FUZEON is covered by Medicaid in all 50 states, 46 of the state and territorial AIDS Drug Assistance Programs (“ADAPs”) and a majority of private insurers. However, there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that can receive reimbursement for FUZEON under their plans, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs. We understand that Roche will continue to actively address these issues during 2007. Outside the United States, Roche has negotiated for reimbursement in most of the major markets.

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

Human Resources

As of March 3, 2008, we had 9 full-time employees, including a technical scientific staff of 1. None of our employees are covered by collective bargaining arrangements and management considers relations with our employees to be good.

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

We face intense competition in our efforts to increase sales of FUZEON and to develop TRI-1144 as a commercially successful drug. If we are unable to compete successfully, our business will suffer.

We are engaged in the HIV treatment sector of the biopharmaceutical industry which is intensely competitive and changes rapidly. We expect that new developments by other companies and academic institutions in the areas of HIV treatment will continue at a rapid pace.

FUZEON competes, and our other drug candidate TRI-1144, if it is successfully developed, will compete with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example:

•

Approximately 30 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, Bristol-Myers Squibb, Gilead, Merck, Roche, Pfizer, Tibotec. and Abbott Laboratories. Only one of these currently-approved drugs, FUZEON, is a viral fusion inhibitor.

•

In 2007, Merck launched the sale of a first-in-class oral agent known as Isentress®. Isentress is the first of a new class of drugs for the treatment of HIV known as integrase inhibitors. This drug appears to be potent, well-tolerated and has shown rapid, significant adoption by physicians and patients.

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

We have invested a significant portion of our time and financial resources since our inception in the development of FUZEON. FUZEON is the only drug candidate for which we have obtained FDA approval. We anticipate that for the foreseeable future, our ability to generate revenues and profits, if any, will depend entirely on the successful commercialization of FUZEON. In light of our restructuring, commercialization of FUZEON will rely primarily on the support of Roche, and Roche’s ability to manufacture commercial quantities of FUZEON on a cost-effective basis with the requisite quality, and Roche’s ability to successfully market FUZEON throughout the world.

FUZEON is delivered via a twice daily dosing by injection under the skin. All of the other currently approved drug treatments for HIV are delivered orally. Patients and physicians may not readily accept daily injections of an anti-HIV drug treatment, which would limit their acceptance in the market. This delivery method may limit the use of FUZEON compared to other competing drugs. Moreover, because peptides are expensive to manufacture, the price of FUZEON is higher than the prices of currently approved anti-HIV drug treatments. The wholesale acquisition cost, or WAC, of one year’s supply of FUZEON in the United States is approximately $25,700. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of FUZEON in combination with other anti-HIV drugs, and is more restrictive than the indication for other approved anti-HIV drugs. Physicians may not readily prescribe FUZEON due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

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

We have been named as defendants in a lawsuit in which Novartis Vaccines and Diagnostics, Inc. has alleged infringement of a patent in connection with the manufacture and sale of FUZEON. If we cannot resolve this lawsuit on favorable terms and at a reasonable expense, our business may be materially harmed.

In November 2007, Roche and Trimeris were informed that they had been named as defendants in a patent infringement suit by Novartis Diagnostics, Inc. (“Novartis”) related to the manufacture and sale of FUZEON (see Item 3, “Legal Proceedings”). In connection with their suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON. The sale of FUZEON is currently our only significant source of revenue.

We may not be able to maintain profitability.

With the exception of fiscal years 2007 and 2006, we have had net operating losses since being founded in January 1993. As of December 31, 2007, our accumulated deficit was approximately $343.7 million. We had net income of $27.4 million in 2007, $7.4 million in 2006 and net losses of approximately $8.1 million in 2005. Since inception, we have spent our funds on our drug development efforts relating primarily to the development of FUZEON. If FUZEON sales levels do not remain at their current levels, or if expenses increase from their current levels we may experience losses in the future.

In order to remain profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of FUZEON or expend significant resources to develop these capabilities.

We currently have insufficient internal resources to support and implement worldwide sales, marketing and distribution of pharmaceuticals. We currently rely on Roche for the sales, marketing and distribution of FUZEON, in accordance with the marketing terms contained in our development and license agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to adequately market FUZEON we do not have the ability under our Development and License Agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market FUZEON and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

We may not be able to control the amount or timing of resources that Roche or any third party may devote to FUZEON. .

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

The technology platform underlying our drug development program is novel because it was designed to discover drug candidates that treat viral infection by preventing the virus from fusing to and entering host cells that viruses use to reproduce themselves. Historically, anti-HIV therapy has primarily involved the inhibition of specific viral enzymes that are necessary for HIV to replicate. We are not aware of any other approved anti-HIV pharmaceutical products that target the inhibition of viral fusion. As a result, existing preclinical and clinical data on the safety and efficacy of this technology are somewhat limited. Although the most common adverse side effect reported with respect to FUZEON to date has been mild to moderate local skin irritations at the site of injection, we may discover other unacceptable side effects of our drug candidates, including side effects that may only become apparent after long-term exposure. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

We are dependent on the successful outcome of clinical trials for our Next—Generation Fusion Inhibitor drug candidate, TRI-1144.

The FDA granted full approval for the commercial sale of FUZEON in October 2004. We do not have any other drug candidates that have received FDA or any other regulatory authority for approval of commercialization. In order to obtain the regulatory approvals necessary to sell a drug candidate, like TRI-1144, commercially, we must demonstrate to the FDA and other applicable foreign regulatory authorities that the drug candidate is safe and effective for use in humans for each target indication. We attempt to demonstrate this through a lengthy and complex process of preclinical testing and clinical trials, which typically takes a number of years. We have filed an Investigational New Drug application (“IND”) for TRI-1144, and plan to initiate a single ascending dose (SAD) Phase I clinical trial for TRI-1144 in March of 2008.

We may not be able to demonstrate that a potential drug candidate, like TRI-1144, that appeared promising in preclinical testing will be safe or effective in clinical trials. We may be required to redesign, delay or cancel our clinical trial for TRI-1144 for some or all of the following reasons, any of which may adversely affect our results of operations:

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

Given the uncertainty surrounding the clinical trial process, we may not be able to successfully develop, commercialize and market TRI-1144 which would severely harm our business, impair our ability to generate revenues and adversely affect our stock price.

In order to move forward with the development and commercialization of TRI-1144 we would likely need to partner with a company that has the requisite expertise and capabilities related to the sale, marketing and distribution of drugs.

We currently have insufficient internal resources to support and implement worldwide sales, marketing and distribution of pharmaceuticals. Following a successful Phase I clinical trial for TRI-1144, should the Company decide to move forward with the development and commercialization of TRI-1144, we may not be able to establish cost- effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock. We currently do not have any plans to develop and commercialize TRI-1144 beyond the completion of a Phase I single ascending dose trial.

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

The FDA and other regulatory authorities must approve the facilities that will be used to manufacture commercial quantities of our drug candidates before commencement of commercial sales. In addition, these authorities require that our products be manufactured according to good manufacturing practice regulations. The failure by us, Roche or other third-party manufacturers to maintain current good manufacturing practices compliance and/or our failure to increase our manufacturing processes as needed to meet demand for our drugs could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

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

Although we own or exclusively license more than 43 issued United States patents, and numerous pending United States patent applications, corresponding foreign patents and patent applications, including issued patents and patent applications relating to FUZEON, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure how much protection, if any, our patents will provide if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us. Further, we cannot assure that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues or is otherwise published, we cannot assure that others have not filed patent applications for technology covered by our pending applications. Moreover, we cannot assure that we were the first to invent the technology, which, under U.S. patent law, is a prerequisite to obtaining patent coverage. In the event that a third party has also filed a U.S. patent application on the technology, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, i.e., which party was the first to invent. The costs of these proceedings can be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

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

Other companies, universities and research institutions conduct research and development efforts in market segments, including viral fusion inhibition and the treatment of HIV infection, where we and our collaborators focus research and development activities. In addition to the recent suit by Novartis (see above), we cannot assure that other third parties will not assert patent infringement or other intellectual property claims against us or our collaborators with respect to technologies used in FUZEON or our potential drug candidates. Any additional claims that might be brought against us relating to infringement of third party patents may cause us to incur additional significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our drug development efforts or other business operations. As a result of a patent infringement suit brought against us, we may have to cease or delay development activities, unless that party is willing to grant us rights to use its intellectual property. Thus we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential drugs. Those licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential drugs at all or we may encounter significant delays in drug development while we redesign potentially infringing drugs or methods.

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

The wholesale acquisition cost or WAC of a one year supply of FUZEON in the United States is approximately $25,700. A high drug price could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

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

Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

•	the market acceptance and sales levels for FUZEON;

•	the successful commercialization of FUZEON by Roche;

•	the status and progress of our collaborative agreement with Roche;

•	the status of our research and development activities;

•	the development costs related to TRI-1144;

•	the timing of regulatory actions;

•	our ability to establish manufacturing, sales, marketing and distribution capabilities, either internally or through relationships with third parties;

•	technological and other changes in the competitive landscape;

•	changes in our existing or future research and development relationships and strategic alliances; and

•	the commercial viability of FUZEON or our other drug candidates.

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

As such, Roche has exclusive control over the flow of important information relating to the sale of FUZEON that we require in order to timely and accurately report in our SEC filings. In addition, pursuant to Section 404 of the Sarbanes-Oxley Act we are required to maintain effective internal control over financial reporting and disclosure controls and procedures. Roche endeavors to provide us with timely and accurate financial data related to the sale of FUZEON so that we may meet our reporting requirements under federal securities laws. In the event that Roche fails to provide us with timely and accurate information, we may incur significant liability with respect to the federal securities laws, our disclosure controls and procedures under Sarbanes-Oxley and possibly be forced to restate our financial statements, any of which could adversely affect the market price of our common stock.

Our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make substantial payments and to incur significant insurance-related expenses.

Our charter requires that we indemnify our directors and officers to the fullest extent permitted by Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement of an action, suit or proceeding brought against any of them by reason of the fact that he or she is or was a director or officer of Trimeris. In addition, expenses incurred by a director or officer in defending any such action, suit or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and executive officers. In furtherance of these obligations, we maintain directors’ and officers’ insurance in the amount of $40 million. Our policies expire in October 2008. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of our insurance coverage may be decreased.

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

Our total cash, cash equivalents, and investment securities at December 31, 2007 were $69.6 million, up from $48.6 million at December 31, 2006. Our future capital requirements and level of expenses will depend upon numerous factors, including the costs associated with:

•	our research and development activities, if any, including those relating to TRI-1144;

•	our administrative activities, including business development;

•	our collaboration with Roche including marketing and sales efforts; and

•	the consummation of possible future acquisitions of technologies, products or businesses.

Our ability to continue investing in future products will depend on our cash position. Our first full year of profitability was 2006, however, we can give no assurance that we will in fact operate profitably in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES

We lease approximately 61,000 square feet of laboratory and office space at 3500 Paramount Parkway, Morrisville, North Carolina. We lease this space under a sublease agreement that expires on January 23, 2015. We currently have excess capacity and are exploring options to sub-lease our facilities and therefore reduce our facilities expense.

ITEM 3.    LEGAL PROCEEDINGS

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman-La Roche LTD. (collectively the “Roche Entities”) and Trimeris in the Eastern District of Texas (Marshall Division) alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “271 Patent”). Novartis is seeking a ruling that the 271 Patent is valid and enforceable, a determination that Trimeris and the Roche Entities are infringing or have infringed the ‘217 Patent, an injunction to prevent further infringement of the ‘271 Patent, and awards of compensatory damages, treble damages for willful infringement, costs and attorneys fees and other relief.

The Roche Entities and the Company have not yet been served in this patent suit, brought by Novartis, related to the manufacture and sale of FUZEON (enfuvirtide). FUZEON is an innovative HIV fusion inhibitor that was approved in 2003, having been developed by Roche in collaboration with the Company.

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. Roche and the Company are currently reviewing a copy of the complaint, which was obtained from a third party. Roche and the Company will respond to the issues raised in the complaint in due course.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Market (formerly known as the Nasdaq National Market System) under the Nasdaq symbol “TRMS” since our initial public offering at $12.00 per share was consummated on October 7, 1997. We have not paid cash dividends in the past and none are expected to be paid in the foreseeable future. As of March 6, 2008, we had approximately 108 stockholders of record. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the NASDAQ Global Market (formerly known as the Nasdaq National Market System). Prior to August 1, 2006, such quotations reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	Year ended December 31,
	2007		2006
	High	Low	High	Low
1st Quarter	$13.72	$6.50	$14.92	$11.00
2nd Quarter	$8.16	$6.53	$13.60	$10.09
3rd Quarter	$7.81	$5.79	$11.63	$8.31
4th Quarter	$8.21	$6.10	$13.10	$7.21

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities of the Company during the quarter ended December 31, 2007.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, information about our equity compensation plans that have been approved by our stockholders, including the number of shares of our common stock exercisable under all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	2,995,000	(1)	$21.36	(1)	859,000	(2)
Equity Compensation Plans Not Approved by Stockholders	N/A		N/A		N/A

(1)	This amount includes the following awards granted pursuant to the Amended and Restated Stock Incentive Plan:
•	2,910,000 shares issuable upon the exercise of outstanding stock options.
•

85,000 restricted stock shares. Since these restricted stock awards are freely transferable upon vesting and have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

(2)	This amount includes 613,000 options remaining available as of December 31, 2007 for grant under the Trimeris, Inc. 2007 Stock Incentive Plan, and 246,000 shares issuable under the Trimeris, Inc. 2007 Employee Stock Purchase Plan.

Stock Performance Graph

The table compares the yearly percentage change in the cumulative total stockholder return on Trimeris common stock during the five fiscal years ended December 31, 2007 with cumulative total return on the Nasdaq stock market and the Nasdaq Pharmaceuticals index. The comparison assumes $100 was invested on December 31, 2002 in Trimeris common stock and in each of such indices and assumes reinvestment of any dividends.

CUMULATIVE TOTAL RETURN

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
TRIMERIS, INC.	$100	$48.51	$32.82	$26.62	$29.44	$16.17
NASDAQ STOCK MARKET-US	$100	$149.52	$162.72	$166.18	$182.57	$197.97
NASDAQ PHARMACEUTICALS	$100	$146.59	$156.13	$171.93	$168.29	$176.99

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

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Revenue:
Milestone revenue	$9,435	$3,430	$1,722	$2,152	$2,964
Royalty revenue	15,727	11,812	8,784	4,556	755
Collaboration income (loss)	24,223	21,738	8,553	(16,125)	(25,515)

Total revenue and collaboration income (loss)	49,385	36,980	19,059	(9,417)	(21,796)

Operating expenses:
Research and development expense	12,883	18,333	18,274	21,313	36,823
General and administrative expense	11,100	12,453	9,436	10,151	8,577

Total operating expenses	23,983	30,786	27,710	31,464	45,400
Operating income (loss)	25,402	6,194	(8,651)	(40,881)	(67,196)

Other income (expense):
Interest income	3,010	1,987	1,300	953	1,534
Gain (loss) on sale of equipment	24	7	(9)	—	—
Interest expense	(635)	(781)	(746)	(160)	(41)

Total other income	2,399	1,213	545	793	1,493

Income (loss) before taxes and cumulative effect of change in accounting principle	27,801	7,407	(8,106)	(40,088)	(65,703)
Income tax provision	376	275	—	—	—

Income (loss) before cumulative effect of change in accounting principle	27,425	7,132	(8,106)	(40,088)	(65,703)
Cumulative effect of change in accounting principle	—	252	—	—	—

Net income (loss)	$27,425	7,384	(8,106)	(40,088)	(65,703)

Basic income (loss) per share before cumulative effect of accounting change	$1.24	$0.33	$(0.37)	$(1.86)	$(3.06)
Accounting change	—	0.01	—	—	—

Basic net income (loss) per share	$1.24	$0.34	$(0.37)	$(1.86)	$(3.06)

Diluted net income (loss) per share before cumulative effect of accounting change	$1.24	$0.33	$(0.37)	$(1.86)	$(3.06)
Accounting change	—	0.01	—	—	—

Diluted net income (loss) per share	$1.24	$0.34	$(0.37)	$(1.86)	$(3.06)

Weighted average shares used in basic per share computations	22,065	21,895	21,736	21,608	21,460

Weighted average shares used in dilutive per share computations	22,085	22,005	21,736	21,608	21,460

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and investment securities	$69,592	$48,639	$36,889	$48,402	$92,198
Working capital	67,180	53,573	40,733	49,204	75,741
Total assets	94,121	74,903	60,142	64,820	98,600
Accumulated deficit	(343,661)	(371,086)	(378,470)	(370,364)	(330,276)
Total stockholders' equity	67,322	37,772	24,373	30,346	68,668

Selected Quarterly Financial Data

(in thousands, except per share data)

(unaudited)

	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Statements of Operations Data:
Revenue:
Milestone revenue	$9,208	$83	$78	$66
Royalty revenue	3,862	3,219	4,781	3,865
Collaboration income	4,368	5,806	5,518	8,531

Total revenue and collaboration income	17,438	9,108	10,377	12,462

Operating expenses:
Research and development	3,097	2,959	3,809	3,018
General and administrative	6,539	1,937	1,674	950

Total operating expenses	9,636	4,896	5,483	3,968

Operating income	7,802	4,212	4,894	8,494

Other income (expense):
Interest income	670	727	815	808
Net gain on disposal of equipment	2	5	—	7
Interest expense	(201)	(203)	(115)	(116)

Total other income	471	529	700	699

Income before taxes	8,273	4,741	5,594	9,193
Income tax provision	122	66	54	134

Net income	$8,151	$4,675	$5,540	$9,059

Basic net income per share	$0.37	$0.21	$0.25	$0.41
Diluted net income per share	$0.37	$0.21	$0.25	$0.41
Weighted average shares used in basic per share computations	22,008	22,043	22,108	22,117

Weighted average shares used in diluted per share computations	22,124	22,184	22,132	22,141

	Q1 2006	Q2 2006	Q3 2006	Q4 2006
Statements of Operations Data:
Revenue:
Milestone revenue	$1,056	$1,055	$789	$530
Royalty revenue	2,580	2,408	3,391	3,433
Collaboration income	3,794	3,815	5,559	8,570

Total revenue and collaboration income	7,430	7,278	9,739	12,533

Operating expenses:
Research and development:
Non-cash compensation	713	712	492	337
Other research and development expense	4,467	4,249	3,348	4,015

Total research and development expense	5,180	4,961	3,840	4,352

General and administrative:
Non-cash compensation	820	844	679	466
Other general and administrative expense	2,336	2,083	1,979	3,246

Total general and administrative expense	3,156	2,927	2,658	3,712

Total operating expenses	8,336	7,888	6,498	8,064

Operating income (loss)	(906)	(610)	3,241	4,469

Other income (expense):
Interest income	418	470	519	580
Net gain on disposal of equipment	—	—	7	—
Interest expense	(192)	(194)	(196)	(199)

Total other income	226	276	330	381

Income (loss) before taxes and cumulative effect of change in accounting principle	(680)	(334)	3,571	4,850
Income tax provision	—	—	124	151

Income (loss) before cumulative effect of change in accounting principle	(680)	(334)	3,447	4,699
Cumulative effect of change in accounting principle	252	—	—	—

Net income (loss)	$(428)	$(334)	$3,447	$4,699

Basic net income (loss) per share before cumulative effect of accounting change	$(0.03)	$(0.02)	$0.16	$0.21
Accounting change	0.01	—	—	—

Basic net income (loss) per share	$(0.02)	$(0.02)	$0.16	$0.21

Diluted net income (loss) per share before cumulative effectof accounting change	$(0.03)	$(0.02)	$0.16	$0.21
Accounting change	0.01	—	—	—

Diluted net income (loss) per share	$(0.02)	$(0.02)	$0.16	$0.21

Weighted average shares used in basic per share computations	21,858	21,896	21,911	21,913

Weighted average shares used in diluted per share computations	21,858	21,896	22,037	22,018

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

OVERVIEW

Trimeris is a biopharmaceutical company primarily engaged in the commercialization of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our compounds under research offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

Trimeris has a worldwide agreement (the “Development and License Agreement”) with F. Hoffmann-La Roche Ltd., or “Roche,” to develop and market T-20, marketed as FUZEON, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

Overview of 2007

The Company recorded its second year of profitability resulting in positive cash flow from operations. This result was primarily driven by world wide sales of FUZEON and lower operating expenses. During the year, several notable events occurred:

Shift in Strategy – On December 10, 2007, we announced the strategic plan for 2008 that is designed to maximize cash flows from FUZEON while also advancing our next-generation fusion inhibitor, TRI-1144, to a value-creating milestone. With the 2008 plan, we have filed an Investigational New Drug application ("IND") for TRI-1144, and plan to initiate a single ascending dose (SAD) Phase I clinical trial for TRI-1144 in March of this year. In connection with the 2008 plan, we have implemented a program to reduce our workforce. After June 30, 2008, we expect that we will no longer staff any research or development functions.

Management Changes – During 2007, we saw numerous management changes. Most recently, on November 15, 2007, we appointed Martin A. Mattingly, Pharm.D. as Chief Executive Officer. Dr. Mattingly also joined our board of directors. On February 8, 2008, Andrew L. Graham and Michael A. Alrutz, J.D., Ph.D. were appointed Chief Financial Officer and General Counsel, respectively.

During 2007, we also saw several changes to the composition of our board of directors with the resignation of four directors and the elections of Stephen R. Davis and Barry D. Quart, Pharm. D. On February 8, 2008, we announced the election of Arthur B. Cohen and Joseph P. Healey to the board of directors, bringing the total number of directors to eight.

Competition – In late 2007, two new oral agents from novel classes became commercially available. As these new orally available agents achieve more widespread use, we believe that FUZEON sales will face significant pressure over the near term in the form of competition from these new market entrants. Specifically, the impact of the commercial launch of one of these agents, Isentress, has been observed with lower fourth quarter 2007 FUZEON sales.

However, we believe that it is too early to predict what the long-term effect will be on FUZEON sales. It is our view that the long-term effect of novel drug regimens based on new market entrants will be influenced by the clinical success or failure of non-FUZEON containing treatment regimens prescribed for treatment-experienced patients.

Roche:

•

Cost of Goods Sold—Recently, we entered into discussions with Roche related to the models used to calculate cost of goods sold for FUZEON. During the course of our discussions, we and Roche have concluded that the models being used resulted in an overestimate in the costs of goods sold being charged to the collaboration. As a result, we have received a credit from Roche of approximately $5.5 million for over charges to FUZEON cost of goods sold during the period from 2003 to 2006. The credit appears in the calculation of collaboration income for the fourth quarter 2007. At present, we remain in active discussions related to the calculation of cost of goods sold for 2007 and, as such, cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although discussions are on-going, we cannot be certain when a final resolution will be reached. For 2007, we have recorded our best estimate of the cost of goods sold based on the information provided by Roche.

•

TRI 1144—on March 15, 2007, we announced that we reached agreement with Roche for the return of all rights to joint patents and other intellectual property related to next-generation HIV fusion inhibitor peptides to Trimeris that fall under the Roche-Trimeris 2000 Research Agreement. In return, we will pay Roche a nominal royalty on any future net sales of TRI-1144, up to a specified limit. In addition, Roche has agreed to return the rights to all intellectual property that Trimeris originally licensed to Roche under the 1999 Development and License Agreement, with the exception that Roche retains an exclusive license to manufacture and sell FUZEON worldwide. The commercial arrangement with Roche governing FUZEON sales remains unchanged. Trimeris currently has the sole right to develop TRI-1144. While Roche retains the right to conduct research on certain HIV gp41 fusion inhibitor peptides at Roche's cost for a specified period of time, we retain the right to opt-in and co-develop with Roche any one of these peptides under a 50-50 cost and profit split worldwide.

•

Biojector(R) 2000—on October 3, 2007, we and Roche provided an update on the efforts to offer a needle-free device which has been investigated for use with FUZEON. Based on a comprehensive assessment of the clinical program, and considering the significant delay in achieving U.S. regulatory approval due to the time required to generate additional data, we and Roche have withdrawn the supplemental application for approval to market the Biojector (R) 2000 device (known as “B2000” and manufactured by Bioject Medical Technologies, Inc.) for use with FUZEON.

Outlook for 2008

2008 will continue to be a year of transition for Trimeris:

•	Strategic Alternatives—we will continue to evaluate strategic alternatives to enhance shareholder value.

•

Competition—we believe that FUZEON sales will face significant pressure over the near term in the form of competition from new market entrants. However, we also believe that it is too early to predict what the long-term effect will be on FUZEON sales.

•	We will focus our efforts on maintaining profitability based on FUZEON sales.

•	Staffing—we have implemented a program to reduce the Company’s workforce. After June 30, 2008, we expect that we will no longer staff any research or development functions.

•

Cost of Goods Sold—at present, we remain in active discussions related to the calculation of cost of goods sold for 2007 and 2008 and, as such, cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although discussions are on-going, we cannot be certain when a final resolution will be reached. We will remain actively involved with Roche to optimize our cost of manufacturing.

•

FUZEON Sales and Marketing—we believe that our selling and marketing expense in 2008 will be lower than 2007, as we have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent.

•

Novartis Litigation – we, along with our partner Roche, are working with outside counsel to come to the most expedient and satisfactory resolution of the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

Overview of Roche Relationship

The Development and License Agreement

In July 1999, the Company entered into the Development and License Agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. The Development and License Agreement has been amended several times, most recently in March 2007, when the agreement was amended to only cover the development and commercialization of FUZEON. The Development and License Agreement will effectively terminate in 2021, upon the expiration of the last relevant patent covering FUZEON.

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

Collaboration Income and Loss

Currently, our only significant source of revenue is from the sale of FUZEON. Gross profit and royalty revenue from the sale of FUZEON exceeded the selling, marketing and other charges for the years ended December 31, 2007, 2006 and 2005, resulting in positive cash flow from the Development and License Agreement.

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

It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche is manufacturing bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at other Roche facilities. The finished drug product is then shipped to another Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON. Under our Development and License Agreement, we do not have the ability or rights to co-market this drug or field our own FUZEON sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. We are not a party to any of the material contracts in these areas. Roche provides us with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. We review these items for accuracy and reasonableness. We receive 50% of the product gross profits for the United States and Canada.

Accrued Marketing Costs

For the years ended December 31, 2007, 2006 and 2005, Trimeris has recorded its share of selling and marketing expenses in accordance with terms and conditions of agreements we executed with Roche.

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the third quarter of 2007, the Company revised its estimate of the date that payments will begin from 2011 to 2014. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. The total liability of $17.9 million and $17.3 million at December 31, 2007 and 2006, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs. With respect to both 2007 and 2006, there are no accrued marketing costs.

Manufacturing Amendment

In September 2005, the Company entered into a Letter of Amendment (“Manufacturing Amendment”) with Roche, setting forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment amends and supplements the terms of the Development and License Agreement and addresses several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche will be responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the U.S. and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will determine the schedule for converting supply chain materials that are in inventory as of that date into product.

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

Advanced Payment—Roche

Under the Manufacturing Amendment, the Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. As a result, Roche will no longer include the depreciation related to the manufacturing facility in cost of goods sold.

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the third quarter of 2007, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2007 review, the Company now expects to contribute approximately $12.8 million towards the capital investment as compared to its previous expectation of approximately $14.0 million. At December 31, 2007, we had capitalized costs of $10.4 million, and expect to pay approximately $400,000 per quarter through June 2009. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. During the period from January 2006 through September 2006, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit was approximately $632,000. During the period from July 2004 through June 2005, we also received a similar credit of which our share was approximately $900,000. During the period October 2007 through December 2007, we also hold a similar credit of which our share was approximately $191,000. These payments have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment—Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

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

The following table summarizes our research and development expenses since inception (in thousands):

Project	2007	2006	2005	1993-2004	Cumulative
Fuzeon	$515	$4,177	$6,929	$216,062	$227,683
T-1249	67	176	518	30,468	31,229
Next Generation Fusion Inhibitors	7,546	4,899	5,252	11,028	28,725
Early stage research	—	3,011	2,267	—	5,278
Other (comprised mostly of management personnel and overhead allocation costs)	4,855	4,177	3,308	7,494	19,834

All projects	12,983	16,440	18,274	265,052	312,749
SFAS 123R expense	(100)	1,893	—	—	1,793

Total research and development	$12,883	$18,333	$18,274	$265,052	$314,542

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the years ended December 31, 2007, 2006 and 2005.

	Years ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided (used) in operating activities	$21,592	$12,177	$(10,032)
Net cash (used) provided by investing activities	(19,115)	(6,152)	4,871
Net cash provided by financing activities	173	468	619

Net increase (decrease) in cash and cash equivalents	2,650	6,493	(4,542)
Cash and cash equivalents, beginning of period	30,052	23,559	28,101

Cash and cash equivalents, end of period	$32,702	$30,052	$23,559

Operating Activities:    Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments received from Roche under our Development and License Agreement with Roche.

In 2007, the cash provided by operating activities primarily resulted from worldwide sales of FUZEON offset, in part, by cash used to fund research and development relating to FUZEON, and other product candidates, primarily TRI-1144, and marketing costs for the commercialization of FUZEON. In 2008, cash used in operating activities will depend on several factors including the sales, cost of sales and marketing expenses related to the sale of FUZEON (profitability of the collaboration with Roche) and the amount of money we deploy into post marketing commitments for FUZEON (development expenses) and costs related to the Phase I clinical trial for TRI-1144.

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

Investing Activities:    In 2007, cash used by investing activities was primarily due to the reclassification of the investment of approximately $16.2 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The Company, therefore, reclassified this investment to short-term investments from cash equivalents, based on information provided by the Fund manager. At December 31, 2007, the Fund’s NAV was $0.9874 per share. Cash used by investing activities also resulted from net purchases of investment securities available-for-sale of $2.3 million, purchases of property, furniture and equipment of $264,000 and patent costs of $384,000. In 2008, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on patent costs in 2008 to approximate the spending in 2007. We do not expect to purchase any property, furniture and equipment in 2008; in fact, we are in the process of selling all of our research and development equipment.

In 2006, cash used by investing activities was primarily due to net purchases of investment securities—available-for-sale of $5.3 million, purchases of property, furniture and equipment of $485,000 and patent costs of $421,000.

In 2005, cash provided by investing activities was due to net maturities of investment securities available-for-sale of $7.0 million, offset in part by purchases of property, furniture and equipment of $1.3 million and patent costs of $805,000.

Financing Activities:    In 2007, 2006 and 2005, the cash provided by financing activities was due to the exercise of employee stock options and purchases of our stock under the employee stock purchase plan.

Total Cash, Cash Equivalents and Investment securities available-for-sale.    As of December 31, 2007, we had $69.6 million in cash and cash equivalents and investment securities available-for-sale, compared to $48.6 million as of December 31, 2006. The increase is primarily a result of cash provided by operating activities during the year ended December 31, 2007.

Future Capital Requirements.    We have expended, and expect to continue to expend in the future, substantial funds in the following areas:

•	expenditures for marketing activities related to FUZEON;

•	development costs for FUZEON which we share equally with Roche; and

•	possible acquisitions and in licensing of research programs, clinical stage products and marketed products.

On December 10, 2007, Trimeris announced its strategic plan for 2008 that is designed to maximize cash flows from FUZEON while also advancing TRI-1144 to a value-creating milestone. Trimeris has filed an Investigational New Drug application (“IND”) with the FDA for TRI-1144, the Company's next-generation fusion inhibitor, and plans to initiate a single ascending dose (SAD) Phase I clinical trial for TRI-1144 in March 2008. In connection with the 2008 plan, Trimeris has implemented a program to reduce the Company's workforce. After June 30, 2008, the Company expects that it will no longer staff any research or development functions. As a result of this plan, excluding any extraordinary items, based on expected sales levels of FUZEON, expenses related to the sale of FUZEON, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, and litigation expenses, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund a significant portion of our operating expense for the foreseeable future.

Contractual Obligations****	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Operating leases*	$1,538	$1,569	$1,600	$1,632	$1,666	$3,575	$11,580
Other contractual obligations**	1,600	800	—	—	—	—	2,400
Reduction in workforce***	4,119						4,119
Other long-term liabilities reflected on the Balance Sheet****	—	—	—	—	—	22,204	22,204

	$7,257	$2,369	$1,600	$1,632	$1,666	$25,779	$40,303

Contractual Obligations.    The following table summarizes our material contractual commitments at December 31, 2007.

*	Includes payments due under a sublease signed during June 2004, that commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the third quarter of 2007, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $14.0 million to approximately $12.8 million. At December 31, 2007, we have capitalized costs of $10.4 million, and expect to pay approximately $400,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	During 2006 and 2007 the Company reduced its workforce and accrued an amount related to severance and other costs.
****	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the third quarter of 2007, we revised our estimate of the date that payments will begin from 2011 to 2014.

The Company may have other contractual obligations to the following entities upon achievement of certain developmental, clinical and commercial milestones. At present there is no certainty of achievement of these milestones.

New York Blood Center

The Company does not have milestone obligations under this license agreement, however, does make payments based on a contracted term.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2007, 2006 and 2005

Revenues

The table below presents our revenue sources for the years ended December 31, 2007, 2006 and 2005.

	Years ended December 31,			2007 to 2006 Increase (Decrease)	2006 to 2005 Increase (Decrease)
	2007	2006	2005
Milestone revenue	$9,435	$3,430	$1,722	$6,005	$1,708
Royalty revenue	15,727	11,812	8,784	3,915	3,028
Collaboration income	24,223	21,738	8,553	2,485	13,185

Total revenue and collaboration income	$49,385	$36,980	19,059	$12,405	$17,921

Milestone revenue:    Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of December 31, 2007. We are recognizing these milestones on a straight-line basis.

	Milestone Total		Date Achieved	Total Revenue Recognized Through December 31, 2007	Revenue Recognized for year ended December 31, 2007	End of Recognition Period
	(in thousands)
	$4,600	*	July 1999	$4,600	$891	**
	2,000		October 2000	2,000	501	**
	8,000		March 2003	8,000	4,192	**
	5,000		May 2003	5,000	2,750	**
	2,500		June 2003	1,122	232	November 2014***
	750		June 2004	294	77	November 2014***
	2,500		January 2006	2,500	792	**

Total	$25,350			$23,516	$9,435

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We had deferred $4.6 million over the research and development period. This deferred amount was the net of the $10 million up-front payment and the $5.4 million for the warrant.
**	On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development ended.
***	During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through this date. The original expiration of the associated patents was June 2013.

In 2007, we recognized approximately $6.0 million more in milestone revenue when compared to 2006, primarily as a result of the acceleration of milestone revenue into the first quarter of 2007 (see ** discussion above).

In 2006, we recognized approximately $1.7 million more in milestone revenue when compared to 2005. In January 2006, Roche agreed to pay the Company $2.5 million for the results of research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Development and License Agreement. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. In March 2007, the Research Agreement was amended (see ** discussion above) and as a result the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development had ended.

Royalty revenue:    Royalty revenue represents the royalty payment earned from Roche based on total net sales of FUZEON outside the United States and Canada. Sales of FUZEON outside the United States and Canada began in June 2003. In accordance with our agreement with Roche, our royalty rate has increased from 10% to 12%. This increase was in effect for the entire third quarter of 2006 and will remain at this level for the remainder of the collaboration. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company received a 12% royalty. Prior to the third quarter of 2006, to calculate the royalty revenue an 8% distribution charge was deducted from Roche’s reported net sales, from which Trimeris received a 10% royalty. Royalty revenue has been primarily increasing period over period as a result of sales in new countries being initiated. In 2008, we expect sales to face significant pressure over the near term in the form of competition from the new market entrants outside the U.S. and Canada. However, we also believe that it is too early to predict what the long-term effect will be on FUZEON sales.

The table below presents net sales outside the United States and Canada for the years ended December 31, 2007, 2006 and 2005. FUZEON was launched in June 2003 in the EU.

	Years ended December 31,			2007 to 2006 Increase (Decrease)	2006 to 2005 Increase (Decrease)
	2007	2006	2005
Total net sales outside the United States and Canada (as recorded by Roche)	$142,450	$114,790	$95,477	$27,660	$19,313

Collaboration Income:    The table below presents our collaboration income for the United States and Canada for the years ended December 31, 2007, 2006 and 2005. Collaboration income is reported on our statements of operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. FUZEON was launched in March 2003.

	Years Ended December 31,			Increase (Decrease)	Increase (Decrease)
	2007	2006	2005
Gross Fuzeon sales by Roche	$147,454	$152,166	$132,609	(4,712)	$19,557
Sales adjustments	(23,108)	(18,005)	(19,875)	(5,103)	1,870
Sales adjustments as a % of Gross Sales	16%	12%	15%

Net sales	124,346	134,161	112,734	(9,815)	21,427
Cost of goods sold	(45,486)	(44,295)	(45,854)	(1,191)	1,559
Cost of goods sold credit	10,940	—	—	10,940	—

Total cost of goods sold	(34,546)	(44,295)	(45,854)	9,749	1,559
Cost of goods sold as a % of Net Sales	37%	33%	41%

Gross profit	89,800	89,866	66,880	(66)	22,986
Gross profit as a % of Net Sales	72%	67%	59%
Selling and marketing expenses	(36,590)	(45,809)	(44,755)	9,219	(1,054)
Other costs	(3,248)	(3,434)	(7,854)	186	4,420

Total shared profit and loss	49,962	40,623	14,271	9,339	26,352
Trimeris share*	24,981	22,511	9,270	2,470	13,241
Costs exclusive to Trimeris, Inc.	(758)	(773)	(717)	15	(56)

Collaboration income	$24,223	$21,738	$8,553	2,485	$13,185

*	On October 8, 2007, the Company entered into a letter agreement with Roche related to the sharing of sales and marketing expenses of FUZEON for 2007. Pursuant to this letter agreement, the parties have agreed upon their respective contributions towards the 2007 budget for North American selling and marketing expenses for FUZEON and, further, that these expenses will be split by Roche and the Company on a 50/50 basis. Under the terms of the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company. The Company’s contribution to selling and marketing expenses was limited in 2006 and 2005. As a result, the Company’s and Roche’s share of the collaboration income was not equal in 2006 or 2005.

Gross FUZEON sales by Roche:    Gross FUZEON sales are recorded by Roche. Revenue from product sales is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits sold and shipped to wholesalers in the U.S. and Canada during 2007, 2006, and 2005.

Kits Shipped	2007	2006	2005
Q1	17,900	17,100	15,000
Q2	19,200	19,800	16,900
Q3	17,600	19,900	18,500
Q4	17,500	22,900	21,600

Total	72,200	79,700	72,000

In late 2006, and in 2007, several new agents, including agents from novel classes, have become commercially available. At this point, we believe that FUZEON sales will face significant pressure over the near term in the form of competition from the new market entrants. However, we also believe that it is too early to predict what the long-term effect will be on FUZEON sales.

Sales adjustments:    Sales adjustments are recorded by Roche based on their experience with selling FUZEON. Sales adjustments for 2007 were within our expectations for the year. Roche adjusted some of its reserves at the end of 2006 resulting in an overall lower sales adjustment compared to 2005. There were no material revisions to Roche’s recorded estimates of sales adjustments for the year ended December 31, 2005. We expect sales adjustments to range between 15% to 16.5% of gross sales in 2008.

Cost of goods sold:    Recently, we entered into discussions with Roche related to the models used to calculate cost of goods sold for FUZEON. During the course of our discussions, we and Roche have concluded that the models being used resulted in an overestimate in the costs of goods sold being charged to the collaboration. As a result, the collaboration received a credit of approximately $10.9 million [Trimeris’ share is approximately $5.5 million] for over charges to FUZEON cost of goods sold during the period from 2003 to 2006. The credit appears in the calculation of collaboration income for the fourth quarter of 2007.

At present, we remain in active discussions related to the calculation of cost of goods sold for 2007 and 2008 and, as such, cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although discussions are on-going, we cannot be certain when a final resolution will be reached. For 2007, we have recorded our best estimate of the cost of goods sold based on the information provided by Roche.

Selling and marketing expenses:    Selling and marketing expenses for the year ended December 31, 2007 were lower than those for the year ended December 31, 2006 as a result of efficiencies identified with Roche. We believe that our selling and marketing expense in 2008 will be lower than 2007 as we have exercised our rights under the Development and License Agreement which prevents Roche from adopting a budget for the marketing of FUZEON above certain limits without the agreement of Trimeris.

Selling and marketing expenses for the year ended December 31, 2006 were comparable to the year ended December 31, 2005.

Other costs:    Other costs for the year ended December 31, 2007 were comparable to the year ended December 31, 2006. Other costs primarily comprise general and administrative and distribution charges. Trimeris is responsible for 50% of these costs under the Development and License Agreement. We believe that other costs for 2008 will be less than 2007.

Other costs decreased for the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result of lower inventory write-offs. Other costs for 2005 primarily comprise net inventory write offs and charges for the Boulder manufacturing facility. Also included in other costs for 2005, are general and administrative and distribution charges.

Costs exclusive to Trimeris:    Costs exclusive to Trimeris for the years ended December 31, 2007, 2006 and 2005 comprise license fees for certain technology paid to a third party. Depending on the level of FUZEON sales in certain markets, we believe that other costs for 2008 will approximate the levels seen in 2007.

Research and Development Expenses

The table below presents our research and development expense for the years ended December 31, 2007, 2006, and 2005.

	Years ended December 31,			2007 to 2006 Increase (Decrease)	2006 to 2005 Increase (Decrease)
	2007	2006	2005
Total research and development expense	$12,883	$18,333	$18,274	$(5,450)	$59

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche, and

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

Total research and development expense:    Total research and development expense decreased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily as a result of:

•	decreased employee costs as a result of reduced headcount;

•	decreased expenses related to our employee share-based compensation; and

•	decreased costs associated with ongoing post marketing commitments with the FDA for FUZEON;

•

offset, in part, by increased costs for the development of our next generation fusion inhibitor peptide TRI-1144 and increased severance costs related to the reductions in workforce during 2007 for which we recorded an expense of $1.7 million in 2007.

Total research and development expense increased for the year ended December 31, 2006, compared to the year ended December 31, 2005, primarily as a result of:

•	increased costs associated with non-cash employee stock compensation expense;

•	increased severance costs related to the reductions in workforce that we implemented in November of 2006 for which we recorded an expense of $1.5 million in 2006;

•	offset, in part, by decreased costs associated with ongoing clinical trials for FUZEON and T-1249 and decreased facilities costs as a result of combining our facilities into one location.

Total research personnel were 10, 46 and 57 at December 31, 2007, 2006 and 2005, respectively. We expect research and development expenses, net of the reimbursements for FUZEON, to be lower in 2008, as compared to 2007, as a result of our 2008 strategic plan which eliminates all research and development personnel at Trimeris after June 30, 2008. After June 30, 2008 we believe that research and development expenses will be primarily related to the ongoing post marketing commitments with the FDA.

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for research that was performed outside the research plan during 2005. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and is distinct from the milestone payments that were made under the Development and License Agreement signed in 1999. In February 2006, Trimeris received this payment. See discussion under Milestone Revenue for recognition of milestone payments.

General and Administrative Expenses

The table below presents our general and administrative expense for the years ended December 31, 2007, 2006 and 2005.

	Years ended December 31,			2007 to 2006 Increase (Decrease)	2006 to 2005 Increase (Decrease)
	2007	2006	2005
Total general and administrative expense	$11,100	$12,453	$9,436	$(1,353)	$3,017

Total general and administrative expense:    Total general and administrative expense decreased for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of:

•	decreased employee costs as a result of reduced headcount;

•	decreased expenses related to our employee share-based compensation;

•	offset, in part, by increased severance costs related to the reductions in workforce during 2007 for which we recorded an expense of $4.2 million in 2007.

Total general and administrative expense increased for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of:

•	increased costs associated with non-cash employee stock compensation expense;

•	the reduction in force that we implemented in December of 2006 for which we recorded an expense of $1.7 million in 2006;

•	offset, in part, by decreased premiums for directors and officers’ insurance, and

•	decreased facilities costs as a result of combining our facilities into one location.

Total general and administrative employees were 11, 26 and 34 at December 31, 2007, 2006 and 2005, respectively. We expect other general and administrative expenses to decrease in 2008, when compared to 2007, as a result of our 2008 strategic plan which eliminates most general and administrative personnel at Trimeris after June 30, 2008.

Other Income (Expense)

The table below presents our other income (expense) for the years ended December 31, 2007, 2006, and 2005.

	Years ended December 31,			2007 to 2006 Increase (Decrease)	2006 to 2005 Increase (Decrease)
	2007	2006	2005
Interest income	$3,010	$1,987	$1,300	$1,023	$687
Gain (loss) on disposal of equipment	24	7	(9)	17	16
Interest expense	(635)	(781)	(746)	146	(35)

Total other income	$2,399	$1,213	$545	$1,186	$668

Other income (expense) consists of interest income, interest expense, accretion of interest and gain (loss) on disposal of equipment. Interest income increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, as our average cash balance during 2007 was higher than 2006. Interest income increased for the year ended December 31, 2006, compared to the year ended December 31, 2005, as our average cash balance during 2006 was higher than 2005. Depending on interest rates, we expect that interest income will increase in 2008 compared to 2007 as we expect our cash balance to increase during 2008.

Interest expense across all periods is primarily a result of accreting the marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the year ended December 31, 2004, we reached our $11.2 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the third quarter of 2007, the Company revised the estimated date that payments will begin from 2011 to 2014. As a result, we will accrete the marketing debt over a longer period of time resulting in lower interest expense in any particular period. In 2007, 2006 and 2004 we increased this liability by $635,000, $781,000 and $746,000, respectively, for accretion of interest. The total liability of $17.9 million at December 31, 2007 is reflected on our balance sheet under the caption “Accrued marketing costs.”

Income Tax Provision

During the year ended December 31, 2007, the Company recorded an income tax provision of $376,000. The expense was due primarily to the current tax expense caused by the Alternative Minimum Tax (“AMT”). A full valuation allowance was recognized related to the benefit of the AMT credit.

During the year ended December 31, 2006, the Company recorded an income tax provision of $275,000, of which $115,000 was payable on December 31, 2006 and included in accrued expenses on the balance sheet. The expense was due primarily to the current tax expense caused by the AMT. A full valuation allowance was recognized related to the benefit of the AMT credit.

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

Milestone Revenue and Deferred Revenue—Roche

SAB No. 104 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. As of the first quarter of 2007, all remaining milestones are being amortized over the patent term associated with these milestones. Prior to the first quarter of 2007, the primary estimates we made in connection with the application of this policy were the length of the period of the research and development under our Development and License Agreement with Roche and the estimated commercial life of FUZEON.

Through December 31, 2007, the Company has received a $10.0 million license fee, research milestone payments of $15.0 million and $3.3 million in manufacturing milestones related to Roche achieving certain production levels. The license fee and research milestones were recorded as deferred revenue and were being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably through June 2014, which is the current expected commercial life of FUZEON. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we planned to recognize the remainder of this payment over the extended period (the period of our continuing involvement).

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

Recently, we entered into discussions with Roche related to the models used to calculate cost of goods sold for FUZEON. During the course of our discussions, we and Roche have concluded that the models being used resulted in an overestimate in the costs of goods sold being charged to the collaboration. As a result, we have received a credit from Roche of approximately $5.5 million for over charges to FUZEON cost of goods sold during the period from 2003 to 2006. The credit appears in the calculation of collaboration income for the fourth quarter of 2007. At present, we remain in active discussions related to the calculation of cost of goods sold for 2007 and 2008 and, as such, cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although discussions are on-going, we cannot be certain when a final resolution will be reached. For 2007, we have recorded our best estimate of the cost of goods sold based on the information provided by Roche.

Calculation of Compensation Costs for Stock Options Granted to Employees

In December 2004, SFAS No. 123 (revised), “Share-Based Payment,” was issued. SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The primary estimate we make in connection with the calculation of this expense is the forfeiture rate of those options granted. The future volatility of our stock price and the term of those options granted are estimates used in calculating the value of the stock options in the Black-Scholes option-pricing model. We first segment the optionee population into like pools. For each pool we then estimate the future volatility based on the historical volatilities. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options. For each pool we also estimate the forfeiture rate based on historical forfeiture rates. A higher forfeiture rate would result in less compensation costs, and a lower forfeiture rate would result in higher compensation costs. Additional, for each pool we estimate the term of the options. A longer term would result in greater compensation costs, and a shorter term would result in lower compensation costs for these stock options.

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

Accrued Marketing Costs

In 2004, we reached an agreement with Roche whereby our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the third quarter of 2007, the Company revised its estimate of the date that payments will begin from 2011 to 2014. During the year ended December 31, 2004, we reached our $11.2 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represents the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2007, 2006 and 2005 we increased this liability by $635,000, $781,000 and $746,000 respectively, for accretion of interest. The total liability of $17.9 million at December 31, 2007 is reflected on our balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder facility where FUZEON drug substance is produced. During the third quarter of 2007, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of Company’s contribution to the capital investment. Following this 2007 review, the Company now expects to contribute approximately $12.8 million towards the capital investment as compared to its previous expectation of approximately $14.0 million. At December 31, 2007, we had capitalized costs of $10.4 million, and expect to pay approximately $400,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheet under the caption “Advanced payment—Roche.” This asset will be amortized to cost of goods sold based on the units of FUZEON sold during the collaboration period. We estimate that as of December 31, 2007, this asset has a remaining useful life of approximately 14 years. In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment. In addition, other peptide drug candidates discovered under our collaboration with Roche can be manufactured using this same Roche facility. The carrying value of this asset will be evaluated if a triggering event occurs.

Recently Issued Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force approved Issue No. 07-1 “Accounting for Collaborative Arrangements.” The objective of this Issue is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of this issue on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141 (R)”). SFAS No. 141 (R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this statement on our financial statements.

Corporate Code of Ethics

We have a code of ethics for our employees and officers. This document is available on our website at the following address: http://trimeris.com/140governance.aspx_code_of_ethics.pdf

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

The table below presents the carrying value, which is approximately equal to fair market value, and related weighted-average interest rates for our investment portfolio at December 31, 2007. Fair market value is based on actively quoted market prices. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. The majority of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

	Carrying Amount	Average Interest Rate
	(thousands)
Cash and cash equivalents—fixed rate	$32,554	4.87%
Investment securities	36,890	4.85%
Overnight cash investments—fixed rate	148	1.44%

Total investment securities	$69,592	4.85%

Our exposure to credit risk relates to our investment in money market funds and in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At December 31, 2007, the Fund’s NAV was $0.9874 per share. For the year ended December 31, 2007, we had an unrealized loss on available for sales securities of approximately $206,000. If the current credit environment continues to deteriorate, our investments in money market funds could become impaired and our investment in the Columbia Strategic Cash Portfolio could suffer losses, which would adversely impact our financial results.

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

Based on their evaluation of the disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K. KPMG LLP has also audited the financial statements of the Company, as stated in their report which appears on page F-2, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc.:

We have audited Trimeris, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Trimeris, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements.

KPMG LLP

Raleigh, North Carolina

March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc.:

We have audited the accompanying balance sheets of Trimeris, Inc. (the Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Shared-Based Payment, as of January 1, 2006. As discussed in Note 8 to the financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Raleigh, North Carolina

March 17, 2008

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$32,702	$30,052
Investment securities available-for-sale	27,938	17,983
Accounts receivable—Roche	12,240	13,341
Other receivables	60	36
Prepaid expenses	679	1,068

Total current assets	73,619	62,480

Property, furniture and equipment, net of accumulated depreciation and amortization of $11,842 and $11,187 at December 31, 2007 and 2006, respectively	1,644	2,160
Long-term investment securities available-for-sale	8,952	604
Patent costs, net of accumulated amortization of $604 and $438 at December 31, 2007 and 2006, respectively	2,724	2,584
Advanced payment—Roche	6,812	6,303
Deposits and other assets	370	772

Total assets	$94,121	$74,903

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$917	$709
Accrued compensation—short-term	4,804	3,797
Deferred revenue—Roche	265	2,118
Accrued expenses	453	2,283

Total current liabilities	6,439	8,907
Deferred revenue—Roche	1,569	9,151
Accrued marketing costs	17,923	17,288
Accrued compensation—long-term	150	1,072
Other liabilities	718	713

Total liabilities	26,799	37,131

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common stock at $.001 par value per share, 60,000 shares authorized 22,272 and 22,132 shares issued and outstanding at December 31, 2007 and 2006, respectively	22	22
Additional paid-in capital	410,937	408,855
Accumulated deficit	(343,661)	(371,086)
Accumulated other comprehensive income (loss)	24	(19)

Total stockholders’ equity	67,322	37,772

Total liabilities and stockholders’ equity	$94,121	$74,903

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Milestone revenue	$9,435	$3,430	$1,722
Royalty revenue	15,727	11,812	8,784
Collaboration income	24,223	21,738	8,553

Total revenue and collaboration income	49,385	36,980	19,059

Operating expenses:
Research and development expense	12,883	18,333	18,274
General and administrative expense	11,100	12,453	9,436

Total operating expenses	23,983	30,786	27,710

Operating income (loss)	25,402	6,194	(8,651)

Other income (expense):
Interest income	3,010	1,987	1,300
Gain (loss) on disposal of equipment	24	7	(9)
Interest expense	(635)	(781)	(746)

Total other income	2,399	1,213	545

Income (loss) before taxes and cumulative effect of change in accounting principle	27,801	7,407	(8,106)
Income tax provision	376	275	—

Income (loss) before cumulative effect of change in accounting principle	27,425	7,132	(8,106)
Cumulative effect of change in accounting principle	—	252	—

Net income (loss)	$27,425	$7,384	$(8,106)

Basic net income (loss) per share before cumulative effect of accounting change	$1.24	$0.33	$(0.37)
Accounting change	—	0.01	—

Basic net income (loss) per share	$1.24	$0.34	$(0.37)

Diluted net income (loss) per share before cumulative effect of accounting change	$1.24	$0.33	$(0.37)
Accounting change	—	0.01	—

Diluted net income (loss) per share	$1.24	$0.34	$(0.37)

Weighted average shares used in basic per share computations	22,065	21,895	21,736

Weighted average shares used in diluted per share computations	22,085	22,005	21,736

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006, and 2005

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of December 31, 2004	21,917	$22	$403,307	$(370,364)	$(2,613)	$(6)	$30,346
Net loss	—	—	—	(8,106)	—	—	(8,106)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	(4)

Comprehensive loss for period							(8,110)
Exercise of stock options	85	—	440	—	—	—	440
Issuance of stock for 401(K) match	57	—	650	—	—	—	650
Issuance of stock under Employee Stock Purchase Plan	20	—	179	—	—	—	179
Non-employee stock compensation expense	—	—	25	—	—	—	25
Restricted stock grant	—	—	5	—	(5)	—	—
Restricted stock forfeited	(22)	—	(313)	—	313	—	—
Restricted stock amortization	—	—	—	—	843	—	843

Balance as of December 31, 2005	22,057	$22	$404,293	$(378,470)	$(1,462)	$(10)	$24,373

Net income	—	—	—	7,384	—	—	7,384
Unrealized loss on available-for-sale securities	—	—	—	—	—	(3)	(3)

Comprehensive income for period	—	—	—	—	—	—	7,381
Cumulative effect of change in accounting principle	—	—	(252)	—	—	—	(252)
Adoption of SFAS 158 for postretirement benefits	—	—	—	—	—	(6)	(6)
Exercise of stock options	47	—	280	—	—	—	280
Issuance of stock for 401(K) match	59	—	745	—	—	—	745
Issuance of stock under Employee Stock Purchase Plan	21	—	188	—	—	—	188
Non-employee stock compensation expense	—	—	83	—	—	—	83
Employee stock option expense	—	—	4,300	—	—	—	4,300
Employee Stock Purchase Plan expense	—	—	88	—	—	—	88
Reversal of deferred compensation under SFAS 123R	—	—	(1,462)	—	1,462	—	—
Restricted stock forfeited	(52)	—		—	—	—	—
Restricted stock amortization	—	—	592	—	—	—	592

Balance as of December 31, 2006	22,132	$22	$408,855	$(371,086)	$—	$(19)	$37,772

Net income	—	—	—	27,425	—	—	27,425
Adjustment to OCI for postretirement benefts	—	—	—	—	—	218	218
Unrealized loss on available-for-sale securities	—	—	—	—	—	(175)	(175)

Comprehensive income for period	—	—	—	—	—	—	27,468
Exercise of stock options	30	—	104	—	—	—	104
Issuance of stock for 401(K) match	44	—	305	—	—	—	305
Issuance of stock under Employee Stock Purchase Plan	12	—	69	—	—	—	69
Issuance of restricted stock	85	—	869	—	—	—	869
Non-employee stock compensation expense	—	—	67	—	—	—	67
Employee stock option expense	—	—	611	—	—	—	611
Employee Stock Purchase Plan expense	—	—	57	—	—	—	57
Restricted stock forfeited	(31)	—	—	—	—	—	—

Balance as of December 31, 2007	22,272	$22	$410,937	$(343,661)	$—	$24	$67,322

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$27,425	$7,384	$(8,106)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization of property, furniture and equipment	779	958	1,022
Postretirement benefits	218	(6)	—
Net (gain) loss on disposal of equipment	(10)	(7)	9
Other amortization	191	170	105
Amortization of deferred revenue—Roche	(9,435)	(3,430)	(1,722)
Non-cash compensation expense	735	5,063	868
Issuance of restricted stock	869
Cumulative effect of change in accounting principle	—	(252)	—
401(K) plan stock match	305	745	650
Patent costs expensed	78	115	118
Accrued marketing costs	635	781	746
Decrease (increase) in assets:
Accounts receivable—Roche	1,101	(2,841)	(4,622)
Other receivables	(24)	18	118
Prepaid expenses	389	301	261
Advanced payment—Roche, net	(509)	(1,085)	(720)
Deposits and other assets	377	252	(1,030)
Increase (decrease) in liabilities:
Accounts payable	208	(1,210)	495
Accrued compensation	85	2,028	(140)
Accrued expenses	(1,830)	686	1,337
Deferred revenue—Roche	—	2,500	—
Other liabilities	5	7	579

Net cash provided (used) by operating activities	21,592	12,177	(10,032)

Cash flows from investing activities:
Purchases of investment securities—available-for-sale	(42,793)	(19,792)	(34,313)
Reclass of cash and cash equivalents to short-term investments	(16,225)	—	—
Maturities of investment securities—available-for-sale	40,540	14,532	41,280
Proceeds from the sale of equipment	11	14	37
Purchases of property, furniture and equipment	(264)	(485)	(1,328)
Patent costs	(384)	(421)	(805)

Net cash (used) provided by investing activities	(19,115)	(6,152)	4,871

Cash flows from financing activities:
Employee stock purchase plan stock issuance	69	188	179
Proceeds from exercise of stock options	104	280	440

Net cash provided by financing activities	173	468	619

Net increase (decrease) in cash and cash equivalents	2,650	6,493	(4,542)
Cash and cash equivalents at beginning of year	30,052	23,559	28,101

Cash and cash equivalents at end of year	$32,702	$30,052	$23,559

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$6

Cash paid during the period for income taxes	$130	$160	$—

Supplemental disclosure of non-cash investing activity:
Other receivable for the sale of equipment	$—	$—	$28

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Trimeris is a biopharmaceutical company primarily engaged in the commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our compounds under research offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

Trimeris has a worldwide agreement (the “Development and License Agreement”) with F. Hoffmann-La Roche Ltd., or “Roche,” to develop and market T-20, marketed as FUZEON, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

The Company also has a separate agreement the (“Research Agreement”) with Roche that governs the identification of compounds that may become clinical candidates. In March 2007, the Company entered into an agreement with Roche that amends the terms of the Research Agreement whereby all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor peptides falling under the Research Agreement, which includes the lead drug candidate TRI-1144, reverted to Trimeris.

Liquidity

Under the current operating environment, based on current sales levels of FUZEON, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our current operations based on current expectations. However, any reduction in FUZEON sales below currently expected levels or increase in expenditures beyond currently expected levels could increase our capital requirements substantially beyond our current expectations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $32.7 million and $30.1 million December 31, 2007 and 2006, respectively, are stated at cost and consist primarily of overnight commercial paper. The carrying amount of cash and cash equivalents approximates fair value.

Investment Securities Available-For-Sale

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year.

Short-term investments include an investment of approximately $16.2 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The Company, therefore, reclassified this investment to short-term investments from cash equivalents at December 31, 2007, based on information provided by the Fund manager. At December 31, 2007, the Fund’s NAV was $0.9874 per share. For the year ended December 31, 2007, the Company had an unrealized loss on its investment in the Fund of approximately $206,000.

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

Financial instruments, other than investment securities available-for-sale, held by the Company include accounts receivable, accrued marketing costs, and accounts payable. The Company believes that the carrying amount of these financial instruments approximates their fair value.

Property, Furniture and Equipment

Property, furniture and equipment are recorded at cost.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset.

The depreciable lives of our property, furniture and equipment are as follows:

Equipment and furniture	3.5 years
Computer / software	3 years
Leasehold improvements	Lesser of useful life or life of lease—10 years

Intangible Assets

Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairment would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. During 2007, 2006 and 2005, $78,000, $115,000 and $118,000 respectively, of patent costs were expensed in other research and development expense because the expected future benefits from these patents was less than their carrying value.

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, the longer of 17 years from the date the patent is granted or 20 years from the initial filing of the patent.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Patent amortization expense was $166,000, $146,000 and $92,000 in 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense for the next five years is $148,000 per year for 2008 through 2012.

Also included in patent costs are intangibles that are not currently being amortized of $1,300,000 and $976,000 as of December 31, 2007 and 2006, respectively.

Accounts Payable

As of December 31, 2007 and 2006, there was $26,000 and $37,000, respectively, due to related parties included in accounts payable on the Company’s balance sheets.

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the third quarter of 2007, the Company revised its estimate of the date that payments will begin from 2011 to 2014. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. In 2007, 2006 and 2005, the Company increased the initial recorded liability by $635,000, $781,000 and $746,000, respectively for accretion of interest. The total liability of $17.9 million and $17.3 million at December 31, 2007 and 2006, respectively, is reflected on our balance sheet under the caption “Accrued marketing costs.”

For the years ended December 31, 2007 and 2006, Trimeris has recorded its share of selling and marketing expenses in accordance with the terms and conditions of agreements we executed with Roche.

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

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the third quarter of 2007, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of Company’s contribution to the capital investment. Following this 2007 review, the Company now expects to contribute approximately $12.8 million towards the capital investment as compared to its previous expectation of approximately $14.0 million. Through December 31, 2007, the Company had capitalized costs of $10.4 million, and expects to pay approximately $400,000 per quarter through June 2009. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Under the Manufacturing Amendment (see Note 9), if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. During the period from January 2006 through September 2006, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit was approximately $632,000. During the period from July 2004 through June 2005, and from October 2007 through December 2007, we received a similar credit of which our share was approximately $900,000 and $191,000 respectively. These payments have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment—Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Milestone Revenue and Deferred Revenue—Roche

Through December 31, 2007, the Company has received a $10.0 million license fee, research milestone payments of $15.0 million and $3.3 million in manufacturing milestone payments related to Roche achieving certain production levels. The license fee and research milestones were recorded as deferred revenue and were being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably over the patent term associated with these milestones, or November 2014.

At the time of the license fee payment, Roche was granted a warrant to purchase Trimeris stock. The fair value of the warrant, $5.4 million, was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million license fee payment.

Over the course of the collaboration our estimate of the end of the research and development period has changed:

•

In January 2005, based on our then current evaluation of our research and development programs, we placed further clinical development of T-1249 on hold indefinitely due to challenges in achieving an extended release formulation that would allow significantly less dosing frequency. Taking into account the additional research that will be required to achieve our goals for formulation, in January 2005, we changed our estimate of the end of the research and development period from December 2010 to December 2012.

•

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

•

During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through that date. The original expiration of the associated patents was June 2013.

In December 2005, Roche and Trimeris agreed to an amount to be reimbursed to Trimeris, for research expenses incurred over the course of the year. For 2005, the total reimbursement of research expenses from Roche amounted to $2.0 million and was recorded in the fourth quarter of 2005, as a reduction of research and development expense. This payment did not become due until January 2006 upon the next generation peptides passing Roche’s internal review and

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

is distinct from the milestone payments that were made under the Development and License Agreement signed in 1999. In addition, in January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, we extended our Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, we planned to recognize the remainder of this milestone over the extended period (the period of our continuing involvement). As a result of this amendment to the Research Agreement, the Company recognized $792,000 less in milestone revenue during 2006. In accordance with the March 2007 agreement with Roche (discussed above), the Company accelerated these milestone payments into revenue.

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

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are earned. Royalties of $15.7 million, $11.8 million and $8.8 million were recognized as revenue during the years ended December 31, 2007, 2006 and 2005, respectively. During, and effective for the entire third quarter of 2006, our royalty rate increased from 10% to 12%. This increase was in effect for the entire third quarter of 2006 and will remain at this level for the remainder of the collaboration.

Collaboration Income

Product sales of FUZEON began in the United States on March 27, 2003, and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income as a component of revenue. Total net sales of FUZEON in the United States and Canada were $124.3 million, $134.2 million and $112.7 million during the years ended December 31, 2007, 2006 and 2005, respectively. During the years ended December 31, 2007, 2006 and 2005, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of FUZEON in the United States and Canada of $24.2 million, $21.7 million and $8.6 million, respectively. Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers.

Recently, the Company entered into discussions with Roche related to the models used to calculate cost of goods sold for FUZEON. During the course of the discussions, the Company and Roche concluded that the models being used resulted in an overestimate in the costs of goods sold being charged to the collaboration. As a result, the Company received a credit from Roche of approximately $5.5 million for over charges to FUZEON cost of goods sold during the period from 2003 to 2006. The credit appears in the calculation of collaboration income for the fourth quarter 2007. At present, the Company remains in active discussions related to the calculation of cost of goods sold for 2007 and 2008 and, as such, cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although discussions are on-going, the Company cannot be certain when a final resolution will be reached. For 2007, the Company recorded their best estimate of the cost of goods sold based on the information provided by Roche.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche is manufacturing bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at other Roche facilities. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON. Under the Company’s Development and License Agreement with Roche, the Company does not have the ability or rights to co-market this drug or field our own FUZEON sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

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

Concentrations

The Company has a Development and License Agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the years ended December 31, 2007, 2006 and 2005. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration. Substantially all of the accounts receivable at December 2007 and 2006 are comprised of receivables from Roche.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company has established guidelines relating to diversification and maturities of its cash equivalents and short-term investments which are designed to manage risk. The Company’s cash equivalents consist of bank deposits, certificates of deposit and money market funds. Bank deposits may at times be in excess of FDIC insurance limits. The Company’s short-term investments include the investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio as discussed above.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its financial statements are: the estimate of the cost of goods sold for the collaboration; the estimate of the future volatility of our stock price used to calculate the value of stock options granted to both employees and non-employees; the estimate(s) of sales returns and allowances, discounts and rebates related to sales of FUZEON; the estimate of losses incurred related to unusable product and supplies; the estimate of the period when our liability for accrued marketing costs comes due; the estimate of the patent life of FUZEON; and the estimate of the expected future operating cash flows from our intangible patent assets.

Basic and Diluted Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan. The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised). The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	2007	2006	2005
Numerator:
Net income (loss)	$27,425	7,384	(8,106)

Denominator:
Weighted average common shares used for basic calculation	22,065	21,895	21,736
Weighted average effect of dilutive securities:
Employee stock options	—	34	—
Restricted stock	20	76	—

Denominator for diluted calculation	$22,085	22,005	21,736

Net income per share:
Basic	$1.24	0.34	(0.37)

Diluted	$1.24	0.34	(0.37)

The calculation of diluted net income per share excludes all anti-dilutive shares. For the years ended December 31, 2007 and 2006, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for the period, amounted to approximately 2.8 million and 3.7 million, respectively. Also excluded for 2007 and 2006 were 362,000 warrants to purchase common stock due to their antidilutive effect.

Basic and diluted net loss per common share are the same for the year ended December 31, 2005, as common equivalent shares from stock options, restricted stock, and stock warrants were anti-dilutive.

At December 31, 2007, there were 2,910,000 options to purchase common stock and 362,000 warrants to purchase common stock outstanding. At December 31, 2006, there were 3,804,000 options to purchase common stock, 126,000 restricted stock grants, which became fully vested in 2007, 50,000 restricted stock grants (of which 29,000 became fully vested in January 2007 and 21,000 were forfeited), and 362,000 warrants to purchase common stock outstanding. At December 31, 2005, there were 3,393,000 options to purchase common stock outstanding, a warrant outstanding with Roche to purchase 362,000 shares of common stock and 207,000 restricted stock grants.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised) using the modified prospective method on January 1, 2006. Accordingly, during the year ended December 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and awards granted after January 1, 2006, using the Black-Scholes valuation model. The Company has recognized the compensation expense using a straight-line amortization method. As SFAS No. 123 (revised) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2007 and 2006, has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered voluntary termination behaviors as well as trends of actual option forfeitures. As a result of the adoption of SFAS No. 123 (revised), the Company recognized non-cash compensation expense of approximately $735,000 (net of forfeitures) and $4.4 million relating to the fair value of employee stock compensation during the years ended December 31, 2007 and 2006.

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

Prior to the adoption of SFAS No. 123 (revised), the Company applied APB 25 and provided the disclosures required under SFAS No. 123. Employee stock-based compensation expense was not reflected in our results of operations for the year ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. See further disclosures in Footnote 6 “Stock Based Compensation.”

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

2.    INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities. Estimated fair values of available-for-sale securities are based generally on quoted market prices (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2007
Short-term investment securities available-for-sale
Investments re-classified from cash and cash equivalents	$16,431		206	$16,225
Other debt securities maturing within 1 year	7,841	4	4	7,841
Corporate debt securities maturing within 1 year	2,136	1	—	2,137
Federal agency notes maturing within 1 year	1,735	1	1	1,735

Total short-term invesmtent securities available-for-sale	$28,143	$6	$211	$27,938

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Long-term investment securities available-for-sale
Other debt securities maturing after 1 year through 5 years	2,693	6	—	$2,699
Corporate debt securities maturing after 1 year through 5 years	4,249	1	4	4,246
Federal agency notes maturing after 1 year through 5 years	1,998	9	—	2,007

Total long-term invesmtent securities available-for-sale	$8,940	$16	$4	$8,952

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2006
Short-term investment securities available-for-sale
Other debt securities maturing within 1 year	$10,906	—	2	$10,904
Other debt securities maturing after 1 year through 5 years	1,429	—	1	1,428
Corporate debt securities maturing within 1 year	1,724	—	—	1,724
Corporate debt securities maturing after 1 year through 5 years	3,135	—	7	3,128
Federal agency notes maturing within 1 year	801	—	2	799

Total short-term invesmtent securities available-for-sale	$17,995	$—	$12	$17,983

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Long-term investment securities available-for-sale
Corporate debt securities maturing after 1 year through 5 years	300	—	—	300
Federal agency notes maturing after 1 year through 5 years	305	—	1	304

Total long-term invesmtent securities available-for-sale	$605	$—	$1	$604

There were no sales of these investments or realized gains or losses during 2007 or 2006.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Short-term investments include an investment of approximately $16.2 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The Company, therefore, reclassified this investment to short-term investments from cash equivalents, based on information provided by the Fund manager. At December 31, 2007, the Fund’s NAV was $0.9874 per share. For the year ended December 31, 2007, the Company had an unrealized loss on its investment in the Fund of approximately $206,000.

3.    LEASES

The Company had no property, furniture or equipment under capital leases at December 31, 2007 and 2006.

The Company has several non-cancelable operating leases, primarily for office space and office equipment, that extend through January 2015. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense, including maintenance charges, for operating leases during 2007, 2006 and 2005, was $1.8 million, $1.8 million and $2.4 million, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 (in thousands) are:

OPERATING LEASES
Year ending December 31:
2008	$1,538
2009	1,569
2010	1,600
2011	1,632
2012	1,666
Thereafter	3,575

Total minimum lease payments	$11,580

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $126,000 as of December 31, 2007.

4.    PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment consists of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Furniture and equipment	$12,320	$12,181
Leasehold improvements	1,166	1,166

	13,486	13,347
Less accumulated depreciation and amortization	(11,842)	(11,187)

	$1,644	$2,160

Depreciation expense was $779,000, $958,000 and $1.0 million for the years ended December 31, 2007, 2006 and 2005 respectively.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

5.    STOCKHOLDERS’ EQUITY

Warrant

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2007. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. We deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million warrant, over the research and development period. The value of the warrant was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Preferred Stock

The Board of Directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders. There are no shares of preferred stock outstanding at December 31, 2007 and 2006.

6.    STOCK BASED COMPENSATION

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	46.0-71.0%	39.0-52.0%	45.0-50.0%
Risk-free interest rate	3.95-4.96%	4.46-4.96%	3.50-4.26%
Expected term of options (in years)	4.4-9.0	4.4-9.0	5
Expected life of employee stock purchase plan options (in years)	1	2	2

The Company’s computation of expected volatility for the year ended December 31, 2007 is based on historical volatility from publicly traded and quoted options on the Company’s stock. The computation of expected life in 2007 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The risk-free interest rate for periods within the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of the grants.

The table below presents the Company’s stock based compensation expense for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Employee Stock Option Plan*	$612	$4,300	$—
Employee Stock Purchase Plan	57	88	—
Restricted stock to employees	(1)	592	843
Non-employee stock options	67	83	25

Total stock option expense**	$735	$5,063	$868

*	Includes the Stock Option Plan (formally known as the Trimeris, Inc. Amended and Restated Stock Incentive Plan) and the Trimeris, Inc. 2007 Stock Option Plan
**	The Company adopted SFAS 123 (revised) on January 1, 2006.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Employee Stock Option Plan

In 1993, the Company adopted a stock option plan, which allowed for the issuance of non-qualified and incentive stock options (“1993 Plan”). During 1996, the Trimeris, Inc. Amended and Restated Stock Incentive Plan (the “Employee Stock Option Plan”) was implemented and replaced the 1993 Plan. Under the Employee Stock Option Plan, the Company was able to grant non-qualified or incentive stock options for up to 6,252,941 shares of common stock. During October 2007, the 1996 Employee Stock Option Plan expired and the Trimeris, Inc. 2007 Stock Option Plan was implemented. Under the 2007 Stock Option Plan, the Company may grant non-qualified or incentive stock options for up to 1,000,000 shares of common stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $0.34 to $78.50 per share. The vesting period generally occurs over four years. At December 31, 2007, there were approximately 613,000 options remaining available for grant. No more grants will be made under the 1993 Plan or the Employee Stock Option Plan. The Company has sufficient authorized and unissued shares to make all issuances under its share based compensation plans.

A summary of option activity under the Employee Stock Option Plan and the 2007 Stock Option Plan during the year ended December 31, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding options at January 1, 2007	3,804	$22.35	6.24	$3,506
Granted	686	7.75
Exercised	(31)	3.40
Cancelled	(1,549)	18.13

Options outstanding at December 31, 2007	2,910	$21.36	5.29	$9,706
Options vested or expected to vest at December 31, 2007	945	$24.06	2.20	$2.00
Options exercisable at December 31, 2007	2,248	$25.30	4.05	$2.00

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006, and 2005, was $5.29, $5.25 and $6.13, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, 2005 was $157,000, $311,000, and $687,000, respectively.

The following summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.34-6.63	1,000	0.44	$6.63	1,000	$6.63
$6.64-8.00	700,000	7.91	$7.31	148,000	$7.83
$8.01-11.63	570,000	3.68	$10.78	541,000	$10.88
$11.64-15.00	518,000	6.81	$13.33	456,000	$13.44
$15.01-40.00	404,000	4.06	$22.04	385,000	$22.36
$40.01-45.11	357,000	3.82	$43.04	357,000	$43.04
$45.12-50.00	189,000	4.32	$47.32	189,000	$47.32
$50.01-78.50	171,000	2.40	$62.69	171,000	$62.69

$0.34-78.50	2,910,000	5.29	$21.36	2,248,000	$25.30

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

A summary of the activity of the Company’s nonvested options during the year ended December 31, 2007, is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(in thousands)
Nonvested at January 1, 2007	1,030	$6.86
Granted	686	4.53
Vested	(316)	5.94
Forfeited	(738)	5.58

Nonvested at December 31, 2007	662	$4.64

As of December 31, 2007, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Employee Stock Option Plan and the 2007 Stock Option Plan, which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the year ended December 31, 2007 and 2006 was $1.9 million and $3.9 million, respectively.

Employee Stock Purchase Plan

From 1997 through October 2007, the Company offered an Employee Stock Purchase Plan (the “1997 ESPP”), which permitted eligible employees to purchase newly issued shares of common stock of the Company up to an aggregate of 250,000 shares. Under the 1997 ESPP, employees had the ability to purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase is exercised. During the years ended December 31, 2007, 2006 and 2005, 8,000, 21,000 and 20,000 shares were issued under this plan. The 1997 ESPP expired during 2007 and was replaced with a new plan (the “2007 ESPP”). During the year ended December 31, 2007, 4,000 shares were issued under the 2007 ESPP. At December 31, 2007, there were 246,000 shares remaining available for issuance. As a result of the adoption of SFAS No. 123 (revised), the Company recognized $57,000 and $88,000 of compensation expense for the years ended December 31, 2007 and 2006, respectively, related to the fair value of the shares purchased under the 1997 ESPP.

Restricted Stock

In June 2004, an aggregate grant of 191,500 shares of restricted stock was made to substantially all employees. The majority of the grants vested 100% after three years. In March 2007, we granted 35,000 shares of restricted stock to our then CFO and General Counsel in connection with his employment agreement. The grant vests 100% three years from the date of grant. In the first quarter of 2007, upon the retirement of this individual, we recognized all of the compensation cost related to this grant. In July 2007, we granted 50,000 restricted stock units to a consultant. The units vest 100% in March 2009 on a monthly basis and in connection with the consultant’s provision of services or availability to provide services if none are requested. In the third quarter of 2007, we recognized all of the compensation cost related to this grant as the ongoing service criteria was deemed non-substantive. Non-cash compensation expense, related to these restricted stock grants, in the amount of $66,000, $592,000 and $843,000 was recognized for the years ended December 31, 2007, 2006 and 2005, respectively. Total unrecognized compensation cost related to restricted stock grants, as of December 31, 2007 and 2006, was $0 and $230,000, respectively.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

A summary of the activity of the Company’s nonvested restricted stock during the year ended December 31, 2007 is presented below:

Number of Shares
(in thousands)
Nonvested at January 1, 2007	155
Granted	85
Vested	(124)
Forfeited	(31)

Nonvested at December 31, 2007	85

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

The Company recorded expense of $67,000, $83,000 and $25,000 during the years ended December 31, 2007, 2006 and 2005 respectively, related to expense of non-cash compensation charges. As of December 31, 2007, there were no options outstanding to non-employees.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123 (revised)

Prior to the adoption of SFAS No. 123 (revised), the Company applied APB 25 and provided the disclosures required under SFAS No. 123. Employee stock-based compensation expense was not reflected in our results of operations for the year ended December 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred.

The pro forma amounts for the year ended December 31, 2005 were as follows (in thousands, except per share data):

Year ended December 31, 2005
Net loss, as reported	$(8,106)
Stock-based compensation expense included in reported net loss	843
Stock-based compensation expense that would have been included in the determination of net loss if the fair value method was applied	(6,030)

Pro forma net loss	$(13,293)

Basic and diluted net loss per share:
As reported	$(0.37)
Pro forma	$(0.61)

7.    INCOME TAXES

During the years ended December 31, 2007 and 2006, the Company recorded an income tax provision of approximately $376,000 and $275,000, respectively. The expenses were due primarily to the current tax expense caused by the Alternative Minimum Tax (“AMT”). A full valuation allowance was recognized related to the benefit of the AMT credit.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

At December 31, 2007, the Company has net operating loss carryforwards (“NOLs”) for federal tax purposes of approximately $310.6 million, which expire in varying amounts between 2011 and 2025. Of the $310.6 million of available federal NOL’s, the usage of $12 million is limited to $4 million per year until 2009 by the rules and regulations under IRC Section 382. The Company has state net economic losses of approximately $258.0 million, which expire in varying amounts between 2008 and 2020. The Company has research and development credits of $10.8 million, which expire in varying amounts between 2013 and 2026. The Company has Alternative Minimum Tax credit carryforwards of approximately $646,000 which are available to reduce regular Federal income taxes, if any, over an indefinite period.

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

The components of deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2007
Deferred tax assets:
Tax loss carryforwards	$120,300	$123,819
Tax credits	9,784	10,762
Deferred revenue	645	3,850
Reserves and accruals	10,518	10,114

Total gross deferred tax assets	141,247	148,545
Valuation allowance	(141,247)	(148,545)

Net deferred asset	—	—
Deferred tax liability	—	—

Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance represents the amount necessary to reduce the Company’s gross deferred tax assets to the amount that is more likely than not to be realized. The decrease in the valuation allowance was approximately $5.6 million for the year ended December 31, 2007. The decrease in the valuation allowance was $3.0 million for the year ended December 31, 2006, and it increased $3.4 million for the year ended December 31, 2005. The valuation allowance includes deferred tax assets that when realized, may increase equity rather than reduce tax expense. The Company will evaluate this amount when the criteria for recognizing the deferred tax asset relating to these amounts are met.

The company adopted FIN 48 on December 31, 2006. The Company had unrecognized tax benefits of $1.6 million as of the date of adoption. The company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2007, the company had unrecognized tax benefits of $1.7 million. Of the $1.7 million of unrecognized tax benefits at the end of 2007, none would impact the effective tax rate if recognized.

Trimeris is subject to income taxes in the United States and North Carolina. The number of open years varies based on the statute of limitations for each jurisdiction. Currently Trimeris has no agreements with either taxing authority extending the statute.

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

In thousands of dollars
Balance as of January 1, 2007	$1,553
Additions for tax positions taken during prior years	0
Reductions for tax positions taken during prior years	0
Additions for tax positions taken during the current year	159
Settlements	0
Expiration of statutes of limitations	0

Balance as of December 31, 2007	$1,712

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

During the next 12 months, the Company does not anticipate any significant changes to the total amount of unrecognized tax benefits.

The Company does not accrue interest and penalties related to these unrecognized tax benefits because the unrecognized tax benefits would not result in the cash payment of additional tax.

The reasons for the difference between the actual income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 and the amount computed by applying the statutory federal income tax rate to income (losses) before income tax expense (benefit) are as follows (in thousands):

	2007	% of Pre- tax Loss	2006	% of Pre- tax Loss	2005	% of Pre- tax Loss
Income tax expense (benefit) at statutory rate	$9,730	35.00%	$2,520	34.00%	$(2,756)	-34.00%
State income taxes, net of federal benefit	(407)	-1.04%	95	1.29%	(100)	-1.24%
Non-deductible meals and entertainment expenses and other	(37)	-0.09%	51	0.68%	360	4.44%
Non-deductible compensation	234	0.84%	966	13.03%	—	0.00%
Research credit	—	0.00%	(376)	-5.07%	(945)	-11.65%
Change in federal portion of valuation allowance	(9,144)	-32.89%	(2,981)	-40.22%	3,441	42.45%

Income tax expense (benefit)	$376	1.35%	$275	3.71%	$—	—

8.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “401(k) Plan”) under Section 401 (k) of the Internal Revenue Code covering all qualified employees. Participants may elect a salary reduction from 1% to 75% as a contribution to the 401(k) Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made monthly. The 401(k) Plan permits the Company to match participants’ contributions. Beginning in 1998, the Company has matched up to 100% of a participant’s contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company’s stock on the last trading day of the year. During 2007, 44,000 shares were issued, and compensation expense of $305,000 was recognized. During 2006, 59,000 shares were issued, and compensation expense of $745,000 was recognized. During 2005, 57,000 shares were issued, and compensation expense of $650,000 was recognized. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

In December 2007, the Plan was terminated. As a result, the Company reduced the associated liability to $165,000 at December 31, 2007. The remaining liability relates to benefit obligations that existed prior to the termination of the Plan.

SFAS 158

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the accumulated postretirement benefit obligation) of its postretirement plan in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive loss.

Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $56,000 and unrecognized actuarial gains of $213,000. The prior service cost and actuarial gain included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ending December 31, 2008 is $5,000 and $9,000, respectively.

Reconciliation of Funded Status and Accumulated Postretirement Benefit Obligation

The reconciliation of the beginning and ending balances of the projected postretirement benefit obligation and the fair value of plan assets for the years ended December 31, 2007 and 2006, and the accumulated postretirement benefit obligation at December 31, 2007 and 2006, is as follows (in thousands):

	December 31,
	2007	2006
Change in Postretirement Benefit Obligation
Postretirement benefit obligation at beginning of year	$415	$321
Service cost	53	74
Interest cost	25	18
Actuarial loss	19	125
Benefits Paid	(11)	—
Special Termination Benefit	83	—
Curtailments	(419)	(123)

Postretirement benefit obligation at end of year	$165	$415

There were no plan assets as of December 31, 2007 and 2006. Consequently, the plan was fully unfunded as of these dates. The accrual of the unfunded balances is included in accrued compensation- short-term and long-term, respectively, as of December 31, 2007 and 2006.

The components of net periodic post-retirement benefits cost and the significant assumptions of the Plan for 2007, 2006 and 2005 consisted of the following (in thousands):

	2007	2006	2005
Service cost	$53	$74	$71
Interest cost	25	18	17
Amortization of net actuarial gain	(10)	(17)	(16)
Amortization of prior service costs	16	24	24
Curtailments	243	(47)	—

Total	$327	$52	$96

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The Plan’s funded status as of December 31, 2007 and 2006 is as follows:

	2007	2006
Accumulated post-retirement benefit obligation (APBO)	$(165)	$(415)
Unrecognized prior service cost	(56)	247
Unrecognized net gain	213	(241)

Accrued post-retirement benefit cost	$(8)	$(409)

The accumulated post-retirement benefit obligation (“APBO”) was determined using a discount rate of 6.00% at December 31, 2007 and 2006. This rate is determined based on high-quality fixed income investments that match the duration of the expected retiree medical benefits. The Company has typically used the corporate Aa bond rate for this assumption. An assumed annual medical trend rate of 9% was used beginning in 2008, reducing by 1% per year to an ultimate rate of 5% in 2012. A 1% increase in the trend factors would increase the projected APBO by approximately $18,000 and would increase the service and interest cost components by approximately $1,000. A 1% decrease in the trend factors would decrease the projected APBO by approximately $15,000 and would decrease the service and interest cost components by approximately $1,000.

The expected future benefit payments under the plan (in thousands) are as follows:

Year(s) ending	Amount
2008	$15
2009	13
2010	9
2011	9
2012	10
2013 to 2017	59

Total	$115

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Cost of Goods Sold

Recently, the Compan entered into discussions with Roche related to the models used to calculate cost of goods sold for FUZEON. During the course of the discussions, the Company and Roche concluded that the models being used resulted in an overestimate in the costs of goods sold being charged to the collaboration. As a result, the Company received a credit from Roche of approximately $5.5 million for over charges to FUZEON cost of goods sold during the period from 2003 to 2006. The credit appears in the calculation of collaboration income for the fourth quarter 2007. At present, the Company remains in active discussions related to the calculation of cost of goods sold for 2007 and, as such, cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although discussions are on-going, the Company cannot be certain when a final resolution will be reached. For 2007, the Company recorded its best estimate of the cost of goods sold based on the information provided by Roche.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $126,000 as of December 31, 2007.

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman-La Roche LTD. (collectively the “Roche Entities”) and Trimeris alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”).

The Roche Entities and the Company have not yet been served in this patent suit, brought by Novartis, related to the manufacture and sale of FUZEON (enfuvirtide). FUZEON is an innovative HIV fusion inhibitor that was approved in 2003, having been developed by Roche in collaboration with the Company.

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. Roche and the Company are currently reviewing a copy of the complaint, which was obtained from a third party. Roche and the Company will respond to the issues raised in the complaint in due course.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

11.    REDUCTION IN WORKFORCE

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

During December 2007, the Company implemented a reduction in force in connection with its 2008 strategic plan. The 2008 strategic plan is designed to maximize cash flows from FUZEON, while also advancing TRI-1144 to a value creating milestone. In connection with the strategic plan and as a result of the reduction in force, the Company expects that it will no longer staff any research and development functions. The Company recognized expense of $1.7 million for severance and other costs during the fourth quarter of 2007 related to this 2008 strategic plan.

Following is a summary of activity related to the 2007 and 2006 restructuring accruals (in thousands):

	Severance and Benefits 2006	Severance and Benefits 2007	Total
2006 severance charge	$3,161	$—	$3,161
Payments	(64)	—	(64)

Balance at December 31, 2006	3,097	—	3,097
2007 severance charge	—	3,344	3,344
Adjustments	130	—	130
Payments	(1,061)	—	(1,061)

Balance at March 31, 2007	2,166	3,344	5,510

2007 severance charge		77	77
Adjustments	(66)	—	(66)
Payments	(440)	(543)	(983)

Balance at June 30, 2007	1,660	2,878	4,538

Adjustments	2	(92)	(90)
Payments	(676)	(246)	(922)

Balance at September 30, 2007	986	2,540	3,526

2007 severance charge		1,688	1,688
Adjustments	(35)	(9)	(44)
Payments	(384)	(667)	(1,051)

Balance at December 31, 2007	$567	$3,552	$4,119

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

March 17, 2008	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARTIN MATTINGLY Martin A. Mattingly	Chief Executive Officer and Director	March 17, 2008

/s/ ANDREW L. GRAHAM Andrew L. Graham	Chief Financial Officer and Secretary (principal accounting officer)	March 17, 2008

/s/ ARTHUR B. COHEN Arthur B. Cohen	Director	March 17, 2008

/s/ STEPHEN R. DAVIS Stephen R. Davis	Director	March 17, 2008

/s/ FELIX J. BAKER Felix J. Baker	Director	March 17, 2008

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 17, 2008

/s/ BARRY D. QUART Barry D. Quart, PharmD.	Director	March 17, 2008

/s/ KEVIN C. TANG Kevin C. Tang	Director	March 17, 2008

/s/ JOSEPH P. HEALEY Joseph P. Healey	Director	March 17, 2008

EXHIBIT INDEX

(a)	Exhibits

3.1(n)	Second Amended and Restated Bylaws of the Registrant.

3.2(n)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

4.1*	Specimen certificate for shares of Common Stock.

4.2(n)	Description of Capital Stock (contained in the Fifth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1*	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2(p)	Trimeris, Inc. Amended and Restated Stock Incentive Plan. †

10.3*	Trimeris, Inc. Employee Stock Purchase Plan. †

10.4*	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.5*	Form of Indemnification Agreements.

10.6*	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.7(e)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan. †

10.8(e)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan. †

10.9(g)	Executive Employment Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 8, 2004. †

10.10(g)	Incentive Stock Option Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.11(g)	Restricted Stock Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.12(a)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.13(a)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.14(a)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.15(f)	Sublease Agreement between Trimeris, Inc. and PPD Development, LP dated June 30, 2004.

10.16(f)	Lease Agreement and Amendments between PPD Development, LP (formerly PPD Pharmaco, Inc.) and Weeks Realty, LP relating to Sublease Agreement filed as Exhibit 10.15 hereto.

10.17(b)	Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.18(c)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.
10.19(h)	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated November 13, 2003. (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.)

10.20(d)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.21(f)	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004 by and between Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

10.22(i)	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004. (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.)

10.23(j)	Description of non-management director compensation arrangements.

10.24(k)	Letter Agreement between Trimeris, Inc. and Roche Laboratories, Inc. dated May 12, 2005.

10.25(l)	License Agreement between The Regents of the University of California and Hoffman-La Roche Inc. and Trimeris, Inc. for Method for Preventing and Treating a Viral Condition by Inhibiting Membrane Fusion dated June 27, 2005.

10.26(m)	Letter of Amendment with F. Hoffman-La Roche, Ltd. and Hoffman-La Roche Inc. dated September 2, 2005.

10.27(o)	Trimeris, Inc. Incentive Pay Plan. †

10.28(q)	Second Amendment to the Research Agreement between F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc. and Trimeris, Inc. (effective as of December 31, 2005)

10.29(r)	Amended and Restated Severance Pay Plan, effective December 3, 2006

10.30(s)	Third Amendment to the Research Agreement between F. Hoffman-La Roche, Ltd. and Hoffman-La Roche Inc. and Trimeris, Inc. (effective as of August 15, 2006)

10.31(t)	Letter of Agreement between Trimeris, Inc. and F. Hoffman–La Roche, Ltd. dated March 13, 2007

10.32(u)	Executive Employment Agreement by and between Trimeris, Inc. and Dani P. Bolognesi dated March 9, 2007 †

10.33(u)	Executive Employment Agreement by and between Trimeris, Inc. and Robert R. Bonczek dated March 9, 2007 †

10.34(v)	Letter Agreement by and between Dani P. Bolognesi and Trimeris, Inc. dated March 14, 2007†

10.35(v)	Settlement Agreement and Release by and between Dani P. Bolognesi and Trimeris, Inc. dated March 15, 2007

10.36(v)	Letter Agreement by and between Robert R. Bonczek and Trimeris, Inc. dated March 14, 2007†

10.37(v)	Settlement Agreement and Release by and between Robert R. Bonczek and Trimeris, Inc. dated March 15, 2007

10.38(w)	Executive Employment Agreement between Trimeris, Inc. and Carol Ohmstede dated August 1, 2006 †

10.39(w)	Letter Agreement between Trimeris, Inc. and Carol Ohmstede dated August 1, 2007†

10.40(w)	Letter Agreement between Trimeris, Inc. and Andrew L. Graham dated August 1, 2007†

10.41(w)	Executive Engagement Agreement between Trimeris, Inc., Hickey & Hill, Inc. and E. Lawrence Hill, Jr. dated August 2, 2007 †
10.42(w)	Executive Engagement Agreement between Trimeris, Inc., Hickey & Hill, Inc. and Daniel Ratto dated August 2, 2007 †

10.43(x)	Letter Agreement between Trimeris, Inc. and Roche Laboratories Inc., dated October 5, 2007

10.44(y)	Executive Employment Agreement by and between Trimeris, Inc. and Martin A. Mattingly dated November 14, 2007 †

10.45(z)	Executive Employment Agreement by and between Trimeris, Inc. and Andrew L. Graham dated January 24, 2008 †

10.46(z)	Executive Employment Agreement by and between Trimeris, Inc. and Michael A. Alrutz dated January 24, 2008 †

10.47(aa)	Trimeris, Inc. 2007 Stock Incentive Plan †

10.48	Trimeris, Inc. 2007 Stock Incentive Plan – form of Option Agreement †

10.49	Trimeris, Inc. 2007 Employee Stock Purchase Plan †

23	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.
(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001.
(c)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on May 11, 2001.
(d)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.
(e)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.
(f)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 9, 2004.
(g)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 10, 2004.
(h)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Commission on October 15, 2004.
(i)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 filed with the Commission on October 15, 2004.
(j)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005.
(k)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on May 12, 2005.
(l)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on June 27, 2005.
(m)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 26, 2005.
(n)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Commission on November 8, 2005.
(o)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2006.
(p)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 10, 2006.

(q)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on February 21, 2006.
(r)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on December 7, 2006.
(s)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 7, 2006.
(t)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 16, 2007.
(u)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on March 15, 2007.
(v)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on March 20, 2007.
(w)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 9, 2007.
(x)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on October 11, 2007.
(y)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on November 20, 2007.
(z)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2008.
(aa)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.