Form 10-Q
period 2008-03-31
TRIMERIS INC
filed 2008-05-12
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 22,220,422 .

TRIMERIS, INC.

FORM 10-Q

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$37,507	$32,702
Investment securities available - for-sale	27,742	27,938
Accounts receivable - Roche	3,561	12,240
Other receivables	178	60
Prepaid expenses	488	679

Total current assets	69,476	73,619

Property, furniture and equipment, net	1,178	1,644
Long-term investment securities available-for-sale	14,727	8,952

Other assets:
Patent costs, net	2,682	2,724
Advanced payment - Roche	6,859	6,812
Deposits and other assets	363	370

Total other assets	9,904	9,906

Total assets	$95,285	$94,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$445	$917
Accrued compensation	2,859	4,804
Deferred revenue - Roche	265	265
Accrued expenses	1,033	453

Total current liabilities	4,602	6,439

Deferred revenue - Roche	1,503	1,569
Accrued marketing costs	18,017	17,923
Accrued compensation-long-term	206	150
Other liabilities	712	718

Total liabilities	25,040	26,799

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,222 and 22,132 shares issued and outstanding	22	22
Additional paid-in capital	411,317	410,937
Accumulated deficit	(341,333)	(343,661)
Accumulated other comprehensive income	239	24

Total stockholders’ equity	70,245	67,322

Total liabilities and stockholders’ equity	$95,285	$94,121

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenue:
Milestone revenue	$66	$9,208
Royalty revenue	2,840	3,862
Collaboration income	2,682	4,368

Total revenue and collaboration income	5,588	17,438

Operating expenses:
Research and development	1,719	3,097
General and administrative	1,692	6,539
Gain on disposal of equipment	(418)	(2)

Total operating expenses	2,993	9,634

Operating income	2,595	7,804

Other income (expense):
Interest income	822	670
Loss on investments	(738)	—
Interest expense	(94)	(201)

Total other (expense) income	(10)	469

Income before taxes	2,585	8,273
Income tax provision	257	122

Net income	$2,328	$8,151

Basic net income per share	$0.11	$0.37

Diluted net income per share	$0.10	$0.37

Weighted average shares used in basic per share computations	22,167	22,008

Weighted average shares used in diluted per share computations	22,252	22,124

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,328	$8,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	96	228
Postretirement benefits	—	55
Net gain on sale of equipment	(418)	(2)
Patent/license amortization	26	42
Patent costs expensed	50	—
Amortization of deferred revenue - Roche	(66)	(9,208)
Stock compensation expense	376	1,196
Accrued marketing costs	94	201
Decrease (increase) in assets:
Accounts receivable - Roche	8,679	4,451
Other receivables	(118)	(15)
Prepaid expenses	191	172
Advanced payment - Roche	(47)	(438)
Deposits and other assets	7	376
Increase (decrease) in liabilities:
Accounts payable	(472)	356
Accrued compensation	(1,889)	1,931
Accrued expenses	580	(1,244)
Other liabilities	(5)	2

Net cash provided by operating activities	9,412	6,254

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(28,964)	(13,339)
Maturities of investment securities available-for-sale	23,602	6,875
Purchases of property and equipment	—	(231)
Proceeds from the sale of equipment	788	—
Patent costs	(33)	(73)

Net cash used by investing activities	(4,607)	(6,768)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	84

Net cash provided by financing activities	—	84

Net increase (decrease) in cash and cash equivalents	4,805	(430)
Cash and cash equivalents, beginning of period	32,702	30,052

Cash and cash equivalents, end of period	$37,507	$29,622

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris is a biopharmaceutical company primarily engaged in the commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our compound under research offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three months ended March 31, 2008 and 2007. The Development and License Agreement also provides the basis for substantially all of the Company’s results from the collaboration and milestone revenue. Substantially all of the accounts receivable at March 31, 2008 and December 31, 2007, are comprised of receivables from Roche owing under the Development and License Agreement.

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2007 financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

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

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan. The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised), “Share-Based Payment”. The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Numerator:
Net income	$2,328	$8,151

Denominator:
Weighted average common shares	22,167	22,008

Denominator for basic calculation	22,167	22,008
Weighted average effect of dilutive securities:
Employee stock options	—	—
Employee stock purchase plan	—	1
Restricted stock and restricted stock units	85	115

Denominator for diluted calculation	22,252	22,124

Net income per share:
Basic	$0.11	$0.37

Diluted	$0.10	$0.37

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2008 and 2007, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2,755,000 and 3,285,000, respectively. Also excluded for the three months ended March 31, 2008 and 2007 were 362,000 warrants to purchase common stock, due to their anti-dilutive effect.

At March 31, 2008, there were 2,755,000 options to purchase common stock, 85,000 shares of restricted stock / restricted stock units that vest in March 2009 and 362,000 warrants to purchase common stock outstanding. At March 31, 2007, there were 3,407,000 options to purchase common stock, 100,000 restricted stock grants, which became fully vested in June 2007, 85,000 restricted stock units which will become fully vested in March 2009 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008 and 2007, approximately $94,000 and $201,000, respectively, was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represented the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the Development and License Agreement, as amended. No cash was paid for interest during the three months ended March 31, 2008 and 2007.

4. ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into the Development and License Agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. The Development and License Agreement has been amended several times, most recently in March 2007, when the agreement was amended to only cover the development and commercialization of FUZEON. The Development and License Agreement will effectively terminate upon the expiration of the last relevant patent covering FUZEON. Our present understanding is that this expiration date will occur in 2021.

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

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amended the terms of both the Development and License Agreement and the Research Agreement (defined below). This amendment states that all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON, shall now belong solely to Trimeris. The returned intellectual property covers both research and development stage molecules, including T-1249.

Currently, there are no patients being treated with T-1249. Following the March 2007 amendment, Roche is only responsible for one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada.

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $17.0 million and $29.3 million during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008 and 2007, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States. Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche manufactures bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and produces finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON. Under the Company’s Development and License Agreement with Roche, the Company does not have the ability or rights to co-market this drug or field its own FUZEON sales force. All third-party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the first quarter of 2008, the Company revised its estimate of the date that payments will begin from 2014 to 2017. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended March 31, 2008 and 2007, the Company increased the initial recorded liability by $94,000 and $201,000, respectively, for accretion of interest. The total liability of $18.0 million and $17.9 million at March 31, 2008 and December 31, 2007, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs. With respect to both 2008 and 2007, there are no accrued marketing costs.

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

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2008 review, the Company now expects to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. At March 31, 2008, we had capitalized costs of $10.6 million, and expect to pay approximately $285,000 per quarter through June 2009. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. During the period from January 2006 through September 2006, a key intermediate used in the manufacture of another product was produced using these facilities that resulted in a credit to the collaboration. The Company’s share of this credit was approximately $632,000. During the period from July 2004 through June 2005, and from October 2007 through December 2007, we received a similar credit of which our share was approximately $900,000 and $191,000 respectively. These payments have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalties of $2.8 million and $3.9 million were recognized as revenue during the three months ended March 31, 2008 and 2007, respectively.

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

The Research Agreement

Research, or the process of identifying clinical candidates, is generally distinct from the advanced testing of these compounds, a process referred to herein as development (see discussion above “Development Expenses”). In the Company’s collaboration with Roche, the identification of compounds that may become clinical candidates had been governed by a separate research agreement and the work by the parties was performed according to an agreed upon research plan. In 2001, the Company entered into a research agreement (the “Research Agreement”) with Roche to discover, develop and commercialize novel generations of HIV fusion inhibitor peptides. In September 2006, we announced that our Research Agreement with Roche to co-develop a novel next generation fusion inhibitor (“NGFI”) was extended through December 31, 2008. The development work covered under the Research Agreement had focused on two distinct peptide classes, exemplified by TRI-999 and TRI-1144, as NGFI candidates. Based on the results of certain preclinical studies, TRI-1144 met the criteria established by Trimeris and Roche for further development and was being advanced as the lead preclinical NGFI candidate. TRI-999 did not satisfy these criteria and will not be further developed. In addition, the Company has the option to participate in the co-development and commercialization of certain Roche-developed fusion inhibitor peptides. In order to exercise its option, the Company must pay Roche a one-time, lump sum payment of $4.5 million per candidate.

In March 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue recognition for those milestones being amortized over the length of the research and development period of the NGFI peptides because the period of our joint development had ended. The acceleration of these milestones resulted in $8.7 million of additional milestone revenue during the first quarter of 2007. Under this agreement, the Company has maintained the option to participate in the co-development and commercialization of certain Roche-developed fusion inhibitor peptides, as described in the preceding paragraph.

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

The table below presents the Company’s other comprehensive income for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Net income	$2,328	$8,151
Reclassification of realized loss on securities available-for-sale	206	—

Unrealized gain on securities available-for-sale	9	6

Unrecognized prior service costs and actuarial gains for post-retirement plan	—	55

Other comprehensive income	$2,543	$8,212

6. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities, which consist of corporate bonds, Euro-dollar bonds, certificates of deposit, auction rate securities and federal agency notes, are classified as available-for-sale, and are reported at fair value based on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one year.

Investment securities include an investment of approximately $10.2 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At March 31 2008, the Fund’s NAV was $0.9701 per share. For the quarter ended March 31, 2008, we recorded a loss in the amount of $738,000. If the current credit environment continues to deteriorate, our investments in money market funds could become impaired and our investment in the Columbia Strategic Cash Portfolio could suffer losses, which would adversely impact our financial results.

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. There was no impact upon the adoption of SFAS No. 157 to the financial statements. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities and, U.S. Treasury securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on quoted prices in less active markets, or alternative pricing sources with reasonable levels of price transparency include the Bank of America Corporation’s Columbia Strategic Cash Portfolio.

The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under SFAS No. 157 subject to the disclosure requirements of SFAS No. 157 as of March 31, 2008 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)*	Un- observable Inputs (Level 3)
Money market funds	$37,922	$27,694	$10,228	$—
Corporate and euro dollar bonds	12,098	12,098	—	—
Commercial paper	15,991	15,991	—	—
Certificates of deposit	2,743	2,743	—	—
Asset-backed securities	11,222	11,222	—	—

Total investments, available for sale	$79,976	$69,748	$10,228	—

*	represents our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio, which is discussed in more detail above.

Assets measured at fair value on a recurring basis were presented in the balance sheet as of March 31, 2008 as follows (in thousands:

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- observable Inputs (Level 3)
Cash and cash equivalents	$37,507	$37,507	$—	$—
Short-term investments in marketable securities	27,742	18,537	9,205	—
Long-term investments in marketable securities	14,727	13,704	1,023	—

Total assets	$79,976	$69,748	$10,228	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

7. INCOME TAXES

Based on a preliminary analysis of changes in our common stock ownership, the Company believes that the threshold for an “ownership change” under Section 382 of the Internal Revenue Code has been surpassed. If an ownership change has occurred, this would limit our utilization of net operating losses generated prior to such ownership change. The financial statements included for the first quarter of 2008 have been prepared based on the assumption that an ownership change occurred during the first quarter of 2008.

Income tax expense has been accrued for the three months ended March 31, 2008 and 2007 in the amount of $257,000 and $122,000, respectively. For 2008, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 10%.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN No. 48 as of January 1, 2007 with no material impact on its financial statements.

8. COMMITMENTS AND CONTINGENCIES

Under the Development and License Agreement, Trimeris and Roche are obligated to share equally the future development expenses for FUZEON for the United States and Canada.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has accrued $126,000 as of March 31, 2008.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008 the Company received formal service of the complaint in this case. Roche and the Company are currently reviewing the complaint and are preparing a response.

10. REDUCTION IN WORKFORCE

During November 2006, the Company announced a shift in strategic emphasis and reorganization to focus on FUZEON profitability and research and early stage development. With this shift in strategic emphasis, the Company reduced its workforce by approximately 25% and recognized expense of $3.2 million for severance and other costs in the fourth quarter of 2006.

During March 2007, as a continued part of the shift in strategic emphasis, the Company reduced its workforce by approximately 25% and recognized expense of $4.3 million for severance and other costs in the first quarter of 2007. Of this $4.3 million, $870,000 was related to the acceleration of vesting of restricted stock and is excluded from the table below.

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

Following is a summary of activity related to the 2006 and 2007 restructuring accruals (in thousands):

	Severance and Benefits 2006	Severance and Benefits 2007	Total
2006 severance charge	$3,161	$—	$3,161
Payments	(64)	—	(64)

Balance at December 31, 2006	3,097	—	3,097
2007 severance charge	—	3,344	3,344
Adjustments	130	—	130
Payments	(1,061)	—	(1,061)

Balance at March 31, 2007	$2,166	$3,344	$5,510

2007 severance charge		$77	$77
Adjustments	(66)	—	(66)
Payments	(440)	(543)	(983)

Balance at June 30, 2007	$1,660	$2,878	$4,538

Adjustments	2	(92)	(90)
Payments	(676)	(246)	(922)

Balance at September 30, 2007	$986	$2,540	$3,526

2007 severance charge		$1,688	$1,688
Adjustments	(35)	(9)	(44)
Payments	(384)	(667)	(1,051)

Balance at December 31, 2007	$567	$3,552	$4,119

Adjustments	(6)	(55)	(61)
Payments	(152)	(1,196)	(1,348)

Balance at March 31, 2008	$409	$2,301	$2,710

11. SUBSEQUENT EVENTS

On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. The aggregate dividend payment will total approximately $33 million based on the number of shares of common stock currently outstanding. The dividend will be paid on June 6, 2008.

Also on May 8, 2008, the Board of Directors authorized a share repurchase program to purchase up to $17.0 million of Trimeris common stock from time to time on the open market, in block trades or otherwise.

The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes.

Both the special cash dividend and any repurchases under the stock repurchase program will be funded using Trimeris working capital. As of March 31, 2008, Trimeris had cash, cash equivalents and investment securities available-for-sale of approximately $80.0 million and approximately 22.2 million shares of common stock outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Trimeris is a biopharmaceutical company primarily engaged in the commercialization of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our compound under research offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

For the first quarter of 2008, the Company recorded net income of $2.3 million, or $0.10 per share, compared to $8.2 million, or $0.37 per share, in the first quarter of 2007. This decrease was primarily driven by decreased revenue offset, in part, by decreased operating expenses.

2008 will continue to be a year of transition for Trimeris:

•

Special Cash Dividend and Stock Repurchase Program—On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. The aggregate dividend payment will total approximately $33 million based on the number of shares of common stock currently outstanding. The dividend will be paid on June 6, 2008. Also on May 2, 2008, the Board of Directors authorized a share repurchase program to purchase up to $17.0 million of Trimeris common stock from time to time on the open market, in block trades or otherwise. The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes. Both the special cash dividend and any repurchases under the stock repurchase program will be funded using Trimeris working capital. As of March 31, 2008, Trimeris had cash, cash equivalents and investment securities available-for-sale of approximately $80.0 million and approximately 22.2 million shares of common stock outstanding.

•

Competition – Fuzeon sales have been significantly impacted by the recent market introduction of three new oral HIV agents. We believe it is too early to determine the future sales trend after this initial negative impact.

•

Cost of Goods Sold –at present, we remain in active discussions related to the calculation of cost of goods sold for 2008 and, as such, cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although discussions are on-going, we cannot be certain when a final resolution will be reached. We will remain actively involved with Roche to optimize our cost of manufacturing.

•

Novartis Litigation – we, along with our partner Roche, are working with outside counsel to come to the most expedient and satisfactory resolution of the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues

The table below presents our revenue sources for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2008	2007
Milestone revenue	$66	$9,208	$(9,142)
Royalty revenue	2,840	3,862	(1,022)
Collaboration income	2,682	4,368	(1,686)

Total revenue and collaboration income	$5,588	$17,438	$(11,850)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved and unrecognized milestones from Roche as of March 31, 2008. We are recognizing these milestones on a straight-line basis over the estimated commercial period of FUZEON.

	Milestone Total	Date Achieved	Total Revenue Recognized Through March 31, 2008	Revenue for the Three Months Ended March 31, 2008	End of Recognition Period
			(in thousands)
	2,500	June 2003	1,172	50	November 2014	*
	750	June 2004	310	16	November 2014	*

Total	$3,250		$1,482	$66

*	During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through this date. The original expiration of the associated patents was June 2013.

Milestone revenue decreased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, as a result of the acceleration of all revenue recognition for certain past milestone payments received from Roche into the first quarter of 2007. On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement. Under this agreement, all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue recognition for past milestone payments received from Roche into the first quarter of 2007 because our period of joint development ended. These milestone payments were previously being amortized over the length of the joint research and development period of the next generation fusion inhibitor peptides or through December 2012.

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 as a result of net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the three months ended March 31, 2008 and 2007, were $25.7 and $35.0 million, respectively.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada which will continue until the last patent covering FUZEON, licensed to Roche, in North America expires. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003.

	Three Months Ended March 31,
(in thousands)	2008	2007	Change
Gross FUZEON sales by Roche	$20,710	$34,976	$(14,266)
Less sales adjustments	(3,712)	(5,645)	1,933
Sales adjustments as a % of Gross Sales	18%	16%

Net sales	16,998	29,331	(12,333)
Cost of goods sold	(6,214)	(9,944)	3,730
Cost of goods sold as a % of Net Sales	37%	34%

Gross profit	10,784	19,387	(8,603)
Gross profit as a % of Net Sales	63%	66%
Selling and marketing expenses	(6,194)	(9,204)	3,010
Other costs	(655)	(946)	291

Total shared profit	3,935	9,237	(5,302)

Trimeris share *	2,847	4,618	(1,771)
Costs exclusive to Trimeris	(165)	(250)	85

Net income from collaboration	$2,682	$4,368	$(1,686)

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the first quarter of 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008 our share of the collaboration profit may continue to be greater than that of Roche’s.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2008 and 2007:

.

Kits Shipped	2008	2007
Q1	9,600	17,900
Q2	—	19,200
Q3	—	17,600
Q4	—	17,500

Total	9,600	72,200

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. There were no material revisions to Roche’s recorded estimates related to total sales adjustments. It is our expectation that for the foreseeable future sales adjustments will be in the range of 15% to 16.5% of gross sales.

Cost of goods sold: Previously, we disclosed that we expected an increase to our cost of goods sold as a percentage of net sales. Recently, the Company has entered into discussions with Roche related to the models used to calculate cost of goods sold. At present, the Company remains in active discussions with Roche related to the cost of goods sold for 2008 and as such cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although active discussions are on-going, we cannot be certain when a final resolution will be reached.

Selling and marketing expenses: We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the first quarter of 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008 our share of the collaboration profit may continue to be greater than that of Roche’s.

Other costs: Other costs for the three months ended March 31, 2008 and 2007 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2008	2007
Total research and development expenses	$1,719	$3,097	$(1,378)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche; and

•

Research expenses for the preclinical development of the NGFIs, which we shared equally with Roche through March 13, 2007, the date of the signing of the agreement with Roche whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to the Company. After March 13, 2007, these expenses became the sole responsibility of the Company.

Total research and development expenses: Total research and development expenses decreased for the three months ended March 31, 2008 to the three months ended March 31, 2007 primarily as a result of the following:

•	Decreased severance costs related to the reduction in workforce during the first quarter of 2007;

•	Decreased employee costs as a result of reduced headcount;

•	Decreased expenses related to our employee share-based compensation; and

•	Decreased costs associated with ongoing clinical trials for FUZEON and T-1249.

We expect total research and development expenses, including payments to Roche for 2008 FUZEON development costs, to be less than those incurred in 2007 as a result of our 2008 strategic plan which eliminates all research and development personnel at Trimeris after June 30, 2008. After June 30, 2008 we believe that research and development expenses will be primarily related to the ongoing post marketing commitments with the FDA.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2008	2007
Total general and administrative expenses	$1,692	$6,539	$(4,847)

Total general and administrative expenses: Total general and administrative expenses decreased during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily as a result the following:

•	Decreased severance costs related to the reduction in workforce during the first quarter of 2007;

•	Decreased employee costs as a result of reduced headcount; and

•	Decreased expenses related to our employee share-based compensation.

We expect other general and administrative expenses to decrease in 2008, when compared to 2007, as a result of our 2008 strategic plan which eliminates most general and administrative personnel at Trimeris after June 30, 2008.

Gain on Disposal of Equipment

Gain on disposal of equipment increased for the three months ended March 31, 2008 primarily due to the sales of our research and development equipment. With our 2008 strategic plan we expect to eliminate all research and development personnel at Trimeris after June 30, 2008. As a result the Company is actively selling all of its research and development equipment.

Other Income (Expense): The table below presents our other income (expense) for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2008	2007
Interest income	$822	$670	$152
Loss on investments	(738)	—	(738)
Interest expense	(94)	(201)	107

Total other (expense) income, net	$(10)	$469	$(479)

Interest income increased for the three months ended March 31, 2008 primarily due to interest earned on higher cash balances.

Loss on investments increased for the three months ended March 31, 2008 as a result of our investment in money market funds and in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At March 31, 2008, the Fund’s NAV was $0.9701 per share. As a result we have recorded a loss for the three months ended March 31, 2008 in the amount of $738,000.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount. During the first quarter of 2008, the Company revised the estimated date that payments will begin from 2014 to 2017. As a result, we will accrete the marketing debt over a longer period of time resulting in lower interest expense in any particular period.

Income Tax Provision

Based on a preliminary analysis of changes in our common stock ownership, the Company believes that the threshold for an “ownership change” under Section 382 of the Internal Revenue Code has been surpassed. If an ownership change has occurred this would limit our utilization of net operating losses generated prior to such ownership change. The financial statements included for the first quarter of 2008 have been prepared based on the assumption that an ownership change occurred during the first quarter of 2008.

Income tax expense has been accrued for the three months ended March 31, 2008 and 2007 in the amount of $257,000 and $122,000, respectively. For 2008, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 10%.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

	Three Months Ended March 31,
(in thousands)	2008	2007
Net cash provided by operating activities	$9,412	$6,254
Net cash used by investing activities	(4,607)	(6,768)
Net cash provided by financing activities	—	84

Net increase (decrease) in cash and cash equivalents	4,805	(430)
Cash and cash equivalents, beginning of period	32,702	30,052

Cash and cash equivalents, end of period	$37,507	$29,622

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the three months ended March 31, 2008, cash provided by operating activities resulted from net income primarily due to increased payments from Roche for the collaboration activities. We use our cash primarily to fund research and development relating to FUZEON and TRI-1144 and costs for the commercialization of FUZEON.

During the remainder of 2008, cash provided by operating activities will depend on several factors primarily the sales, cost of sales and commercialization expenses related to the sale of FUZEON (profitability of the collaboration with Roche), expenses related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc., expenses related to the Phase I clinical trial for TRI-1144, which we are expecting to complete by the end of the third quarter of 2008, and post marketing commitments for FUZEON (development expenses.)

Investing Activities. The amount used by investing activities for the three months ended March 31, 2008 and 2007 primarily resulted from the net purchases of investment securities available-for-sale, the purchase of property and equipment and patent costs. The purchase and maturity of investment securities available-for-sale was due to the normal maturity and repurchase of investments.

During the remainder of 2008, cash used by investing activities will depend primarily on the net purchases/maturities of investments. We do not expect to purchase any property and equipment in 2008. We expect patent costs in 2008 to approximate the spending in 2007.

Financing Activities. The amount provided by financing activities for the three months ended March 31, 2007 resulted from the exercise of stock options.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sales. As of March 31, 2008, we had $80.0 million in cash and cash equivalents and investment securities available-for-sale, compared to $69.6 million as of December 31, 2007.

Future Capital Requirements. On December 10, 2007, Trimeris announced its strategic plan for 2008 that is designed to maximize cash flows from FUZEON while also advancing TRI-1144 to a value-creating milestone. Trimeris has filed an Investigational New Drug application (“IND”) with the FDA for TRI-1144, the Company’s next-generation fusion inhibitor, and initiated a single ascending dose (SAD) Phase I clinical trial for TRI-1144 in March 2008. In connection with the 2008 plan, Trimeris has implemented a program to reduce the Company’s workforce. After June 30, 2008 , the Company expects that it will no longer staff any research or development functions. As a result of this plan, excluding any extraordinary items, based on expected sales levels of FUZEON, expenses related to the sale of FUZEON, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, and litigation expenses, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund a significant portion of our operating expenses for the foreseeable future.

On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. The aggregate dividend payment will total approximately $33 million based on the number of shares of common stock currently outstanding. The dividend will be paid on June 6, 2008. Also on May 8, 2008, the Board of Directors authorized a share repurchase program to purchase up to $17.0 million of Trimeris common stock from time to time on the open market, in block trades or otherwise. The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes. Both the special cash dividend and any repurchases under the stock repurchase program will be funded using Trimeris working capital. As of March 31, 2008, Trimeris had cash, cash equivalents and investment securities available-for-sale of approximately $80.0 million and approximately 22.2 million shares of common stock outstanding.

Depending on FUZEON sales, the level of expenses and other factors, we may not be able to generate sufficient positive cash flows to fund our operations in the foreseeable future. We expect to use funds in the future primarily for the following purposes:

•	payment of the special cash dividend and purchases under our share repurchase program approved by the Board of Directors on May 8, 2008;

•	expenditures for commercialization activities related to FUZEON;

•	expenditures related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc;

•	expenditures related to the Phase I clinical trial for TRI-1144, which we are expecting to complete by the end of the third quarter of 2008, and

•	expenditures related to post marketing commitments for FUZEON (development expenses)

Contractual Obligations. The following table summarizes our material contractual commitments at March 31, 2008 for the remainder of 2008 and subsequent years (in thousands):

Contractual Obligation****	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases*	$1,154	$1,569	$1,600	$1,632	$1,665	$3,575	$11,195
Other contractual obligations**	855	570	—	—	—	—	1,425
Reduction in workforce***	2,504	206	—	—	—	—	2,710
Other long-term liabilities reflected on the Balance Sheet ****	—	—	—	—	—	22,204	22,204

Total	$4,513	$2,345	$1,600	$1,632	$1,665	$25,779	$37,534

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At March 31, 2008, we have capitalized costs of $10.6 million, and expect to pay approximately $285,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	During 2006 and 2007 the Company reduced its workforce and accrued an amount related to severance and other costs.
****	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the first quarter of 2008, we revised our estimate of the date that payments will begin from 2014 to 2017.

During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the three months ended March 31, 2008, we increased this liability by $94,000. The total liability of $18.0 million at March 31, 2008 is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement, that requires the Company to make payments based on a contracted term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases for our properties.

Accounting and Other Matters

In November 2007, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force approved Issue No. 07-1 “Accounting for Collaborative Arrangements” The objective of this Issue is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of this issue on our financial statements.

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

Net Operating Loss Carryforwards

As of December 31, 2007, we had a net operating loss carryforward for federal tax purposes of approximately $310.6 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and other deferred tax assets, net of deferred tax liabilities, and therefore recognized no tax benefit.

Based on a preliminary analysis of changes in our common stock ownership, the Company believes that the threshold for an “ownership change” under Section 382 of the Internal Revenue Code has been surpassed. If an ownership change has occurred, this would limit our utilization of net operating losses generated prior to such ownership change. The financial statements included for the first quarter of 2008 have been prepared based on the assumption that an ownership change occurred during the first quarter of 2008.

Critical Accounting Policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008. As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 except as follows:

Accrued Marketing Costs

Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the first quarter of 2008, we revised our estimate of the date that payments will begin from 2014 to 2017.

Advanced Payment – Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At March 31, 2008, we have capitalized costs of $10.6 million, and expect to pay approximately $285,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and any attachments may contain forward-looking information about the Company’s financial results and business prospects that involve substantial risks and uncertainties. These statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. Among the factors that could cause actual results to differ materially are the following: there is uncertainty regarding the success of research and development activities, regulatory authorizations and product commercializations; we are dependent on third parties for the sale, marketing and distribution of our drug candidates; the market for HIV therapeutics is very competitive with regular new product entries that could affect the sale of our products; the results of our previous clinical trials are not necessarily indicative of future clinical trials; and our drug candidates are based upon novel technology, are difficult and expensive to manufacture and may cause unexpected side effects. For a detailed description of these factors, see Trimeris’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 and its subsequent periodic reports filed with the SEC.

Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See “Risk Factors,” in Part II -Item 1A in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Footnote 6 in Notes to Financial Statements “Investment Securities Available for Sale” presents the fair value of our investment portfolio at March 31, 2008. Fair value is based on actively quoted market prices and other observable inputs. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments mature in twelve months or less, and have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

Our exposure to credit risk relates to our investment in money market funds and in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At March 31, 2008, the Fund’s NAV was $0.9701 per share. For the quarter ended March 31, 2008, we recorded a loss in the amount of $738,000. If the current credit environment continues to deteriorate, our investments in money market funds could become impaired and our investment in the Columbia Strategic Cash Portfolio could suffer losses, which would adversely impact our financial results.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7th, 2008, the Company received formal service of the complaint in this case. Roche and the Company are currently reviewing the complaint and are preparing a response.

Item 1A.	Risk Factors

Other than as discussed below, there have been no material changes in our risk factors. Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks that should be considered in evaluating our Company and our business:

•

that we face intense competition in our efforts to increase sales of FUZEON and to develop TRI-1144 as a commercially successful drug. If we are unable to compete successfully, our business will suffer.

•	that if FUZEON does not maintain or increase its market acceptance, our business will be materially harmed.

•

that we do not control the manufacturing and production schedule at Roche’s Boulder facility where FUZEON is manufactured and we cannot ensure that significant costs associated with scheduling decisions will not be incurred.

•

that we have been named as defendants in a lawsuit in which Novartis Vaccines and Diagnostics, Inc. has alleged infringement of a patent in connection with the manufacture and sale of FUZEON. If we cannot resolve this lawsuit on favorable terms and at a reasonable expense, our business may be materially harmed.

•	that we may not be able to maintain profitability.

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

•	that we are dependent on the successful outcome of clinical trials for our Next Generation Fusion Inhibitor drug candidate, TRI-1144.

•	that in order to move forward with the development and commercialization of TRI-1144 we would likely need to partner with a company that has the requisite expertise and capabilities related to the sale, marketing and distribution of drugs.

•	that obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to maintain profitability.

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

•	that the intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates.

•	that uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

•	that if an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation.

•	that if the testing or use of Fuzeon or our other drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

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

•	that any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility or the transfer of particular rights to technologies or drug candidates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	On May 8, 2008, the Board of Directors authorized a share repurchase program to purchase up to $17.0 million of Trimeris common stock from time to time on the open market, in block trades or otherwise.

The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes.

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

Trimeris, Inc.
(Registrant)

May 12, 2008	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

May 12, 2008	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer.