Form 10-Q
period 2008-06-30
TRIMERIS INC
filed 2008-08-08
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23155

TRIMERIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1808663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2530 Meridian Parkway, 2nd Floor

Durham, North Carolina 27713

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (919) 806-4682

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2008 was 22,222,122.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company or a non-accelerated filer. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

(do not check if a smaller reporting company)

TRIMERIS, INC.

FORM 10-Q

June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$21,703	$32,702
Investment securities available-for-sale	14,091	27,938
Accounts receivable - Roche	2,514	12,240
Other receivables	134	60
Prepaid expenses	337	679

Total current assets	38,779	73,619

Property, furniture and equipment, net	—	1,644
Long-term investment securities available-for-sale	13,949	8,952

Other assets:
Patent costs, net	2,845	2,724
Advanced payment - Roche	6,858	6,812
Deposits and other assets	351	370

Total other assets	10,054	9,906

Total assets	$62,782	$94,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$666	$917
Accrued compensation	2,411	4,804
Deferred revenue – Roche	265	265
Accrued expenses	1,909	453

Total current liabilities	5,251	6,439

Deferred revenue - Roche	1,437	1,569
Accrued marketing costs	18,112	17,923
Accrued compensation-long-term	153	150
Other liabilities	—	718

Total liabilities	24,953	26,799

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,272 and 22,272 shares issued and outstanding	22	22
Additional paid-in capital	378,401	410,937
Accumulated deficit	(340,743)	(343,661)
Accumulated other comprehensive income	149	24

Total stockholders’ equity	37,829	67,322

Total liabilities and stockholders’ equity	$62,782	$94,121

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Milestone revenue	$66	$83	$132	$9,291
Royalty revenue	2,450	3,219	5,290	7,081
Collaboration income	2,227	5,806	4,909	10,174

Total revenue and collaboration income	4,743	9,108	10,331	26,546

Operating expenses:
Research and development	1,348	2,959	3,067	6,056
General and administrative	2,567	1,937	4,259	8,476
Loss/(gain) on disposal of equipment	924	(5)	506	(7)

Total operating expenses	4,839	4,891	7,832	14,525

Operating (loss) income	(96)	4,217	2,499	12,021

Other income (expense):
Interest income	537	727	1,359	1,397
Gain/(loss) on investments	50	—	(688)	—
Interest expense	(95)	(203)	(189)	(404)

Total other income	492	524	482	993

Income before taxes	396	4,741	2,981	13,014
Income tax (benefit) provision	(194)	66	63	188

Net income	$590	$4,675	$2,918	$12,826

Basic net income per share	$0.03	$0.21	$0.13	$0.58

Diluted net income per share	$0.03	$0.21	$0.13	$0.58

Weighted average shares used in basic per share computations	22,186	22,043	22,177	22,036

Weighted average shares used in diluted per share computations	22,271	22,184	22,262	22,096

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,918	$12,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	135	443
Postretirement benefits	—	55
Net loss/(gain) on disposal of equipment	506	(7)
Patent/license amortization	96	88
Patent costs expensed	66	12
Amortization of deferred revenue – Roche	(132)	(9,291)
Stock compensation expense	797	2,015
Accrued marketing costs	189	404
Decrease (increase) in assets:
Accounts receivable - Roche	9,726	4,588
Other receivables	(48)	(112)
Prepaid expenses	342	530
Advanced payment - Roche	(46)	(871)
Deposits and other assets	6	376
Increase (decrease) in liabilities:
Accounts payable	(251)	(351)
Accrued compensation	(2,390)	903
Accrued expenses	1,456	(982)
Other liabilities	(718)	4

Net cash provided by operating activities	12,652	10,630

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(33,586)	(23,448)
Maturities of investment securities available-for-sale	42,561	19,175
Purchases of property and equipment	—	(256)
Proceeds from the sale of equipment	977	8
Patent costs	(270)	(256)

Net cash provided (used) by investing activities	9,682	(4,777)

Cash flows from financing activities:
Dividends paid	(33,333)	—
Proceeds from employee stock purchase plan exercise	—	48
Proceeds from exercise of stock options	—	84

Net cash (used) provided by financing activities	(33,333)	132

Net (decrease) increase in cash and cash equivalents	(10,999)	5,985
Cash and cash equivalents, beginning of period	32,702	30,052

Cash and cash equivalents, end of period	$21,703	$36,037

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (“Trimeris” or the “Company”) is a biopharmaceutical company primarily engaged in the commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our compound under research offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three and six months ended June 30, 2008 and 2007. The Development and License Agreement also provides substantially all of the Company’s collaboration and milestone revenue. Substantially all of the accounts receivable at June 30, 2008 and December 31, 2007, are comprised of receivables from Roche owing under the Development and License Agreement.

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2007 financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 17, 2008.

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

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised), “Share-Based Payment”. The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Numerator:
Net income	$590	$4,675	$2,918	$12,826
Denominator:
Weighted average common shares	22,186	22,043	22,177	22,036

Denominator for basic calculation	22,186	22,043	22,177	22,036
Weighted average effect of dilutive securities:
Employee stock options	—	73	—	3
Employee stock purchase plan	—	2	—	1
Restricted stock	85	66	85	56

Denominator for diluted calculation	22,271	22,184	22,262	22,096

Net income per share:
Basic	$0.03	$0.21	$0.13	$0.58

Diluted	$0.03	$0.21	$0.13	$0.58

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and six months ended June 30, 2008, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2,700,000 and 2,700,000, respectively. Also excluded for the three and six months ended June 30, 2008 were 362,000 warrants to purchase common stock, due to their antidilutive effect. For the three and six months ended June 30, 2007, the number of anti-dilutive shares issuable upon exercise of options that were excluded amounted to approximately 2,867,000 and 2,812,000, respectively. Also excluded for the three and six months ended June 30, 2007 were 362,000 warrants to purchase common stock, due to their antidilutive effect.

At June 30, 2008, there were 2,700,000 options to purchase common stock, 85,000 shares of restricted stock/restricted stock units that vest in March 2009 and 362,000 warrants to purchase common stock outstanding. At June 30, 2007, there were 2,969,000 options to purchase common stock, 85,000 shares of restricted stock/restricted stock units that vest in March 2009 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007 approximately $189,000 and $404,000, respectively, was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represented the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the Development and License Agreement, as amended July 12, 2004. No cash was paid for interest during the six months ended June 30, 2008 and 2007.

4. ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into a Development and License Agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. The Development and License Agreement has been amended several times; most recently in March 2007, the agreement was amended to cover only the development and commercialization of FUZEON. The Development and License Agreement will effectively terminate upon the expiration of the last relevant patent covering FUZEON. Our present understanding is that this expiration date will occur in 2021.

The Development and License Agreement, as amended, grants Roche an exclusive, worldwide license for FUZEON. Under this agreement, a joint management committee consisting of members from Trimeris and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. In addition, the Development and License Agreement gives Roche significant control over important aspects of the commercialization of FUZEON, including but not limited to pricing, sales force activities and promotional activities. Under the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company.

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amended the terms of both the Development and License Agreement and the Research Agreement (defined below). This amendment provided that all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON, would now belong solely to Trimeris. The returned intellectual property covers both research and development stage molecules, including T-1249. Currently, there are no patients being treated with T-1249. Following the March 2007 amendment, Roche is responsible for only one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve month sales threshold for FUZEON in the United States and Canada.

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits from the sale of FUZEON in the United States and Canada equally with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $33.1 million and $62.2 million during the six months ended June 30, 2008 and 2007, respectively. Total net sales of FUZEON in the United States and Canada were $16.1 million and $32.9 million during the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $4.9 million and $10.2 million, respectively. During the three months ended June 30, 2008 and 2007, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $2.2 million and $5.8 million, respectively. Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the first quarter of 2008, the Company revised its estimate of the date that payments will begin from 2014 to 2017. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended June 30, 2008 and 2007, the Company increased the recorded liability by $95,000 and $203,000, respectively, for accretion of interest. For the six months ended June 30, 2008 and 2007, the Company increased the recorded liability by $189,000 and $404,000, respectively, for accretion of interest. The total liability of $18.1 million and $17.9 million at June 30, 2008 and December 31, 2007, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

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

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2008 review, the Company now expects to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. At June 30, 2008, we had capitalized costs of $10.9 million, and expect to pay approximately $285,000 per quarter through June 2009. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment – Roche.” This asset is amortized based on the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming all payments are made and sales of FUZEON continue, the Company estimates that this asset has a remaining useful life of approximately 13 years. The carrying value of this asset will be evaluated annually for impairment or if an event occurs that triggers impairment.

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. Through June 30, 2008, the Company’s share of this credit was approximately $1.8 million. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalties of $2.5 million and $3.2 million were recognized as revenue during the three months ended June 30, 2008 and 2007, respectively. Royalties of $5.3 million and $7.1 million were recognized as revenue during the six months ended June 30, 2008 and 2007, respectively.

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

The Research Agreement

Research, or the process of identifying clinical candidates, is generally distinct from the advanced testing of these compounds, a process referred to herein as development (see discussion above “Development Expenses”). In the Company’s collaboration with Roche, the identification of compounds that may become clinical candidates had been governed by a separate research agreement and the work by the parties was performed according to an agreed upon research plan. In 2001, the Company entered into a research agreement (the “Research Agreement”) with Roche to discover, develop and commercialize next generations of HIV fusion inhibitor peptides (“NGFI”). In addition, the Company has the option to participate in the co-development and commercialization of certain Roche-developed fusion inhibitor peptides. In order to exercise its option, the Company must pay Roche a one-time, lump sum payment of $4.5 million per candidate.

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

The table below presents the Company’s other comprehensive income for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007	Three Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income	$590	$4,675	$2,918	$12,826
Reclassification of realized loss on securities available-for-sale	—	—	206	—
Unrealized loss on securities available-for-sale	(91)	(14)	(81)	(8)
Unrecognized prior service costs and actuarial gains for post-retirement plan	—	(3)	—	49

Other comprehensive income	$499	$4,658	$3,043	$12,867

6. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities, which consist of corporate bonds, Euro-dollar bonds, certificates of deposit, and federal agency notes, are classified as available-for-sale, and are reported at fair value based on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

Investment securities include an investment of approximately $8.0 million at June 30, 2008 in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At June 30, 2008, the Fund’s NAV was $0.9705 per share. For the quarter ended June 30, 2008, we recorded a gain in the amount of $50,000. If the current credit environment continues to deteriorate, our investments in this money market fund could become impaired and our investment in the Columbia Strategic Cash Portfolio could suffer losses, which would adversely impact our financial results.

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. There was no impact to the financial statements upon the adoption of SFAS No. 157. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities and U.S. Treasury securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on quoted prices in less active markets, or alternative pricing sources with reasonable levels of price transparency, include the Bank of America Corporation’s Columbia Strategic Cash Portfolio.

The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under SFAS No. 157 subject to the disclosure requirements of SFAS No. 157 as of June 30, 2008 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)*	Unobservable Inputs (Level 3)
Money market funds	$29,745	$21,703	$8,042	$—
Corporate and euro dollar bonds	12,590	12,590	—	—
Commercial paper	6,307	6,307	—	—
Certificates of deposit	653	653	—	—
Asset-backed securities	448	448	—	—

Total investments, available for sale	$49,743	$41,701	$8,042	—

*	represents our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio, which is discussed in more detail above.

Assets measured at fair value on a recurring basis were presented in the balance sheet as of June 30, 2008 as follows (in thousand

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash and cash equivalents	$21,703	$21,703	$—	$—
Short-term investments in marketable securities	14,091	7,847	6,244	—
Long-term investments in marketable securities	13,949	12,151	1,798	—

Total assets	$49,743	$41,701	$8,042	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

7. INCOME TAXES

The financial statements for the first quarter of 2008 were prepared based on the assumption that an “ownership change” occurred under Section 382 of the Internal Revenue Code during the first quarter of 2008. This assumption was based on the best available information at that time. A subsequent analysis utilizing new information indicates that such an “ownership change” has not occurred and accordingly, a portion of the tax provision recorded in the first quarter was reversed in the second quarter. As a result, the Company believes that the utilization of its net operating losses is not limited at this time.

Income tax expense has been accrued for the six months ended June 30, 2008 and 2007 in the amount of $63,000 and $188,000, respectively. For 2008, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 2.1%.

8. COMMITMENTS AND CONTINGENCIES

Under the Development and License Agreement, Trimeris and Roche are obligated to share equally the future development expenses for FUZEON for the United States and Canada.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has paid $126,000 as of June 30, 2008. During the second quarter of 2008, the Company relocated its corporate offices and shut down its existing facility. As a result, the Company recorded a liability and associated expense of $939,000 for future lease commitments.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008 the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. No trial date has been scheduled and the outcome of this matter cannot be determined at this time.

9. REDUCTION IN WORKFORCE

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

During December 2007, the Company implemented a reduction in force in connection with a 2008 strategic plan to maximize cash flows from FUZEON, while also advancing TRI-1144 to a value creating milestone. In connection with the strategic plan and as a result of the reduction in force, the Company expects that it will no longer staff any research and development functions. The Company recognized expense of $1.7 million for severance and other costs during the fourth quarter of 2007 related to this 2008 strategic plan.

Following is a summary of activity related to the 2006 and 2007 restructuring accruals (in thousands):

	Severance and Benefits 2006	Severance and Benefits 2007	Total
2006 severance charge	$3,161	$—	$3,161
Payments	(64)	—	(64)

Balance at December 31, 2006	3,097	—	3,097
2007 severance charge	—	3,344	3,344
Adjustments	130	—	130
Payments	(1,061)	—	(1,061)

Balance at March 31, 2007	$2,166	$3,344	$5,510

2007 severance charge		$77	$77
Adjustments	(66)	—	(66)
Payments	(440)	(543)	(983)

Balance at June 30, 2007	$1,660	$2,878	$4,538

Adjustments	2	(92)	(90)
Payments	(676)	(246)	(922)

Balance at September 30, 2007	$986	$2,540	$3,526

2007 severance charge		$1,688	$1,688
Adjustments	(35)	(9)	(44)
Payments	(384)	(667)	(1,051)

Balance at December 31, 2007	$567	$3,552	$4,119

Adjustments	(6)	(55)	(61)
Payments	(152)	(1,196)	(1,348)

Balance at March 31, 2008	$409	$2,301	$2,710

Adjustments	2	36	38
Payments	(123)	(538)	(661)

Balance at June 30, 2008	$288	$1,799	$2,087

10. SUBSEQUENT EVENTS

On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. On August 6, 2008, the Board of Directors approved a downward adjustment to the exercise price of all stock options existing prior to May 22, 2008 of $1.14. The Company is in the process of evaluating the impact of this adjustment to the financial statements.

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

For the second quarter of 2008, the Company recorded net income of $0.6 million, or $0.03 per share, compared to $4.7 million, or $0.21 per share, in the second quarter of 2007. This decrease was primarily driven by decreased revenue. Continuing with the ongoing effort to reduce cash operating expenses, in the second quarter of 2008, the Company relocated its corporate offices and shut down its existing facility. As a result, the Company recorded a liability and associated expense of $939,000 for future lease commitments within general and administrative expenses. In addition, the Company wrote off all property, furniture and equipment in the amount of $989,000 (79% of this write off was comprised of leasehold improvements.)

2008 will continue to be a year of transition for Trimeris:

•

Special Cash Dividend – On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. The dividend payment totaled approximately $33.3 million and was paid on June 6, 2008.

•

Stock Repurchase Program – Also on May 2, 2008, the Board of Directors authorized a share repurchase program to purchase up to $17.0 million of Trimeris common stock from time to time on the open market, in block trades or otherwise. The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes. Both the special cash dividend and any repurchases under the stock repurchase program will be funded using Trimeris working capital. As of June 30, 2008, the Company has not repurchased any outstanding shares of common stock.

•

Competition – FUZEON sales have been significantly impacted by the recent market introduction of three new oral HIV agents. We believe it is too early to determine the future sales trend after this initial negative impact.

•

Cost of Goods Sold – At present, we remain in active discussions related to the calculation of cost of goods sold for 2008 and, as such, cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same. Although discussions are on-going, we cannot be certain when a final resolution will be reached. We will remain actively involved with Roche to optimize our cost of manufacturing.

•

Novartis Litigation – We, along with our partner Roche, are working with outside counsel to come to the most expedient and satisfactory resolution of the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

For a comparison of the six months ended June 30, 2008 and 2007, see “Results of Operations – Comparison of Six Months Ended June 30, 2008 and 2007.”

Recent announcements

In August 2008, the Company announced preliminary results from study TRI-1144-101, a Phase 1 study of the next-generation HIV fusion inhibitor, TRI-1144. Conducted in 24 healthy subjects, study TRI 1144-101 was a placebo-controlled, double-blind, single-dose trial that explored the safety, tolerability and pharmacokinetics of four doses of TRI-1144. A total of 18 subjects received TRI-1144, ranging from 25 mg to 250 mg while 6 subjects received placebo. Pharmacokinetic analyses showed that the plasma half-life ranged from 13 to 20 hours depending on the dose administered, with a time to maximal exposure ranging from 10 to 13 hours.

There were no serious adverse events observed during the trial. Eight subjects experienced a total of 13 adverse events. Of these eight subjects, five were in the TRI-1144 group (5/18 or 28%) while three subjects were in the placebo group (3/6 or 50%). With respect to the events observed in the TRI-1144 group, five were considered mild (5/6 or 83%) and one was moderate (1/6 or 17%) (backache; unrelated). With respect to adverse events observed in the placebo group, five events were considered mild (5/7 or 71%) and two were moderate in intensity (2/7 or 29%). No serious injection-site reactions (ISRs) were observed. Two out of 6 (33%) and

15/18 (83%) of subjects receiving placebo or TRI-1144, respectively, experienced mild or moderate ISRs. No ISRs were experienced in the TRI-1144 25 mg group. Erythema and pain/discomfort were the most frequent signs/symptoms observed and most ISRs resolved by 96 hours. No ISRs were experienced in the 25 mg group. Full data from the trial will be presented at an upcoming medical conference.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended June 30, 2008 and 2007

Revenues

The table below presents our revenue sources for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
Milestone revenue	$66	$83	$(17)
Royalty revenue	2,450	3,219	(769)
Collaboration income	2,227	5,806	(3,579)

Total revenue and collaboration income	$4,743	$9,108	$(4,365)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of June 30, 2008. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis over the estimated commercial period of FUZEON.

	Milestone Total	Date Achieved		Total Revenue Recognized Through June 30, 2008	Revenue for the Three Months Ended June 30, 2008	End of Recognition Period
	(in thousands)
	2,500	June	2003	1,222	50	November 2014 *
	750	June	2004	326	16	November 2014 *

Total	$3,250			$1,548	$66

*	During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014, as the patent term associated with these milestones was extended through this date. The original expiration of the associated patents was June 2013.

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the three months ended June 30, 2008 and 2007, were $22.2 million and $29.2 million, respectively.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003.

(in thousands)	Three Months Ended June 30,
	2008	2007	Change
Gross FUZEON sales by Roche	$19,555	$39,111	$(19,556)
Less sales adjustments	(3,476)	(6,234)	2,758
Sales adjustments as a % of Gross Sales	18%	16%

Net sales	16,079	32,877	(16,798)
Cost of goods sold	(6,006)	(10,681)	4,675
Cost of goods sold as a % of Net Sales	37%	32%

Gross profit	10,073	22,196	(12,123)
Gross profit as a % of Net Sales	63%	68%
Selling and marketing expenses	(6,390)	(9,082)	2,692
Other costs	(922)	(983)	61

Total shared profit	2,761	12,131	(9,370)

Trimeris share *	2,375	6,066	(3,691)
Costs exclusive to Trimeris	(148)	(260)	112

Net income from collaboration	$2,227	$5,806	$(3,579)

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the second quarter of 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008, our share of the collaboration profit may continue to be greater than that of Roche.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2008 and 2007.

Kits Shipped	2008	2007
Q1	9,600	17,900
Q2	9,000	19,200
Q3	—	17,600
Q4	—	17,500

Total	18,600	72,200

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. Based on discussions with Roche we have increased our expectation for sales adjustments from a range of 15% to 16.5% of gross sales to a range of 16% to 18% of gross sales.

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

Selling and marketing expenses: We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the second quarter of 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008, our share of the collaboration profit may continue to be greater than that of Roche.

Other costs: Other costs for the three months ended June 30, 2008 and 2007 include general and administrative costs and distribution charges. Other costs for the three months ended June 30, 2007 also include inventory write-offs. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
Total research and development expenses	$1,348	$2,959	$(1,611)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche; and

•	Research expenses related to the Phase I clinical trial for TRI-1144 our lead drug candidate.

Total research and development expenses: Total research and development expenses decreased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount;

•	Decreased expenses related to our employee share-based compensation; and

•	Decrease in supplies related to the reduction of research and development activities.

•	Offset, in part, by increased costs for the development of TRI-1144 as this compound entered a Phase I clinical trial in 2008.

We expect total research and development expenses, including payments to Roche for 2008 FUZEON development costs, to be less than those incurred in 2007, as a result of the 2008 strategic plan which eliminated all research and development personnel at Trimeris after June 30, 2008. After June 30, 2008, we believe that research and development expenses will be primarily related to the ongoing post marketing commitments with the FDA for FUZEON and the close out of our Phase I clinical trial for TRI-1144.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
Total general and administrative expenses	$2,567	$1,937	$630

Total general and administrative expenses: Total general and administrative expenses increased during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, as a result of relocation of the Company’s corporate offices and shutdown of its existing facility, which resulted in the recording of a liability and associated expense for future lease commitments in the amount of $939,000. This was offset, in part, by the following:

•	Decreased employee costs as a result of reduced headcount; and

•	Decreased expenses related to our employee share-based compensation.

We expect general and administrative expenses to decrease in 2008, when compared to 2007, as a result of the 2008 strategic plan which eliminated most general and administrative personnel at Trimeris after June 30, 2008.

Loss/(gain) on disposal of equipment: The table below presents the loss/(gain) on the disposal of equipment for the three months ended June 30, 2008 and 2007.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
Loss/(gain) on disposal of equipment	$924	$(5)	$929

The (loss)/gain on disposal of equipment primarily relates to the write off of all property, furniture and equipment in the amount of $989,000 (79% of this write off comprises leasehold improvements.)

Other Income (Expense): The table below presents our other income (expense) for the three months ended June 30, 2008 and 2007.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
Interest income	$537	$727	$(190)
Gain on investments	50	—	50
Interest expense	(95)	(203)	108

Total other income, net	$492	$524	$(32)

Interest income decreased for the three months ended June 30, 2008 primarily due to the interest rate environment and lower cash balances as a result of the special dividend paid on June 6, 2008.

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

Income Tax (Benefit) Provision

An income tax benefit has been recorded for the three months ended June 30, 2008 due to the Company’s changed analysis as to whether an “ownership change” under Section 382 of the Internal Revenue Code had been surpassed in the first quarter of 2008. The financial statements for the first quarter were prepared based on the assumption that an “ownership change” occurred during the first quarter of 2008. This assumption was based on the best available information at that time. A subsequent analysis utilizing new information indicates that such an “ownership change” has not occurred and accordingly, a portion of the tax provision recorded in the first quarter was reversed in the second quarter. As a result, the Company believes that the utilization of its net operating losses is not limited at this time.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues

The table below presents our revenue sources for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2008	2007
Milestone revenue	$132	$9,291	$(9,159)
Royalty revenue	5,290	7,081	(1,791)
Collaboration income	4,909	10,174	(5,265)

Total revenue and collaboration income	$10,331	$26,546	$(16,215)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of June 30, 2008. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis over the estimated commercial period of FUZEON.

	Milestone Total	Date Achieved		Total Revenue Recognized Through June 30, 2008	Revenue for the Six Months Ended June 30, 2008	End of Recognition Period
	(in thousands)
	2,500	June	2003	1,222	100	November 2014 *
	750	June	2004	326	32	November 2014 *

Total	$3,250			$1,548	$132

*	During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through this date. The original expiration of the associated patents was June 2013.

Milestone revenue decreased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, as a result of the acceleration of all revenue recognition for certain past milestone payments received from Roche into the first quarter of 2007. On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement. Under this agreement, all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue recognition for past milestone payments received from Roche into the first quarter of 2007 because our period of joint development ended. These milestone payments were previously being amortized over the length of the joint research and development period of the next generation fusion inhibitor peptides or through December 2012.

Royalty Revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the six months ended June 30, 2008 and 2007, were $47.9 million and $64.1 million, respectively.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003.

(in thousands)	Six Months Ended June 30,
	2008	2007	Change
Gross FUZEON sales by Roche	$40,265	$74,088	$(33,823)
Less sales adjustments	(7,188)	(11,879)	4,691
Sales adjustments as a % of Gross Sales	18%	16%

Net sales	33,077	62,209	(29,132)
Cost of goods sold	(12,322)	(20,625)	8,303
Cost of goods sold as a % of Net Sales	37%	33%

Gross profit	20,755	41,584	(20,829)
Gross profit as a % of Net Sales	63%	67%
Selling and marketing expenses	(12,217)	(18,287)	6,070
Other costs	(2,168)	(1,944)	(224)

Total shared profit	6,370	21,353	(14,983)
Trimeris share *	5,221	10,684	(5,463)
Costs exclusive to Trimeris	(312)	(510)	198

Net income from collaboration	$4,909	$10,174	$(5,265)

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the first half of 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008, our share of the collaboration profit may continue to be greater than that of Roche.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2008 and 2007.

Kits Shipped	2008	2007
Q1	9,600	17,900
Q2	9,000	19,200
Q3	—	17,600
Q4	—	17,500

Total	18,600	72,200

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. Based on discussions with Roche we have increased our expectation for sales adjustments from a range of 15% to 16.5% of gross sales to a range of 16% to 18% of gross sales.

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

Selling and marketing expenses: We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal for the six months ended June, 30, 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008, our share of the collaboration profit may continue to be greater than that of Roche.

Other costs: Other costs for the six months ended June 30, 2008 and 2007, include general and administrative costs and distribution charges. Other costs for the six months ended June 30, 2007 also include inventory write-offs. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)

	2008	2007
Total research and development expenses	$3,067	$6,056	$(2,989)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche; and

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

Total research and development expenses: Total research and development expenses decreased during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount; and

•	Decrease in supplies related to the reduction of research and development activities;

•	Offset, in part, by increased costs for the development of TRI-1144 as this compound entered a Phase I clinical trial in 2008.

General and Administrative Expenses

The table below presents our general and administrative expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)

	2008	2007
Total general and administrative expenses	$4,259	$8,476	$(4,217)

Total general and administrative expenses: Total general and administrative expenses decreased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, as a primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount;

•	Decreased expenses related to our employee share-based compensation; and

•	Decreased severance costs related to the reduction in force which occurred during the first quarter of 2007;

•

Offset, in part, by the relocation of the Company’s corporate offices and shutdown of its existing facility, which resulted in the recording of a liability and associated expense for future lease commitments in the amount of $939,000

Loss/(gain) on disposal of equipment: The table below presents the loss/(gain) on the disposal of equipment for the six months ended June 30, 2008 and 2007.

(in thousands)	Six Months Ended June 30,
	2008	2007	Increase (Decrease)
Loss/(gain) on disposal of equipment	$506	$(7)	$513

The (loss)/gain on disposal of equipment for the six months ended June 30, 2008 primarily relates to the write off of all property, furniture and equipment in the amount of $989,000 (79% of this write off comprises leasehold improvements) offset, in part, by gains on asset disposals.

Other Income (Expense): The table below presents our other income (expense) for the six months ended June 30, 2008 and 2007.

(in thousands)	Six Months Ended June 30,
	2008	2007	Increase (Decrease)
Interest income	$1,359	$1,397	$(38)
Loss on investments	(688)	—	(688)
Interest expense	(189)	(404)	215

Total other income, net	$482	$993	$(511)

Interest income decreased for the three months ended June 30, 2008 primarily due to the interest rate environment and lower cash balances as a result of the special dividend paid on June 6, 2008.

Loss on investments for the six months ended June 30, 2008 relates to our investment in money market funds and in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At June 30, 2008, the Fund’s NAV was $0.9705 per share. As a result, we have recorded a loss for the six months ended June 30, 2008 in the amount of $688,000.

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

Income Tax Provision

Income tax expense has been accrued for the six months ended June 30, 2008 at approximately 2.1% as the Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

(in thousands)	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$12,652	$10,630
Net cash provided (used) by investing activities	9,682	(4,777)
Net cash (used) provided by financing activities	(33,333)	132

Net increase in cash and cash equivalents	(10,999)	5,985
Cash and cash equivalents, beginning of period	32,702	30,052

Cash and cash equivalents, end of period	$21,703	$36,037

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the six months ended June 30, 2008, cash provided by operating activities primarily resulted from increased payments from Roche for the collaboration activities. We use our cash primarily to fund research and development relating to FUZEON and TRI-1144 and costs for the commercialization of FUZEON.

During the remainder of 2008, cash provided by operating activities will depend on several factors, primarily the sales, cost of sales and commercialization expenses related to the sale of FUZEON (profitability of the collaboration with Roche), expenses related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc., expenses related to the Phase I clinical trial for TRI-1144, which we are expecting to complete by the end of the third quarter of 2008, and post-marketing commitments for FUZEON (development expenses.)

Investing Activities. The amount provided (used) by investing activities for the six months ended June 30, 2008 and 2007 primarily relates to the net maturities (purchases) of investment securities available-for-sale. The purchase and maturity of investment securities available-for-sale was due to the normal maturity and repurchase of investments.

During the remainder of 2008, cash used by investing activities will depend primarily on the net purchases/maturities of investments. We do not expect to purchase any property and equipment in 2008. We expect patent costs in 2008 to approximate the spending in 2007.

Financing Activities. The amount used by financing activities for the six months ended June 30, 2008 was related to the special dividend paid on June 6, 2008. The amount provided by financing activities for the six months ended June 30, 2007 resulted from the exercise of stock options.

On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. The aggregate dividend payment totaled approximately $33.3 million and was paid on June 6, 2008.

Total Cash, Cash Equivalents and Investment Securities-Available-for-Sales. As of June 30, 2008, we had $49.7 million in cash and cash equivalents and investment securities available-for-sale, compared to $69.6 million as of December 31, 2007.

Future Capital Requirements. On December 10, 2007, Trimeris announced its strategic plan for 2008 that is designed to maximize cash flows from FUZEON while also advancing TRI-1144 to a value-creating milestone. After June 30, 2008, the Company no longer staffed any research or development functions and significantly reduced its general and administrative staff. As a result of this plan, excluding any extraordinary items, based on expected sales levels of FUZEON, expenses related to the sale of FUZEON, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, and litigation expenses, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund a significant portion of our operating expenses for the foreseeable future.

On May 8, 2008, the Board of Directors authorized a share repurchase program to purchase up to $17.0 million of Trimeris common stock from time to time on the open market, in block trades or otherwise. The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes. Any repurchases under the stock repurchase program will be funded using Trimeris working capital. As of June 30, 2008, the Company has not repurchased any outstanding shares of common stock.

Depending on FUZEON sales, the level of expenses and other factors, we may not be able to generate sufficient positive cash flows to fund our operations in the foreseeable future. We expect to use funds in the future primarily for the following purposes:

•	purchases under our share repurchase program approved by the Board of Directors on May 8, 2008;

•	expenditures for commercialization activities related to FUZEON;

•	expenditures related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc;

•	expenditures related to the Phase I clinical trial for TRI-1144, which we are expecting to complete by the end of the third quarter of 2008; and

•	expenditures related to post marketing commitments for FUZEON (development expenses).

Contractual Obligations. The following table summarizes our material contractual commitments at June 30, 2008 for the remainder of 2008 and subsequent years (in thousands):

Contractual Obligation****	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases*	$770	$1,569	$1,600	$1,632	$1,665	$3,575	$10,811
Other contractual obligations**	570	570	—	—	—	—	1,140
Reduction in workforce***	2,087	—	—	—	—	—	2,087
Other long-term liabilities reflected on the Balance Sheet ****	—	—	—	—	—	22,204	22,204

Total	$3,427	$2,139	$1,600	$1,632	$1,665	$25,779	$36,242

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building. In the second quarter of 2008, the Company relocated its corporate offices and shut down this facility. The Company is liable for all remaining lease payments if it does not sublease the facility and is actively looking for a sublease tenant for the offices and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At June 30, 2008, we have capitalized costs of $10.9 million, and expect to pay approximately $285,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	During 2006 and 2007, the Company reduced its workforce and accrued amounts related to severance and other costs. It is the current intention of the Company to pay all of these costs by the end of 2008.
****	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the first quarter of 2008, we revised our estimate of the date that payments will begin from 2014 to 2017.

During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the three months ended June 30, 2008, we increased this liability by $95,000. The total liability of $18.1 million at June 30, 2008, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than an operating lease, which the Company is looking to sublease, for our property.

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

The financial statements for the first quarter of 2008 were prepared based on the assumption that an “ownership change” occurred under Section 382 of the Internal Revenue Code during the first quarter of 2008. This assumption was based on the best available information at that time. A subsequent analysis utilizing new information indicates that such an “ownership change” has not occurred and accordingly, a portion of the tax provision recorded in the first quarter was reversed in the second quarter. As a result, the Company believes that the utilization of its net operating losses is not limited at this time.

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

Advanced Payment – Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At June 30, 2008, we have capitalized costs of $10.9 million, and expect to pay approximately $285,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

Cautionary Statements Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and any attachments may contain forward-looking information about the Company’s financial results and business prospects that involve substantial risks and uncertainties. These statements can be identified by the fact that they use words such as “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning. Among the factors that could cause actual results to differ materially are the following: there is uncertainty regarding the success of research and development activities, regulatory authorizations and product commercializations; we are dependent on third parties for the sale, marketing and distribution of our drug candidates; the market for HIV therapeutics is very competitive with regular new product entries that could affect the sale of our products; the results of our previous clinical trials are not necessarily indicative of future clinical trials; and our drug candidates are based upon novel technology, are difficult and expensive to manufacture and may cause unexpected side effects. For a detailed description of these factors, see Trimeris’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 and its subsequent periodic reports filed with the SEC.

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

Footnote 6 in Notes to Financial Statements “Investment Securities Available-for-Sale” presents the fair value of our investment portfolio at June 30, 2008. Fair value is based on actively quoted market prices and other observable inputs. Our investments are generally most vulnerable to changes in short-term interest rates in the United States. Substantially all of our investments have been given a rating of A1 or higher by a nationally recognized statistical rating organization or are the debt obligations of a federal agency and, therefore, we believe that the risk of material loss of principal due to changes in interest rates is minimal.

Our exposure to credit risk relates to our investment in money market funds and in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At June 30, 2008, the Fund’s NAV was $0.9705 per share. If the current credit environment continues to deteriorate, our investments in money market funds could become impaired and our investment in the Columbia Strategic Cash Portfolio could suffer losses, which would adversely impact our financial results.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. No trial date has been scheduled and the outcome of this matter cannot be determined at this time.

Item 1A.	Risk Factors

Other than as discussed below, there have been no material changes in our risk factors. Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks that should be considered in evaluating our Company and our business:

•	We face intense competition in our efforts to increase sales of FUZEON and to develop TRI-1144 as a commercially successful drug. If we are unable to compete successfully, our business will suffer.

•	If FUZEON does not maintain or increase its market acceptance, our business will be materially harmed.

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

•	We may not be able to maintain profitability.

•	In order to remain profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of FUZEON or expend significant resources to develop these capabilities.

•

If sufficient amounts of FUZEON, or any other drugs we attempt to bring to market, cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected.

•	HIV is likely to develop resistance to FUZEON and any of our future drug candidates, which could adversely affect demand for those drug candidates and harm our competitive position.

•

Our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidates.

•	We are dependent on the successful outcome of clinical trials for our Next Generation Fusion Inhibitor drug candidate, TRI-1144.

•

In order to move forward with the development and commercialization of TRI-1144 we would likely need to partner with a company that has the requisite expertise and capabilities related to the sale, marketing and distribution of drugs.

•	Obtaining regulatory approvals and maintaining compliance with government regulations will entail significant costs that could harm our ability to maintain profitability.

•

If we cannot maintain commercial manufacturing arrangements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of our drug candidates could be delayed or otherwise materially and adversely affected.

•	If Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidates.

•

We depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement. If we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed.

•	The intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidates.

•	Uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

•	If an accident or injury involving hazardous materials occurs, we could incur fines or liability, which could materially and adversely affect our business and our reputation.

•	If the testing or use of FUZEON or our other drug candidates harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

•

Our quarterly operating results are subject to fluctuations. If our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock.

•	If we are unable to meet or maintain the standards for maintaining internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, our stock price could be materially harmed.

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

•	Any additional financing we obtain may result in dilution to our stockholders, restrictions on our operating flexibility or the transfer of particular rights to technologies or drug candidates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	On May 8, 2008, the Board of Directors authorized a share repurchase program to purchase up to $17.0 million of Trimeris common stock from time to time on the open market, in block trades or otherwise.

The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes. As of June 30, 2008, the Company has not yet repurchased any shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company’s Annual Stockholders’ Meeting held on June 23, 2008:

	For	Withheld
Election of the following Directors:
Felix J. Baker, Ph.D.	18,934,916	454,676
Julian C. Baker	18,935,116	454,476
Arthur B. Cohen	18,992,951	396,641
Stephen R. Davis	18,933,260	456,332
Joseph P. Healey	19,089,022	300,570
Martin A. Mattingly, Pharm. D.	19,094,051	295,541
Barry D. Quart, Pharm. D.	19,031,948	357,644
Kevin C. Tang	18,934,553	455,039

	For	Against	Abstain
Ratification of the Appointment of KPMG LLP as independent registered public accountants for the year ending December 31, 2008	19,300,263	75,617	13,712

Item 5.	Other Information

As described in Note 10 of the financial statements included in this 10-Q, on May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008 (the “Record Date”). On August 6, 2008, pursuant to the terms of the Trimeris, Inc. Amended and Restated Stock Incentive Plan, and the 2007 Stock Incentive Plan, the Board of Directors approved an adjustment to the exercise price of all stock options issued and outstanding immediately prior to the Record Date which reduced the exercise price of each option by $1.14. The Company is in the process of evaluating the impact of this adjustment to the financial statements, but does not expect that this adjustment will result in additional compensation expense. In addition, the Board of Directors approved a plan to compensate current employees and directors in the event of any adverse tax consequences that arise solely as a result of the adjustment. The total benefit paid by the Company with respect to any such adverse tax consequence in aggregate is not to exceed $100,000.

Also on August 6, 2008, the Board of Directors approved a grant of 15,000 shares of restricted stock to each of Andrew L. Graham, Chief Financial Officer of Trimeris and Michael Alrutz J.D., Ph.D., General Counsel. These restricted stock grants vest 100% after three years from the date of grant and are subject to the terms of the Trimeris, Inc., 2007 Stock Incentive Plan.

Item 6.	Exhibits

(a)	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trimeris, Inc.
(Registrant)

August 8, 2008	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

August 8, 2008	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer.