Form 10-Q
period 2008-09-30
TRIMERIS INC
filed 2008-11-07
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 23, 2008 was 22,252,122.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

TRIMERIS, INC.

FORM 10-Q

September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$24,821	$32,702
Investment securities available-for-sale	12,223	27,938
Accounts receivable – Roche	3,341	12,240
Other receivables	36	60
Prepaid expenses	105	679

Total current assets	40,526	73,619

Property, furniture and equipment, net	—	1,644
Long-term investment securities available-for-sale	14,580	8,952

Other assets:
Patent costs, net	2,978	2,724
Advanced payment – Roche	6,824	6,812
Deposits and other assets	345	370

Total other assets	10,147	9,906

Total assets	$65,253	$94,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$502	$917
Accrued compensation	1,841	4,804
Deferred revenue – Roche	265	265
Accrued expenses	1,568	453

Total current liabilities	4,176	6,439

Deferred revenue – Roche	1,370	1,569
Accrued marketing costs	18,208	17,923
Accrued compensation-long-term	154	150
Other liabilities	—	718

Total liabilities	23,908	26,799

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,252 and 22,272 shares issued and outstanding	22	22
Additional paid-in capital	378,797	410,937
Accumulated deficit	(337,184)	(343,661)
Accumulated other comprehensive (loss) income	(290)	24

Total stockholders’ equity	41,345	67,322

Total liabilities and stockholders’ equity	$65,253	$94,121

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Milestone revenue	$67	$78	$199	$9,369
Royalty revenue	3,373	4,781	8,663	11,862
Collaboration income	1,961	5,518	6,870	15,692

Total revenue and collaboration income	5,401	10,377	15,732	36,923

Operating expenses:
Research and development	572	3,809	3,639	9,865
General and administrative	1,519	1,674	5,778	10,150
(Gain)/loss on disposal of equipment	(10)	—	496	(7)

Total operating expenses	2,081	5,483	9,913	20,008

Operating income	3,320	4,894	5,819	16,915

Other income (expense):
Interest income	397	815	1,756	2,212
Loss on investments	(15)	—	(703)	—
Interest expense	(96)	(115)	(285)	(519)

Total other income	286	700	768	1,693

Income before taxes	3,606	5,594	6,587	18,608
Income tax provision	47	54	110	242

Net income	$3,559	$5,540	$6,477	$18,366

Basic net income per share	$0.16	$0.25	$0.29	$0.83

Diluted net income per share	$0.16	$0.25	$0.29	$0.83

Weighted average shares used in basic per share computations	22,186	22,108	22,180	22,047

Weighted average shares used in diluted per share computations	22,271	22,132	22,270	22,068

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,477	$18,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	135	622
Postretirement benefits	—	55
Net loss/(gain) on disposal of equipment	496	(7)
Patent/license amortization	151	199
Patent costs expensed	100	63
Amortization of deferred revenue – Roche	(199)	(9,369)
Stock compensation expense	1,193	2,678
Accrued marketing costs	285	519
Decrease (increase) in assets:
Accounts receivable – Roche	8,899	2,587
Other receivables	50	(37)
Prepaid expenses	574	594
Advanced payment – Roche	(12)	(562)
Deposits and other assets	6	377
Increase (decrease) in liabilities:
Accounts payable	(415)	(11)
Accrued compensation	(2,959)	127
Accrued expenses	1,115	(1,111)
Other liabilities	(718)	6

Net cash provided by operating activities	15,178	15,096

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(39,179)	(34,087)
Maturities of investment securities available-for-sale	48,952	32,650
Purchases of property and equipment	—	(264)
Proceeds from the sale of equipment	987	8
Patent costs	(486)	(355)

Net cash provided (used) by investing activities	10,274	(2,048)

Cash flows from financing activities:
Dividends paid	(33,333)	—
Proceeds from employee stock purchase plan exercise	—	104
Proceeds from exercise of stock options	—	48

Net cash (used) provided by financing activities	(33,333)	152

Net (decrease) increase in cash and cash equivalents	(7,881)	13,200
Cash and cash equivalents, beginning of period	32,702	30,052

Cash and cash equivalents, end of period	$24,821	$43,252

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

Trimeris has a worldwide agreement (the “Development and License Agreement”) with F. Hoffmann-La Roche Ltd., (“Roche”) to develop and market T-20, marketed as FUZEON, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three and nine months ended September 30, 2008 and 2007. The Development and License Agreement also provides substantially all of the Company’s collaboration and milestone revenue. Substantially all of the accounts receivable at September 30, 2008 and December 31, 2007, are comprised of receivables from Roche owing under the Development and License Agreement.

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

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised), “Share-Based Payment”. The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Numerator:
Net income	$3,559	$5,540	$6,477	$18,366

Denominator:
Weighted average common shares	22,186	22,108	22,180	22,047

Denominator for basic calculation	22,186	22,108	22,180	22,047
Weighted average effect of dilutive securities:	—	—	—	—
Employee stock options	—	—	—	—
Employee stock purchase plan	—	1	—	1
Restricted stock	85	23	90	20

Denominator for diluted calculation	22,271	22,132	22,270	22,068

Net income per share:
Basic	$0.16	$0.25	$0.29	$0.83

Diluted	$0.16	$0.25	$0.29	$0.83

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2008, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2,500,000 for each period. Also excluded for the three and nine months ended September 30, 2008 were 362,000 warrants to purchase common stock, due to their anti-dilutive effect. For the three and nine months ended September 30, 2007, the number of anti-dilutive shares issuable upon exercise of options that were excluded amounted to approximately 2,791,000 and 2,746,000, respectively. Also excluded for the three and nine months ended September 30, 2007 were 362,000 warrants to purchase common stock, due to their anti-dilutive effect.

At September 30, 2008, there were 2,500,000 options to purchase common stock, 30,000 shares of restricted stock that vest in August 2011, 85,000 shares of restricted stock/restricted stock units that vest in March 2009 and 362,000 warrants to purchase common stock outstanding. At September 30, 2007, there were 2,820,000 options to purchase common stock, 85,000 shares of restricted stock/restricted stock units that vest in March 2009 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007, approximately $285,000 and $519,000, respectively, was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represented the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the Development and License Agreement, as amended July 12, 2004. No cash was paid for interest during the nine months ended September 30, 2008 and 2007.

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

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits from the sale of FUZEON in the United States and Canada equally with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $48.0 million and $92.8 million during the nine months ended September 30, 2008 and 2007, respectively. Total net sales of FUZEON in the United States and Canada were $14.9 million and $30.6 million during the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $6.9 million and $15.7 million, respectively. During the three months ended September 30, 2008 and 2007, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $2.0 million and $5.5 million, respectively. Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the first quarter of 2008, the Company revised its estimate of the date that payments will begin from 2014 to 2017. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended September 30, 2008 and 2007, the Company increased the recorded liability by $96,000 and $115,000, respectively, for accretion of interest. For the nine months ended September 30, 2008 and 2007, the Company increased the recorded liability by $285,000 and $519,000, respectively, for accretion of interest. The total liability of $18.2 million and $17.9 million at September 30, 2008 and December 31, 2007, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs; with respect to both 2008 and 2007, there are no accrued marketing costs.

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

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2008 review, the Company expected to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. At September 30, 2008, we had capitalized costs of $11.2 million, and expect to pay approximately $285,000 per quarter through June 2009. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. Through September 30, 2008, the Company’s share of this credit was approximately $1.9 million. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalties of $3.4 million and $4.8 million were recognized as revenue during the three months ended September 30, 2008 and 2007, respectively. Royalties of $8.7 million and $11.9 million were recognized as revenue during the nine months ended September 30, 2008 and 2007, respectively.

Development Expenses

Under the Development and License Agreement, development costs for FUZEON are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Development expenses pertaining to the United States and Canada are included in our statements of operations as operating expenses under Research and Development.

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

The table below presents the Company’s OCI for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$3,559	$5,540	$6,477	$18,366

Reclassification of realized loss on securities available-for-sale	—	—	206	—

Unrealized (loss) gain on securities available-for-sale	(439)	19	(520)	11

Unrecognized prior service costs and actuarial gains for post-retirement plan	—	(4)	—	55

Other comprehensive income (OCI)	$3,120	$5,555	$6,163	$18,432

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

Investment securities include an investment of approximately $5.6 million at September 30, 2008 in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At September 30, 2008, the Fund’s NAV was $0.9572 per share. For the quarter ended September 30, 2008, we recorded a loss in the amount of $15,000. If the current credit environment continues to deteriorate, our investments in this money market fund could become impaired and our investment in the Columbia Strategic Cash Portfolio could suffer losses, which would adversely impact our financial results.

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

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities, corporate and euro dollar bonds, commercial paper and certificates of deposit. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on quoted prices in less active markets, or alternative pricing sources with reasonable levels of price transparency, include the Bank of America Corporation’s Columbia Strategic Cash Portfolio.

The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under SFAS No. 157 as of September 30, 2008 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)*	Un- observable Inputs (Level 3)
Money market funds	$30,403	$24,821	$5,582	$—
Corporate and euro dollar bonds	14,190	14,190	—	—
Commercial paper	6,369	6,369	—	—
Certificates of deposit	662	662	—	—

Total investments, available for sale	$51,624	$46,042	$5,582	$—

*	represents our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio, which is discussed in more detail above.

Assets measured at fair value on a recurring basis were presented in the balance sheet as of September 30, 2008 as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- observable Inputs (Level 3)
Cash and cash equivalents	$24,821	$24,821	$—	$—
Short-term investments in marketable securities	12,223	8,439	3,784	—
Long-term investments in marketable securities	14,580	12,782	1,798	—

Total assets	$51,624	$46,042	$5,582	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

7. INCOME TAXES

Income tax expense has been accrued for the three and nine months ended September 30, 2008 in the amount of $47,000 and $110,000, respectively. For the three and nine months ended September 30, 2007, income tax expense was accrued in the amount of $54,000 and $242,000, respectively. The Company is anticipating incurring a current tax liability for Federal alternative minimum taxes and does not believe that it is more likely than not that the corresponding alternative minimum tax credit will be realized in the foreseeable future.

8. COMMITMENTS AND CONTINGENCIES

Under the Development and License Agreement, Trimeris and Roche are obligated to share equally the future development expenses for FUZEON for the United States and Canada.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has paid $126,000 as of September 30, 2008. During the second quarter of 2008, the Company relocated its corporate offices and shut down its existing facility. As a result, the Company recorded a liability and associated expense of $939,000 for future lease commitments.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche - Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. The Court has not yet ruled on this renewed motion. No trial date has been scheduled and the outcome of this matter cannot be determined at this time.

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

Following is a summary of activity related to the 2006 and 2007 restructuring accruals (in thousands):

	Severance and Benefits 2006	Severance and Benefits 2007	Total
2006 severance charge	$3,161	$—	$3,161
Payments	(64)	—	(64)

Balance at December 31, 2006	$3,097	$—	$3,097

2007 severance charge	—	3,344	3,344
Adjustments	130	—	130
Payments	(1,061)	—	(1,061)

Balance at March 31, 2007	$2,166	$3,344	$5,510

2007 severance charge	$—	$77	$77
Adjustments	(66)	—	(66)
Payments	(440)	(543)	(983)

Balance at June 30, 2007	$1,660	$2,878	$4,538

Adjustments	2	(92)	(90)
Payments	(676)	(246)	(922)

Balance at September 30, 2007	$986	$2,540	$3,526

2007 severance charge	$—	$1,688	$1,688
Adjustments	(35)	(9)	(44)
Payments	(384)	(667)	(1,051)

Balance at December 31, 2007	$567	$3,552	$4,119

Adjustments	(6)	(55)	(61)
Payments	(152)	(1,196)	(1,348)

Balance at March 31, 2008	$409	$2,301	$2,710

Adjustments	2	36	38
Payments	(123)	(538)	(661)

Balance at June 30, 2008	$288	$1,799	$2,087

Adjustments	2	12	14
Payments	(124)	(525)	(649)

Balance at September 30, 2008	$166	$1,286	$1,452

10. SPECIAL DIVIDEND

On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. On August 6, 2008, the Board of Directors approved a downward adjustment to the exercise price of all stock options existing prior to May 22, 2008 of $1.14. The downward adjustment to the exercise price of all stock options had no impact on the financial statements.

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

For the third quarter of 2008, the Company recorded net income of $3.6 million, or $0.16 per share, compared to $5.5 million, or $0.25 per share, in the third quarter of 2007. This decrease was driven by decreased revenue offset, in part, by decreased operating expenses.

2008 will continue to be a year of transition for Trimeris:

•

Special Cash Dividend – On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. The dividend payment totaled approximately $33.3 million and was paid on June 6, 2008.

•

Stock Repurchase Program – Also on May 2, 2008, the Board of Directors authorized a share repurchase program to purchase up to $17.0 million of Trimeris common stock from time to time on the open market, in block trades or otherwise. The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes. Both the special cash dividend and any repurchases under the stock repurchase program will be funded using Trimeris working capital. As of September 30, 2008, the Company has not repurchased any outstanding shares of common stock.

•

Competition – FUZEON sales have been significantly impacted by the recent market introduction of three new oral HIV agents. We believe it is too early to determine the future sales trend after this initial negative impact.

•

Cost of Goods Sold – We have concluded our discussions related to the calculation of cost of goods sold for 2008. We believe that cost of goods sold for 2008 will remain at current year-to-date levels of approximately 37% of net sales. Cost of goods sold is dependent on many factors, which are outside of the Company’s control, including plant utilization, staffing levels and purchasing volumes. Therefore, we cannot accurately determine if future cost of goods sold as a percentage of net sales will increase, decrease or remain the same.

•

Novartis Litigation – We, along with our partner Roche, are working with outside counsel to come to the most expedient and satisfactory resolution of the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

For a comparison of the nine months ended September 30, 2008 and 2007, see “Results of Operations – Comparison of Nine Months Ended September 30, 2008 and 2007.”

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

There were no serious adverse events observed during the trial. Eight subjects experienced a total of 13 adverse events. Of these eight subjects, five were in the TRI-1144 group (5/18 or 28%) while three subjects were in the placebo group (3/6 or 50%). With respect to the events observed in the TRI-1144 group, five were considered mild (5/6 or 83%) and one was moderate (1/6 or 17%) (backache; unrelated). With respect to adverse events observed in the placebo group, five events were considered mild (5/7 or 71%) and two were moderate in intensity (2/7 or 29%). No serious injection-site reactions (ISRs) were observed. Two out of six (33%) and

15/18 (83%) of subjects receiving placebo or TRI-1144, respectively, experienced mild or moderate ISRs. No ISRs were experienced in the TRI-1144 25 mg group. Erythema and pain/discomfort were the most frequent signs/symptoms observed and most ISRs resolved by 96 hours. No ISRs were experienced in the 25 mg group. Full data from the trial was presented at a recent medical conference.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended September 30, 2008 and 2007

Revenues

The table below presents our revenue sources for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2008	2007
Milestone revenue	$67	78	$(11)
Royalty revenue	3,373	4,781	(1,408)
Collaboration income	1,961	5,518	(3,557)

Total revenue and collaboration income	$5,401	$10,377	$(4,976)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2008. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis over the estimated commercial period of FUZEON.

	Milestone Total	Date Achieved		Total Revenue Recognized Through September 30, 2008	Revenue for the Three Months Ended September 30, 2008	End of Recognition Period
	(in thousands)
	$2,500	June	2003	$1,272	$50	November 2014	*
	750	June	2004	343	17	November 2014	*

Total	$3,250			$1,615	$67

*	During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014, as the patent term associated with these milestones was extended through this date. The original expiration of the associated patents was June 2013.

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the three months ended September 30, 2008 and 2007, were $30.6 million and $43.3 million, respectively.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003.

(in thousands)	Three Months Ended September 30,		Change
	2008	2007
Gross FUZEON sales by Roche	$18,077	$36,249	$(18,172)
Less sales adjustments	(3,137)	(5,637)	2,500
Sales adjustments as a % of Gross Sales	17%	16%

Net sales	14,940	30,612	(15,672)
Cost of goods sold	(5,429)	(10,182)	4,753
Cost of goods sold as a % of Net Sales	36%	33%

Gross profit	9,511	20,430	(10,919)
Gross profit as a % of Net Sales	64%	67%
Selling and marketing expenses	(5,345)	(8,508)	3,163
Other costs	(790)	(639)	(151)

Total shared profit	3,376	11,283	(7,907)
Trimeris share *	2,085	5,641	(3,556)
Costs exclusive to Trimeris	(124)	(123)	(1)

Net income from collaboration	$1,961	$5,518	$(3,557)

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the third quarter of 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008, our share of the collaboration profit may continue to be greater than that of Roche.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2008 and 2007.

Kits Shipped	2008	2007
Q1	9,600	17,900
Q2	9,000	19,200
Q3	7,900	17,600
Q4	—	17,500

Total	26,500	72,200

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. Based on discussions with Roche, we have increased our expectation for sales adjustments from a range of 15% to 16.5% of gross sales to a range of 16% to 18% of gross sales for 2008.

Cost of goods sold: We have concluded our discussions related to the calculation of cost of goods sold for 2008. We believe that cost of goods sold, for 2008, will remain at current year-to-date levels of approximately 37% of net sales. Cost of goods sold is dependent on many factors, which are outside of the Company’s control, including plant utilization, staffing levels and purchasing volumes. Therefore, we cannot accurately determine if future cost of goods sold as a percentage of net sales will increase, decrease or remain the same.

Selling and marketing expenses: We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the third quarter of 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008, our share of the collaboration profit may continue to be greater than that of Roche.

Other costs: Other costs for the three months ended September 30, 2008 and 2007 include general and administrative costs and distribution charges. Other costs for the three months ended September 30, 2007 also include inventory write-offs. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2008	2007
Total research and development expenses	$572	$3,809	$(3,237)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche; and

•	Research expenses related to the Phase I clinical trial for TRI-1144, our lead drug candidate.

Total research and development expenses: Total research and development expenses decreased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount;

•	Decreased costs related to TRI-1144 as we are in the final stages of reporting the results from this trial;

•	Decreased expenses related to our employee share-based compensation; and

•	Decrease in supplies related to the reduction of research and development activities.

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

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2008	2007
Total general and administrative expenses	$1,519	$1,674	$(155)

Total general and administrative expenses: Total general and administrative expenses decreased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount;

•

Decreased occupancy costs as a result of the relocation of the Company’s corporate offices and shutdown of its existing facility, which resulted in the recording of a liability and associated expense for future lease commitments in the amount of $939,000 in the second quarter of 2008, thus reducing our expenses during the third quarter of 2008; and

•	Decreased expenses related to our employee share-based compensation.

We expect general and administrative expenses to decrease in 2008, when compared to 2007, as a result of the 2008 strategic plan which eliminated most general and administrative personnel at Trimeris after June 30, 2008.

Gains on disposal of equipment: The table below presents the gain on the disposal of equipment for the three months ended September 30, 2008 and 2007.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2008	2007
Gain on disposal of equipment	$10	$—	$10

Other Income (Expense): The table below presents our other income (expense) for the three months ended September 30, 2008 and 2007.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2008	2007
Interest income	$397	$815	$(418)
Gain on investments	(15)	—	(15)
Interest expense	(96)	(115)	19

Total other income, net	$286	$700	$(414)

Interest income decreased for the three months ended September 30, 2008 primarily due to the interest rate environment and lower cash balances as a result of the special dividend paid on June 6, 2008.

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

Income Tax Provision

We recognized an income tax expense of $47,000 in the third quarter of 2008 compared to income tax expense of $54,000 in the third quarter of 2007. For 2008, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 1.7%.

Currently, we carry a full valuation allowance against our deferred tax assets, the majority of which represent net operating loss tax carry forwards which we generated prior to achieving profitability. In the future, we may need to reduce the valuation allowance and recognize a deferred tax benefit. Management assesses this potential based upon all available evidence, including the last nine quarters of profitability, and forecasts. At the end of the third quarter, management determined that it was not appropriate to reduce the valuation allowance.

RESULTS OF OPERATIONS

Comparison of Nine Months ended September 30, 2008 and 2007

Revenues

The table below presents our revenue sources for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007
Milestone revenue	$199	$9,369	$(9,170)
Royalty revenue	8,663	11,862	(3,199)
Collaboration income	6,870	15,692	(8,822)

Total revenue and collaboration income	$15,732	$36,923	$(21,191)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of September 30, 2008 in thousands. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis over the estimated commercial period of FUZEON.

	Milestone Total	Date Achieved		Total Revenue Recognized Through September 30, 2008	Revenue for the Nine Months Ended September 30, 2008	End of Recognition Period
	$2,500	June	2003	$1,272	$150	November 2014	*
	750	June	2004	343	49	November 2014	*

Total	$3,250			$1,615	$199

*	During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through this date. The original expiration of the associated patents was June 2013.

Milestone revenue decreased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, as a result of the acceleration of all revenue recognition for certain past milestone payments received from Roche into the first quarter of 2007. On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement. Under this agreement, all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue recognition for past milestone payments received from Roche into the first quarter of 2007 because our period of joint development ended. These milestone payments were previously being amortized over the length of the joint research and development period of the next generation fusion inhibitor peptides or through December 2012.

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the nine months ended September 30, 2008 as compared to the nine months ended September 30 2007, as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the nine months ended September 30, 2008 and 2007, were $78.5 million and $107.5 million, respectively.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003.

(in thousands)	Nine Months Ended September 30,		Change
	2008	2007
Gross FUZEON sales by Roche	$58,342	$110,336	$(51,994)
Less sales adjustments	(10,325)	(17,516)	7,191
Sales adjustments as a % of Gross Sales	18%	16%

Net sales	48,017	92,820	(44,803)
Cost of goods sold	(17,649)	(30,807)	13,158
Cost of goods sold as a % of Net Sales	37%	33%

Gross profit	30,368	62,013	(31,645)
Gross profit as a % of Net Sales	63%	67%
Selling and marketing expenses	(16,129)	(26,794)	10,665
Other costs	(2,223)	(2,568)	345

Total shared profit	12,016	32,651	(20,635)
Trimeris share *	7,306	16,325	(9,019)
Costs exclusive to Trimeris	(436)	(633)	197

Net income from collaboration	$6,870	$15,692	$(8,822)

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the first nine months of 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008 our share of the collaboration profit may continue to be greater than that of Roche.

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

Cost of goods sold: We have concluded our discussions related to the calculation of cost of goods sold for 2008. We believe that cost of goods sold, for 2008, will remain at current levels of approximately 37% of net sales. Cost of goods sold is dependent on many factors, which are outside of the Company’s control, including plant utilization, staffing levels and purchasing volumes. Therefore we cannot accurately determine if future cost of goods sold as a percentage of net sales will increase, decrease or remain the same.

Selling and marketing expenses: We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal for the nine months ended September 30, 2008. For 2007, the Company’s and Roche’s share of the collaboration income was equal. Depending on the level of marketing expenses for 2008, our share of the collaboration profit may continue to be greater than that of Roche.

Other costs: Other costs for the nine months ended September 30, 2008 and 2007, include general and administrative costs and distribution charges. Other costs for the nine months ended September 30, 2007 also include inventory write-offs. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007
Total research and development expenses	$3,639	$9,865	$(6,226)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche; and

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

Total research and development expenses: Total research and development expenses decreased during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount; and

•	Decrease in supplies related to the reduction of research and development activities;

•	Offset, in part, by increased costs for the development of TRI-1144 as this compound entered a Phase I clinical trial in 2008.

General and Administrative Expenses

The table below presents our general and administrative expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007
Total general and administrative expenses	$5,778	$10,150	$(4,372)

Total general and administrative expenses: Total general and administrative expenses decreased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily as a result of the following:

•	Decreased employee costs as a result of reduced headcount;

•	Decreased consulting costs;

•	Decreased expenses related to our employee share-based compensation; and

•	Decreased severance costs related to the reduction in force which occurred during the first quarter of 2007;

•

Offset, in part, by the relocation of the Company’s corporate offices and shutdown of its existing facility, which resulted in the recording of a liability and associated expense for future lease commitments in the amount of $939,000.

Loss/(gain) on disposal of equipment: The table below presents the loss/(gain) on the disposal of equipment for the nine months ended September 30, 2008 and 2007.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007
Loss/(gain) on disposal of equipment	$496	$(7)	$503

The loss/(gain) on disposal of equipment for the nine months ended September 30, 2008 primarily relates to the write-off of all property, furniture and equipment in the amount of $989,000 (79% of this write-off comprises leasehold improvements) offset, in part, by gains on asset disposals.

Other Income (Expense): The table below presents our other income (expense) for the nine months ended September 30, 2008 and 2007.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007
Interest income	$1,756	$2,212	$(456)
Loss on investments	(703)	—	(703)
Interest expense	(285)	(519)	234

Total other income, net	$768	$1,693	$(925)

Interest income decreased for the nine months ended September 30, 2008 primarily due to the interest rate environment and lower cash balances as a result of the special dividend paid on June 6, 2008.

Loss on investments for the nine months ended September 30, 2008 relates to our investment in money market funds in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At September 30, 2008, the Fund’s NAV was $0.9572 per share. As a result, we have recorded a loss for the nine months ended September 30, 2008 in the amount of $703,000.

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

Income Tax Provision

We recognized an income tax expense of $110,000 for the nine months ended September 30, 2008 compared to income tax expense of $242,000 for the nine months ended September 30, 2007.

Currently, we carry a full valuation allowance against our deferred tax assets, the majority of which represent net operating loss tax carry forwards which we generated prior to achieving profitability. In the future, we may need to reduce the valuation allowance and recognize a deferred tax benefit. Management assesses this potential based upon all available evidence, including the last nine quarters of profitability, and forecasts. At the end of the third quarter, management determined that it was not appropriate to reduce the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

(in thousands)	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$15,178	$15,096
Net cash provided (used) by investing activities	10,274	(2,048)
Net cash (used) provided by financing activities	(33,333)	152

Net (decrease) increase in cash and cash equivalents	(7,881)	13,200

Cash and cash equivalents, beginning of period	32,702	30,052

Cash and cash equivalents, end of period	$24,821	$43,252

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the nine months ended September 30, 2008, cash provided by operating activities primarily resulted from increased payments from Roche for the collaboration activities offset, in part, by severance payments. We use our cash in operating activities primarily to fund research and development relating to FUZEON and TRI-1144 and costs for the commercialization of FUZEON.

During the remainder of 2008, cash provided by operating activities will depend on several factors, primarily the sales, cost of sales and commercialization expenses related to the sale of FUZEON (profitability of the collaboration with Roche), expenses related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc. and post-marketing commitments for FUZEON (development expenses.)

Investing Activities. The amount provided (used) by investing activities for the nine months ended September 30, 2008 and 2007 primarily relates to the net maturities (purchases) of investment securities available-for-sale. The purchase and maturity of investment securities available-for-sale was due to the normal maturity and repurchase of investments.

During the remainder of 2008, cash used by investing activities will depend primarily on the net purchases/maturities of investments. We do not expect to purchase any property and equipment in 2008. We expect patent costs in 2008 to approximate the spending in 2007.

Financing Activities. The amount used by financing activities for the nine months ended September 30, 2008 was related to the special dividend paid on June 6, 2008. The amount provided by financing activities for the nine months ended September 30, 2007 resulted from the exercise of stock options.

On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. The aggregate dividend payment totaled approximately $33.3 million and was paid on June 6, 2008.

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of September 30, 2008, we had $51.6 million in cash and cash equivalents and investment securities available-for-sale, compared to $69.6 million as of December 31, 2007.

Future Capital Requirements. On December 10, 2007, Trimeris announced its strategic plan for 2008 that is designed to maximize cash flows from FUZEON while also advancing TRI-1144 to a value-creating milestone. Since June 30, 2008, the Company has no longer staffed any research or development functions and significantly reduced its general and administrative staff. As a result of this plan, excluding any extraordinary items, based on expected sales levels of FUZEON, expenses related to the sale of FUZEON, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, and litigation expenses, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund a significant portion of our operating expenses for the foreseeable future.

On May 8, 2008, the Board of Directors authorized a share repurchase program to purchase up to $17.0 million of Trimeris common stock from time to time on the open market, in block trades or otherwise. The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes. Any repurchases under the stock repurchase program will be funded using Trimeris working capital. As of September 30, 2008, the Company has not repurchased any outstanding shares of common stock.

Depending on FUZEON sales, the level of expenses and other factors, we may not be able to generate sufficient positive cash flows to fund our operations in the foreseeable future. We expect to use funds in the future primarily for the following purposes:

•	purchases under our share repurchase program approved by the Board of Directors on May 8, 2008;

•	expenditures for commercialization activities related to FUZEON;

•	expenditures related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc; and

•	expenditures related to post-marketing commitments for FUZEON (development expenses).

Contractual Obligations. The following table summarizes our material contractual commitments at September 30, 2008 for the remainder of 2008 and subsequent years (in thousands):

Contractual Obligation****	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases*	$386	$1,569	$1,600	$1,632	$1,665	$3,575	$10,427
Other contractual obligations**	285	570	—	—	—	—	855
Reduction in workforce***	1,452	—	—	—	—	—	1,452
Other long-term liabilities reflected on the Balance Sheet ****	—	—	—	—	—	22,204	22,204

Total	$2,123	$2,139	$1,600	$1,632	$1,665	$25,779	$34,938

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building. In the second quarter of 2008, the Company relocated its corporate offices and shut down this facility. The Company is liable for all remaining lease payments if it does not sublease the facility and is actively looking for a sublease tenant for the offices and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At September 30, 2008, we have capitalized costs of $11.2 million, and expect to pay approximately $285,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	During 2006 and 2007, the Company reduced its workforce and accrued amounts related to severance and other costs. It is the current intention of the Company to pay all of these costs by the end of 2008.
****	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the first quarter of 2008, we revised our estimate of the date that payments will begin from 2014 to 2017.

During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the three months ended September 30, 2008, we increased this liability by $96,000. The total liability of $18.2 million at September 30, 2008, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

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

The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as Statements of Financial Accounting Standards. Management considers the effect of the proposed FASB statements on our financial statements and monitors the status of changes to issued exposure drafts and to proposed effective dates.

Net Operating Loss Carryforwards

As of December 31, 2007, we had a net operating loss carryforward for federal tax purposes of approximately $310.6 million. We have recognized a valuation allowance equal to the deferred asset represented by this net operating loss carryforward and other deferred tax assets, net of deferred tax liabilities, and therefore recognized no tax benefit.

The financial statements for the first quarter of 2008 were prepared based on the assumption that an “ownership change” occurred under Section 382 of the Internal Revenue Code during the first quarter of 2008. Based on a subsequent analysis of changes in the Company’s common stock ownership, this position has been reversed. As a result, the Company believes that the utilization of its net operating losses is not limited at this time.

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

Advanced Payment – Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At September 30, 2008, we have capitalized costs of $11.2 million, and expect to pay approximately $285,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

Cautionary Statements Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and any attachments may contain forward-looking information about the Company’s financial results and business prospects that involve substantial risks and uncertainties. These statements can be identified by the fact that they use words such as “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning. Among the factors that could cause actual results to differ materially are the following: there is uncertainty regarding the success of research and development activities, regulatory authorizations and product commercializations; we are dependent on third parties for the sale, marketing and distribution of our drug candidates; the market for HIV therapeutics is very competitive with regular new product entries that could affect the sale of our products; the results of our previous clinical trials are not necessarily indicative of future clinical trials; and our drug candidates are based upon novel technology, are difficult and expensive to manufacture and may cause unexpected side effects. For a detailed description of these factors, see Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 and its subsequent periodic reports filed with the SEC.

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

Our exposure to credit risk relates to primarily to a component of investment securities involving an investment of approximately $5.6 million at September 30, 2008 in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At September 30, 2008, the Fund’s NAV was $0.9572 per share. For the quarter ended September 30, 2008, we recorded a loss in the amount of $15,000. If the current credit environment continues to deteriorate, our investments in this money market fund could become impaired and our investment in the Columbia Strategic Cash Portfolio could suffer losses, which would adversely impact our financial results.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche—Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. The Court has not yet ruled on this renewed motion. No trial date has been scheduled and the outcome of this matter cannot be determined at this time.

Item 1A.	Risk Factors

Other than as discussed below, there have been no material changes in our risk factors since the filing of our most recent 10-K. Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks that should be considered in evaluating our Company and our business:

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

•

We have been named as defendants in a lawsuit in which Novartis. has alleged infringement of a patent in connection with the manufacture and sale of FUZEON. If we cannot resolve this lawsuit on favorable terms and at a reasonable expense, our business may be materially harmed.

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

•

We rely on our collaborative partner Roche to timely deliver important financial information relating to FUZEON sales and expenses. In the event that this information is inaccurate, incomplete or not timely, we will not be able to meet our financial reporting obligations as required by the SEC.

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

The timing of repurchases and the amount of any shares repurchased will be determined by Trimeris management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and will expire on December 31, 2008. Any repurchased shares will be available for use in connection with Trimeris stock plans and for other corporate purposes. As of September 30, 2008, the Company has not yet repurchased any shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trimeris, Inc.
(Registrant)

November 7, 2008	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

November 7, 2008	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer.