Form 10-K
period 2008-12-31
TRIMERIS INC
filed 2009-03-13
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

(919) 806-4682

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, non-accelerated filer and small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2008 was approximately $42,751,381 (based on the last sale price of such stock as reported by The NASDAQ Stock Market, LLC, on its NASDAQ Global Market on June 30, 2008).

The number of shares of the registrant’s common stock outstanding as of March 4, 2009 was 22,299,841.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of this Form 10-K.

TRIMERIS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Overview

We are a biopharmaceutical company incorporated in 1993 and primarily engaged in the commercialization of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors impair viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our next generation fusion inhibitor under research offer a novel mechanism of action with the potential to treat an important medical viral disease, HIV. In 2007, we announced a change in strategic direction that involves terminating our research and development activities.

FUZEON is our first-generation HIV fusion inhibitor, developed in collaboration with F. Hoffmann-La Roche Ltd., (“Roche”). FUZEON has been shown to inhibit HIV viral fusion with host cells by blocking the conformational rearrangement of an HIV protein called gp41. The Food and Drug Administration (the “FDA”) approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The FDA granted accelerated approval for the commercial sale of FUZEON in 2003, and commercial sales of FUZEON began in March that same year. Full approval was granted in October 2004. Roche also filed an application for European marketing approval of FUZEON in September 2002 and was granted marketing approval under exceptional circumstances by the European Agency for the Evaluation of Medicinal Products in May 2003.

Roche is manufacturing FUZEON drug substance in its Boulder, Colorado facility. Roche uses this drug substance to produce FUZEON finished drug product at its manufacturing facility in Basel, Switzerland. FUZEON is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

Commercial sales of FUZEON began in the United States in March 2003. Roche retained an exclusive license to manufacture and sell FUZEON worldwide. Under our Development and License Agreement (defined below) with Roche, we share profits equally from the sale of FUZEON in the United States and Canada. During 2008, net sales of FUZEON in the United States and Canada decreased 48% to $64.2 million from $124.3 million in 2007. Net sales were $134.2 million in 2006. Net sales outside the United States and Canada decreased 28% to $102.8 million in 2008 from $142.5 million in 2007 and were $114.8 million in 2006. Unit sales of FUZEON are expressed in kits shipped. A kit represents a one-month supply of FUZEON for a patient. During 2008, Roche sold and shipped approximately 36,000 kits to wholesalers in the United States and Canada. In addition, Trimeris has also agreed to pay Roche a low single-digit royalty on future net sales of our lead Next Generation Fusion Inhibitor (“NGFI”) candidate, TRI-1144, up to a specified limit.

In late 2007, we shifted our strategic emphasis and announced that we would be reorganizing our corporate structure to maximize cash flows from FUZEON while also advancing TRI-1144 to a value-creating milestone. As a result, as of year- end 2008, the Company no longer staffs a research and development function.

With this new structure in place, the Company intends to meet the following objectives during 2009:

•	Continue activities that will help maintain the strength of the FUZEON franchise while relying more on Roche’s commercial and development capabilities.

•	Identify partnering or licensing opportunities for TRI-1144.

•	Pursue strategic alternatives for the Company.

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

Commercial Results

Under our Development and License Agreement with Roche, Trimeris and Roche share profits from the sale of FUZEON in the United States and Canada. This amount is reported as collaboration income or loss, as a component of revenue, in the Statements of Operations. Collaboration income (loss) is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income (loss). For the year ended December 31, 2008, net sales of FUZEON in the United States and Canada totaled approximately $64.2 million compared to $124.3 million in 2007 and $134.2 million in 2006. During the year ended December 31, 2008, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of FUZEON in the United States and Canada of $9.0 million compared to $24.2 million in 2007 and $21.7 million in 2006. Unit sales of FUZEON are expressed in kits shipped. A kit represents a one-month supply of FUZEON for a patient. For the year ended December 31, 2008, Roche sold and shipped to wholesalers in the U.S. and Canada approximately 36,000 kits compared to 72,200 kits in 2007 and 79,700 kits in 2006. The number of kits shipped and the resulting sales levels may not remain constant and may increase or decrease in the future.

FUZEON is widely available through retail and specialty pharmacies across the U.S. and Canada. Revenue from FUZEON sales is recognized when Roche ships the drug, and title and risk of loss passes to wholesalers. All sales are recorded by Roche.

Under our Development and License Agreement with Roche, we receive a royalty based on net sales of FUZEON, as recorded by Roche, outside the United States and Canada. For the year ended December 31, 2008, net sales of FUZEON, as recorded by Roche, outside the United States and Canada were $102.8 million compared to $142.5 million in 2007 and $114.8 million in 2006. FUZEON is commercially available in over 55 countries, including all the major countries in Europe.

Regulatory

In October 2004, the FDA granted full approval to FUZEON. The FDA had previously granted accelerated approval to FUZEON on the basis of 24-week data in March 2003.

In June 2004, the European Medicines Evaluation Agency (the “EMEA”), granted full approval to Roche to market FUZEON in the European Union. Outside the United States, Roche has received approval and reimbursement for FUZEON in over 55 countries.

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

We believe that Roche’s existing manufacturing facilities and outside sources will allow us to meet our near-term and long-term manufacturing needs for FUZEON. Roche’s manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the European Union and other regulatory authorities.

2008 Results and Developments

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

New Market Entrants

In 2007, two new antiretroviral agents received FDA marketing approval (SELZENTRY® and ISENTRESS®) with a third (INTELENCE®) approved in January 2008. Data from clinical trials with these new agents continued to demonstrate the benefits of combining FUZEON in regimens that contain these new, active agents. Nevertheless, the availability of a variety of new active agents for use in treatment-experienced patients has placed significant pressure on FUZEON sales in the U.S. Sales for calendar year 2008, in dollars, were down 48% as compared to calendar year 2007. Each of these new agents is administered orally and has the potential to provide experienced patients with a more convenient treatment regimen than FUZEON which is administered by subcutaneous injection.

Current and Future FUZEON Clinical Trials

Following the Company’s reductions-in-workforce in 2006 and 2007, Roche has taken the primary role in conducting current and future FUZEON clinical trials. Roche will be responsible for conducting the two ongoing clinical trials with FUZEON during 2009. One study, T20 AMICI, “A Study of FUZEON (Enfuvirtide) With an Integrase Inhibitor Plus Optimized Background in Treatment-Experienced HIV-1 Infected Patients,” is in the process of concluding and is not currently recruiting. A second study is a post–marketing commitment to the FDA tracking pneumonia in connection with FUZEON use.

There are no further clinical trials with FUZEON planned for initiation in 2009.

Roche Collaboration

In 1999, we entered into a worldwide agreement with Roche to develop and market FUZEON and certain other compounds (the “Development and License Agreement”) and, in 2000, we and Roche entered into a research agreement (the “Research Agreement”) to discover, develop and commercialize certain additional fusion inhibitor peptides. Our agreements with Roche granted them an exclusive, worldwide license for FUZEON and certain other peptide compounds in the field of HIV. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We agreed to share development expenses and profits for FUZEON and certain other compounds in the United States and Canada equally with Roche. Outside of the United States and Canada, Roche agreed to fund all development costs and pay us royalties on net sales of FUZEON and the other compounds, for a specified term. In 2006, Roche and Trimeris amended the terms of the Development and License Agreement to, among other things, modify the payments upon achievement of future milestones. The amendment eliminates the concept of a Replacement Compound (as defined in the Development and License Agreement) and, as a result, Roche is responsible for a $5.0 million milestone payment under the Development and License Agreement payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada.

Our collaboration with Roche is a contractual one and is not a separate legal entity. Consequently, we have no investment in any collaboration entity. All assets used in the manufacture of FUZEON by Roche are owned and operated by Roche.

Roche is responsible for the sales, marketing and distribution of FUZEON and all sales are made through its sales force. The results of our commercial operations are reported on our financial statements as “Collaboration income (loss)” which is calculated as follows: Total gross sales of FUZEON by Roche in the United States and Canada is reduced by estimates for discounts, rebates and returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income (loss) is reported as collaboration income (loss). This information is disclosed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Collaboration Income (Loss).”

Substantially all of the data used to calculate the collaboration income (loss) is derived from information provided by Roche. We compare sales amounts to data from third party market intelligence providers, such as IMS Health, for accuracy. Roche’s estimate of discounts, rebates and returns is first reviewed by Trimeris based on its knowledge of the payor mix and other factors. The collaboration has a North American Joint Marketing Committee (“NAJMC”) that oversees the commercialization activities related to FUZEON. The NAJMC consists of representatives from Roche and Trimeris. The NAJMC reviews the budgets for the direct marketing costs and Roche sales force costs charged to FUZEON and the costs of departments at Roche that devote time to FUZEON-related issues, such as government affairs and reimbursement. The actual costs are reviewed by Trimeris personnel and compared to budgeted amounts prior to inclusion in collaboration income (loss). In the event that we are not satisfied after reviewing the actual costs, we will withhold payment until presented with satisfactory documentation or appropriate adjustments to the charges are made.

We recognize 50% of the total collaboration gross profit (loss), which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as

Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for FUZEON. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future FUZEON sales and return expectations where necessary. Expected returns of FUZEON kits are generally low as FUZEON has a high Wholesale Acquisition Cost (“WAC”), compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because FUZEON requires twice daily injections. Consequently, wholesalers tend to stock only the necessary volumes of FUZEON inventory. We believe that, on average, wholesalers hold approximately 25 days of inventory of FUZEON that has been sold by Roche to wholesalers, but not yet purchased by patients. The current shelf life of FUZEON is 36 months. Roche reviews the estimates discussed above on a quarterly basis and adjusts estimates as appropriate for changes in facts or circumstances. This estimate may reduce or increase our share of collaboration income (loss) under our Development and License Agreement.

In 2005, the Company amended the Development and License Agreement (the “Manufacturing Amendment”) with Roche to set forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment addressed several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche became responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche became financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the United States and Canada. In addition, Roche became responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee governs the schedule of converting supply chain materials that are in inventory as of that date into product.

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

Prior to the execution of this agreement, Roche and Trimeris shared equally all costs related to the research and development of TRI-1144. After March 2007, all costs related to TRI-1144 research and development were borne solely by Trimeris. Trimeris has the sole right to continue development of TRI-1144. During 2008, the Company initiated and completed a Phase I clinical trial with this compound. No further studies beyond this Phase I study are being contemplated at this time.

Research

Prior to our re-organization in late 2007, we conducted research and development activities both internally and with our collaborative partners. Our research efforts focused primarily on treating viral diseases by identifying novel mechanisms for blocking viral entry. In total, our research and development (“R&D”) expenses were $5.1 million in 2008 compared to $12.9 million in 2007 and $18.3 million for 2006. We do not plan to conduct research and development activities because we completed the TRI-1144 Phase I clinical trial during 2008 and have not staffed a research and development function since the conclusion of this trial in June 2008.

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

TRI-1144

With respect to our next generation peptide program, our intention has been to identify a NGFI candidate that has an optimized virological and pharmacokinetic profile as well as to identify a sustained-release formulation for that peptide that will allow significantly less frequent dosing than FUZEON.

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

In March 2007, the Company entered into an agreement with Roche whereby Trimeris now has the sole right to continue development of TRI-1144. Prior to the execution of this agreement, Roche and Trimeris shared equally all costs related to the research and development of TRI-1144. Beginning in March 2007, all costs related to TRI-1144 research and development are borne solely by Trimeris. During 2008, we filed an Investigational New Drug application (“IND”) for TRI-1144, and initiated and completed a single ascending dose (“SAD”) Phase I clinical trial for TRI-1144.

Preliminary Results from the Phase 1 Clinical Study of TRI-1144

Results of the study, which were released in 2008, indicate TRI-1144 was well tolerated at all doses tested. Plasma concentrations at 24 hours suggested that a dose of approximately 25 mg of TRI-1144 could be sufficient for a convenient, once-daily, low-volume injection. In addition, this dose produced no injection-site reactions (“ISRs”) in this study.

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

There were no serious adverse events observed during the trial. Eight subjects experienced a total of 13 adverse events. Of these eight subjects, five were in the TRI-1144 group (5/18 or 28%) while three subjects were in the placebo group (3/6 or 50%). With respect to the events observed in the TRI-1144 group, five were considered mild (5/6 or 83%) and one was moderate (1/6 or 17%) (backache; unrelated). With respect to adverse events observed in the placebo group, five events were considered mild (5/7 or 71%) and two were moderate in intensity (2/7 or 29%). No serious ISRs were observed. Two out of 6 (33%) and 15/18 (83%) of subjects receiving placebo or TRI-1144, respectively, experienced mild or moderate ISRs. No ISRs were experienced in the TRI-1144 25 mg group. Erythema and pain/discomfort were the most frequent signs/symptoms observed and most ISRs resolved by 96 hours. No ISRs were experienced in the 25 mg group. Full data from the trial will be presented at an upcoming medical conference.

There are no current plans to conduct future clinical trials for TRI-1144 beyond this Phase I trial. Further development of TRI-1144 beyond this Phase I trial would require entering into a collaboration with another pharmaceutical company.

Sales, Marketing and Distribution

Trimeris does not exercise direct control over the sales, marketing or distribution of FUZEON. We currently rely on Roche for the sales, marketing and distribution of FUZEON, in accordance with the marketing terms contained in our Development and License agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to market FUZEON adequately, we do not have the ability under our Development and License Agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market FUZEON by terminating our agreement, and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our agreement with Roche and any sales, marketing or distribution arrangements we establish with other parties gives Roche, and may give those parties, significant control over important aspects of the commercialization of FUZEON, including:

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

We own or have exclusive licenses to 43 issued United States patents, numerous pending United States patent applications, and certain corresponding foreign patents and patent applications. Most of our United States patents issued to date are currently set to expire between 2012 and 2027.

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

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center (the “NYBC”) under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license, the Company is required to pay the NYBC a royalty in the amount equal to one-half of one percent of Net Sales (as defined in the license) of FUZEON sold by Trimeris, or by a sublicensee, in any calendar year, until such time as $100 million of Net Sales is attained; after which the Company will pay the NYBC a royalty in an amount equal to one-quarter of one percent of Net Sales of FUZEON sold by Trimeris and any sublicensee in any calendar year in any Country where the NYBC has a pending, or issued, unexpired and valid claim contained in the licensed patents. The obligation to pay royalties to the NYBC under the Company’s exclusive license to the patents ends on August 22, 2012. We recognized expense of approximately $523,000, $758,000, and $773,000 during 2008, 2007, and 2006, respectively, for royalty payments due to the NYBC related to the sales of FUZEON.

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman-La Roche LTD. (collectively the “Roche Entities”) and Trimeris alleging infringement of ‘Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was filed in the Eastern District of Texas (Marshal Division). FUZEON is an innovative HIV fusion inhibitor that was approved in 2003, having been developed by Roche in collaboration with the Company.

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On March 3, 2009, Trimeris and the Roche filed invalidity contentions with the court. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

Competition

We are engaged in a segment of the biopharmaceutical industry, the treatment of HIV, that is intensely competitive and changes rapidly. FUZEON competes, and our developmental stage HIV fusion inhibitor, TRI-1144, will compete, with numerous existing therapies. For example, there are approximately 30 different drugs that are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

FUZEON is delivered via twice daily subcutaneous injections, each delivering 90 mg of FUZEON. The other approved anti-HIV drugs are delivered orally at various dosing intervals. We believe that this delivery method is one factor that may limit FUZEON’s adoption as compared to other competing drugs. In addition, the WAC of FUZEON is approximately $29,700 for one year of therapy. This price is significantly higher than any of the other approved anti-HIV drugs. FUZEON’s price relative to other approved anti-HIV drugs may also limit patient demand.

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

In the latter part of 2007, Merck & Co., Inc. received FDA marketing approval for its integrase inhibitor, Raltegravir. Integrase inhibitors represent a novel class of antiretroviral drug and, like FUZEON, may be well-suited to therapy for treatment-experienced patients. Gilead Sciences, Inc. is also developing an integrase inhibitor (Elvitegravir) which is currently in clinical testing. Tibotec Therapeutics has developed a next generation non-nucleoside reverse transcriptase inhibitor (“NNRTI”) with activity against viruses that are resistant to earlier forms of NNRTIs. Tibotec’s drug, Etravirine, received FDA marketing approval in early 2008.

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

New developments in our areas of research and development are expected to continue at a rapid pace in both industry and academia. Our drug candidate TRI-1144, if successfully developed and approved, would face competition based on:

•	the safety and effectiveness of the product;

•	the convenience of the dosing regimen;

•	the timing and scope of regulatory approvals;

•	availability of manufacturing, sales, marketing and distribution capabilities;

•	reimbursement coverage;

•	price; and

•	patent position.

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

The steps required by the FDA before new drugs may be marketed in the United States include:

•	preclinical studies;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an IND;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for its intended use;

•	adequate control of a reliable manufacturing process;

•	submission to the FDA of a NDA; and

•	review and approval of the NDA by the FDA before the drug may be shipped or sold commercially.

In the United States, preclinical testing includes both culture and animal laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Certain laboratories involved in preclinical testing must comply with FDA regulations regarding good laboratory practices. Preclinical testing results are submitted to the FDA as part of the IND and, unless there is objection by the FDA, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND does not guarantee that human clinical trials will commence.

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

Our drug candidate TRI-1144 may not receive commercialization approval in any country on a timely basis, if at all, even after substantial time and expenditures. If we are unable to demonstrate the safety and effectiveness of our product candidate to the satisfaction of the FDA or foreign regulatory authorities, we will be unable to commercialize our drug candidate TRI-1144. This would have a material adverse effect on our business, financial condition, results of operations and market price of our stock. Even if regulatory approval of the drug candidate is obtained, the approval may limit the indicated uses for which the drug candidate may be marketed.

We, Roche and any existing or potential future collaborative partners, are also subject to various federal, state and local laws and regulations relating to:

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

The FDA, the FDA’s European counterpart, the EMEA. and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to providing approval to market a product. If, after receiving clearance from regulatory agencies, a material change is made in manufacturing equipment, location or process, additional regulatory review and approval may be required. Roche and the Company also must adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA, the EMEA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, it is determined that the equipment, facilities, or processes used in the manufacture of FUZEON do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. Companies must comply with all applicable FDA requirements. If they do not, they are subject to the full range of civil and criminal penalties available to the FDA.

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

Third-Party Reimbursement and Healthcare Reform Measures

In the United States and elsewhere, sales of prescription drugs depend, in part, on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for these therapies. If third-party payor reimbursements for any drugs we commercialize are not available or are not available at a level that will allow us or our potential collaborative partners to sell these drugs on a competitive basis, our results of operations will be materially and adversely affected. In addition, an increasing emphasis in the United States on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products. The announcement and/or adoption of these types of proposals or efforts could also materially and adversely affect our business, because the amount of revenues that we may potentially be able to generate in the future for any products we may commercialize could affect an investor’s decision to invest in us, the amount of funds we decide to spend now on clinical trial efforts, and/or our decision to seek regulatory approval for TRI-1144.

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

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently FUZEON is covered by Medicaid in all 50 states. In addition, all 50 of the state AIDS Drug Assistance Programs (“ADAPs”) and a majority of private insurers provide some amount of access to FUZEON. However, there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that can receive reimbursement for FUZEON under their plans, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs. We understand that Roche will continue to actively address these issues during 2009. Outside the United States, Roche has negotiated for reimbursement in most of the major markets.

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

Human Resources

As of February 20, 2009, we had 4 full-time employees, none of whom are technical scientific staff. None of our employees are covered by collective bargaining arrangements and management considers relations with our employees to be good.

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

We face intense competition in our efforts to increase sales of FUZEON as a commercially successful drug. If we are unable to compete successfully, our business will suffer.

We are engaged in the HIV treatment sector of the biopharmaceutical industry which is intensely competitive and changes rapidly. We expect that new developments by other companies and academic institutions in the areas of HIV treatment will continue at a rapid pace.

FUZEON competes with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example:

•

Approximately 30 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, Bristol-Myers Squibb, Gilead, Merck, Roche, Pfizer, Tibotec and Abbott Laboratories. Of the currently-approved drugs, only FUZEON is a viral fusion inhibitor.

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

FUZEON is delivered via a twice daily dosing by injection under the skin. All of the other currently approved drug treatments for HIV are delivered orally. Patients and physicians may not readily accept daily injections of an anti-HIV drug treatment, which would limit such a drug’s acceptance in the market and therefore its delivery method may limit the use of FUZEON compared to other competing drugs. Moreover, because peptides are expensive to manufacture, the price of FUZEON is higher than the prices of currently approved anti-HIV drug treatments. The wholesale acquisition cost, or WAC, of one year’s supply of FUZEON in the United States is approximately $29,700. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of FUZEON in combination with other anti-HIV drugs, and is more restrictive than the indication for other approved anti-HIV drugs. Physicians may not readily prescribe FUZEON due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

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

Roche manufactures FUZEON bulk drug substance at its facility in Boulder, Colorado. Roche coordinates the manufacture of FUZEON with the balance of its manufacturing efforts. We do not have input into the manufacturing and production schedule at Roche’s Boulder facility and Roche’s decisions in this area may result in significant additional cost and expense relating to the manufacture of FUZEON.

We have been named as defendants in a lawsuit in which Novartis Vaccines and Diagnostics, Inc. has alleged infringement of a patent in connection with the manufacture and sale of FUZEON. If we cannot resolve this lawsuit on favorable terms and at a reasonable expense, our business may be materially harmed.

In November 2007, Roche and Trimeris were informed that they had been named as defendants in a patent infringement suit by Novartis Diagnostics, Inc. (“Novartis”) related to the manufacture and sale of FUZEON (see Item 3, “Legal Proceedings”). In connection with its suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON. The sale of FUZEON is currently our only source of revenue.

In order to remain profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of FUZEON or expend significant resources to develop these capabilities.

We currently have insufficient internal resources to support and implement worldwide sales, marketing and distribution of pharmaceuticals. We currently rely on Roche for the sales, marketing and distribution of FUZEON, in accordance with the marketing terms contained in our Development and License Agreement with Roche. Roche may terminate this agreement at any time with advance notice. If Roche fails to adequately market FUZEON, we do not have the ability under our Development and License Agreement to establish our own sales, marketing or distribution capabilities. If Roche ceases to market FUZEON and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We may not be able to establish cost-effective sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

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

If sufficient amounts of FUZEON, cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected.

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

HIV is likely to develop resistance to FUZEON and our future drug candidate, which could adversely affect demand for FUZEON or our drug candidate TRI-1144 and harm our competitive position.

HIV is prone to genetic mutations that can produce viral strains resistant to particular drug treatments. HIV has developed resistance, in varying degrees, to each of the currently approved anti-HIV drug treatments, including FUZEON. As a result, combination therapy, or the prescribed use of three or more anti-HIV drugs, has become the preferred method of treatment for HIV-infected patients, because in combination these drugs may prove effective against strains of HIV that have become resistant to one or more drugs in the combination. In the clinical trials we have conducted to date, HIV has demonstrated the ability to develop resistance to FUZEON, as it has with respect to all other currently-marketed anti-HIV drugs. If HIV, in a wide patient population, in a short time period, develops resistance to FUZEON or our other drug candidate when used in combination therapy, it would adversely affect demand for FUZEON or TRI-1144 and harm our competitive position.

Our business is based on a novel technology called fusion inhibition, and unexpected side effects or other characteristics of this technology may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidate TRI-1144.

The technology platform underlying our drug development program is novel because it was designed to discover drug candidates that treat viral infection by preventing the virus from fusing to and entering host cells that viruses use to reproduce themselves. Historically, anti-HIV therapy has primarily involved the inhibition of specific viral enzymes that are necessary for HIV to replicate. We are not aware of any other approved anti-HIV pharmaceutical products that target the inhibition of viral fusion. As a result, existing preclinical and clinical data on the safety and efficacy of this technology are somewhat limited. Although the most common adverse side effect reported with respect to FUZEON to date has been mild to moderate local skin irritations at the site of injection, we may discover other unacceptable side effects of our drugs including side effects that may only become apparent after long-term exposure. We may also encounter technological challenges relating to these technologies and applications in our research and development programs that we may not be able to resolve. Any such unexpected side effects or technological challenges may delay or otherwise adversely affect the development, regulatory approval and/or commercialization of our drug candidate.

In order to move forward with the development and commercialization of TRI-1144 we would need to partner with a company that has the requisite expertise and capabilities related to the development, sale, marketing and distribution of drugs.

We currently have insufficient internal resources to support and implement worldwide development, sales, marketing and distribution of pharmaceuticals. Following a successful Phase I clinical trial for TRI-1144, should the Company decide to move forward with the development and commercialization of TRI-1144, we may not be able to establish cost-effective development, sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock. We currently do not have any plans to develop and commercialize TRI-1144 beyond the recently completed Phase I single ascending dose trial.

If we cannot maintain commercial manufacturing arrangements with third parties on acceptable terms, or if these third parties do not perform as agreed, the commercial development of FUZEON or our drug candidate TRI-1144 could be delayed or otherwise materially and adversely affected.

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We and Roche have selected Roche’s facility in Boulder, Colorado to manufacture commercial quantities of the bulk drug substance of FUZEON. We and Roche have selected one of Roche’s manufacturing facilities to produce the finished drug product from such bulk drug substance through a process involving lyophilization, or freeze-drying. The manufacture of pharmaceutical products requires significant expertise and capital investment. Moreover, under our agreement with Roche, we are required to reimburse a portion of the expenses incurred by Roche in connection with its manufacture of FUZEON. Third-party manufacturers of pharmaceutical products often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturers, including Roche, may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce and market FUZEON and our other drug candidate TRI-1144. The number of third-party manufacturers with the expertise and facilities to manufacture bulk drug substance of FUZEON on a commercial scale is extremely limited. In addition, only a limited number of third party manufacturers have the capability to produce a finished drug product on a commercial scale through a process involving lyophilization.

Roche’s facility in Boulder, Colorado is the only facility manufacturing FUZEON bulk drug substance. In the event the intended manufacturing plan generates insufficient supplies of FUZEON, or the Boulder facility ceases operation for any reason, we do not have an alternate manufacturing plan in place at this time and it would take a significant amount of time to arrange for alternative manufacturers. We do not have insurance to cover any shortages or other problems in the manufacturing of FUZEON or our other drug candidate TRI-1144. If our third-party manufacturers, including Roche, fail to deliver the required commercial quantities of bulk drug substance or finished drug product on a timely basis and at commercially reasonable prices, and we fail to promptly find one or more replacement manufacturers or develop our own manufacturing capabilities at a substantially equivalent cost and on a timely basis, the commercial development of FUZEON or our other drug candidate TRI-1144 could be delayed or otherwise materially and adversely affected. Dependence upon third parties for the manufacture of FUZEON or our other drug candidate TRI-1144 may harm our ability to develop and deliver products on a timely and competitive basis.

If Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize our drug candidate.

The FDA and other regulatory authorities must approve the facilities that will be used to manufacture commercial quantities of any drug candidates before commencement of commercial sales. In addition, these authorities require that our products be manufactured according to good manufacturing practice regulations. The failure by us, Roche or other third-party manufacturers to maintain current good manufacturing practices compliance and/or our failure to increase our manufacturing processes as needed to meet demand for our drugs could lead to refusal by the FDA to approve marketing applications. Failure in either respect could also be the basis for action by the FDA to withdraw approvals previously granted and for other regulatory action.

In addition, if we change the source or location of supply or modify the manufacturing process with respect to FUZEON or our other drug candidate, regulatory authorities will require us to demonstrate that the product produced by the new source or location or from the modified process is equivalent to the product used in any clinical trials we have conducted. If we are unable to demonstrate this equivalence, we will be unable to manufacture products from the new source or location of supply or use the modified process. As a result, we may incur substantial expenses in order to ensure equivalence, and our ability to generate revenues may be harmed.

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

Although we own or exclusively license approximately 43 issued United States patents, and numerous pending United States patent applications, corresponding foreign patents and patent applications, including issued patents and patent applications relating to FUZEON, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure how much protection, if any, our patents will provide if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us. Further, we cannot assure that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues or is otherwise published, we cannot assure that others have not filed patent applications for technology covered by our pending applications. Moreover, we cannot assure that we were the first to invent the technology, which, under U.S. patent law, is a prerequisite to obtaining patent coverage. In the event that a third party has also filed a U.S. patent application on the technology, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, i.e., which party was the first to invent. The costs of these proceedings can be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

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

The intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidate TRI-1144.

Other companies, universities and research institutions conduct research and development efforts in market segments, including viral fusion inhibition and the treatment of HIV infection, where we and our collaborators focus research and development activities. In addition to the recent suit by Novartis (see above), we cannot assure you that other third parties will not assert patent infringement or other intellectual property claims against us or our collaborators with respect to technologies used in FUZEON or any potential drug candidate. Any additional claims that might be brought against us relating to infringement of third party patents may cause us to incur additional significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our drug development efforts or other business operations. As a result of a patent infringement suit brought against us, we may have to cease or delay development activities, unless that party is willing to grant us rights to use its intellectual property. Thus we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential drugs. Those licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential drugs at all or we may encounter significant delays in drug development while we redesign potentially infringing drugs or methods.

Uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

In the United States and elsewhere, sales of prescription drugs depend, in part, on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for this therapy. If third-party payor reimbursements for FUZEON or our other drug candidate TRI-1144 that we commercialize are not available or are not available at a level that will allow us or our current or future collaborative partners to sell these drugs on a competitive basis, our results of operations will be materially and adversely affected. In addition, emphasis in the United States on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products. The announcement and/or adoption of these types of proposals or efforts could also materially and adversely affect our business, because the amount of revenue that we may potentially be able to generate in the future for FUZEON or our other drug candidate could affect an investor’s decision to invest in us, the amount of funds we decide to spend now on our development and clinical trial efforts, and/or our decision to seek regulatory approval for our drug candidate TRI-1144.

The wholesale acquisition cost or WAC of a one year supply of FUZEON in the United States is approximately $29,700. A high drug price could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently FUZEON is covered by Medicaid in all 50 states. In addition, all of the 50 state AIDS Drug Assistance Programs, or ADAPs, and a majority of private insurers provide some amount of access to FUZEON. However there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that they will provide reimbursement for FUZEON, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs.

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

If the testing or use of FUZEON or our drug candidate TRI-1144 harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products, such as undesirable side effects or injury during clinical trials or therapeutic use. In addition, the use in our clinical trials of drugs that we or our potential collaborators may develop and the subsequent sale of these drugs by us or our potential or current collaborators may expose us to liability risks relating to these drugs.

We have obtained an advanced medical technology policy which includes limited product liability insurance coverage for our marketed product and clinical trials in the amount of $10.0 million per occurrence and $10.0 million in the aggregate. However, insurance coverage is becoming increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against potential liabilities. Furthermore, our collaborators or licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage or indemnification payments that may be obtained by us could have a material adverse effect on our financial condition.

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

Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

•	the market acceptance and sales levels for FUZEON;

•	the successful commercialization of FUZEON by Roche;

•	the status and progress of our collaborative agreement with Roche;

•	the status of our research and development activities;

•	the timing of regulatory actions;

•	our ability to establish manufacturing, sales, marketing and distribution capabilities, either internally or through relationships with third parties;

•	technological and other changes in the competitive landscape;

•	changes in our existing or future research and development relationships and strategic alliances; and

•	the commercial viability of FUZEON or TRI-1144.

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

Our charter requires that we indemnify our directors and officers to the fullest extent permitted by Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement of an action, suit or proceeding brought against any of them by reason of the fact that he or she is or was a director or officer of Trimeris. In addition, expenses incurred by a director or officer in defending any such action, suit or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and executive officers. In furtherance of these obligations, we maintain directors’ and officers’ insurance in the amount of $40 million. Our policies expire in October 2009. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of our insurance coverage may be decreased.

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

The Nasdaq Global Market may delist our securities, which could limit investors’ ability to trade in our securities.

Our common stock currently trades on the Nasdaq Global Market. Nasdaq’s Marketplace Rules require, among other things, that the Company’s Audit Committee have at least three members. On December 16, 2008, the Company announced that Kevin C. Tang had resigned from the Company’s Board of Directors on December 15, 2008. Mr. Tang was a member of the Company’s Audit Committee, and, as a result of his resignation, the composition of the

Company’s Audit Committee was reduced from three members to two members. On December 18, 2008, the Company received a letter from the Nasdaq Listing Qualifications Department indicating that the Company was not in compliance with Nasdaq Marketplace Rules with respect to audit committee composition requirements as a result of Mr. Tang’s resignation. Consistent with Marketplace Rule 4350(d)(4), Nasdaq has provided the Company with a cure period, which runs until the earlier of December 15, 2009 or the Company’s next annual meeting of stockholders, to regain compliance. If the Company’s annual meeting of stockholders is held before June 15, 2009, then compliance with the listing standard must be achieved no later than June 15, 2009. If the Company is not able to comply with this requirement by the end of the cure period, NASDAQ may delist our common stock. If our common stock is delisted by Nasdaq, the trading market for our common stock would likely be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES

We lease approximately 61,000 square feet of laboratory and office space at 3500 Paramount Parkway, Morrisville, North Carolina. We lease this space under a sublease agreement that expires on January 23, 2015 and are exploring options to sub-lease this facility and reduce our facilities expense.

In 2008, we relocated our corporate office to 2530 Meridian Parkway, Durham, North Carolina. We lease approximately 450 square feet of office space at this location.

ITEM 3.    LEGAL PROCEEDINGS

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman- La Roche LTD. (collectively the “Roche Entities”) and Trimeris alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was filed in the Eastern District of Texas (Marshal Division). FUZEON is an innovative HIV fusion inhibitor that was approved in 2003, having been developed by Roche in collaboration with the Company.

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On March 3, 2009, Trimeris and the Roche filed invalidity contentions with the court. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking unspecified money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Market (formerly known as the Nasdaq National Market System) under the Nasdaq symbol “TRMS” since our initial public offering at $12.00 per share was consummated on October 7, 1997. During 2008, we paid approximately $55.5 million in special dividends to our shareholders. As of February 26, 2009, we had approximately 139 stockholders of record. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the NASDAQ Global Market.

	Year ended December 31,
	2008		2007
	High	Low	High	Low
1st Quarter	$7.29	$5.58	$13.72	$6.50
2nd Quarter	$7.64	$4.55	$8.16	$6.53
3rd Quarter	$5.81	$3.12	$7.81	$5.79
4th Quarter	$3.81	$1.34	$8.21	$6.10

On May 8, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. On December 9, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.00 per share of common stock to stockholders of record on December 19, 2008. The aggregate dividend payments totaled approximately $55.5 million and were based on the number of shares of common stock outstanding.

Prior to 2008, we had not declared or paid any dividends since inception. Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations, general business conditions and any other factors our Board of Directors deems relevant.

Issuer Repurchases of Equity Securities

During 2008, the Company’s Board of Directors authorized a share repurchase program to purchase up to $17 million of shares in connection with an overall $50 million return of capital to Trimeris shareholders. We did not repurchase any equity securities of the Company during the year and quarter ended December 31, 2008. The authorization for the share repurchase program has since expired.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008, information about our equity compensation plans that have been approved by our stockholders, including the number of shares of our common stock exercisable under all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	2,578,000	(1)	$18.11	(1)	545,000	(2)
Equity Compensation Plans Not Approved by Stockholders	N/A		N/A		N/A

(1)	This amount includes the following awards granted pursuant to the Amended and Restated Stock Incentive Plan:
•	2,463,000 shares issuable upon the exercise of outstanding stock options.
•

115,000 restricted stock shares. Since these restricted stock awards are freely transferable upon vesting and have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

(2)	This amount includes 299,000 options remaining available as of December 31, 2008 for grant under the Trimeris, Inc. 2007 Stock Incentive Plan, and 246,000 shares issuable under the Trimeris, Inc. 2007 Employee Stock Purchase Plan.

Stock Performance Graph

The graph above assumes dividend reinvestment for Trimeris. Trimeris declared and paid $2.50 per share in special cash dividends during 2008 ($1.50 per share in May 2008 and $1.00 per share in December 2008.)

The table compares the yearly percentage change in the cumulative total stockholder return on Trimeris common stock during the five fiscal years ended December 31, 2008 with cumulative total return on the Nasdaq stock market and the Nasdaq Pharmaceuticals index. The comparison assumes $100 was invested on December 31, 2003 in Trimeris common stock and in each of such indices and assumes reinvestment of any dividends.

CUMULATIVE TOTAL RETURN

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
TRIMERIS, INC.	$100	$67.67	$54.87	$60.70	$33.33	$18.34
NASDAQ STOCK MARKET-US	$100	$108.84	$111.16	$122.11	$132.42	$63.80
NASDAQ PHARMACEUTICALS	$100	$156.26	$172.08	$168.44	$177.14	$164.82

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Revenue:
Milestone revenue	$265	9,435	$3,430	$1,722	$2,152
Royalty revenue	11,354	15,727	11,812	8,784	4,556
Collaboration income (loss)	8,994	24,223	21,738	8,553	(16,125)

Total revenue and collaboration income (loss)	20,613	49,385	36,980	19,059	(9,417)

Operating expenses:
Research and development expense	5,118	12,883	18,333	18,274	21,313
General and administrative expense	7,712	11,100	12,453	9,436	10,151
Loss/(gain) on sale of equipment	461	(24)	(7)	9	—

Total operating expenses	13,291	23,959	30,779	27,719	31,464
Operating income (loss)	7,322	25,426	6,201	(8,651)	(40,881)

Other income (expense):
Interest income	2,063	3,010	1,987	1,300	953
Interest expense	(348)	(635)	(781)	(746)	(160)
Loss on investments	(1,347)	—	—	—	—

Total other income	368	2,375	1,206	554	793

Income (loss) before taxes and cumulative effect of change in accounting principle	7,690	27,801	7,407	(8,106)	(40,088)
Income tax (benefit) provision	(319)	376	275	—	—

Income (loss) before cumulative effect of change in accounting principle	8,009	27,425	7,132	(8,106)	(40,088)
Cumulative effect of change in accounting principle	—	—	252	—	—

Net income (loss)	$8,009	27,425	7,384	(8,106)	(40,088)

Basic income (loss) per share before cumulative effect of accounting change	$0.36	1.24	$0.33	$(0.37)	$(1.86)
Accounting change	—	—	0.01	—	—

Basic net income (loss) per share	$0.36	1.24	$0.34	$(0.37)	$(1.86)

Diluted net income (loss) per share before cumulative effect of accounting change	$0.36	1.24	$0.33	$(0.37)	$(1.86)
Accounting change	—	—	0.01	—	—

Diluted net income (loss) per share	$0.36	1.24	$0.34	$(0.37)	$(1.86)

Weighted average shares used in basic per share computations	22,182	22,065	21,895	21,736	21,608

Weighted average shares used in dilutive per share computations	22,271	22,085	22,005	21,736	21,608

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash, cash equivalents and investment securities	$31,577	$69,592	$48,639	$36,889	$48,402
Working capital	28,543	74,365	53,573	40,733	49,204
Total assets	44,212	94,121	74,903	60,142	64,820
Accumulated deficit	(335,652)	(343,661)	(371,086)	(378,470)	(370,364)
Total stockholders’ equity	21,022	67,322	37,772	24,373	30,346

Selected Quarterly Financial Data

(in thousands, except per share data)

(unaudited)

	Q1 2008	Q2 2008	Q3 2008	Q4 2008
Statements of Operations Data:
Revenue:
Milestone revenue	$66	$66	$67	$66
Royalty revenue	2,840	2,450	3,373	2,691
Collaboration income	2,682	2,227	1,961	2,124

Total revenue and collaboration income	5,588	4,743	5,401	4,881

Operating expenses:
Research and development	1,719	1,348	572	1,479
General and administrative	1,692	2,567	1,519	1,934
(Gain)/loss on disposal of equipment	(418)	924	(10)	(35)

Total operating expenses	2,993	4,839	2,081	3,378

Operating income (loss)	2,595	(96)	3,320	1,503

Other income (expense):
Interest income	822	537	397	307
(Loss)/gain on investments	(738)	50	(15)	(644)
Interest expense	(94)	(95)	(96)	(63)

Total other income (expense)	(10)	492	286	(400)

Income before taxes	2,585	396	3,606	1,103
Income tax (benefit) provision	257	(194)	47	(429)

Net income	$2,328	$590	$3,559	$1,532

Basic net income per share	$0.11	$0.03	$0.16	$0.07
Diluted net income per share	$0.10	$0.03	$0.16	$0.07
Weighted average shares used in basic per share computations	22,167	22,186	22,186	22,186

Weighted average shares used in diluted per share computations	22,252	22,271	22,271	22,271

	Q1 2007	Q2 2007	Q3 2007	Q4 2007
Statements of Operations Data:
Revenue:
Milestone revenue	$9,208	$83	$78	$66
Royalty revenue	3,862	3,219	4,781	3,865
Collaboration income	4,368	5,806	5,518	8,531

Total revenue and collaboration income	17,438	9,108	10,377	12,462

Operating expenses:
Research and development	3,097	2,959	3,809	3,018
General and administrative	6,539	1,937	1,674	950
Gain on disposal of equipment	(2)	(5)	—	(7)

Total operating expenses	9,634	4,891	5,483	3,961

Operating income	7,804	4,217	4,894	8,501

Other income (expense):
Interest income	670	727	815	808
Interest expense	(201)	(203)	(115)	(116)

Total other income	469	524	700	692

Income before taxes	8,273	4,741	5,594	9,193
Income tax provision	122	66	54	134

Net income	$8,151	$4,675	$5,540	$9,059

Basic net income per share	$0.37	$0.21	$0.25	$0.41
Diluted net income per share	$0.37	$0.21	$0.25	$0.41
Weighted average shares used in basic per share computations	22,008	22,043	22,108	22,117

Weighted average shares used in diluted per share computations	22,124	22,184	22,132	22,141

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

OVERVIEW

Trimeris is a biopharmaceutical company primarily engaged in the commercialization of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product offers a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

Overview of 2008

Despite declining FUZEON sales, the Company maintained positive cash flow from operations. This result was primarily driven by world wide sales of FUZEON and lower operating expenses due to termination of our research and development activities. During the year, several notable events occurred:

Competition—FUZEON sales have been significantly impacted by the recent market introduction of three new oral HIV agents. As these new orally available agents achieved more widespread use, we saw a significant drop in FUZEON sales. Net sales of FUZEON for 2008 were $167.0 million, down 37 percent from $266.8 million in 2007. Net sales of FUZEON in the U.S. and Canada for 2008 were $64.2 million, down 48 percent from $124.3 million in 2007. Net sales of FUZEON outside the U.S. and Canada for 2008 were $102.8 million, down 28 percent from $142.5 million in 2007.

Special Cash Dividends—We declared and paid a total of $55.5 million in special cash dividends during 2008.

Income Taxes—We recognized an income tax benefit in the fourth quarter of 2008 due to the release of a portion of the valuation allowance based on near-term forecasted income exceeding the limitation placed on our net operating losses. The benefit recognized reflects the limitation on utilization of the Company’s net operating losses as described below.

At December 31, 2008, the Company has net operating loss carryforwards (“NOLs”) for federal tax purposes of approximately $302.4 million, which expire in varying amounts between 2018 and 2025. We determined that an ownership change under Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended, occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.8 million of NOL carryforwards will be available for utilization prior to 2025.

The Company has state net economic losses of approximately $257.6 million, which expire in varying amounts between 2009 and 2020. The Company is currently assessing the impact of the ownership change under Section 382 on the ability to utilize the state net economic losses. Currently the Company believes that the impact is de minimus.

The Company has research and development credits of $9.1 million, which expire in varying amounts between 2013 and 2026. The Company has AMT credit carryforwards of approximately $800,000 which are available to reduce regular Federal income taxes, if any, over an indefinite period. The utilization of the research and development credits and the AMT credit carryforwards are subject to limitation under IRC Sections 382 and 383 such that the Company does not expect to recognize any tax benefit from such credits or carryforwards.

In 2009 and beyond, the amount of income taxes that we pay will increase as our ability to utilize NOL’s is limited to $457,000 per year.

Outlook for 2009

2009 will continue to be a year of transition for Trimeris:

•	Strategic Alternatives—We will continue to evaluate strategic alternatives to enhance shareholder value.

•	Profitability—We will focus our efforts on maintaining profitability based on FUZEON sales.

•

Competition—Recently, weekly prescription trends for FUZEON have begun to stabilize. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens

•

FUZEON Sales and Marketing—We believe that our selling and marketing expense in 2009 will be lower than 2008, as we have exercised again our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent.

•

Novartis Litigation—We, along with our partner Roche, are working with outside counsel to come to the most expedient and satisfactory resolution of the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

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

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amends the terms of both the Development and License Agreement and the Research Agreement (defined below). This amendment states that all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON, shall belong now solely to Trimeris. The returned intellectual property covers both research and development stage molecules, including T-1249. Currently, there are no patients being treated with T-1249. Following the March 2007 amendment, Roche is only responsible for one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve month sales threshold for FUZEON in the United States and Canada.

Collaboration Income and Loss

Currently, our only significant source of revenue is from the sale of FUZEON. Gross profit and royalty revenue from the sale of FUZEON exceeded the selling, marketing and other charges for the years ended December 31, 2008, 2007 and 2006, resulting in positive cash flow from the Development and License Agreement.

Product sales of FUZEON began in the United States on March 27, 2003 and are recorded by Roche. Under the Development and License Agreement, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, which is reported as collaboration income in the statements of operations as a component of revenue. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income is reported as collaboration income as a component of revenue. Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

For the years ended December 31, 2008, 2007 and 2006, Trimeris has recorded its share of selling and marketing expenses in accordance with terms and conditions of agreements we executed with Roche.

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, the Company revised its estimate of the date that payments will begin from 2017 to 2022. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. The total liability of $18.3 million and $17.9 million at December 31, 2008 and 2007, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs. With respect to both 2008 and 2007, there are no accrued marketing costs.

Manufacturing Amendment

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, setting forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment amends and supplements the terms of the Development and License Agreement and addresses several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche will be responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche will therefore be financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the U.S. and Canada. In addition, Roche will be responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will determine the schedule for converting supply chain materials that are in inventory as of that date into product.

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

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this review, the Company expected to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. At December 31, 2008, we had capitalized costs of $11.5 million, and expect to pay approximately $285,000 per quarter through June 2009. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. Through December 31, 2008, the Company’s share of this credit was approximately $2.0 million. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment—Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

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

The following table summarizes our research and development expenses since inception (in thousands):

Project	2008	2007	2006	1993-2005	Cumulative
Fuzeon	$1,002	$515	$4,177	$222,991	$228,685
T-1249	—	67	176	30,986	31,229
Next Generation Fusion Inhibitors	1,036	7,546	4,899	16,280	29,761
Early stage research	—	—	3,011	2,267	5,278
Other (comprised mostly of management personnel, patent costs and overhead allocation costs)	2,715	4,855	4,177	10,802	22,549

All projects	4,753	12,983	16,440	283,326	317,502
SFAS 123R expense	365	(100)	1,893	—	2,158

Total research and development	$5,118	$12,883	$18,333	$283,326	$319,660

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by operating activities	$17,045	$21,592	$12,177
Net cash provided (used) by investing activities	20,110	(19,115)	(6,152)
Net cash (used) provided by financing activities	(55,468)	173	468

Net (decrease) increase in cash and cash equivalents	(18,313)	2,650	6,493
Cash and cash equivalents, beginning of period	32,702	30,052	23,559

Cash and cash equivalents, end of period	$14,389	$32,702	$30,052

Operating Activities:    Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments received from Roche under our Development and License Agreement with Roche.

In 2008, 2007 and 2006, the cash provided by operating activities primarily resulted from worldwide sales of FUZEON offset, in part, by cash used to fund research and development relating to FUZEON, and other product candidates, primarily TRI-1144, and marketing costs for the commercialization of FUZEON. In 2009, cash used in operating activities will depend on several factors including the sales, cost of sales and marketing expenses related to the sale of FUZEON (profitability of the collaboration with Roche) and the amount of money Roche deploys into post marketing commitments for FUZEON (development expenses).

Investing Activities:    In 2008, cash provided by investing activities was primarily due to net maturities of investment securities available-for-sale of $19.7 million and the proceeds from the sale of equipment of $1.0 million offset, in part, by patent costs of $668,000. In 2009, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on patent costs in 2009 to approximate the spending in 2008. We do not expect to purchase any property, furniture and equipment in 2009.

In 2007, cash used by investing activities was primarily due to the reclassification of the investment of approximately $16.2 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The Company, therefore, reclassified this investment to short-term investments from cash equivalents, based on information provided by the Fund manager. At December 31, 2008, the Fund’s NAV was $0.8266 per share and the Company’s investment was $3.4 million. At December 31, 2007, the Fund’s NAV was $0.9874 per share. Cash used by investing activities also resulted from net purchases of investment securities available-for-sale of $2.3 million, purchases of property, furniture and equipment of $264,000 and patent costs of $384,000.

In 2006, cash used by investing activities was primarily due to net purchases of investment securities available-for-sale of $5.3 million, purchases of property, furniture and equipment of $485,000 and patent costs of $421,000.

Financing Activities:    In 2008, cash used in financing activities was due to the payment of approximately $55.5 million in special dividends. In 2007 and 2006, the cash provided by financing activities was due to the exercise of employee stock options and purchases of our stock under the employee stock purchase plan.

Total Cash, Cash Equivalents and Investment Securities Available-For-Sale.    As of December 31, 2008, we had $31.6 million in cash and cash equivalents and investment securities available-for-sale, compared to $69.6 million as of December 31, 2007. The decrease is primarily a result of the special cash dividends that we paid in 2008, offset in part by cash provided by operating activities during the year ended December 31, 2008.

Future Capital Requirements.    We have expended, and expect to continue to expend in the future, substantial funds in the following areas:

•	expenditures for marketing activities related to FUZEON; and

•	legal costs to defend the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

Based on expected sales levels of FUZEON, expenses related to the sale of FUZEON, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, and litigation expenses, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our operating expenses for the foreseeable future.

Contractual Obligations.    The following table summarizes our material contractual commitments at December 31, 2008.

Contractual Obligations****	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Operating leases*	$1,569	$1,600	$1,632	$1,666	$1,698	$1,877	$10,042
Other contractual obligations**	570	—	—	—	—	—	570
Reduction in workforce***	863	—	—	—	—	—	863
Other long-term liabilities reflected on the Balance Sheet****	—	—	—	—	—	22,204	22,204

	$3,002	$1,600	$1,632	$1,666	$1,698	$24,081	$33,679

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory building. In the second quarter of 2008, the Company relocated its corporate offices and shut down this facility. The Company is liable for all remaining lease payments if it does not sublease the facility and is actively looking for a sublease tenant for the offices and laboratory building.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At December 31, 2008, we have capitalized costs of $11.5 million, and expect to pay approximately $285,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	During 2006 and 2007, the Company reduced its workforce and accrued amounts related to severance and other costs.
****	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, we revised our estimate of the date that payments will begin from 2017 to 2022.

During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the year ended December 31, 2008, we increased this liability by $348,000. The total liability of $18.3 million at December 31, 2008, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

New York Blood Center—In addition, under its license agreement with the NYBC, the Company makes payments based on a contracted term.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2008, 2007 and 2006

Revenues

The table below presents our revenue sources for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,			2008 to 2007 Increase (Decrease)	2007 to 2006 Increase (Decrease)
	2008	2007	2006
Milestone revenue	$265	$9,435	$3,430	$(9,170)	$6,005
Royalty revenue	11,354	15,727	11,812	(4,373)	3,915
Collaboration income	8,994	24,223	21,738	(15,229)	2,485

Total revenue and collaboration income	$20,613	$49,385	$36,980	$(28,772)	$12,405

Milestone revenue:    Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents our achieved milestones from Roche as of December 31, 2008. We are recognizing these milestones on a straight-line basis.

	Milestone Total		Date Achieved	Total Revenue Recognized Through December 31, 2008	Revenue Recognized for year ended December 31, 2008	End of Recognition Period
	(in thousands)
	$4,600	*	July 1999	$4,600	$—	**
	2,000		October 2000	2,000	—	**
	8,000		March 2003	8,000	—	**
	5,000		May 2003	5,000	—	**
	2,500		June 2003	1,321	199	November 2014***
	750		June 2004	294	66	November 2014***
	2,500		January 2006	2,500	—	**

Total	$25,350			$23,715	$265

*	Roche made a nonrefundable initial cash payment to the Company of $10 million during 1999. In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10 million up-front payment received from Roche. We had deferred $4.6 million over the research and development period. This deferred amount was the net of the $10 million up-front payment and the $5.4 million for the warrant.
**	On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development ended.
***	During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through this date. The original expiration of the associated patents was June 2013.

In 2008, we recognized approximately $9.2 million less in milestone revenue when compared to 2007, primarily as a result of the acceleration of milestone revenue into the first quarter of 2007 (see ** discussion above) as well as the patent extension that occurred during the third quarter of 2007.

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

Total royalty revenue decreased for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily as a result of the introduction of competitive entrants. Typically we have noticed that the effect of competitive entrants lags by one year when compared to the market in the U.S. We expect royalty revenue in 2009 to be lower than that of 2008.

Total royalty revenue increased for the year ended December 31, 2007 compared to the year ended December 31, 2006 as a result of sales in new countries being initiated.

The table below presents net sales outside the United States and Canada for the years ended December 31, 2008, 2007 and 2006. FUZEON was launched in June 2003 in the European Union.

	Years ended December 31,			2008 to 2007 Increase (Decrease)	2007 to 2006 Increase (Decrease)
	2008	2007	2006
Total net sales outside the United States and Canada (as recorded by Roche)	$102,840	$142,450	$114,790	$(39,610)	$27,660

Collaboration Income:    The table below presents our collaboration income for the United States and Canada for the years ended December 31, 2008, 2007 and 2006. Collaboration income is reported on our statements of operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. FUZEON was launched in March 2003.

	Years Ended December 31,			Increase (Decrease)	Increase (Decrease)
	2008	2007	2006
Gross Fuzeon sales by Roche	$80,066	$147,454	$152,166	(67,388)	$(4,712)
Sales adjustments	(15,911)	(23,108)	(18,005)	7,197	(5,103)
Sales adjustments as a % of Gross Sales	20%	16%	12%

Net sales	64,155	124,346	134,161	(60,191)	(9,815)
Cost of goods sold	(24,230)	(45,486)	(44,295)	21,256	(1,191)
Cost of goods sold credit	—	10,940	—	(10,940)	10,940.0

Total cost of goods sold	(24,230)	(34,546)	(44,295)	10,316	9,749
Cost of goods sold as a % of Net Sales	38%	28%	33%

Gross profit	39,925	89,800	89,866	(49,875)	(66)
Gross profit as a % of Net Sales	62%	72%	67%
Selling and marketing expenses	(20,894)	(36,590)	(45,809)	15,696	9,219
Other costs	(3,004)	(3,248)	(3,434)	244	186

Total shared profit and loss	16,027	49,962	40,623	(33,935)	9,339
Trimeris share*	9,517	24,981	22,511	(15,464)	2,470
Costs exclusive to Trimeris, Inc.	(523)	(758)	(773)	235	15

Collaboration income	$8,994	$24,223	$21,738	(15,229)	$2,485

*	The Company’s contribution to selling and marketing expenses was limited in 2008 and 2006. As a result, the Company’s and Roche’s share of the collaboration income was not equal in 2008 or 2006. In 2007, the Company entered into a letter agreement with Roche related to the sharing of sales and marketing expenses of FUZEON on a 50/50 basis for 2007.

Gross FUZEON sales by Roche:    Gross FUZEON sales are recorded by Roche. Revenue from product sales is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits sold and shipped to wholesalers in the U.S. and Canada during 2008, 2007, and 2006.

Kits Shipped	2008	2007	2006
Q1	9,600	17,900	17,100
Q2	9,000	19,200	19,800
Q3	7,900	17,600	19,900
Q4	9,500	17,500	22,900

Total	36,000	72,200	79,700

FUZEON sales have been significantly impacted by the recent market introduction of three new oral HIV agents. As these new orally available agents achieved more widespread use, we saw a significant drop in FUZEON sales. We believe that in the near future FUZEON sales will stabilize. It is our view that the long-term effect of novel drug regimens based on new market entrants will be influenced by the clinical success or failure of non-FUZEON containing treatment regimens prescribed for treatment-experienced patients.

Sales adjustments:    Sales adjustments are recorded by Roche based on its experience with selling FUZEON. Sales adjustments for 2008 were higher than our expectations for the year as a result of unforeseen Medicaid rebates. Sales adjustments for 2007 were within our expectations for the year. Roche adjusted some of its reserves at the end of 2006 resulting in an overall lower sales adjustment. We expect sales adjustments to range between 16% to 18% of gross sales in 2009.

Cost of goods sold:    In the fourth quarter of 2007, we entered into discussions with Roche related to the models used to calculate cost of goods sold for FUZEON. During the course of the discussions, we and Roche concluded that the models being used resulted in an overestimate in the costs of goods sold being charged to the collaboration. As a result, the collaboration received a credit of approximately $10.9 million, of which Trimeris’ share was approximately $5.5 million, for over charges to FUZEON cost of goods sold during the period from 2003 to 2006. The credit appears in the calculation of collaboration income for the fourth quarter of 2007.

Cost of goods sold is dependent on many factors, which are outside of the Company’s control, including plant utilization, staffing levels and purchasing volumes. Therefore, we cannot accurately determine if future cost of goods sold as a percentage of net sales will increase, decrease or remain the same. We expect cost of goods sold to range between 37% and 40% of net sales for 2009.

Selling and marketing expenses:    Selling and marketing expenses for the year ended December 31, 2008 were lower than those for the year ended December 31, 2007 as we exercised our rights under the Development and License Agreement which prevents Roche from adopting a budget for the marketing of FUZEON above certain limits without the agreement of Trimeris. We believe that this impacted the total selling and marketing spend at Roche for 2008 when compared to 2007. We believe that our selling and marketing expense in 2009 will be lower than 2008 as we have exercised again our rights under the Development and License Agreement which prevents Roche from adopting a budget for the marketing of FUZEON above certain limits without the agreement of Trimeris.

Selling and marketing expenses for the year ended December 31, 2007 were lower than those for the year ended December 31, 2006 as a result of efficiencies identified with Roche.

Other costs:    Other costs for the year ended December 31, 2008 were comparable to the year ended December 31, 2007. Other costs primarily comprise general and administrative and distribution charges. Trimeris is responsible for 50% of these costs under the Development and License Agreement. We believe that other costs for 2009 will be higher than 2008 as we incur greater costs in the defense of the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

Other costs for the year ended December 31, 2007 were comparable to the year ended December 31, 2006.

Costs exclusive to Trimeris:    Costs exclusive to Trimeris for the years ended December 31, 2008, 2007 and 2006 comprise license fees for certain technology paid to a third party. Depending on the level of FUZEON sales in certain markets, we believe that other costs for 2009 will not exceed the amount incurred in 2008.

Research and Development Expenses

The table below presents our research and development expense for the years ended December 31, 2008, 2007, and 2006.

	Years ended December 31,			2008 to 2007 Increase (Decrease)	2007 to 2006 Increase (Decrease)
	2008	2007	2006
Total research and development expense	$5,118	$12,883	$18,333	$(7,765)	$(5,450)

Total research and development expenses include:

•	Development expenses for FUZEON, which we share equally with Roche; and

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

Total research and development expense:    Total research and development expense decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily as a result of:

•	decreased employee costs as a result of reduced headcount—after July 1, 2008, we did not staff any research and development functions;

•	decreased facilities costs as we no longer allocated facilities charges to research and development after July 1, 2008;

•	decreased costs for the development of our next generation fusion inhibitor peptide TRI-1144, which was concluded in the last half of 2008; and

•	offset, in part, by increased costs associated with patents. In the fourth quarter of 2008, we wrote off all patents related to T-1249.

Total research and development expense decreased for the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily as a result of:

•	decreased employee costs as a result of reduced headcount;

•	decreased expenses related to our employee share-based compensation;

•	decreased costs associated with ongoing post marketing commitments with the FDA for FUZEON; and

•

offset, in part, by increased costs for the development of our next generation fusion inhibitor peptide TRI-1144 and increased severance costs related to the reductions in workforce during 2007 for which we recorded an expense of $1.7 million in 2007.

Total research personnel were 0, 10 and 46 at December 31, 2008, 2007 and 2006, respectively. We expect research and development expenses, net of the reimbursements for FUZEON, to be lower in 2009, as compared to 2008. We believe that research and development expenses will be primarily related to the ongoing post marketing commitments for FUZEON with the FDA.

General and Administrative Expenses

The table below presents our general and administrative expense for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,			2008 to 2007 Increase (Decrease)	2007 to 2006 Increase (Decrease)
	2008	2007	2006
Total general and administrative expense	$7,712	$11,100	$12,453	$(3,388)	$(1,353)

Total general and administrative expense:    Total general and administrative expense decreased for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily as a result of:

•	decreased employee costs as a result of reduced headcount;

•	decreased consulting costs as we are no longer using the services of Hickey and Hill, LLC; and

•

offset, in part, by costs associated with the shut down of the corporate offices and research facility. As a result of this shut-down, the Company recorded a liability and non-cash expense of $913,000 based on the remaining rental payments reduced by estimated sublease rental income.

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

Total general and administrative employees were 4, 11 and 26 at December 31, 2008, 2007 and 2006, respectively. We expect general and administrative expenses to decrease in 2009, when compared to 2008, as a result our decreased general and administrative headcount, lease expenses and overall reduction in general and administrative expenses.

Loss/(Gain) on Disposal of Equipment:    The table below presents the loss/(gain) on the disposal of equipment for the years ended December 31, 2008, 2007 and 2006.

	Years ended December 31,			2008 to 2007 Increase (Decrease)	2007 to 2006 Increase (Decrease)
	2008	2007	2006
	(in thousands)
Loss/(gain) on disposal of equipment	$461	$(24)	(7)	485	(17)

The loss on disposal of equipment for 2008 is due to the Company writing off all remaining property, furniture or equipment due to relocating its corporate office and shutting down the previous facility.

Other Income (Expense)

The table below presents our other income (expense) for the years ended December 31, 2008, 2007, and 2006.

	Years ended December 31,			2008 to 2007 Increase (Decrease)	2007 to 2006 Increase (Decrease)
	2008	2007	2006
Interest income	$2,063	$3,010	$1,987	$(947)	$1,023
Loss on investments	(1,347)	—	—	(1,347)	—
Interest expense	(348)	(635)	(781)	287	146

Total other income	$368	$2,375	$1,206	$(2,007)	$1,169

Other income (expense) consists of interest income, loss on investments and interest expense. Interest income decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to the interest rate environment and lower cash balances as a result of the special cash dividends paid during 2008. Interest income increased for the year ended December 31, 2007, compared to the year ended December 31, 2006, as our average cash balance during 2007 was higher than 2006. We expect that interest income will decrease in 2009 compared to 2008 as we are entering 2009 with a lower cash balance compared to the beginning of 2008.

Loss on investments for the year ended December 31, 2008 relates to our investment in money market funds in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At December 31, 2008, the Fund’s NAV was $0.8266 per share and the Company’s investment was $3.4 million compared to the Fund’s NAV at December 31, 2007 of $0.9874 per share and the Company’s investment of $16.2 million. During 2008, the Company received $12.8 million of proceeds from liquidating its position in this Fund.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount. During the fourth quarter of 2008, the Company revised the estimated date that payments will begin from 2017 to 2022. As a result, we will accrete the marketing debt over a longer period of time resulting in lower interest expense in any particular period. In 2008, 2007 and 2006 we increased this liability by $348,000, $635,000 and $781,000, respectively, for accretion of interest. The total liability of $18.3 million at December 31, 2008 is reflected on our balance sheet under the caption “Accrued marketing costs.”

Income Tax Provision

During the year ended December 31, 2008, the Company recorded a current income tax provision of $187,000. The expense was due primarily to the current tax expense caused by the Alternative Minimum Tax (“AMT”). A full valuation allowance was recognized related to the benefit of the AMT credit. A deferred tax benefit of $506,000 was recorded related to the partial release of the valuation allowance related to Net Operating Loss (“NOL”) carryovers.

Net Operating Loss Carryovers

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

At December 31, 2008, the Company has NOLs for federal tax purposes of approximately $302.4 million, which expire in varying amounts between 2018 and 2025. Of the $302.4 million of available federal NOLs, the usage is limited to $457,000 per year until 2025 by the rules and regulations under IRC Section 382. The Company has state net economic losses of approximately $257.6 million, which expire in varying amounts between 2009 and 2020. The Company has research and development credits of $9.1 million, which expire in varying amounts between 2013 and 2026. The Company has AMT credit carryforwards of approximately $800,000 which are available to reduce regular Federal income taxes, if any, over an indefinite period. The utilization of the research and development credits and the AMT credit carryforwards are limited by the rules and regulations under IRC Sections 382 and 383.

During the year ended December 31, 2007, the Company recorded an income tax provision of $376,000. The expense was due primarily to the current tax expense caused by the AMT. A full valuation allowance was recognized related to the benefit of the AMT credit.

During the year ended December 31, 2006, the Company recorded an income tax provision of $275,000. The expense was due primarily to the current tax expense caused by the AMT. A full valuation allowance was recognized related to the benefit of the AMT credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than the operating lease for our property.

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

We recognize 50% of the total collaboration gross profit/loss which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for FUZEON. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future FUZEON sales and return expectations where necessary. Expected returns for FUZEON are generally low as FUZEON has a high WAC compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because FUZEON requires twice daily injections. Consequently wholesalers tend to stock only the necessary volumes of FUZEON inventory. We believe that, on average, wholesalers hold approximately 25 days of inventory of FUZEON that has been sold by Roche to wholesalers, but not yet purchased by patients. The current shelf life of FUZEON is 36 months. Roche reviews the estimates discussed above on a quarterly basis and revises estimates as appropriate for changes in facts or circumstances. These estimates reduce our share of collaboration income or loss under our Development and License Agreement.

In the fourth quarter of 2007, we entered into discussions with Roche related to the models used to calculate cost of goods sold for FUZEON. During the course of the discussions, we and Roche concluded that the models being used resulted in an overestimate in the costs of goods sold being charged to the collaboration. As a result, the collaboration received a credit of approximately $10.9 million, of which Trimeris’ share was approximately $5.5 million, for over charges to FUZEON cost of goods sold during the period from 2003 to 2006. The credit appears in the calculation of collaboration income for the fourth quarter of 2007.

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

Capitalization of Patent Costs

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, either 17 years from the date the patent is granted or 20 years from the initial filing of the patent, depending on the patent. These costs are primarily legal fees and filing fees related to the prosecution of patent filings. We perform a continuous evaluation of the carrying value and remaining amortization periods of these costs. In the event future expected benefit to be derived from any patents are less than their carrying value, the related costs would be expensed at that time. During the fourth quarter of 2008, the Company determined that all patents related to T-1249 should be written off. The amount of the write-off was approximately $1.2 million and is included in research and development expense.

Accrued Marketing Costs

In 2004, we reached an agreement with Roche whereby our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, the Company revised its estimate of the date that payments will begin from 2017 to 2022. During the year ended December 31, 2004, we reached our $11.2 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2008, 2007 and 2006 we increased this liability by $348,000, $635,000 and $781,000, respectively, for accretion of interest. The total liability of $18.3 million at December 31, 2008 is reflected on our balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At December 31, 2008, we have capitalized costs of $11.5 million, and expect to pay approximately $285,000 per quarter through June 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

Income Taxes

We account for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN No. 48”) on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. This includes our determination that we are subject to the limitations of Internal Revenue Code Section 382 beginning in 2008. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. Although we believe the estimates made in connection with calculations are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the income tax provisions and accruals.

As part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. Unless recovery is more likely than not, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

Recently Issued Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force approved Issue No. 07-1 “Accounting for Collaborative Arrangements” The objective of this Issue is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for fiscal years beginning after December 15, 2008 and is applied retroactively to collaboration agreements existing as of January 1, 2009. We are currently assessing the impact of this Issue on our financial statements.

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

Corporate Code of Ethics

We have a code of ethics for our employees and officers. This document is available on our website at the following address: http://www.trimeris.com/downloads/codeofethics.pdf.

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

Investment securities, which consist of corporate bonds, Euro-dollar bonds, certificates of deposit, and medium and short-term notes, are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

Our exposure to credit risk relates primarily to a component of investment securities involving an investment of approximately $3.4 million and $16.2 million at December 31, 2008 and 2007, respectively, in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At December 31, 2008, the Fund’s NAV was $0.8266 per share. For the year ended December 31, 2008, we recorded a loss in the amount of $1.3 million. If the current credit environment continues to deteriorate, our investment in the Columbia Strategic Cash Portfolio could suffer additional losses, which would adversely impact our financial results.

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

Based on their evaluation of the disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which appears on page F-1 of this Annual Report on Form 10-K. KPMG LLP has also audited the financial statements of the Company, as stated in its report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc.:

We have audited Trimeris, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Trimeris, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements.

KPMG LLP

Raleigh, North Carolina

March 12, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc.:

We have audited the accompanying balance sheets of Trimeris, Inc. (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006. As discussed in Note 8 to the financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Raleigh, North Carolina

March 12, 2009

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$14,389	$32,702
Investment securities available-for-sale	14,361	35,123
Accounts receivable—Roche	2,840	12,240
Other receivables	36	60
Prepaid expenses	458	679

Total current assets	32,084	80,804

Property, furniture and equipment, net of accumulated depreciation and amortization of $0 and $11,842 at December 31, 2008 and 2007, respectively	—	1,644
Long-term investment securities available-for-sale	2,827	1,767
Other assets:
Patent costs, net of accumulated amortization of $828 and $604 at December 31, 2008 and 2007, respectively	1,750	2,724
Advanced payment—Roche	6,706	6,812
Deposits and other assets	339	370
Deferred tax asset	506	—

Total other assets	9,301	9,906

Total assets	$44,212	$94,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$325	$917
Accrued compensation—short-term	910	4,804
Deferred revenue—Roche	265	265
Accrued expenses	2,041	453

Total current liabilities	3,541	6,439
Deferred revenue—Roche	1,304	1,569
Accrued marketing costs	18,271	17,923
Accrued compensation—long-term	74	150
Other liabilities	—	718

Total liabilities	23,190	26,799

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common stock at $.001 par value per share, 60,000 shares authorized 22,300 and 22,222 shares issued and outstanding at December 31, 2008 and 2007, respectively	22	22
Additional paid-in capital	356,600	410,937
Accumulated deficit	(335,652)	(343,661)
Accumulated other comprehensive income	52	24

Total stockholders’ equity	21,022	67,322

Total liabilities and stockholders’ equity	$44,212	$94,121

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenue:
Milestone revenue	$265	$9,435	$3,430
Royalty revenue	11,354	15,727	11,812
Collaboration income	8,994	24,223	21,738

Total revenue and collaboration income	20,613	49,385	36,980

Operating expenses:
Research and development expense	5,118	12,883	18,333
General and administrative expense	7,712	11,100	12,453
Loss/(gain) on disposal of equipment	461	(24)	(7)

Total operating expenses	13,291	23,959	30,779

Operating income	7,322	25,426	6,201

Other income (expense):
Interest income	2,063	3,010	1,987
Loss on investments	(1,347)	—	—
Interest expense	(348)	(635)	(781)

Total other income	368	2,375	1,206

Income before taxes and cumulative effect of change in accounting principle	7,690	27,801	7,407
Income tax (benefit) provision	(319)	376	275

Income before cumulative effect of change in accounting principle	8,009	27,425	7,132
Cumulative effect of change in accounting principle	—	—	252

Net income	$8,009	$27,425	$7,384

Basic net income per share before cumulative effect of accounting change	$0.36	$1.24	$0.33
Accounting change	—	—	0.01

Basic net income per share	$0.36	$1.24	$0.34

Diluted net income per share before cumulative effect of accounting change	$0.36	$1.24	$0.33
Accounting change	—	—	0.01

Diluted net income per share	$0.36	$1.24	$0.34

Weighted average shares used in basic per share computations	22,182	22,065	21,895

Weighted average shares used in diluted per share computations	22,271	22,085	22,005

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007, and 2006

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of December 31, 2005	22,057	$22	$404,293	$(378,470)	$(1,462)	$(10)	$24,373

Net income	—	—	—	7,384	—	—	7,384
Unrealized loss on available-for-sale securities	—	—	—	—	—	(3)	(3)

Comprehensive income for period	—	—	—	—	—	—	7,381
Cumulative effect of change in accounting principle	—	—	(252)	—	—	—	(252)
Adoption of SFAS 158 for postretirement benefits	—	—	—	—	—	(6)	(6)
Exercise of stock options	47	—	280	—	—	—	280
Issuance of stock for 401(K) match	59	—	745	—	—	—	745
Issuance of stock under Employee Stock Purchase Plan	21	—	188	—	—	—	188
Non-employee stock compensation expense	—	—	83	—	—	—	83
Employee stock option expense	—	—	4,300	—	—	—	4,300
Employee Stock Purchase Plan expense	—	—	88	—	—	—	88
Reversal of deferred compensation under SFAS 123R	—	—	(1,462)	—	1,462	—	—
Restricted stock forfeited	(52)	—		—	—	—	—
Restricted stock amortization	—	—	592	—	—	—	592

Balance as of December 31, 2006	22,132	$22	$408,855	$(371,086)	$—	$(19)	$37,772

Net income	—	—	—	27,425	—	—	27,425
Adjustment to OCI for postretirement benefits	—	—	—	—	—	218	218
Unrealized loss on available-for-sale securities	—	—	—	—	—	(175)	(175)

Comprehensive income for period	—	—	—	—	—	—	27,468
Exercise of stock options	30	—	104	—	—	—	104
Issuance of stock for 401(K) match	44	—	305	—	—	—	305
Issuance of stock under Employee Stock Purchase Plan	12	—	69	—	—	—	69
Issuance of restricted stock	35	—	869	—	—	—	869
Non-employee stock compensation expense	—	—	67	—	—	—	67
Employee stock option expense	—	—	611	—	—	—	611
Employee Stock Purchase Plan expense	—	—	57	—	—	—	57
Restricted stock forfeited	(31)	—	—	—	—	—	—

Balance as of December 31, 2007	22,222	$22	$410,937	$(343,661)	$—	$24	$67,322

Net income	—	—	—	8,009	—	—	8,009
Unrealized gain on available-for-sale securities	—	—	—	—	—	28	28

Comprehensive income for period	—	—	—	—	—	—	8,037
Issuance of stock for 401(K) match	48	—	64	—	—	—	64
Dividends ($2.50 per share, common stock)	—	—	(55,585)	—	—	—	(55,585)
Restricted stock expense	30	—	21	—	—	—	21
Employee stock option expense	—	—	1,163	—	—	—	1,163

Balance as of December 31, 2008	22,300	$22	$356,600	$(335,652)	$—	$52	$21,022

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$8,009	$27,425	$7,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	135	779	958
Postretirement benefits	—	218	(6)
Net loss (gain) on disposal of equipment	461	(24)	(7)
Other amortization	249	191	170
Amortization of deferred revenue—Roche	(265)	(9,435)	(3,430)
Non-cash compensation expense	1,184	735	5,063
Issuance of restricted stock	—	869	—
Cumulative effect of change in accounting principle	—	—	(252)
401(K) plan stock match	64	305	745
Patent costs expensed	1,418	78	115
Accrued marketing costs	348	635	781
Deferred tax benefit	(506)	—	—
Decrease (increase) in assets:
Accounts receivable—Roche	9,400	1,101	(2,841)
Other receivables	24	(24)	18
Prepaid expenses	221	389	301
Advanced payment—Roche, net	106	(509)	(1,085)
Deposits and other assets	6	377	252
Increase (decrease) in liabilities:
Accounts payable	(592)	208	(1,210)
Accrued compensation	(3,970)	85	2,028
Accrued expenses	1,471	(1,830)	686
Deferred revenue—Roche	—	—	2,500
Other liabilities	(718)	5	7

Net cash provided by operating activities	17,045	21,592	12,177

Cash flows from investing activities:
Purchases of investment securities—available-for-sale	(38,837)	(42,793)	(19,792)
Reclass of cash and cash equivalents to short-term investments	—	(16,225)	—
Maturities of investment securities—available-for-sale	58,567	40,540	14,532
Proceeds from the sale of equipment	1,048	25	14
Purchases of property, furniture and equipment	—	(264)	(485)
Patent costs	(668)	(384)	(421)

Net cash provided (used) by investing activities	20,110	(19,115)	(6,152)

Cash flows from financing activities:
Employee stock purchase plan stock issuance	—	69	188
Dividends paid	(55,468)	—	—
Proceeds from exercise of stock options	—	104	280

Net cash (used) provided by financing activities	(55,468)	173	468

Net (decrease) increase in cash and cash equivalents	(18,313)	2,650	6,493
Cash and cash equivalents at beginning of year	32,702	30,052	23,559

Cash and cash equivalents at end of year	$14,389	$32,702	$30,052

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$329	$130	$160

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Trimeris is a biopharmaceutical company primarily engaged in the commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), Trimeris’ first commercial product offers a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

The Company also has a separate agreement (the “Research Agreement”) with Roche that governs the identification of compounds that may become clinical candidates. In March 2007, the Company entered into an agreement with Roche that amends the terms of the Research Agreement whereby all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor peptides falling under the Research Agreement, which includes the lead drug candidate TRI-1144, reverted to Trimeris.

Reclassifications

Certain balance sheet amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation, with no effect on previously reported total assets, stockholders’ equity, net income or net income per share.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $14.4 million and $32.7 million at December 31, 2008 and 2007, respectively, are stated at cost and consist primarily of money market funds. The carrying amount of cash and cash equivalents approximates fair value.

Investment Securities Available-For-Sale

Investment securities, which consist of corporate bonds, Euro dollar bonds, certificates of deposit, and medium and short term notes, are classified as available-for-sale, and are reported at fair value based on quoted market prices. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one to two years.

Investment securities available-for-sale includes an investment of approximately $3.4 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”) as of December 31, 2008. In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The Company, therefore, reclassified $16.2 million to short-term investments from cash equivalents at December 31, 2007, based on information provided by the fund manager. At December 31, 2008, the Fund’s NAV was $0.8266 per share. For the year ended December 31, 2008, the Company had a realized loss on its investment in the Fund of approximately $1.3 million.

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

Property, Furniture and Equipment

Property, furniture and equipment are recorded at cost. During the year ended December 31, 2008, the Company wrote off all remaining property, furniture or equipment due to relocating its corporate office and shutting down the previous facility.

Depreciation was calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements were amortized using the straight-line method over the lesser of the lease term or estimated useful life of the asset.

The depreciable lives of the Company’s property, furniture and equipment were as follows:

Equipment and furniture	3.5 years
Computer / software	3 years
Leasehold improvements	Lesser of useful life or life of lease—10 years

Intangible Assets

Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairment would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. During 2008, 2007 and 2006, $1.4 million, $78,000 and $115,000, respectively, of patent costs were expensed in other research and development expense because the expected future benefits from these patents was less than their carrying value.

During the fourth quarter of 2008, the Company determined that all patents related to T-1249 should be written off. T-1249 is a second-generation HIV fusion inhibitor which the Company is no longer developing. It is the Company’s intention to maintain all patent protection over its most recent HIV fusion inhibitor TRI-1144. The amount of the write-off was approximately $1.2 million and is included in research and development expense.

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, the longer of 17 years from the date the patent is granted or 20 years from the initial filing of the patent.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Patent amortization expense was $224,000, $166,000 and $146,000 in 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense for the next five years is $147,000 per year for 2009 through 2013.

Also included in patent costs are intangibles that are not currently being amortized of $705,000 and $1,300,000 as of December 31, 2008 and 2007, respectively.

Accounts Payable

As of December 31, 2008 and 2007, there was $0 and $26,000, respectively, due to related parties included in accounts payable on the Company’s balance sheets.

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, the Company revised its estimate of the date that payments will begin from 2017 to 2022. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. In 2008, 2007 and 2006, the Company increased the initial recorded liability by $348,000, $635,000 and $781,000, respectively for accretion of interest. The total liability of $18.3 million and $17.9 million at December 31, 2008 and 2007, respectively, is reflected on the Company’s balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, which amended the Development and License Agreement and set forth certain rights and responsibilities that the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company will pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. As a result, Roche will no longer include the depreciation related to the manufacturing facility in cost of goods sold.

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2008 review, the Company now expects to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. Through December 31, 2008, the Company had capitalized costs of $11.5 million, and expects to pay approximately $285,000 per quarter through June 2009. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

These payments, net of the portion allocated to cost of goods sold, are recorded as an asset presented as “Advanced payment—Roche.” This asset is amortized based on the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

periods. Assuming all payments are made and sales of FUZEON continue, the Company estimates that this asset has a remaining useful life of approximately 13 years. The carrying value of this asset will be evaluated annually for impairment or if an event occurs that triggers impairment.

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. Through December 31, 2008, the Company’s share of this credit was approximately $2.0 million. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment—Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Milestone Revenue and Deferred Revenue—Roche

Through December 31, 2008, the Company has received a $10.0 million license fee, research milestone payments of $15.0 million and $3.3 million in manufacturing milestone payments related to Roche achieving certain production levels. The license fee and research milestones were recorded as deferred revenue and were being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably over the patent term associated with these milestones, or November 2014.

At the time of the license fee payment, Roche was granted a warrant to purchase Trimeris stock. The fair value of the warrant, $5.4 million, was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million license fee payment.

Over the course of the collaboration the Company’s estimate of the end of the research and development period has changed, most recently:

•

On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the next generation fusion inhibitor (“NGFI”) peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because the period of joint development ended.

•

During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through that date. The original expiration of the associated patents was June 2013.

In January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, the Company extended its Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, the Company planned to recognize the remainder of this milestone over the extended period (the period of the Company’s continuing involvement). In accordance with the March 2007 agreement with Roche (discussed above), the Company accelerated these milestone payments into revenue.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when Roche records a sale. Royalties of $11.4 million, $15.7 million and $11.8 million were recognized as revenue during the years ended December 31, 2008, 2007 and 2006, respectively. During, and effective for the entire third quarter of 2006, the Company’s royalty rate increased from 10% to 12%. This increase was in effect for the entire third quarter of 2006 and will remain at this level for the remainder of the collaboration.

Collaboration Income

Product sales of FUZEON began in the United States on March 27, 2003, and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income as a component of revenue. Total net sales of FUZEON in the United States and Canada were $64.2 million, $124.3 million and $134.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the years ended December 31, 2008, 2007 and 2006, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of FUZEON in the United States and Canada of $9.0 million, $24.2 million and $21.7 million, respectively. Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers.

In the fourth quarter of 2007, the Company entered into discussions with Roche related to the models used to calculate cost of goods sold for FUZEON. During the course of the discussions, the Company and Roche concluded that the models being used resulted in an overestimate in the costs of goods sold being charged to the collaboration. As a result, the collaboration received a credit of approximately $10.9 million, of which Trimeris’ share was approximately $5.5 million, for over charges to FUZEON cost of goods sold during the period from 2003 to 2006. The credit appears in the calculation of collaboration income for the fourth quarter of 2007.

Cost of goods sold is dependent on many factors, which are outside of the Company’s control, including plant utilization, staffing levels and purchasing volumes. Therefore, the Company cannot accurately determine if future cost of goods sold as a percentage of net sales will increase, decrease or remain the same.

It is important to recognize that Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche is manufacturing bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at other Roche facilities. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON. Under the Company’s Development and License Agreement with Roche, the Company does not have the ability or rights to co-market this drug or field the Company’s own FUZEON sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Concentrations

The Company has a Development and License Agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the years ended December 31, 2008, 2007 and 2006. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration. Substantially all of the accounts receivable at December 31, 2008 and 2007 are comprised of receivables from Roche.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term, and long-term investments. The Company has established guidelines relating to diversification and maturities of its cash equivalents, and short-term and long-term investments which are designed to manage risk. The Company’s cash equivalents consist of bank deposits and money market funds. Bank deposits may at times be in excess of FDIC insurance limits. The Company’s short-term and long-term investments include the investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio as discussed above.

Research and Development

Research and development costs, including the cost of producing drug material for clinical trials, are charged to operations as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance against most of its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its financial statements are: the estimate of the cost of goods sold for the collaboration; the estimate of the future volatility of the Company’s stock price used to calculate the value of stock options granted to employees; the estimate(s) of sales returns and allowances, discounts and rebates related to sales of FUZEON; the estimate of losses incurred related to unusable product and supplies; the estimate of the period when the Company’s liability for accrued marketing costs comes due; the estimate of the patent life of FUZEON; the estimate of the expected future operating cash flows from the Company’s intangible patent assets; and estimates of future taxable income used in determining the need for a valuation allowance for the Company’s deferred tax assets.

Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan. The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised). The following table sets forth the computation of basic

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

and diluted net income per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts):

	2008	2007	2006
Numerator:
Net income	$8,009	$27,425	7,384

Denominator:
Weighted average common shares used for basic calculation	22,182	22,065	21,895
Weighted average effect of dilutive securities:
Employee stock options	—	—	34
Restricted stock	89	20	76

Denominator for diluted calculation	$22,271	$22,085	22,005

Net income per share:
Basic	$0.36	$1.24	0.34

Diluted	$0.36	$1.24	0.34

The calculation of diluted net income per share excludes all anti-dilutive shares. For the years ended December 31, 2008, 2007 and 2006, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for the period, amounted to approximately 2.5 million, 2.8 million and 3.7 million, respectively. Also excluded for 2008, 2007 and 2006 were 362,000 warrants to purchase common stock due to their antidilutive effect.

At December 31, 2008, there were 2,463,000 options to purchase common stock and 362,000 warrants to purchase common stock outstanding. At December 31, 2007, there were 2,910,000 options to purchase common stock and 362,000 warrants to purchase common stock outstanding. At December 31, 2006, there were 3,804,000 options to purchase common stock, 126,000 restricted stock grants, which became fully vested in 2007, 50,000 restricted stock grants (of which 29,000 became fully vested in January 2007 and 21,000 were forfeited), and 362,000 warrants to purchase common stock outstanding.

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised) using the modified prospective method on January 1, 2006. Accordingly, during the year ended December 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, and awards granted after January 1, 2006, using the Black-Scholes valuation model. The Company has recognized the compensation expense using a straight-line amortization method. As SFAS No. 123 (revised) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the years ended December 31, 2008, 2007, and 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considered voluntary termination behaviors as well as trends of actual option forfeitures. As a result of the adoption of SFAS No. 123 (revised), the Company recognized non-cash compensation expense of approximately $1.2 million, $735,000 and $5.1 million (net of forfeitures) relating to the fair value of employee stock compensation during the years ended December 31, 2008, 2007 and 2006.

Comprehensive Income

Comprehensive income includes all non-owner changes in equity during a period and is divided into two broad classifications: net income and other comprehensive income (“OCI”). OCI includes revenue, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

2.    INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities. Estimated fair values of available-for-sale securities are based on quoted market prices or other observable inputs (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2008
Short-term investment securities available-for-sale
Other debt securities maturing within 1 year	5,959	3	38	5,924
Corporate debt securities maturing within 1 year	7,029	3	95	6,937
Euro dollar bonds maturing within 1 year	1,529	2	31	1,500

Total short-term investment securities available-for-sale	$14,517	$8	$164	$14,361

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Long-term investment securities available-for-sale
Other debt securities maturing after 1 year through 5 years	1,798	—	—	$1,798
Corporate debt securities maturing after 1 year through 5 years	1,032	—	3	1,029

Total long-term investment securities available-for-sale	$2,830	$—	$3	$2,827

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2007
Short-term investment securities available-for-sale
Investments re-classified from cash and cash equivalents	$16,431		206	$16,225
Other debt securities maturing within 1 year	9,472	9	4	9,477
Corporate debt securities maturing within 1 year	5,682	1	4	5,679
Federal agency notes maturing within 1 year	3,733	10	1	3,742

Total short-term investment securities available-for-sale	$35,318	$20	$215	$35,123

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Long-term investment securities available-for-sale
Other debt securities maturing after 1 year through 5 years	1,062	1	—	$1,063
Corporate debt securities maturing after 1 year through 5 years	704			704

Total long-term investment securities available-for-sale	$1,766	$1	$—	$1,767

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Investments available-for-sale include an investment of approximately $3.4 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The Company, therefore, reclassified this investment to short-term investments from cash equivalents, based on information provided by the fund manager. At December 31, 2008, the Fund’s NAV was $0.8266 per share. For the year ended December 31, 2008 the Company realized a loss on its investment in the Fund of approximately $1.3 million.

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. There was no impact to the financial statements upon the adoption of SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under SFAS No. 157 as of December 31, 2008 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)*	Unobservable Inputs (Level 3)
Money market funds	$17,812	$14,389	$3,423	$—
Corporate and euro dollar bonds	9,466	9,466	—	—
Medium and short term notes	3,641	3,641	—	—
Certificates of deposit	658	658	—	—

Total	$31,577	$28,154	$3,423	$—

*	represents the Company’s investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio, which is discussed in more detail above.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Assets measured at fair value on a recurring basis were presented in the balance sheet as of December 31, 2008 as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash and cash equivalents	$14,389	$14,389	$—	$—
Short-term investment securities	14,361	12,736	1,625	—
Long-term investment securities	2,827	1,029	1,798	—

Total assets	$31,577	$28,154	$3,423	$—

3.    LEASES

The Company had no property, furniture or equipment under capital leases at December 31, 2008 and 2007.

The Company has one non-cancelable operating lease for office space that extends through January 2015. Minimum rent payments under the operating lease are recognized on a straight-line basis over the term of the lease. Rental expense, including maintenance charges, for this operating lease during 2008, 2007 and 2006, was $2.8 million, $1.8 million and $1.8 million, respectively. An additional expense of $913,000 was incurred during 2008 as a result of the Company relocating its corporate office and shutting down its previous facility. This expense relates to future lease commitments associated with the operating lease, net of estimated sublease income.

Future minimum lease payments under the non-cancelable operating lease as of December 31, 2008 (in thousands) are:

Operating Leases
Year ending December 31:
2009	$1,569
2010	1,600
2011	1,632
2012	1,666
2013	1,698
Thereafter	1,877

Total minimum lease payments	$10,042

The Company is liable for all remaining lease payments if it does not sublease the facility and is actively looking for a sublease tenant for the office and laboratory building.

4.    PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Furniture and equipment	$—	$12,320
Leasehold improvements	—	1,166

	—	13,486
Less accumulated depreciation and amortization	—	(11,842)

	$—	$1,644

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Depreciation expense was $135,000, $779,000 and $958,000 for the years ended December 31, 2008, 2007 and 2006 respectively. The Company wrote off all property, furniture and equipment during 2008 due to relocating its corporate office and shutting down the previous facility.

5.    STOCKHOLDERS’ EQUITY

Warrant

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of December 31, 2008. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. The Company deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million warrant, over the research and development period. The value of the warrant was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Preferred Stock

The Board of Directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders. There are no shares of preferred stock outstanding at December 31, 2008 and 2007.

6.    STOCK BASED COMPENSATION

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	50.0-63.0%	46.0-71.0%	39.0-52.0%
Risk-free interest rate	2.62-3.99%	3.95-4.96%	4.46-4.96%
Expected term of options (in years)	4.4-9.0	4.4-9.0	4.4-9.0
Expected life of employee stock purchase plan options (in years)	1	1	2

The Company’s computation of expected volatility for the year ended December 31, 2008, 2007 and 2006 is based on historical volatility from publicly traded and quoted options on the Company’s stock. The computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The risk-free interest rate for periods within the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of the grants.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The table below presents the Company’s stock based compensation expense for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Employee Stock Option Plan*	$1,163	$612	$4,300
Employee Stock Purchase Plan	—	57	88
Restricted stock to employees	21	(1)	592
Non-employee stock options	—	67	83

Total stock option expense	$1,184	$735	$5,063

*	Includes the Stock Option Plan (formally known as the Trimeris, Inc. Amended and Restated Stock Incentive Plan) and the Trimeris, Inc. 2007 Stock Option Plan.

Employee Stock Option Plan

In 1993, the Company adopted a stock option plan, which allowed for the issuance of non-qualified and incentive stock options (the “1993 Plan”). During 1996, the Trimeris, Inc. Amended and Restated Stock Incentive Plan (the “Employee Stock Option Plan”) was implemented and replaced the 1993 Plan. Under the Employee Stock Option Plan, the Company was able to grant non-qualified or incentive stock options for up to 6,252,941 shares of common stock. During October 2007, the 1996 Employee Stock Option Plan expired and the Trimeris, Inc. 2007 Stock Option Plan was implemented. Under the 2007 Stock Option Plan, the Company may grant non-qualified or incentive stock options for up to 1,000,000 shares of common stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options have been issued at prices ranging from $4.12 to $65.26 per share. The vesting period generally occurs over four years. At December 31, 2008, there were approximately 299,000 options remaining available for grant. No more grants will be made under the 1993 Plan or the Employee Stock Option Plan. The Company has sufficient authorized and unissued shares to make all issuances under its share based compensation plans.

A summary of option activity under the Employee Stock Option Plan and the 2007 Stock Option Plan during the year ended December 31, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding options at January 1, 2008	2,910	$21.36	5.29
Granted	368	4.29	—
Exercised	—	—	—
Expired	(205)	13.24	—
Cancelled	(610)	17.66	—

Options outstanding at December 31, 2008	2,463	$18.11	5.17	$—
Options vested or expected to vest at December 31, 2008	1,701	$13.88	7.01	$—
Options exercisable at December 31, 2008	1,883	$22.22	3.96	$—

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007, and 2006, was $2.48, $4.53 and $5.25, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, 2006 was $0, $157,000, and $311,000, respectively.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The following summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00-4.00	—	0	$0.00	—	$0.00
$4.01-5.00	435,436	9.16	$4.41	126,587	$4.78
$5.01-6.00	357,752	8.87	$5.17	95,866	$5.17
$6.01-7.00	104,739	7.61	$6.73	101,669	$6.73
$7.01-10.00	362,166	0.94	$9.55	361,556	$9.55
$10.01-20.00	531,618	4.88	$12.77	525,995	$12.79
$20.01-40.00	127,109	2.74	$31.51	127,109	$31.51
$40.01-60.00	508,265	2.81	$46.32	508,265	$46.32
$60.01-70.00	35,625	1.57	$65.26	35,625	$65.26

	2,462,710	5.17	$18.11	1,882,672	$22.22

A summary of the activity of the Company’s nonvested options during the year ended December 31, 2008, is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(in thousands)
Nonvested at January 1, 2008	663	$4.64
Granted	368	2.48
Vested	(246)	4.56
Forfeited	(205)	4.50

Nonvested at December 31, 2008	580	$3.36

As of December 31, 2008, there was approximately $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Employee Stock Option Plan and the 2007 Stock Option Plan, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $1.1 million and $1.9 million, respectively.

Employee Stock Purchase Plan

From 1997 through October 2007, the Company offered an Employee Stock Purchase Plan (the “1997 ESPP”), which permitted eligible employees to purchase newly issued shares of common stock of the Company up to an aggregate of 250,000 shares. Under the 1997 ESPP, employees had the ability to purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase was exercised. During the years ended December 31, 2007 and 2006, 8,000 and 21,000 shares were issued under this plan. The 1997 ESPP expired during 2007 and was replaced with a new plan (the “2007 ESPP”). During the years ended December 31, 2008 and 2007, 0 and 4,000 shares were issued under the 2007 ESPP, respectively. At December 31, 2008, there were 246,000 shares remaining available for issuance. As a result of the adoption of SFAS No. 123 (revised), the Company recognized $0, $57,000 and $88,000 of compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, related to the fair value of the shares purchased under the 1997 and 2007 ESPP.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Restricted Stock

In June 2004, an aggregate grant of 191,500 shares of restricted stock was made to substantially all employees. The majority of the grants vested 100% after three years. In March 2007, the Company granted 35,000 shares of restricted stock to the Company’s then CFO and General Counsel in connection with his employment agreement. The grant vests 100% three years from the date of grant. In the first quarter of 2007, upon the retirement of this individual, the Company recognized all of the compensation cost related to this grant. In July 2007, the Company granted 50,000 restricted stock units to a consultant. The units vest 100% in March 2009 on a monthly basis and in connection with the consultant’s provision of services or availability to provide services if none are requested. As of December 31, 2008, none of the restricted stock units were considered outstanding. In the third quarter of 2007, the Company recognized all of the compensation cost related to this grant as the ongoing service criteria was deemed non-substantive. In August 2008, the Company granted 15,000 shares of restricted stock to each of the Company’s CFO and General Counsel. The grant vests 100% three years from the date of grant. Non-cash compensation expense related to these restricted stock grants, in the amount of $21,000, $(1,000) and $592,000 was recognized for the years ended December 31, 2008, 2007 and 2006, respectively. Total unrecognized compensation cost related to restricted stock grants, as of December 31, 2008 and 2007, was $129,000 and $0, respectively.

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

A summary of the activity of the Company’s nonvested restricted stock during the year ended December 31, 2008 is presented below:

Number of Shares
(in thousands)
Nonvested at January 1, 2008	85
Granted	30
Vested	—
Forfeited	—

Nonvested at December 31, 2008	115

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

The Company recorded expense of $0, $67,000 and $83,000 during the years ended December 31, 2008, 2007 and 2006, respectively, related to expense of non-cash compensation charges for non-employee options. As of December 31, 2008, there were no options outstanding to non-employees.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

7.    INCOME TAXES

During the years ended December 31, 2008, 2007 and 2006, the Company recorded an income tax (benefit) expense of:

	2008	2007	2006
Current tax provision	$187,000	$376,000	$275,000
Deferred tax (benefit)	(506,000)	—	—

Total tax (benefit) provision	$(319,000)	$376,000	$275,000

The current provision results from the current tax expense caused by the Alternative Minimum Tax (“AMT”). A full valuation allowance has historically been recognized for all deferred tax assets, including indefinite lived ones such as the benefit of the AMT credit.

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

At December 31, 2008, the Company has net operating loss carryforwards (“NOLs”) for federal tax purposes of approximately $302.4 million, which expire in varying amounts between 2018 and 2025. We determined that an ownership change under Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended, occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.8 million of NOL carryforwards will be available for utilization prior to 2025.

The Company has state net economic losses of approximately $257.6 million, which expire in varying amounts between 2009 and 2020. The Company is currently assessing the impact of the ownership change under Section 382 on the ability to utilize the state net economic losses. Currently the Company believes that the impact is de minimus.

The Company has research and development credits of $9.1 million, which expire in varying amounts between 2013 and 2026. The Company has AMT credit carryforwards of approximately $800,000 which are available to reduce regular Federal income taxes, if any, over an indefinite period. The utilization of the research and development credits and the AMT credit carryforwards are subject to limitation under IRC Sections 382 and 383 such that the Company does not expect to recognize any tax benefit from such credits or carryforwards.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The components of deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Tax loss carryforwards	$114,571	$120,300
Tax credits	9,997	9,784
Deferred revenue	538	645
Reserves and accruals	8,892	10,518

Total gross deferred tax assets	133,998	141,247
Valuation allowance	(133,492)	(141,247)

Net deferred tax asset	506	—
Deferred tax liability	—	—

Net deferred tax asset	$506	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance represents the amount necessary to reduce the Company’s gross deferred tax assets to the amount that is more likely than not to be realized. The decrease in the valuation allowance was approximately $7.8 million for the year ended December 31, 2008. The decrease in the valuation allowance was $5.6 million for the year ended December 31, 2007, and $3.0 million for the year ended December 31, 2006. The valuation allowance includes deferred tax assets that when realized, may increase equity rather than reduce tax expense. The Company will evaluate this amount when the criteria for recognizing the deferred tax asset relating to these amounts are met. The Company is subject to the limitations of IRC Section 382 beginning in 2008. The Company will be allowed to use approximately $457,000 of NOL carryforwards in each future tax year. Currently, the Company anticipates near-term taxable income to exceed this limitation amount. Therefore, a portion of the valuation allowance related to the NOL carryforward limitation is being released at December 31, 2008. This release creates a deferred tax benefit and a deferred tax asset in the amount of $506,000.

The Company adopted FIN 48 on January 1, 2007. The Company had unrecognized tax benefits of $1.6 million as of the date of adoption. The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2008, the Company had unrecognized tax benefits of $1.8 million. Of the $1.8 million of unrecognized tax benefits at the end of 2008, none would impact the effective tax rate if recognized.

Trimeris is subject to income taxes in the United States and North Carolina. The number of open years varies based on the statute of limitations for each jurisdiction. As of December 31, 2008, all years prior to January 1, 2005 are closed. Currently, Trimeris has no agreements with either taxing authority extending the statute.

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for 2008 and 2007:

	2008	2007
In thousands of dollars
Beginning balance	$1,712	$1,553
Additions for tax positions taken during prior years	—	—
Reductions for tax positions taken during prior years	—	—
Additions for tax positions taken during the current year	38	159
Settlements	—	—
Expiration of statutes of limitations	—	—

Ending balance	$1,750	$1,712

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

During the next 12 months, the Company does not anticipate any significant changes to the total amount of unrecognized tax benefits.

The Company does not accrue interest and penalties related to these unrecognized tax benefits because the unrecognized tax benefits would not result in the cash payment of additional tax.

The reasons for the difference between the actual income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows (in thousands):

	2008	% of Pre- tax Income	2007	% of Pre- tax Income	2006	% of Pre- tax Income
Income tax expense at statutory rate	$2,615	34.00%	$9,730	35.00%	$2,520	34.00%
State income taxes, net of federal benefit	—	0.00%	(407)	-1.47%	95	1.28%
Non-deductible meals and entertainment expenses and other	1	0.01%	(37)	-0.13%	51	0.69%
Non-deductible compensation	233	3.03%	234	0.84%	966	13.04%
Research credit	(70)	-0.91%	—	0.00%	(376)	-5.08%
Expiration of stock options and other items	1,446	18.80%	—	0.00%	—	0.00%
Change in federal portion of valuation allowance	(7,755)	-100.84%	(9,144)	-32.89%	(2,981)	-40.22%
Change in effective rate	3,211	41.76%	—	0.00%	—	0.00%

Income tax (benefit) expense	$(319)	-4.15%	$376	1.35%	$275	3.71%

8.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “401(k) Plan”) under Section 401 (k) of the Internal Revenue Code covering all qualified employees. Participants may elect a salary reduction from 1% to 75% as a contribution to the 401(k) Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made monthly. The 401(k) Plan permits the Company to match participants’ contributions. Beginning in 1998, the Company has matched up to 100% of a participant’s contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued is based on the contributions to be matched divided by the closing price of the Company’s stock on the last trading day of the year. During 2008, 48,000 shares were issued, and compensation expense of $64,000 was recognized. During 2007, 44,000 shares were issued, and compensation expense of $305,000 was recognized. During 2006, 59,000 shares were issued, and compensation expense of $745,000 was recognized. These shares vest ratably based on a participant’s years of service and are fully vested after four years of service.

The normal retirement age shall be the later of a participant’s 65th birthday or the fifth anniversary of the first day of the 401(k) Plan year in which participation commenced. The 401(k) Plan does not have an early retirement provision.

Post-Retirement Health Insurance Continuation Plan

In June 2001, the Company adopted a post-retirement health insurance continuation plan (the “Plan”). Employees who have achieved the eligibility requirements of 60 years of age and 10 years of service are eligible to participate in the Plan. The Plan provides participants the opportunity to continue participating in the Company’s group health plan after their date of retirement. Participants will pay the cost of health insurance premiums for this coverage, less any contributions by the Company; this amount was previously capped at $300 per month per participant. In November 2003, the Plan was amended and the limit on contributions by the Company was changed to 50% of the health insurance premium for the employee and his or her spouse.

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

Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $51,000 and unrecognized actuarial gains of $266,000. The prior service cost and actuarial gain included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ending December 31, 2009 is $5,000 and $15,000, respectively.

Reconciliation of Funded Status and Accumulated Postretirement Benefit Obligation

The reconciliation of the beginning and ending balances of the projected postretirement benefit obligation and the fair value of plan assets for the years ended December 31, 2008 and 2007, and the accumulated postretirement benefit obligation at December 31, 2008 and 2007, is as follows (in thousands):

	December 31,
	2008	2007
Change in Postretirement Benefit Obligation
Postretirement benefit obligation at beginning of year	$165	$415
Service cost	—	53
Interest cost	10	25
Actuarial (gain) loss	(63)	19
Benefits paid	(24)	(11)
Special termination benefit	—	83
Curtailments	—	(419)

Postretirement benefit obligation at end of year	$88	$165

There were no plan assets as of December 31, 2008 and 2007. Consequently, the plan was fully unfunded as of these dates. The accrual of the unfunded balances is included in accrued compensation- short-term and long-term, respectively, as of December 31, 2008 and 2007.

The components of net periodic post-retirement benefits cost and the significant assumptions of the Plan for 2008, 2007 and 2006 consisted of the following (in thousands):

	2008	2007	2006
Service cost	$—	$53	$74
Interest cost	10	25	18
Amortization of net actuarial gain	(10)	(10)	(17)
Amortization of prior service costs	5	16	24
Curtailments	—	243	(47)

Total	$5	$327	$52

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The Plan’s funded status as of December 31, 2008 and 2007 is as follows:

	2008	2007
Accumulated post-retirement benefit obligation (APBO)	$(88)	$(165)
Unrecognized prior service cost	51	56
Unrecognized net gain	(266)	(213)

Accrued post-retirement benefit cost	$(303)	$(322)

The accumulated post-retirement benefit obligation (“APBO”) was determined using a discount rate of 5.75% and 6.00% at December 31, 2008 and 2007. This rate is determined based on high-quality fixed income investments that match the duration of the expected retiree medical benefits. The Company has typically used the corporate Aa bond rate for this assumption. An assumed annual medical trend rate of 9% was used beginning in 2008, reducing by 1% per year to an ultimate rate of 5% in 2012. A 1% increase in the trend factors would increase the projected APBO by approximately $10,000 and would increase the service and interest cost components by approximately $600. A 1% decrease in the trend factors would decrease the projected APBO by approximately $8,000 and would decrease the service and interest cost components by approximately $500.

The expected future benefit payments under the plan (in thousands) are as follows:

Year(s) ending	Amount
2009	$13
2010	9
2011	9
2012	10
2013	10
2014 to 2018	50

Total	$101

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

Cost of Goods Sold

In the fourth quarter of 2007, the Company entered into discussions with Roche related to the models used to calculate cost of goods sold for FUZEON. During the course of the discussions, the Company and Roche concluded that the models being used resulted in an overestimate in the costs of goods sold being charged to the collaboration. As a result, the collaboration received a credit of approximately $10.9 million, of which Trimeris’ share was approximately $5.5 million, for over charges to FUZEON cost of goods sold during the period from 2003 to 2006. The credit appears in the calculation of collaboration income for the fourth quarter of 2007.

Cost of goods sold is dependent on many factors, which are outside of the Company’s control, including plant utilization, staffing levels and purchasing volumes. Therefore, the Company cannot accurately determine if future cost of goods sold as a percentage of net sales will increase, decrease or remain the same.

Development Expenses

Under the Development and License Agreement, development costs for FUZEON are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Both Roche and Trimeris incur development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Development expenses pertaining to the United States and Canada are included in the Company’s statements of operations as operating expenses under Research and Development.

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

In March 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the lead drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue recognition for those milestones being amortized over the length of the research and development period of the NGFI peptides because the period of joint development has ended. The acceleration of these milestones resulted in $8.7 million of additional milestone revenue during the first quarter of 2007. Under this agreement, the Company has maintained the option to participate in the co-development and commercialization of certain Roche-developed fusion inhibitor peptides, as described in the preceding paragraph.

10.    COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Under the Development and License Agreement, Trimeris and Roche are obligated to share the future development expenses for FUZEON for the United States and Canada.

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman-La Roche LTD. (collectively the “Roche Entities”) and Trimeris alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “’271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was filed in the Eastern District of Texas (Marshal Division). FUZEON is an innovative HIV fusion inhibitor that was approved in 2003, having been developed by Roche in collaboration with the Company.

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On February 3, 2009, the Court issued a ruling denying the Company’s renewed motion to transfer or in the alternative dismiss. On March 3, 2009, Trimeris and the Roche filed invalidity contentions with the court. In connection with its suit, Novartis is seeking unspecified money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON. No trial date has been scheduled and the outcome of this matter cannot be determined at this time.

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

During December 2007, the Company implemented a reduction in force in connection with its 2008 strategic plan. The 2008 strategic plan was designed to maximize cash flows from FUZEON, while also advancing TRI-1144 to a value creating milestone. In connection with the strategic plan and as a result of the reduction in force, the Company will no longer staff any research and development functions. The Company recognized expense of $1.7 million for severance and other costs during the fourth quarter of 2007 related to this 2008 strategic plan.

Following is a summary of activity related to the 2007 and 2006 restructuring accruals (in thousands):

	Severance and Benefits 2006	Severance and Benefits 2007	Total
2006 severance charge	$3,161	$—	$3,161
Payments	(64)	—	(64)

Balance at December 31, 2006	3,097	—	3,097
2007 severance charge	—	3,344	3,344
Adjustments	130	—	130
Payments	(1,061)	—	(1,061)

Balance at March 31, 2007	2,166	3,344	5,510

2007 severance charge	$—	$77	$77
Adjustments	(66)	—	(66)
Payments	(440)	(543)	(983)

Balance at June 30, 2007	1,660	2,878	4,538

Adjustments	2	(92)	(90)
Payments	(676)	(246)	(922)

Balance at September 30, 2007	986	2,540	3,526

2007 severance charge	$—	1,688	1,688
Adjustments	(35)	(9)	(44)
Payments	(384)	(667)	(1,051)

Balance at December 31, 2007	$567	$3,552	$4,119

Adjustments	5	101	106
Payments	(528)	(2,834)	(3,362)

Balance at December 31, 2008	$44	$819	$863

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

12.    SPECIAL DIVIDEND

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

On December 9, 2008, the Company’s Board of Directors declared a one-time special cash dividend of $1.00 per share of common stock to stockholders of record on December 19, 2008. The dividend was paid on December 29, 2008. The Board of Directors subsequently approved a downward adjustment to the exercise price of all stock options existing prior to December 19, 2008 of $0.91. The downward adjustment to the exercise price of all stock options had no impact on the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

March 12, 2009	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARTIN MATTINGLY Martin A. Mattingly	Chief Executive Officer and Director	March 12, 2009

/s/ ANDREW L. GRAHAM Andrew L. Graham	Chief Financial Officer and Secretary (principal accounting officer)	March 12, 2009

/s/ ARTHUR B. COHEN Arthur B. Cohen	Director	March 12, 2009

/s/ STEPHEN R. DAVIS Stephen R. Davis.	Director	March 12, 2009

/s/ FELIX J. BAKER Felix J. Baker	Director	March 12, 2009

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 12, 2009

/s/ BARRY D. QUART Barry D. Quart, PharmD.	Director	March 12, 2009

/s/ JOSEPH P. HEALEY Joseph P. Healey	Director	March 12, 2009

EXHIBIT INDEX

(a)	Exhibits

3.1(n)	Second Amended and Restated Bylaws of the Registrant.

3.2(n)	Fifth Amended and Restated Certificate of Incorporation of the Registrant

4.1*	Specimen certificate for shares of Common Stock.

4.2(n)	Description of Capital Stock (contained in the Fifth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1*	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2(p)	Trimeris, Inc. Amended and Restated Stock Incentive Plan. †

10.3*	Trimeris, Inc. Employee Stock Purchase Plan. †

10.4*	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.5*	Form of Indemnification Agreements.

10.6*	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.7(e)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan. †

10.8(e)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan. †

10.9(g)	Executive Employment Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 8, 2004. †

10.10(g)	Incentive Stock Option Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.11(g)	Restricted Stock Agreement by and between Trimeris, Inc. and Steven Skolsky dated September 9, 2004. †

10.12(a)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.13(a)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.14(a)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.15(f)	Sublease Agreement between Trimeris, Inc. and PPD Development, LP dated June 30, 2004.

10.16(f)	Lease Agreement and Amendments between PPD Development, LP (formerly PPD Pharmaco, Inc.) and Weeks Realty, LP relating to Sublease Agreement filed as Exhibit 10.15 hereto.

10.17(b)	Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.18(c)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.19(h)	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated November 13, 2003. (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.)

10.20(d)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.21(f)	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004 by and between Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

10.22(i)	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004. (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.)

10.23(j)	Description of non-management director compensation arrangements.

10.24(k)	Letter Agreement between Trimeris, Inc. and Roche Laboratories, Inc. dated May 12, 2005. (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.)

10.25(l)	License Agreement between The Regents of the University of California and Hoffman-La Roche Inc. and Trimeris, Inc. for Method for Preventing and Treating a Viral Condition by Inhibiting Membrane Fusion dated June 27, 2005. (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.)

10.26(m)	Letter of Amendment with F. Hoffman-La Roche, Ltd. and Hoffman-La Roche Inc. dated September 2, 2005. (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.)

10.27(o)	Trimeris, Inc. Incentive Pay Plan. †

10.28(q)	Second Amendment to the Research Agreement between F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc. and Trimeris, Inc. (effective as of December 31, 2005)

10.29(r)	Amended and Restated Severance Pay Plan, effective December 3, 2006

10.30(s)	Third Amendment to the Research Agreement between F. Hoffman-La Roche, Ltd. and Hoffman-La Roche Inc. and Trimeris, Inc. (effective as of August 15, 2006)

10.31(t)	Letter of Agreement between Trimeris, Inc. and F. Hoffman-La Roche, Ltd. dated March 13, 2007

10.32(u)	Executive Employment Agreement by and between Trimeris, Inc. and Dani P. Bolognesi dated March 9, 2007 †

10.33(u)	Executive Employment Agreement by and between Trimeris, Inc. and Robert R. Bonczek dated March 9, 2007 †

10.34(v)	Letter Agreement by and between Dani P. Bolognesi and Trimeris, Inc. dated March 14, 2007 †

10.35(v)	Settlement Agreement and Release by and between Dani P. Bolognesi and Trimeris, Inc. dated March 15, 2007

10.36(v)	Letter Agreement by and between Robert R. Bonczek and Trimeris, Inc. dated March 14, 2007 †

10.37(v)	Settlement Agreement and Release by and between Robert R. Bonczek and Trimeris, Inc. dated March 15, 2007

10.38(w)	Executive Employment Agreement between Trimeris, Inc. and Carol Ohmstede dated August 1, 2006 †

10.39(w)	Letter Agreement between Trimeris, Inc. and Carol Ohmstede dated August 1, 2007 †

10.40(w)	Letter Agreement between Trimeris, Inc. and Andrew L. Graham dated August 1, 2007 †

10.41(w)	Executive Engagement Agreement between Trimeris, Inc., Hickey & Hill, Inc. and E. Lawrence Hill, Jr. dated August 2, 2007 †

10.42(w)	Executive Engagement Agreement between Trimeris, Inc., Hickey & Hill, Inc. and Daniel Ratto dated August 2, 2007 †

10.43(x)	Letter Agreement between Trimeris, Inc. and Roche Laboratories Inc., dated October 5, 2007

10.44(y)	Executive Employment Agreement by and between Trimeris, Inc. and Martin A. Mattingly dated November 14, 2007 †

10.45(z)	Executive Employment Agreement by and between Trimeris, Inc. and Andrew L. Graham dated January 24, 2008 †

10.46(z)	Executive Employment Agreement by and between Trimeris, Inc. and Michael A. Alrutz dated January 24, 2008 †

10.47	Trimeris, Inc. 2007 Stock Incentive Plan †

10.48	Trimeris, Inc. 2007 Stock Incentive Plan—form of Option Agreement †

10.49	Trimeris, Inc. 2007 Employee Stock Purchase Plan †

23	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.
(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001.
(c)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on May 11, 2001.
(d)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.
(e)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.
(f)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 9, 2004.
(g)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 10, 2004.
(h)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Commission on October 15, 2004.
(i)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 filed with the Commission on October 15, 2004.
(j)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 11, 2005.
(k)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on May 12, 2005.
(l)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on June 27, 2005.
(m)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 26, 2005.
(n)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Commission on November 8, 2005.
(o)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2006.
(p)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 10, 2006.
(q)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on February 21, 2006.
(r)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on December 7, 2006.
(s)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 7, 2006.
(t)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 16, 2007.

(u)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on March 15, 2007.
(v)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on March 20, 2007.
(w)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Commission on August 9, 2007.
(x)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on October 11, 2007.
(y)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on November 20, 2007.
(z)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2008.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.