Form 10-K/A
period 2008-12-31
TRIMERIS INC
filed 2009-04-30
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 0-23155

TRIMERIS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	56-1808663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2530 Meridian Parkway, 2nd Floor Durham, North Carolina	27713
(Address of principal executive offices)	(Zip Code)

(919) 806-4682

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act and Title of Class:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “ large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

The number of shares of the registrant’s common stock outstanding as of April 17, 2009 was 22,384,841.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Trimeris, Inc. is filing this Amendment No. 1 (the “Amended Report”), to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”), on March 13, 2009 (the “Original Report”), in order to add certain information originally intended to be incorporated by reference from our Definitive Proxy Statement for our 2009 annual meeting of stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Since we will not be filing our Definitive Proxy Statement within 120 days following the end of our fiscal year end as originally intended, we are hereby filing this Amended Report to add information required by Part III of Form 10-K. Pursuant to Rule 12b-15 under the Exchange Act, we hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings.

The Company is also filing this Amended Report to change its status from “Accelerated Filer” to “Smaller Reporting Company.”

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

All references to the “Company”, “Trimeris”, “we”, “us”, or “our” in this Amended Report mean Trimeris, Inc.

***

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our executive officers and directors as of April 24, 2009:

Name	Age	Position with Company
Felix J. Baker, Ph.D. (2)	40	Director

Julian C. Baker (2)(3)	42	Director

Arthur B. Cohen	47	Director

Stephen R. Davis(1)(3)	48	Director

Joseph P. Healey	42	Director

Barry Quart, Pharm.D.(1)(2)	52	Director

Martin A. Mattingly, Pharm. D.	52	Chief Executive Officer and Director

Andrew L. Graham	39	Chief Financial Officer

Michael A. Alrutz, J.D., Ph.D.	39	General Counsel

(1)	Member of the Audit and Finance Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nomination and Governance Committee

Felix J. Baker, Ph.D. has served as a director of Trimeris since April 2004. Dr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Julian Baker, founded in 2000. Dr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly-traded life sciences companies. Dr. Baker’s career as a fund manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. He is also a director of Neurogen Corporation, Conjuchem Inc., and Seattle Genetics, Inc. Dr. Baker holds a B.S. and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school.

Julian C. Baker has served as a director of Trimeris since April 2004. Mr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Felix Baker, Ph.D., founded in 2000. Mr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for university endowments and foundations, which are focused on publicly-traded life sciences companies. Mr. Baker’s career as a fund manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. Previously, Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of Credit Suisse First Boston Corporation. He is also a director of Incyte Corporation, Neurogen Corporation, and Genomic Health, Inc. Mr. Baker holds an A.B. magna cum laude from Harvard University.

Arthur B. Cohen was appointed to the Company’s Board of Directors on February 8, 2008. Mr. Cohen is a founder of, and Portfolio Manager at, HealthCor Management LP. Prior to establishing HealthCor in September 2005, Mr. Cohen acted as a Portfolio Manager for SAC Capital Advisors LLC from January 2000 until March 2005. From 1995 until 2000, Mr. Cohen was responsible for healthcare investments as a Managing Director at Tiger Management, and from 1993 to 1995, he was employed as an Investment Officer at J&W Seligman. Mr. Cohen was also employed as a Vice President at the Bank of New York from 1991 until 1993 and was an Assistant Portfolio Manager of the M.S.B. Fund from 1987 to 1991. Mr. Cohen is a Chartered Financial Analyst. Mr. Cohen graduated from the University of Virginia in 1983 with a B.A. degree in Commerce and received his M.B.A. in Banking and Finance from Hofstra University in 1986.

Stephen R. Davis has been a director since June 2007. Mr. Davis has been President and Chief Executive Officer of Neurogen Corporation since September 2007. Prior to being named CEO, Mr. Davis served as Chief Operating Officer of Neurogen beginning in April 2005 and Vice President from September 2001 through April 2005. Mr. Davis is also a director of Neurogen. Mr. Davis joined Neurogen in 1994 as Vice President of Finance and Chief Financial Officer. From 1990 through June 1994, Mr. Davis was employed by Milbank, Tweed, Hadley & McCloy LLP as a corporate and securities attorney. Previously, Mr. Davis practiced as a Certified Public Accountant with Arthur Andersen & Co. Mr. Davis received his B.S. in Accounting from Southern Nazarene University and a J.D. from Vanderbilt University.

Joseph P. Healey was appointed to the Company’s Board of Directors on February 8, 2008. Mr. Healey is a founder of, and Portfolio Manager at, HealthCor Management LP. Prior to establishing HealthCor in September 2005, Mr. Healey acted as a Portfolio Manager for SAC Capital Advisors LLC from January 2000 until March 2005. Prior to joining SAC Capital, Mr. Healey was a healthcare Portfolio Manager at Kingdon Capital Management from 1997 to 2000 and was employed as an Analyst and Portfolio Manager at the Dreyfus Corporation from 1992 until 1997. Mr. Healey also served as a First Lieutenant in the United States Army Medical Service Corps at the Walter Reed Army Medical Center from 1988 to 1992. Mr. Healey is a Chartered Financial Analyst. Mr. Healey graduated from Boston University in 1988 with a B.A. in Biomedical Engineering and received his M.S. in Technology Management from the University of Maryland in 1993.

Barry Quart, Pharm.D. has been a director of Trimeris since June 2007. Since late 2006, Dr. Quart has served as President and CEO of Ardea Biosciences, Inc., a publicly-traded biotechnology firm. From 2002 until December 2006, Dr. Quart was President of Napo Pharmaceuticals, Inc. Prior to Napo, Dr. Quart was Senior Vice President, Pfizer Global Research and Development and the Director of Pfizer’s La Jolla Laboratories. Prior to Pfizer’s acquisition of the Warner-Lambert Company, Dr. Quart was President of Research and Development at Agouron Pharmaceuticals, Inc., a division of the Warner-Lambert Company, since 1999. Prior to joining Agouron in 1993, Dr. Quart spent over ten years at Bristol-Myers Squibb in both Clinical Research and Regulatory Affairs. Dr. Quart has a Pharm.D. from the University of California, San Francisco.

Martin A. Mattingly, Pharm.D. has been our Chief Executive Officer since November 14, 2007, and was appointed to the Board of Directors on November 14, 2007. Dr. Mattingly was most recently employed at Ambrx, Inc. where he served as President and Chief Executive Officer from September 2005 to 2007. Prior to Ambrx, Dr. Mattingly served as Executive Vice President and Chief Operating Officer at CancerVax, Inc. from May 2003 to September 2005. From 1996 to 2003, Dr. Mattingly provided senior leadership in various management positions at Agouron Pharmaceuticals, Inc. and Pfizer, Inc. These assignments included General Manager of the Agouron HIV division; Vice President, Product Development Group at Pfizer; and Vice President, Global Marketing Planning at Pfizer. From 1983 to 1996, Dr. Mattingly held various positions in oncology marketing and sales management at Eli Lilly and Company.

Andrew L. Graham, C.P.A. was appointed Chief Financial Officer of Trimeris in January 2008. Mr. Graham initially joined Trimeris as Director of Finance and Secretary in September 2004. From 2002 to 2004, Mr. Graham served as Chief Accounting Officer at Paradigm Genetics, Inc. From 1999 to 2002, Mr. Graham served as Comptroller and later as Director of Finance at Paradigm Genetics, Inc. Mr. Graham received his B.A. and M.A. degrees in accounting from North Carolina State University and his M.B.A. from the University of North Carolina at Chapel Hill.

Michael A. Alrutz, J.D., Ph.D. was appointed General Counsel of Trimeris in January 2008. Dr. Alrutz previously served as Legal Counsel at Trimeris beginning in 2002. Dr. Alrutz received his B.A. degree in Biology from the University of Pennsylvania and his J.D. from Duke University School of Law. Dr. Alrutz also holds a Ph.D. in Molecular Biology from the Sackler School of Graduate Biomedical Sciences at Tufts University.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2008.

Code of Ethics

We have a code of ethics for our employees, executives and officers. This document is available on our website at the following address: http://www.trimeris.com/downloads/codeofethics.pdf

To date, there have been no waivers under our Code of Ethics. A waiver of the Code as it applies to an executive officer or a director can be granted only by the Board of Directors or the Audit Committee of the Board of Directors. We intend to disclose future amendments to certain provisions of our Code of Ethics or any waiver applicable to an executive officer, if and when granted, of our Code of Ethics on a Form 8-K filed within four business days following the date of such amendment or waiver.

Corporate Governance

Our Board of Directors has appointed an Audit Committee, comprised of Stephen R. Davis, as Chairman, and Dr. Barry Quart. Prior to his resignation from the Board of Directors in December 2008, Kevin C. Tang was also a member of the Audit Committee. The Board of Directors has determined that Mr. Davis qualifies as an “audit committee financial expert” under the definition in Item 407(e)(5) of Regulation S-K. In addition, both of the members of the Audit Committee qualify as an “independent director” under the current rules of The NASDAQ Stock Market and SEC rules and regulations.

On December 15, 2008, Kevin C. Tang resigned from the Company's Board of Directors. Mr. Tang was a member of the Company's Audit Committee, and, as a result of his resignation, the composition of the Company's Audit Committee was reduced from three members to two members. Nasdaq's Marketplace Rule 4350 requires, among other things, that the Company's Audit Committee have at least three members. On December 18, 2008, the Company received a letter from the Nasdaq Listing Qualifications Department indicating that the Company was not in compliance with Nasdaq Marketplace Rule 4350 with respect to audit committee composition requirements as a result of Mr. Tang's resignation. The Company is currently working to address the deficiency raised in the Nasdaq letter.

There have been no changes to the process by which security holders may recommend nominees to the Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is intended to provide investors with an understanding of our compensation policies and practices with respect to all persons serving as our principal executive officers during 2008. These individuals, referred to as our “named executive officers,” are identified below:

•	Martin A. Mattingly, Pharm.D., Chief Executive Officer and Director

•	Andrew L. Graham, Chief Financial Officer

•	Michael A. Alrutz, J.D., Ph.D., General Counsel

Our Compensation Philosophy and Objectives

We believe that compensation of our executive officers should encourage creation of stockholder value and achievement of strategic corporate objectives, attract and retain qualified, skilled and dedicated executives on a long-term basis, reward past performance, and provide incentives for future performance. Our goal is to align the interests of our stockholders and management by integrating compensation with our annual and long-term corporate and financial objectives. The Company’s Incentive Pay Plan (as defined below), which governs the payment of bonuses to employees and executives, ties many of the short-term objectives to specific cash incentives. In addition, we believe that equity ownership by employees encourages a longer-term view of corporate successes. In order to attract and retain qualified personnel, we strive to offer a total compensation package competitive with companies in the biopharmaceuticals industry, taking into account the relative size, performance and needs of the Company as well as an individual’s contributions.

Developments in 2007 and 2008

The Company experienced a significant amount of change beginning in late 2007 and continuing throughout 2008 and our Compensation Committee was particularly active throughout this period addressing a variety of compensation-related matters that emerged as a result of these changes. In late 2007, the Company announced a strategic shift in focus resulting in changes to our corporate structure to (i) maximize cash flows from FUZEON while also (ii) advance TRI-1144 to a value-creating milestone and (iii) pursue strategic alternatives for the Company. Because of the uncertainty regarding the timing and effect of the strategic shift and the impact of this uncertainty on our employees, our management and Compensation Committee worked together to develop and implement several programs, incentives and benefits designed to retain our employees through this shift.

As of December 31,2008, the Company has only four employees and no longer staffs a research and development function. As a result of our reduced size, the Compensation Committee and management were able to work directly with the remaining staff to tailor the compensation and retention packages to needs and goals of both the Company and the individual. The Company has negotiated employment agreements with all our executive officers that set forth the basic framework of each individual’s compensation.

In setting the level of cash and equity compensation for our executive officers, the Compensation Committee of our Board of Directors considers various factors, including the performance of the Company and the individual executive’s performance during the year, the uniqueness and relative importance of the executive’s skill set to the Company, the executive’s expected future contributions to the Company, the level of the executive’s stock ownership and the Company’s compensation philosophy for all employees. While the Compensation Committee did not use a compensation consultant to assist in determining executive compensation for 2008, the Compensation Committee periodically reviews data with respect to a peer group of biotechnology and biopharmaceutical companies, which included information relating to compensation levels for executives in comparable positions at companies in those industries.

In connection with stock option grants, the Compensation Committee periodically reviews the equity granting practices of peer companies in order to ensure that our granting practices would not vary greatly from the industry norm. These peer companies are listed below:

•	Alexza Pharmaceuticals, Inc.

•	Antigenics, Inc.

•	Avanir Pharmaceuticals

•	Avi Biopharma, Inc.

•	Barrier Therapeutics, Inc.

•	Caliper Life Sciences, Inc.

•	Cerus Corp.

•	Columbia Laboratories, Inc.

•	CombinatoRx, Inc.

•	Curagen Corp.

•	Depomed Inc.

•	Dyax Corp.

•	Dynavax Technologies Corp.

•	Emisphere Technologies,Inc.

•	Encysive

•	Epix Pharmaceuticals, Inc.

•	Genitope Corp.

•	Genvec, Inc.

•	Harvard Bioscience, Inc.

•	Hi Tech Pharmacal Co., Inc

•	Idenix Pharmaceuticals, Inc.

•	Introgen Therapeutics, Inc.

•	Ista Pharmaceuticals, Inc.

•	Novavax, Inc.

•	Nuvelo, Inc.

•	NPS Pharmacueticals, Inc.

•	Panacos Pharmaceuticals, Inc.

•	Reovir, Inc.

•	Stemcells, Inc.

•	Telik, Inc.

When establishing each element of an executive officer’s compensation, the Compensation Committee also takes into consideration the executive’s historical cash and equity compensation, level of equity ownership, and total current and potential compensation against meeting the specific needs and goals of the Company.

Elements of Executive Compensation

Our compensation structure for our named executive officers consists of a combination of salary and stock options and in some cases restricted stock grants; executives are eligible for a cash bonus as well. We do not have programs providing for personal-benefit perquisites for our executive officers other than providing long-term disability insurance coverage. The Compensation Committee annually reviews executive officer compensation. In 2008, the allocation between equity and non-equity compensation for named executive officers was more heavily weighted towards non-equity compensation. The Compensation Committee believes that this ratio of awards is appropriate and consistent with the Company’s goals of motivating and retaining employees.

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

Performance Incentive Awards. Employees of the Company are eligible to participate in the Trimeris, Inc. Incentive Pay Plan (the “Incentive Pay Plan”) which sets forth the structure under which annual cash bonuses may be paid. The Incentive Pay Plan addresses the short-term incentive component of employee compensation and is structured to motivate, reward and retain employees by aligning compensation with the achievement of strategic corporate goals, as well as individual performance objectives. Each employee has an incentive pay target, expressed as a percentage of his or her base salary for the year. The amount of a specific employee’s target varies according to the employee’s role in the Company, his or her salary grade and the terms of any employment agreement to which such employee is party. For 2009, the target bonus for each named executive officer is as follows:

•	Martin A. Mattingly—50%-75%

•	Andrew L. Graham —30%

•	Michael A. Alrutz—30%

The Compensation Committee, in consultation with management, meets throughout the year to discuss the progress of management towards the Company’s goals with respect to the Incentive Pay Plan.

In determining incentive pay, the Compensation Committee evaluates the Company’s performance at year-end by assessing a number of financial, operational and business development factors, including sales, cash flow, share price, progress in its development programs, pursuit of growth opportunities and the achievement of other business and operating objectives, all in light of economic conditions. The factors can be divided into three separate categories: (1) financial goals, (2) business development goals and (3) operational goals. The Compensation Committee, at its discretion, adjusts the composition and priority of these goals to coincide with changes in our business and competitive landscape and to fully align management’s efforts with our short- and long-term corporate objectives. In December 2008, bonuses totaling an aggregate of $371,000 were awarded to Dr. Mattingly, Mr. Graham, and Dr. Alrutz for corporate achievements in 2008, which included the continued corporate reorganization and strategic shift that began in 2007, the reduction of expenses, and the completion of a Phase I trial for TRI-1144 and offset by the performance of the Company’s’ stock compared to similar companies.

Equity-Based Compensation. Our Compensation Committee administers our stock option plan for executive officers, employees, consultants and outside directors, under which it grants options to purchase our common stock with an exercise price equal to the fair value of a share of our common stock on the date of grant, which is the closing price on the date of grant. We do not coordinate the timing of equity award grants with the release of financial results or other material announcements by the Company; our annual equity grants are made in connection with the annual meeting of stockholders.

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

Accordingly, the Compensation Committee also considers option grants to be an important aspect in compensating and providing incentives to management and employees. Each executive officer is initially granted an option at the start of their employment. The amount of the grant is based on the scope of the employee’s responsibilities, relevant prior experience and market conditions. These initial grants vest monthly over four years. We believe that vesting over a four-year term is an appropriate length to compensate executives for their contribution over a period of time and to provide an incentive to focus on our longer term goals. The Compensation Committee also sets annual grants as part of its annual compensation review process. The Compensation Committee determines the number of shares underlying each stock option grant based upon the executive officer’s and the Company’s performance, the executive officer’s role and responsibilities, the executive officer’s base salary, and comparison with comparable awards to individuals in similar positions in our industry. The stock option grants made to the named executive officers in 2008 were somewhat lower in value and as a percentage of overall compensation to their respective stock option grants and overall compensation for 2007.

While equity incentive compensation is generally in the form of stock options grants, we have on occasion used restricted stock as a component of compensation. In 2008, Mr. Graham and Dr. Alrutz were each awarded 15,000 shares of restricted stock as incentive for his continued service with the Company. These restricted stock shares vest 100% at the earlier of three years from the date of grant or an Acquisition Event as defined in the Trimeris, Inc. 2007 Stock Incentive Plan. Prior to these grants in 2008, restricted stock grants have been limited to a single grant to all employees that occurred in 2004 and grants to certain executive employees in connection with entering into an employment agreement.

Benefits. Benefits offered to our executive officers are substantially the same as those offered to our regular employees and generally include medical insurance, dental insurance, 401(k) plan, employee stock purchase plan, disability insurance, life insurance and flexible spending account.

Employment Agreements. We have entered into employment agreements with each of our named executive officers as described below. We believe these types of arrangements are an important part of an executive’s compensation package and that they enhance our ability to attract and retain top management talent. In addition to the specific rights upon a change in control that may be set forth in any employment agreement, in the event of any change in control, stock options and restricted stock granted pursuant to the Amended and Restated Stock Incentive Plan or the 2007 Trimeris, Inc. Stock Incentive Plan contain a change in control provision, which provides for the immediate vesting in full of all grants of options or lapse of all restrictions for restricted stock.

Named Executive Officers

The 2008 Summary Compensation Table, 2008 Grants of Plan-Based Awards Table and the tables that follow provide compensation information for those serving as our named executive officers at the end of 2008.

2008 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Non- Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)(4)	Total ($)

Martin A. Mattingly, Pharm.D. Chief Executive Officer	2008	385,000	—		420,905	231,000	20,460	1,057,365
	2007	48,125	—		29,823	—		77,948

Andrew L. Graham Chief Financial Officer	2008	175,000	10,028	(5)	78,982	70,000	16,217	350,227
	2007	144,000	—		42,109	36,000	16,362	238,471
	2006	139,008	—		27,143	20,000	15,839	201,990

Michael A. Alrutz, J.D., Ph.D. General Counsel	2008	175,000	10,028	(5)	68,452	70,000	16,148	339,628

(1)	Represents the compensation expense related to outstanding restricted stock we recognized for the year ended December 31, 2008 under Statement of Financial Accounting Standards No. 123, share-based payment (“SFAS 123R”), rather than amounts paid to or realized by the named individual. Compensation expense is determined by computing the fair value of the restricted stock on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the restricted stock vesting term. See Note 6 of Notes to our Consolidated Financial Statements set forth in Item 8 of the Original Report under the heading “Restricted Stock” for the assumptions made in determining SFAS 123R values. The SFAS 123R value of a restricted stock grant as of the grant date is spread over the number of months in which the restricted stock is subject to vesting.
(2)	Represents the compensation expense related to outstanding options we recognized for the year ended December 31, 2008 under SFAS 123R rather than amounts paid to or realized by the named individual, and includes expense we recognized in 2008 for option grants in prior periods. Compensation expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R (excluding expected forfeitures) and recognizing that amount as expense ratably over the option vesting term. See Note 6 of Notes to our Consolidated Financial Statements set forth in Item 8 of our Annual Report on the applicable year’s Form 10-K for the assumptions made in determining SFAS 123R values. The SFAS 123R value of an option as of the grant date is spread over the number of months in which the option is subject to vesting and includes ratable amounts expensed for option grants in prior years. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we recognized.
(3)	See “Performance Incentive Awards” under the Elements of Executive Compensation section of Compensation Discussion and Analysis.
(4)	Beginning in 1998, we have matched up to 100% of a participant’s annual contributions to the Trimeris Employee 401(k) Plan with common stock of Trimeris, provided the participant was employed on the last day of the year. The number of shares issued is based on the annual contributions to be matched divided by the closing price of the common stock on the last trading day of the year. The dollar amount of matching contributions were calculated using the closing stock price on the date of grant. On December 31, 2006, the closing price was $12.71. On December 31, 2006, Mr. Graham received 1,180 shares of stock. Mr. Graham is vested in 100% of these shares. On December 31, 2007, the closing price was $6.98. On December 31, 2007, Mr. Graham and Dr. Alrutz each received 2,220 shares of stock and each is vested in 100% of these shares. On December 31, 2008, the closing price was $1.34. On December 31, 2008, Mr. Graham and Dr. Alrutz each received 11,545 shares of stock and each is vested in 100% of these shares; and Dr. Mattingly received 15,269 shares of stock and as of April 23, 2009, is vested in 25% of these shares.
(5)	On August 6, 2008, the Compensation Committee awarded Mr. Graham and Dr. Alrutz 15,000 shares of restricted stock each as part of their long-term performance incentives during 2008.

2008 Grants of Plan-Based Awards

The following table sets forth information on grants of non-equity incentive plan awards and equity-based awards to purchase shares of our common stock in 2008 to our named executive officers:

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)				All Other Option Awards: Number of Securities	Exercise or Base Price of Option		Grant Date Fair Value of Option
Name	Grant Date (1)		Threshold ($)		Target ($)	Maximum ($)	Underlying Options (#)	Awards ($ per share)		Awards ($)
Martin A. Mattingly	6/26/08	(3)					89,088	5.03	(6)	252,119
	N/A		—	(5)	192,500	288,750

Andrew L. Graham	1/2/08	(4)					3,322	6.99	(7)	12,989
	4/1/08	(4)					3,322	7.04	(8)	12,923
	6/26/08	(3)					44,544	5.03	(6)	126,060
	N/A		—	(5)	52,500	78,750

Michael A. Alrutz	1/2/08	(4)					3,322	6.99	(7)	12,989
	4/1/08	(4)					3,322	7.04	(8)	12,923
	6/26/08	(3)					44,544	5.03	(6)	126,060
	N/A		—	(5)	52,500	78,750

(1)	Stock option awards are granted pursuant to the Trimeris, Inc. Stock Incentive Plan. We typically authorize the grant of stock options at a meeting of our Board of Directors scheduled to coincide with our annual meeting of stockholders. At that time, the Board of Directors approves the aggregate number of shares to be awarded to an officer or employee. In prior years, the award was divided into four equal grants; the first grant occurred on the day of the board meeting with the remaining grants take place on the first trading day of October, January and April. Beginning in 2008, the Board of Directors made a single grant on June 26, 2008, in which the shares vested monthly over 2 years. In all cases, the exercise price for the grant is the closing price on the grant date.
(2)	Actual amounts paid in December 2008 based on our Compensation Committee’s review of corporate performance and individual achievements for fiscal 2007 are included in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. See “Compensation Discussion and Analysis – Elements of Executive Compensation – Performance Incentive Awards” for a description of our non-equity incentive plan.
(3)	The grant of these stock options was approved at a meeting of our Board of Directors that took place on June 26, 2008. The stock option vests monthly over two- years beginning on the date of grant and will become fully exercisable on June 26, 2010.
(4)	The grant of these stock options was approved at a meeting of our Board of Directors that took place on August 9, 2007. These options vest monthly over three years, beginning August 9, 2008.
(5)	There is no minimum bonus requirement.
(6)	The price reported in this column reflects the original exercise price at the date of grant. The exercise price has since been adjusted in light of dividends paid during 2008 pursuant to the 2007 Trimeris, Inc. Stock Incentive Plan. Following adjustment the exercise price of this stock option is $4.12.
(7)	The price reported in this column reflects the original exercise price at the date of grant. The exercise price has since been adjusted in light of dividends paid during 2008 pursuant to the 2007 Trimeris, Inc. Stock Incentive Plan. Following adjustment the exercise price of this stock option is $4.94.
(8)	The price reported in this column reflects the original exercise price at the date of grant. The exercise price has since been adjusted in light of dividends paid during 2008 pursuant to the 2007 Trimeris, Inc. Stock Incentive Plan. Following adjustment the exercise price of this stock option is $4.99.

Employment Agreements

In connection with his appointment as Chief Executive Officer, the Company and Dr. Mattingly entered into an executive employment agreement dated November 14, 2007 (the “Mattingly Employment Agreement”) setting forth the terms and conditions of Dr. Mattingly’s employment and compensation. Pursuant to the Mattingly Employment Agreement, Dr. Mattingly will receive an annual base salary of $385,000. In addition, Dr. Mattingly is eligible to receive a discretionary bonus of up to 75% of his base salary. In addition, Dr. Mattingly was granted an option for 350,000 shares of the common stock of the Company (the “Option”) in connection with the Mattingly Employment Agreement. The Option has an exercise price of $5.16 and vested as to 25% of the shares on the first anniversary of the Mattingly Employment Agreement with the remainder vesting monthly over the following three years. The Mattingly Employment Agreement has a term of one year, and is subject to extension as provided in the Mattingly Employment Agreement. Under the Mattingly Employment Agreement, in the event that Dr. Mattingly’s employment is terminated other than for cause, death or disability or upon his resignation for good reason (as these terms are defined in the Mattingly Employment Agreement), Dr. Mattingly will be entitled to certain severance payments and benefits including an amount equal to his base salary and continuing medical insurance coverage for up to 12 months. Dr. Mattingly is subject to non-competition restrictions during the term of his employment and for one year thereafter. In addition, Mr. Mattingly is eligible to receive a bonus of $100,000 in connection with the occurrence of an “Acquisition Event” as defined in the Trimeris, Inc. 2007 Stock Incentive Plan (other than clause (c) of such definition, relating to liquidation) assuming he remains employed as of the closing of the Acquisition Event. With respect to the bonus, an Acquisition Event is defined as: (a) any merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto representing (either by remaining outstanding or by being converted into voting securities of the surviving or acquiring entity) less than 60% of the combined voting power of the voting securities of the Company or such surviving or acquiring entity outstanding immediately after such merger or consolidation; (b) any sale of all or substantially all of the assets of the Company; or (c) the acquisition of “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities (other than through a merger or consolidation or an acquisition of securities directly from the Company) by any “person,” as such term is used in Section 13(d) and 14(d) of the Exchange Act, other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any corporation owned directly or indirectly by the stockholders of the Company.

In connection with his appointment as Chief Financial Officer on January 24, 2008, the Company and Andrew L. Graham entered into an Executive Employment Agreement (the “Graham Employment Agreement”) setting forth the terms and conditions of Mr. Graham’s employment and compensation. The Graham Employment Agreement is effective as of January 1, 2008 and has an indefinite term. Under the Graham Employment Agreement, Mr. Graham will receive an annual salary of $175,000. Mr. Graham is entitled to receive other compensation as well, including an annual discretionary bonus of up to 30% of base salary based upon the achievement of objective criteria and performance standards as established in advance and agreed to by Mr. Graham and the Compensation Committee of the Board with respect to any 12 month period. In the event that Mr. Graham’s employment is terminated by the Company other than for cause, death or disability or upon his resignation for good reason (as these terms are defined in the Graham Employment Agreement), Mr. Graham will be entitled to certain severance payments and benefits including an amount equal to his yearly base salary in exchange for his execution of a release of claims and continuing medical insurance coverage for up to 12 months. Mr. Graham is subject to non-competition restrictions during the term of his employment and for one year thereafter.

In connection with his appointment as General Counsel on January 24, 2008, the Company and Michael A. Alrutz entered into an Executive Employment Agreement (the “Alrutz Employment Agreement”) setting forth the terms and conditions of Dr. Alrutz’s employment and compensation. The Alrutz Employment Agreement is effective as of January 1, 2008 and has an indefinite term. Under the Alrutz Employment Agreement, Dr. Alrutz will receive an annual salary of $175,000. Dr. Alrutz is entitled to receive other compensation as well, including an annual discretionary bonus of up to 30% of base salary based upon the achievement of objective criteria and performance standards as established in advance and agreed to by Dr. Alrutz and the Compensation Committee of the Board with respect to any 12 month period. In the event that Dr. Alrutz’s employment is terminated by the Company other than for cause, death or disability or upon his resignation for good reason (as these terms are defined in the Alrutz Employment Agreement), Dr. Alrutz will be entitled to certain severance payments and benefits, including an amount equal to his yearly base salary in exchange for his execution of a release of claims. Dr. Alrutz is subject to non-competition restrictions during the term of his employment and for one year thereafter.

Outstanding Equity Awards at 2008 Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Restricted Stock Shares That Have Not Vested ($)(2)
Martin A. Mattingly	94,791		255,209	(3)	5.16
	22,272	(7)	66,816		4.12	6/26/2018
Andrew L. Graham	5,000	(4)	0		9.90	9/1/2014
	1,696	(5)	0		10.57	8/9/2015
	1,319	(6)	377		13.60	8/9/2015
	1,319	(6)	377		9.74	8/9/2015
	1,319	(6)	377		10.75	8/9/2015
	2,813	(5)	0		6.74	8/9/2016
	1,250	(6)	1,563		6.53	8/9/2016
	1,250	(6)	1,563		10.49	8/9/2016
	1,250	(6)	1,563		4.81	8/9/2016
	3,322	(5)	0		5.00	8/15/2017
	369	(6)	2,953		5.64	8/15/2017
	369	(6)	2,953		4.94	8/15/2017
	369	(6)	2,953		4.99	8/15/2017
	11,136	(7)	33,408		4.12	6/26/2018
							15,000	20,100

Michael A. Alrutz	1,000	(4)	0		45.47	5/1/2012
	250	(5)	0		40.25	6/26/2012
	250	(6)	0		43.18	6/26/2012
	250	(6)	0		40.77	6/26/2012
	250	(6)	0		38.80	6/26/2012
	740	(5)	0		46.30	6/18/2013
	740	(6)	0		23.32	6/18/2013
	740	(6)	0		18.96	6/18/2013
	740	(6)	0		12.91	6/18/2013
	1,300	(5)	0		12.09	6/22/2014
	1,300	(6)	0		13.90	6/22/2014
	1,300	(6)	0		12.21	6/22/2014
	1,300	(6)	0		9.10	6/22/2014
	905	(5)	0		10.57	8/9/2015
	703	(6)	202		13.60	8/9/2015
	703	(6)	202		9.74	8/9/2015
	703	(6)	202		10.75	8/9/2015
	2,813	(5)	0		6.74	8/9/2016
	1,250	(6)	1,563		6.53	8/9/2016
	1,250	(6)	1,563		10.49	8/9/2016
	1,250	(6)	1,563		4.81	8/9/2016
	3,322	(5)	0		5.00	8/15/2017
	369	(6)	2,953		5.64	8/15/2017
	369	(6)	2,953		4.94	8/15/2017
	369	(6)	2,953		4.99	8/15/2017
	11,136	(7)	33,408		4.12	6/26/2018
							15,000	20,100

(1)	The exercise price reported in this column represents the current exercise price of these stock options following adjustments to the original exercise price of the stock option. The adjustments to the exercise prices were made pursuant to the option plan in light of the dividends paid during 2008.
(2)	This amount reflects the number of unvested and outstanding restricted stock shares multiplied by $1.34, the closing price of our stock on December 31, 2008.
(3)	These stock options were granted in connection with an Executive Employment Agreement and vested 25% on the one-year anniversary of the date of grant and monthly thereafter over 3 years.
(4)	These new hire option grants vest monthly over four years from the date of grant.
(5)	These annual option grants vest 100% on the one-year anniversary of the grant date.
(6)	These quarterly option grants vest monthly over three years beginning on the one-year anniversary of the associated annual grant.
(7)	These annual option grants vest monthly over two years from the date of grant.

Option Exercises in the Year Ended December 31, 2008

Name	OPTION AWARDS
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Martin A. Mattingly	—	—
Andrew L. Graham	—	—
Michael A. Alrutz	—	—

SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS

In connection with his appointment as Chief Executive Officer, the Company and Dr. Mattingly entered into the Mattingly Employment Agreement. Under the Mattingly Employment Agreement, in the event that Dr. Mattingly’s employment is terminated other than for cause, death or disability or upon his resignation for good reason (as these terms are defined in the Mattingly Employment Agreement), Dr. Mattingly will be entitled to certain severance payments and benefits including an amount equal to his base salary and continuing medical insurance coverage for up to 12 months. Dr. Mattingly is subject to non-competition restrictions during the term of his employment and for one year thereafter. In addition, Mr. Mattingly is eligible to receive a bonus of $100,000 in connection with the occurrence of an “Acquisition Event” as defined in the Trimeris, Inc. 2007 Stock Incentive Plan (other than clause (c) of such definition, relating to liquidation) assuming he remains employed as of the closing of the Acquisition Event. With respect to the bonus, an Acquisition Event is defined as: (a) any merger or consolidation which results in the voting securities of the Company outstanding immediately prior thereto representing (either by remaining outstanding or by being converted into voting securities of the surviving or acquiring entity) less than 60% of the combined voting power of the voting securities of the Company or such surviving or acquiring entity outstanding immediately after such merger or consolidation; (b) any sale of all or substantially all of the assets of the Company; or (c) the acquisition of “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities (other than through a merger or consolidation or an acquisition of securities directly from the Company) by any “person,” as such term is used in Section 13(d) and 14(d) of the Exchange Act, other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any corporation owned directly or indirectly by the stockholders of the Company.

In connection with his appointment as Chief Financial Officer in January 2008, the Company and Andrew L. Graham entered into the Graham Employment Agreement. In the event that Mr. Graham’s employment is terminated by the Company other than for cause, death or disability or upon his resignation for good reason (as these terms are defined in the Graham Employment Agreement), Mr. Graham will be entitled to certain severance payments and benefits including an amount equal to his yearly base salary ($180,250) in exchange for his execution of a release of claims and continuing medical insurance coverage for up to 12 months. In 2008, the Compensation Committee granted Mr. Graham 15,000 shares of restricted stock; these shares of restricted stock vest upon the earlier of three years or the occurrence of an Acquisition Event as defined in the 2007 Trimeris, Inc. Stock Incentive Plan.

In connection with his appointment as General Counsel in January 2008, the Company and Michael A. Alrutz entered into the Alrutz Employment Agreement. In the event that Dr. Alrutz’s employment is terminated by the Company other than for cause, death or disability or upon his resignation for good reason (as these terms are defined in the Alrutz Employment Agreement), Dr. Alrutz will be entitled to certain severance payments and benefits, including an amount equal to his yearly base salary ($180,250) in exchange for his execution of a release of claims. In 2008, the Compensation Committee granted Dr. Alrutz 15,000 shares of restricted stock; these shares of restricted stock vest upon the occurrence of an Acquisition Event as defined in the 2007 Trimeris, Inc. Stock Incentive Plan.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors’ Compensation Committee is responsible for determining the salaries and incentive compensation of the executive officers and providing recommendations for the salaries and incentive compensation of all employees and consultants. The Compensation Committee also administers our benefit plans, including the 2007 Trimeris, Inc. Stock Incentive Plan. Dr. Felix J. Baker serves as the Chairman of the Compensation Committee and the other members of the committee are Julian C. Baker and Dr. Barry D. Quart. None of Felix J. Baker, Julian C. Baker, or Dr. Quart has served as an officer or employee of Trimeris or has any relationship with Trimeris requiring disclosure under Item 404 of Regulation S-K. None of our executive officers has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director or member of our Compensation Committee.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or “filed” with the SEC or deemed to be incorporated by reference into any other filing by Trimeris under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under those Acts.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth herein with the Company’s management. Based on its review and those discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report and in our proxy statement for our 2009 Annual Meeting of Stockholders.

Compensation Committee

Felix J. Baker, Ph.D. (Chairman)

Julian C. Baker

Barry D. Quart, Pharm. D.

2009 Director Compensation

The following table sets forth cash amounts and the value of other compensation paid to our non-management directors for their service in 2008:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Felix J. Baker	18,000	71,658	89,658
Julian C. Baker	15,000	67,167	82,167
Arthur B. Cohen	15,000	43,522	58,522
Stephen R. Davis	22,000	115,800	137,800
Joseph P. Healey	15,000	43,522	58,522
Barry D. Quart	15,000	106,858	121,858
Kevin C. Tang	15,471	67,167	82,638

(1)	Represents the compensation expense related to outstanding options we recognized for the year ended December 31, 2008 under SFAS 123R rather than amounts paid to or realized by the named individual and includes expenses we recognized in 2008 for option grants in prior periods. Compensation expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term. See Note 6 of Notes to our Consolidated Financial Statements set forth in Item 8 of the Original Report for the assumptions made in determining SFAS 123R values. The SFAS 123R value of an option as of the grant date is spread over the number of months in which the option is subject to vesting and includes ratable amounts expensed for option grants in prior years. There can be no assurance that options will be exercised (in which case no value will be realized by the individual) or that the value on exercise will approximate the compensation expense we recognized. As of December 31, 2008, each non-management director had the following aggregate number of stock options outstanding: Felix J. Baker, 67,500; Julian C. Baker, 65,000; Arthur B. Cohen, 6,667; Stephen R. Davis, 21,667; Joseph P. Healey, 6,667; Barry D. Quart , 20,417; Kevin C. Tang, 91,250.

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

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 23, 2009, for each person or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and executive officers, individually and as a group.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 23, 2009 for each person or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and executive officers, individually and as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options to purchase shares of common stock that are exercisable within 60 days of April 23, 2009 are considered beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person. The applicable percentage of beneficial ownership is based on 22,384,841 shares of common stock outstanding as of April 23, 2009.

Unless otherwise indicated in the footnotes, the address for each listed stockholder is: c/o Trimeris, Inc., 2530 Meridian Parkway, 2nd Floor, Durham, North Carolina 27713.

Name and Address of Beneficial Owner	Number of Shares Underlying Options Beneficially Owned	Number of Shares Beneficially Owned	Amount and Nature of Beneficial Ownership	Percent of Class
Roberto Mignone(1)	—	2,510,081	2,510,081	11.21%
Samuel D. Isaly(2)	—	2,226,800	2,226,800	9.95%
James H. Simons(3)	—	1,175,000	1,175,000	5.25%
Seth W. Hamot(4)	—	1,135,969	1,135,969	5.07%
Felix J. Baker(5)	67,500	3,501,175	3,568,675	15.94%
Julian C. Baker(5)	65,000	3,501,175	3,566,175	15.93%
Arthur B. Cohen(6)	6,667	4,413,657	4,420,324	19.75%
Joseph P. Healey(6)	6,667	4,413,657	4,420,324	19.75%
Martin A. Mattingly, Pharm.D.	91,873	15,269	107,142	*
Andrew L. Graham	45,973	31,524	77,497	*
Michael A. Alrutz	48,101	34,479	82,580	*
Stephen R. Davis	21,667	—	21,667	*
Barry D. Quart, Pharm.D.	20,417	—	20,417	*
Kevin C. Tang(7)	91,250	333,132	424,382	1.90%
All executive officers and directors as a group (nine persons)(8)	373,864	7,996,104	8,369,968	37.39%

*	Less than 1%.
(1)

Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC on February 13, 2009. Mr. Mignone holds shared voting and shared investment power with Bridger Management, LLC and Swiftcurrent Offshore, Ltd. as to 2,510,081 shares. Mr. Mignone’s address is c/o Bridger Management LLC, 90 Park Avenue, 40 th Floor, New York, New York 10016.

(2)

Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC on February 13, 2009. Mr. Isaly holds shared voting and shared investment power with OrbiMed Advisors LLC over 1,697,700 shares. Mr. Isaly’s address is c/o OrbiMed Advisors LLC, 767 Third Avenue, 30 th Floor, New York, New York 10017.

(3)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G filed with the SEC on February 13, 2009. Mr. Simons holds shared voting and shared investment power with Renaissance Technologies LLC over 1,175,700 shares. Mr. Simons’ address is c/o Renaissance Technologies LLC, 800 Third Avenue, New York, New York 10017.
(4)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G filed with the SEC on December 23, 2008. Mr. Hamot holds shared voting and shared investment power with Roark, Rearden & Hamot, LLC, which is the general partner of Costa Brava Partnership III L.P., over 1,135,969 shares. Mr. Hamot address is c/o Roark, Rearden & Hamot, LLC, 420 Boylston Street, Boston, MA 02116.
(5)	Information in the table and this footnote is based solely upon information provided by Felix J. Baker and Julian C. Baker. Each has shared voting power and shared investment power over 3,501,175 shares listed. Julian C. Baker is the sole beneficial owner of 52,500 options and Felix J. Baker is the sole beneficial owner of 53,750 options. The address of Felix J. Baker and Julian C. Baker is 667 Madison Avenue, New York, New York 10021.
(6)	Information in the table and this footnote is based solely upon information provided by Joseph P. Healey and Arthur B. Cohen. Messrs. Healey and Cohen share voting power and investment power with each other and with HealthCor Management LP which holds sole voting power and sole investment power over 4,413,657 shares. HealthCor Management LP’s address is Carnegie Hall Tower, 152 West 57th Street, 47th Floor, New York, New York 10019.
(7)	Information in the table and this footnote is based solely upon information provided by Kevin C. Tang. Includes 330,900 shares owned by Tang Capital Partners, LP, of which Tang Capital Management, LLC, is the general partner. Mr. Tang is the sole managing member of Tang Capital Management, LLC. Includes 6,300 shares held in Mr. Tang’s individual retirement account and 50,200 shares for which Mr. Tang has or shares voting and/or dispositive power. Mr. Tang disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(8)	See notes (5)—(7).

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

Certain Relationships and Related Transactions

It is our policy that all employees, officers and directors must avoid any activity that is, or has the appearance of, conflicting with the interests of the Company. The Company is currently in the process of considering the adoption of a written policy describing the guidelines for the review and approval of transactions with related persons. While the Company does not have a formal policy on related party transactions, the Board of Directors, management and all employees collectively conduct a review of all transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the independent and disinterested members of our Board of Directors or an independent and disinterested committee of the Board. There are no related party transactions requiring disclosure.

Director Independence

Our Board of Directors has determined that, with the exception of Dr. Mattingly, each individual who served as a member of the board in 2008 was, and each individual who currently serves as a member of the board is, an “independent director” within the meaning of Rule 4200 of The NASDAQ Stock Market. Dr. Mattingly was not considered independent because he was employed by the Company. For Messrs. Baker, F., Baker, J., Cohen, Davis, Healey, Quart and Tang, the Board of Directors considered their relationship and transactions with the Company as directors and shareholders of the Company.

The Audit Committee of the board of directors is comprised of Mr. Davis (Chairman) and Dr. Quart. On December 15, 2008, Kevin C. Tang resigned from the Company’s Board of Directors. Mr. Tang was a member of the Company’s Audit Committee, and, as a result of his resignation, the composition of the Company’s Audit Committee was reduced from three members to two members. Nasdaq’s Marketplace Rule 4350 requires, among other things, that the Company’s Audit Committee have at least three members. On December 18, 2008, the Company received a letter from the Nasdaq Listing Qualifications Department indicating that the Company was not in compliance with Nasdaq Marketplace Rule 4350 with respect to audit committee composition requirements as a result of Mr. Tang’s resignation. The Company is currently working to address the deficiency raised in the Nasdaq letter.

The Compensation Committee of the board of directors is comprised of Dr. F. Baker (Chairman), Mr. J. Baker and Dr. Quart.

The Nomination and Governance Committee of the board of directors is comprised of Mr. Davis (Chairman) and Mr. J. Baker.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees for services rendered by KPMG LLP related to 2008 and 2007 are set forth in the following table:

Type of Service	2008	2007
Audit fees
Integrated audit of financial statements and internal control over financial reporting (including quarterly reviews)	$353,000	$378,449
Review of registration statements (Form S-8)		5,500

Total Audit Fees	353,000	383,949
Audit related fees	—	—
All other fees	—	—

Total fees	$353,000	$383,949

Audit fees. For the years ended December 31, 2008 and 2007, audit fees were for the audits of our financial statements, including the audit of our internal control over financial reporting, work related to our Form S-8s, consents, and review of our filings with the SEC. For 2008, these amounts represent an estimate of overall fees which have not yet been fully billed.

Audit-Related fees. For the years ended December 31, 2008 and 2007, there were no fees other than audit fees.

Audit Committee Pre-Approval Policies and Procedures

The Audit and Finance Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit and Finance Committee pre-approves both the type of services to be provided by KPMG LLP and the estimated fees related to these services. All of the services in 2008 were pre-approved. There were no tax services or other services provided by KPMG LLP in 2008.

During the approval process, the Audit and Finance Committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC.

Throughout the year, the Audit and Finance Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMERIS, INC.

By:	/s/ MARTIN A. MATTINGLY
Martin A, Mattingly Chief Executive Officer

Date: April 30, 2009

EXHIBIT INDEX

Exhibit No.	Description of Document
31.3	Rule 13a — 14(a) Certification of Chief Executive Officer.
31.4	Rule 13a — 14(a) Certification of the Chief Financial Officer.