Form 10-Q
period 2009-03-31
TRIMERIS INC
filed 2009-05-12
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 27, 2009 was 22,349,841.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☒

TRIMERIS, INC.

FORM 10-Q

March 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$18,834	$14,389
Investment securities available-for-sale	12,506	14,361
Accounts receivable—Roche	2,446	2,840
Other receivables	38	36
Prepaid expenses	2,139	458

Total current assets	35,963	32,084

Long-term investment securities available-for-sale	1,798	2,827

Other assets:
Patent costs, net	1,748	1,750
Advanced payment—Roche	6,804	6,706
Deposits and other assets	344	339
Deferred tax asset	506	506

Total other assets	9,402	9,301

Total assets	$47,163	$44,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,455	$325
Accrued compensation	615	910
Deferred revenue—Roche	265	265
Accrued expenses	1,690	2,041

Total current liabilities	4,025	3,541

Deferred revenue—Roche	1,238	1,304
Accrued marketing costs	18,335	18,271
Accrued compensation-long-term	13	74

Total liabilities	23,611	23,190

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,350 and 22,300 shares issued and outstanding	22	22
Additional paid-in capital	356,879	356,600
Accumulated deficit	(333,519)	(335,652)
Accumulated other comprehensive income	170	52

Total stockholders’ equity	23,552	21,022

Total liabilities and stockholders’ equity	$47,163	$44,212

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenue:
Milestone revenue	$66	$66
Royalty revenue	1,969	2,840
Collaboration income	2,442	2,392

Total revenue and collaboration income	4,477	5,298

Operating expenses:
Research and development	—	1,429
General and administrative	1,457	1,692
Gain on disposal of equipment	(23)	(418)

Total operating expenses	1,434	2,703

Operating income	3,043	2,595

Other income (expense):
Interest income	164	822
Gain/(loss) on investments	34	(738)
Interest expense	(64)	(94)

Total other income (expense)	134	(10)

Income before taxes	3,177	2,585
Income tax provision	1,044	257

Net income	$2,133	$2,328

Basic net income per share	$0.10	$0.11

Diluted net income per share	$0.10	$0.10

Weighted average shares used in basic per share computations	22,249	22,167

Weighted average shares used in diluted per share computations	22,249	22,252

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,133	$2,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	—	96
Gain on disposal of equipment	(23)	(418)
Patent/license amortization	63	26
Patent costs expensed	43	50
Amortization of deferred revenue—Roche	(66)	(66)
Stock compensation expense	279	376
Accrued marketing costs	64	94
Decrease (increase) in assets:
Accounts receivable—Roche	394	8,679
Other receivables	(2)	(118)
Prepaid expenses	(1,681)	191
Advanced payment—Roche	(98)	(47)
Deposits and other assets	(12)	7
Increase (decrease) in liabilities:
Accounts payable	1,130	(472)
Accrued compensation	(356)	(1,889)
Accrued expenses	(351)	580
Other liabilities	—	(5)

Net cash provided by operating activities	1,517	9,412

Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(28,964)
Sales of investment securities available-for-sale	650	—
Maturities of investment securities available-for-sale	2,352	23,602
Proceeds from the sale of equipment	23	788
Patent costs	(97)	(33)

Net cash provided (used) by investing activities	2,928	(4,607)

Net cash (used) provided by financing activities	—	—

Net increase in cash and cash equivalents	4,445	4,805
Cash and cash equivalents, beginning of period	14,389	32,702

Cash and cash equivalents, end of period	$18,834	$37,507

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (“Trimeris” or the “Company”) is a biopharmaceutical company primarily engaged in the commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our development-stage compound offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three months ended March 31, 2009 and 2008. The Development and License Agreement also provides substantially all of the Company’s collaboration and milestone revenue. Substantially all of the accounts receivable at March 31, 2009 and December 31, 2008 is comprised of receivables from Roche owing under the Development and License Agreement.

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the 2008 financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 13, 2009.

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

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (revised), “Share-Based Payment”. The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Numerator:
Net income	$2,133	$2,328

Denominator:
Weighted average common shares	22,249	22,167

Denominator for basic calculation	22,249	22,167
Restricted stock and restricted stock units	—	85

Denominator for diluted calculation	22,249	22,252

Net income per share:
Basic	$0.10	$0.11

Diluted	$0.10	$0.10

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2009 and 2008, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2.5 million and 2.8 million, respectively. Also excluded for the three months ended March 31, 2009 and 2008 were 362,000 warrants to purchase common stock, due to their anti-dilutive effect.

At March 31, 2009, there were 2,500,000 options to purchase common stock, 30,000 shares of restricted stock that vest in August 2011, and 362,000 warrants to purchase common stock outstanding. At March 31, 2008, there were 2,755,000 options to purchase common stock, 85,000 shares of restricted stock/restricted stock units that vested in March 2009 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2009 and 2008, approximately $64,000 and $94,000, respectively, was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represented the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the Development and License Agreement, as amended July 12, 2004. No cash was paid for interest during the three months ended March 31, 2009 and 2008.

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

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits from the sale of FUZEON in the United States and Canada equally with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing, and other expenses and post-marketing commitments related to the sale of FUZEON resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $10.0 million and $17.0 million during the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $2.4 million and $2.4 million, respectively. Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, we revised our estimate of the date that payments will begin from 2017 to 2022. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended March 31, 2009 and 2008, the Company increased the recorded liability by $64,000 and $94,000, respectively, for accretion of interest. The total liability of $18.3 million at March 31, 2009 and December 31, 2008 is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs; with respect to both 2009 and 2008, there are no accrued marketing costs.

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

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2008 review, the Company expected to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. At March 31, 2009, we had capitalized costs of $11.8 million, and expect to pay a final payment of approximately $285,000 during the quarter ending June 30, 2009. In the event the Development and License Agreement is terminated, the Company would not be obligated for any unpaid amounts for capital investment.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. Through March 31, 2009, the Company’s share of this credit was approximately $1.9 million. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalties of $2.0 million and $2.8 million were recognized as revenue during the three months ended March 31, 2009 and 2008, respectively.

Development Expenses

Under the Development and License Agreement, development costs for FUZEON are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue Number 07-1 “Accounting for Collaborative Arrangements.” As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. Prior period amounts have been reclassified to conform to the current period’s presentation.

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

The table below presents the Company’s OCI for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Net income	$2,133	$2,328

Reclassification of realized loss on securities available-for-sale	—	206

Unrealized gain on securities available-for-sale	118	9

Other comprehensive income (OCI)	$2,251	$2,543

6. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities, which consist of corporate bonds, Euro-dollar bonds, and medium and short-term notes, are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

Investment securities include an investment of approximately $2.5 million at March 31, 2009 in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At March 31, 2009, the Fund’s NAV was $0.8336 per share. For the quarter ended March 31, 2009, we recorded an increase of $32,000 in accumulated other comprehensive income and a realized gain of $34,000 related to this investment.

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

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities, corporate and euro dollar bonds, and medium and short-term notes. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on quoted prices in less active markets, or alternative pricing sources with reasonable levels of price transparency, include the Bank of America Corporation’s Columbia Strategic Cash Portfolio.

The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under SFAS No. 157 as of March 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)*	Un- observable Inputs (Level 3)
Money market funds	$21,299	$18,834	$2,465	$—
Corporate and euro dollar bonds	8,206	8,206	—	—
Medium and short-term notes	3,633	3,633	—	—

Total	$33,138	$30,673	$2,465	$—

* represents our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio, which is discussed in more detail above.

Assets measured at fair value on a recurring basis were presented in the balance sheet as of March 31, 2009 as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)
Cash and cash equivalents	$18,834	$18,834	$—	$—
Short-term investment securities	12,506	11,839	667	—
Long-term investment securities	1,798	—	1,798	—

Total assets	$33,138	$30,673	$2,465	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

7. INCOME TAXES

We recognized income tax expense of $1,044,000 in the first quarter of 2009 compared to income tax expense of $257,000 in the first quarter of 2008. For 2009, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 32.9%.

In the fourth quarter of 2008, we recognized a deferred tax benefit of $506,000 related to the anticipated future use of some of our federal net operating loss carryovers. In the future, we may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last eleven quarters of profitability and forecasts. At the end of the first quarter of 2009, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which we generated prior to achieving profitability.

8. COMMITMENTS AND CONTINGENCIES

Under the Development and License Agreement, Trimeris and Roche are obligated to share equally the future development expenses for FUZEON for the United States and Canada.

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has paid $126,000 as of September 30, 2008. During the second quarter of 2008, the Company relocated its corporate offices and shut down this existing facility. As a result, the Company recorded a liability and associated expense of $939,000 for future lease commitments for this facility.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On February 3, 2009, the Court denied the renewed Roche and Trimeris requests for transfer. On March 3, 2009, Trimeris and the Roche filed invalidity contentions with the court. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking unspecified money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

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

Following is a summary of activity related to the 2006 and 2007 restructuring accruals (in thousands):

	Severance and Benefits 2006	Severance and Benefits 2007	Total
Balance at December 31, 2007	$567	$3,552	$4,119

Adjustments	(6)	(55)	(61)
Payments	(152)	(1,196)	(1,348)

Balance at March 31, 2008	$409	$2,301	$2,710

Adjustments	2	36	38
Payments	(123)	(538)	(661)

Balance at June 30, 2008	$288	$1,799	$2,087

Adjustments	2	12	14
Payments	(124)	(525)	(649)

Balance at September 30, 2008	$166	$1,286	$1,452

Adjustments	7	108	115
Payments	(129)	(575)	(704)

Balance at December 31, 2008	$44	$819	$863

Adjustments	—	7	7
Payments	(44)	(428)	(472)

Balance at March 31, 2009	$—	$398	$398

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Trimeris is a biopharmaceutical company primarily engaged in the commercialization of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product and our development-stage compound offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

For the first quarter of 2009, the Company recorded net income of $2.1 million, or $0.10 per share, compared to $2.3 million, or $0.10 per share, in the first quarter of 2008. This decrease was driven by decreased FUZEON sales and an increase in tax expense offset, in part, by reduced operating expenses and the credit to cost of goods sold included in collaboration income.

2009 will continue to be a year of transition for Trimeris:

•	Strategic Alternatives – We will continue to evaluate strategic alternatives to enhance shareholder value.

•	Profitability –We will focus our efforts on maintaining profitability based on FUZEON sales.

•

Competition – Recently, weekly prescription trends for FUZEON have begun to stabilize. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens.

•

FUZEON Sales and Marketing – We believe that our selling and marketing expense in 2009 will be lower than 2008, as we have exercised again our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent.

•

Novartis Litigation – We, along with our partner Roche, are working with outside counsel to come to the most expedient and satisfactory resolution of the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

•

Cost of Goods Sold – We have exercised our rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are on-going, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may significantly increase.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended March 31, 2009 and 2008

Revenues

The table below presents our revenue sources for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
Milestone revenue	$66	66	$—
Royalty revenue	1,969	2,840	(871)
Collaboration income	2,442	2,392	50

Total revenue and collaboration income	$4,477	$5,298	$(821)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of March 31, 2009. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis over the estimated commercial period of FUZEON.

(in thousands)	Milestone Total	Date Achieved		Total Revenue Recognized Through March 31, 2009	Revenue Recognized for the Three Months Ended March 31, 2009	End of Recognition Period
	2,500	June	2003	1,371	50	November 2014

	750	June	2004	376	16	November 2014

Total	$3,250			$1,747	$66

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the three months ended March 31, 2009 and 2008, were $17.8 million and $25.7 million, respectively.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003.

(in thousands)	Three Months Ended March 31,		Change
	2009	2008
Gross FUZEON sales by Roche	$12,163	$20,710	$(8,547)
Less sales adjustments	(2,208)	(3,712)	1,504
Sales adjustments as a % of Gross Sales	18%	18%

Net sales	9,955	16,998	(7,043)
Cost of goods sold	(1,322)	(6,214)	4,892
Cost of goods sold as a % of Net Sales	13%	37%

Gross profit	8,633	10,784	(2,151)
Gross profit as a % of Net Sales	87%	63%
Selling and marketing expenses	(2,977)	(6,194)	3,217
Roche development expenses	(583)	(580)
Other costs	(674)	(655)	(19)

Total shared profit	4,399	3,355	1,044
Trimeris share *	2,521	2,557	(36)
Costs exclusive to Trimeris	(79)	(165)	86

Net income from collaboration	$2,442	$2,392	$50

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the first quarter of 2009 or 2008. Depending on the level of marketing expenses for 2009, our share of the collaboration profit may continue to be greater than that of Roche.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2009 and 2008.

Kits Shipped	2009	2008
Q1	5,000	9,600
Q2	—	9,000
Q3	—	7,900
Q4	—	9,500

Total	5,000	36,000

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. Based on discussions with Roche, we expect sales adjustments for 2009 to fall within a range of 16% to 18% of gross sales for 2009.

Cost of goods sold: We have exercised our rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are on-going, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may significantly increase.

During 2008, we recorded a reserve for 2008 excess capacity charges in the amount of $4.1 million to be shared equally between Roche and Trimeris. Recently, Roche informed us that actual excess capacity charges for 2008 were $1.9 million. The difference of $2.2 million has been recorded as a credit to cost of goods sold for the first quarter of 2009. Trimeris share of this credit was $1.1 million. We are disputing with Roche the remainder of the excess capacity charges for 2008. The resolution of this dispute may result in an additional credit to cost of goods sold for the collaboration in the amount of $1.9 million.

Selling and marketing expenses: We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the first quarter of 2009 or 2008. Depending on the level of marketing expenses for 2009, our share of the collaboration profit may continue to be greater than that of Roche.

Roche development expenses: On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue Number 07-1 “Accounting for Collaborative Arrangements.” As a result all development expenses, generated at Roche, related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. Prior period amounts have been reclassified to conform to the current period’s presentation.

Under the Development and License Agreement, development costs for FUZEON are shared equally with Roche. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA.

Other costs: Other costs for the three months ended March 31, 2009 and 2008 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
Total research and development expenses	$—	$1,429	$(1,429)

On January 1, 2009, we adopted EITF 07-1 “Accounting for Collaborative Arrangements.” As a result, we reclassified $290,000 from research and development expenses in 2008 to collaboration income (see discussion above “Collaboration Income”).

Total research and development expenses for 2008 primarily related to the preclinical development of the next generation HIV fusion inhibitor peptide TRI-1144 for which the Company has subsequently discontinued research and development. The Company no longer incurs any research and development expenses.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
Total general and administrative expenses	$1,457	$1,692	$(235)

Total general and administrative expenses: Total general and administrative expenses decreased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily as a result of decreases in employee costs and other expenses as a result of reduced headcount and general business activities, offset in part by, increased share-based compensation expense.

We expect general and administrative expenses to decrease in 2009, when compared to 2008, as a result of the 2008 strategic plan which eliminated most general and administrative personnel at Trimeris after June 30, 2008 and reduced operating lease expenses.

Gain on disposal of equipment: The table below presents the gain on the disposal of equipment for the three months ended March 31, 2009 and 2008.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
Gain on disposal of equipment	$(23)	$(418)	$395

The gain on disposal of equipment for 2009 is due to the Company selling equipment that was written off during 2008. The gain on disposal of equipment for 2008 is due to the Company selling a majority of its property, furniture or equipment in anticipation of relocating its corporate office and shutting down the previous laboratory and office space.

Other Income (Expense): The table below presents our other income (expense) for the three months ended March 31, 2009 and 2008.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
Interest income	$164	$822	$(658)
Gain/(loss) on investments	34	(738)	772
Interest expense	(64)	(94)	30

Total other income (expenses), net	$134	$(10)	$144

Interest income decreased for the three months ended March 31, 2009 primarily due to lower cash balances as a result of the special dividends paid in 2008.

There was a realized gain on investments for the three months ended March 31, 2009 as a result of our redemptions of our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At March 31, 2009, the Fund’s NAV was $0.8336 per share. For the quarter ended March 31, 2009, we recorded an increase of $32,000 in accumulated other comprehensive income and a realized gain of $34,000 related to this investment. For the quarter ended March 31, 2008, the NAV was $0.9701 which had decreased from $0.9874 at December 31, 2007 and the Company recorded a loss in the amount of $738,000. In addition, the Company’s holdings of this investment have been significantly reduced through redemptions since December 31, 2007.

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

Income Tax Provision

We recognized income tax expense of $1,044,000 in the first quarter of 2009 compared to income tax expense of $257,000 in the first quarter of 2008. For 2009, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 32.9%.

In the fourth quarter of 2008, we recognized a deferred tax benefit of $506,000 related to the anticipated future use of some of our federal net operating loss carryovers. In the future, we may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last eleven quarters of profitability and forecasts. At the end of the first quarter of 2009, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which we generated prior to achieving profitability.

RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

	Three Months Ended March 31,
	2009	2008
		(in thousands)
Net cash provided by operating activities	$1,517	$9,412
Net cash provided (used) by investing activities	2,928	(4,607)
Net cash provided by financing activities	—	—

Net increase in cash and cash equivalents	4,445	4,805
Cash and cash equivalents, beginning of period	14,389	32,702

Cash and cash equivalents, end of period	$18,834	$37,507

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the three months ended March 31, 2009, cash provided by operating activities primarily resulted from net income primarily due to decreased operating expenses offset, in part, by an increase in prepaid expenses.

During the remainder of 2009, cash provided by operating activities will depend on several factors, primarily the sales, cost of sales and commercialization expenses and post-marketing commitments related to the sale of FUZEON (profitability of the collaboration with Roche), and expenses related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

Investing Activities. The amount provided (used) by investing activities for the three months ended March 31, 2009 and 2008 primarily relates to the net maturities (purchases) of investment securities available-for-sale. The purchase and maturity of investment securities available-for-sale was due to the normal maturities of investments.

During the remainder of 2009, cash provided by investing activities will depend primarily on the net purchases/maturities of investments. We do not expect to purchase any property and equipment in 2009. We expect patent costs in 2009 to be less than 2008.

Financing Activities. There was no cash provided by or used by financing activities for the three months ended March 31, 2009 or 2008.

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of March 31, 2009, we had $33.1 million in cash and cash equivalents and investment securities available-for-sale, compared to $31.6 million as of December 31, 2008.

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

Contractual Obligations. The following table summarizes our material contractual commitments at March 31, 2009 for the remainder of 2009 and subsequent years (in thousands):

Contractual Obligation****	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases*	$1,177	$1,600	$1,632	$1,666	$1,698	$1,877	$9,650

Other contractual obligations**	285	—	—	—	—	—	285

Reduction in workforce***	398	—	—	—	—	—	398

Other long-term liabilities reflected on the Balance Sheet ****	—	—	—	—	—	22,204	22,204

Total	$1,860	$1,600	$1,632	$1,666	$1,698	$24,081	$32,537

*	Includes payments due under a sublease signed during June 2004, which commenced on January 1, 2005, on an existing office and laboratory space. In the second quarter of 2008, the Company relocated its corporate offices and shut down this facility. The Company is liable for all remaining lease payments if it does not sublease the facility and is actively looking for a sublease tenant for the offices and laboratory space.
**	We are making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we will pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility will be reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, the Company and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At March 31, 2009, we have capitalized costs of $11.8 million, and expect to pay a final payment of approximately $285,000 during the quarter ending June 30, 2009. This amount, net of charges to cost of goods sold as the related inventory is sold, is recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.
***	During 2006 and 2007, the Company reduced its workforce and accrued amounts related to severance and other costs. It is the current intention of the Company to pay all of these costs by the end of 2009.
****	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, the Company revised the estimated date that payments will begin from 2017 to 2022.

During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the three months ended March 31, 2009, we increased this liability by $64,000. The total liability of $18.3 million at March 31, 2009, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than an operating lease, which the Company is looking to sublease, for our property.

Accounting and Other Matters

In November 2007, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force approved Issue No. 07-1 “Accounting for Collaborative Arrangements” The objective of this Issue is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for fiscal years beginning after December 15, 2008. We adopted this Issue as of January 1, 2009 and as a result, reclassified $290,000 from research and development expense into collaboration income for the quarter ended March 31, 2008. During the quarter ended March 31, 2009, $292,000 was recorded in collaboration income.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141 (R)”). SFAS No. 141 (R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company will apply the provisions of SFAS No. 141 to the extent that it enters into business combinations in the future.

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value which principally relate to the measurement of impairment of patent costs. The Company adopted the provisions of SFAS No. 157 with respect to impairment measurements as of January 1, 2009 which did not impact the consolidated financial statements as of and for the three months ended March 31, 2009.

In April 2009, the FASB decided to issue three related Staff Positions to clarify the guidance in Statement 157 for fair-value measurements in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. These Staff Positions will be effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact of these Staff Positions on our financial statements.

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

Net Operating Loss Carryforwards

As of December 31, 2008, we had a net operating loss carryforward for federal tax purposes of approximately $302.4 million. During the fourth quarter of 2008, we determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended, occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of net operating loss carry forwards, credit carryovers, and built-in loss items attributable to periods before the change. We have recognized a valuation allowance equal to the deferred tax assets in excess of an amount representing multiple years of Section 382 limitation.

Critical Accounting Policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009. As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Cautionary Statements Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and any attachments may contain forward-looking information about the Company’s financial results and business prospects that involve substantial risks and uncertainties. These statements can be identified by the fact that they use words such as “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning. Among the factors that could cause actual results to differ materially are the following: there is uncertainty regarding the success of research and development activities, regulatory authorizations and product commercializations; we are dependent on third parties for the sale, marketing and distribution of FUZEON; the market for HIV therapeutics is very competitive with regular new product entries that could affect the sale of our products; the results of our previous clinical trials are not necessarily indicative of any future clinical trials the Company may undertake; and our drug candidates are based upon novel technology, are difficult and expensive to manufacture and may cause unexpected side effects. For a detailed description of these factors, see the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009 and its subsequent periodic reports filed with the SEC.

Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See “Risk Factors,” in Part II -Item 1A in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Investment securities, which consist of corporate bonds, Euro-dollar bonds, and medium and short-term notes, are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

Our exposure to credit risk relates primarily to a component of investment securities involving an investment of approximately $2.5 million and $10.2 million at March 31, 2009 and 2008, respectively, in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At March 31, 2009, the Fund’s NAV was $0.8336 per share. For the quarter ended March 31, 2009, we recorded an increase of $32,000 in accumulated other comprehensive income and a realized gain of $34,000 related to this investment. If the current credit environment continues to deteriorate, our investment in the Columbia Strategic Cash Portfolio could suffer losses, which would adversely impact our financial results.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On February 3, 2009, the Court denied the renewed Roche and Trimeris requests for transfer. On March 3, 2009, Trimeris and the Roche filed invalidity contentions with the court. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking unspecified money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

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

•	In order to remain profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of FUZEON or expend significant resources to develop these capabilities.

•	If sufficient amounts of FUZEON, cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected.

•	HIV is likely to develop resistance to FUZEON and our future drug candidate, which could adversely affect demand for FUZEON or our drug candidate TRI-1144 and harm our competitive position.

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

•	If Roche does not maintain good manufacturing practices, it could negatively impact our ability to maintain necessary regulatory approvals and profitably commercialize FUZEON.

•

We depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement. If we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed.

•	The intellectual property of our competitors or other third parties may prevent us from developing or commercializing our drug candidate TRI-1144.

•	Uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

•	If the testing or use of FUZEON or our drug candidate TRI-1144 harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

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

•

The Company received a letter dated December 18, 2008 from the Nasdaq Listing Qualifications Department indicating that the Company is not in compliance with Nasdaq Marketplace Rule 4350 with respect to audit committee composition requirements as a result of a director resignation. Consistent with Marketplace Rule 4350(d)(4), Nasdaq has provided the Company with a cure period, which runs until the earlier of December 15, 2009 or the Company’s next annual meeting of stockholders, to regain compliance. If the Company is not able to comply with this requirement by the end of the cure period, NASDAQ may delist our common stock. If our common stock is delisted by Nasdaq, the trading market for our common stock would likely be adversely affected.

The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 (See Item 1A-”Risk Factors” in the Form 10-K filed by Trimeris on March 13, 2009) have materially changed as follows:

Changes in the method of calculation of FUZEON cost of goods sold under our collaboration agreement with Roche could reduce our revenue and adversely affect our results of operations.

Recently, we have entered into discussions with Roche regarding Roche’s proposed method of calculating cost of goods sold, or COGS, for purposes of our collaboration agreement. Roche has proposed a method of calculating COGS that has not been agreed to by the Company at this time. It is uncertain whether FUZEON COGS will increase, decrease or remain the same following these discussions. A higher cost of goods sold would result in reduced collaboration income and Company revenue.

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

Trimeris, Inc.
(Registrant)

May 12, 2009	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

May 12, 2009	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer.