Form 10-Q
period 2009-06-30
TRIMERIS INC
filed 2009-08-14
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2009 was 22,349,841.

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

June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$25,837	$14,389
Investment securities available-for-sale	6,617	14,361
Accounts receivable—Roche	2,536	2,840
Other receivables	28	36
Prepaid expenses	210	458

Total current assets	35,228	32,084

Long-term investment securities available-for-sale	1,798	2,827

Other assets:
Patent costs, net	1,970	1,750
Advanced payment—Roche	6,902	6,706
Deposits and other assets	221	339
Deferred tax asset	506	506

Total other assets	9,599	9,301

Total assets	$46,625	$44,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$305	$325
Accrued compensation	332	910
Deferred revenue—Roche	265	265
Accrued expenses	845	2,041

Total current liabilities	1,747	3,541

Deferred revenue—Roche	1,172	1,304
Accrued marketing costs	18,399	18,271
Accrued compensation-long-term	—	74

Total liabilities	21,318	23,190

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,350 and 22,300 shares issued and outstanding	22	22
Additional paid-in capital	357,158	356,600
Accumulated deficit	(332,241)	(335,652)
Accumulated other comprehensive income	368	52

Total stockholders’ equity	25,307	21,022

Total liabilities and stockholders’ equity	$46,625	$44,212

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Milestone revenue	$66	$66	$132	$132
Royalty revenue	2,141	2,450	4,110	5,290
Collaboration income	1,411	2,006	3,853	4,398

Total revenue and collaboration income	3,618	4,522	8,095	9,820

Operating expenses:
Research and development	—	1,127	—	2,556
General and administrative	1,679	2,567	3,136	4,259
Loss/(gain) on disposal of equipment	—	924	(23)	506

Total operating expenses	1,679	4,618	3,113	7,321

Operating income (loss)	1,939	(96)	4,982	2,499

Other income (expense):
Interest income	115	537	279	1,359
Gain/(loss) on investments	23	50	57	(688)
Interest expense	(64)	(95)	(128)	(189)

Total other income (expense)	74	492	208	482

Income before taxes	2,013	396	5,190	2,981
Income tax provision (benefit)	735	(194)	1,779	63

Net income	$1,278	$590	$3,411	$2,918

Basic net income per share	$0.06	$0.03	$0.15	$0.13

Diluted net income per share	$0.06	$0.03	$0.15	$0.13

Weighted average shares used in basic per share computations	22,320	22,186	22,285	22,177

Weighted average shares used in diluted per share computations	22,320	22,271	22,285	22,262

Dividends declared per common share	$—	$1.50	$—	$1.50

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,411	$2,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	—	135
(Gain)/Loss on disposal of equipment	(23)	506
Patent/license amortization	113	96
Patent costs expensed	91	66
Amortization of deferred revenue—Roche	(132)	(132)
Stock compensation expense	558	797
Accrued marketing costs	128	189
Changes in operating assets and liabilities:
Accounts receivable—Roche	304	9,726
Other receivables	8	(48)
Prepaid expenses	248	342
Advanced payment—Roche	(196)	(46)
Deposits and other assets	105	6
Accounts payable	(20)	(251)
Accrued compensation	(652)	(2,390)
Accrued expenses	(1,196)	1,456
Other liabilities	—	(718)

Net cash provided by operating activities	2,747	12,652

Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(33,586)
Sales of investment securities available-for-sale	650	—
Maturities of investment securities available-for-sale	8,439	42,561
Proceeds from the sale of equipment	23	977
Patent costs	(411)	(270)

Net cash provided by investing activities	8,701	9,682

Cash flows from financing activities:
Dividends paid	—	(33,333)

Net cash used in financing activities	—	(33,333)

Net increase (decrease) in cash and cash equivalents	11,448	(10,999)
Cash and cash equivalents, beginning of period	14,389	32,702

Cash and cash equivalents, end of period	$25,837	$21,703

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (“Trimeris” or the “Company”) is a biopharmaceutical company primarily engaged in the commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product, T-20, and our development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three and six months ended June 30, 2009 and 2008. The Development and License Agreement also provides substantially all of the Company’s collaboration and milestone revenue. Substantially all of the accounts receivable at June 30, 2009 and December 31, 2008 is comprised of receivables from Roche owing under the Development and License Agreement.

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

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123 (R), “Share-Based Payment”. The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Numerator:
Net income	$1,278	$590	$3,411	$2,918

Denominator:
Weighted average common shares	22,320	22,186	22,285	22,177

Denominator for basic calculation	22,320	22,186	22,285	22,177
Restricted stock and restricted stock units	—	85	—	85

Denominator for diluted calculation	22,320	22,271	22,285	22,262

Net income per share:
Basic	$0.06	$0.03	$0.15	$0.13

Diluted	$0.06	$0.03	$0.15	$0.13

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and six months ended June 30, 2009 and 2008, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2.1 million and 2.7 million, respectively. Also excluded for the three and six months ended June 30, 2009 and 2008 were 362,000 warrants to purchase common stock, due to their anti-dilutive effect.

At June 30, 2009, there were 2,100,000 options to purchase common stock, 30,000 shares of restricted stock that vest in August 2011, and 362,000 warrants to purchase common stock outstanding. At June 30, 2008, there were 2,700,000 options to purchase common stock, 85,000 shares of restricted stock/restricted stock units that vested in March 2009 and 362,000 warrants to purchase common stock outstanding.

3. STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2009 and 2008, approximately $128,000 and $189,000, respectively, was charged to interest expense for the accretion of the liability resulting from the Company’s share of estimated selling and marketing expenses. The Company recorded a liability of $15.6 million during 2004, as part of collaboration loss, which represented the net present value of the Company’s estimated share of these expenses, based on the expected timing and terms of payment under the Development and License Agreement. No cash was paid for interest during the six months ended June 30, 2009 and 2008.

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

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profit from the sale of FUZEON in the United States and Canada equally with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing, and other expenses and post-marketing commitments related to the sale of FUZEON resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $9.7 million and $16.1 million during the three months ended June 30, 2009 and 2008, respectively. Total net sales of FUZEON in the United States and Canada were $19.7 million and $33.1 million during the six months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009 and 2008, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $1.4 million and $2.0 million, respectively. During the six months ended June 30, 2009 and 2008, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $3.9 million and $4.4 million, respectively. Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche manufactures bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and produces finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to a Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON. Under the Development and License Agreement with Roche, the Company does not have the ability or rights to co-market this drug or field its own FUZEON sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, we revised our estimate of the date that payments will begin from 2017 to 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended June 30, 2009 and 2008, the Company increased the recorded liability by $64,000 and $95,000, respectively, for accretion of interest. For the six months ended June 30, 2009 and 2008, the Company increased the recorded liability by $128,000 and $189,000, respectively, for accretion of interest. The total liability of $18.4 and $18.3 million at June 30, 2009 and December 31, 2008 is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs; with respect to both 2009 and 2008, there are no accrued marketing costs.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, which amended the Development and License Agreement and set forth certain rights and responsibilities that the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company was obligated to pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. As a result, Roche no longer include the depreciation related to the manufacturing facility in cost of goods sold.

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2008 review, the Company expected to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. As of June 30, 2009, the Company has paid the total $12.1 million contribution.

These payments, net of the portion allocated to cost of goods sold, were recorded as an asset presented as “Advanced payment – Roche.” This asset is amortized based on an estimate of the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming sales of FUZEON continue, the Company estimates that this asset has a remaining useful life of approximately 12 years. The carrying value of this asset will be evaluated for impairment if an event occurs that triggers an impairment review.

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. The Company’s share of this credit was approximately $1.9 million for the six months ended June 30, 2009. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalties of $2.1 million and $2.5 million were recognized as revenue during the three months ended June 30, 2009 and 2008, respectively. Royalties of $4.1 million and $5.3 million were recognized as revenue during the six months ended June 30, 2009 and 2008, respectively.

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

The table below presents the Company’s OCI for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$1,278	$590	$3,411	$2,918

Reclassification of realized loss on securities available-for-sale	—	—	—	206

Unrealized gain (loss) on securities available-for-sale	198	(91)	316	(81)

Other comprehensive income (OCI)	$1,476	$499	$3,727	$3,043

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

Investment securities include an investment of approximately $2.2 million at June 30, 2009 in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At June 30, 2009, the Fund’s NAV was $0.8717 per share. For the quarter ended June 30, 2009, we recorded an increase of $101,000 in accumulated other comprehensive income and a realized gain of $22,000 related to this investment.

The following is a summary of available-for-sale securities excluding cash and cash equivalents as of June 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investment securities available-for-sale
Other debt securities maturing within 1 year	$6,145	$25	$1	$6,169
Corporate debt securities maturing within 1 year	448	—	—	448

Total short-term investment securities available-for-sale	$6,593	$25	$1	$6,617

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Long-term investment securities available-for-sale
Other debt securities maturing after 1 year through 5 years	$1,798	$—	$—	$1,798

Total long-term investment securities available-for-sale	$1,798	$—	$—	$1,798

The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. There was no impact to the financial statements upon the adoption of SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under SFAS No. 157 as of June 30, 2009 (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)*	Un- observable Inputs (Level 3)

Money market funds	$28,083	$25,837	$2,246	$—
Corporate bonds	6,169	6,169	—	—

Total	$34,252	$32,006	$2,246	$—

*	Represents our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio, which is discussed in more detail above.

Assets measured at fair value on a recurring basis were presented in the balance sheet as of June 30, 2009 as follows (in thousands):

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)

Cash and cash equivalents	$25,837	$25,837	$—	$—
Short-term investment securities	6,617	6,169	448	—
Long-term investment securities	1,798	—	1,798	—

Total assets	$34,252	$32,006	$2,246	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

7. INCOME TAXES

We recognized income tax expense of $1,779,000 and $63,000 for the six months ending June 30, 2009 and 2008. For 2009, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 34.2%.

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

In the fourth quarter of 2008, we recognized a deferred tax benefit of $506,000 related to the anticipated future use of some of our federal net operating loss carryovers. In the future, we may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last eleven quarters of profitability and forecasts. At the end of the second quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

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

In 2004, the Company entered into a sublease agreement for its office and laboratory space in Morrisville, North Carolina. The sublease called for the payment of a security deposit for which the Company has paid $126,000 as of September 30, 2008. On May 18, 2009, Trimeris entered into an agreement releasing the Company from these future lease obligations. The total consideration paid by the Company for the release of these future lease obligations was $1.8 million, of which $1.3 million was expensed in prior periods and $496,000, related to real estate commissions, was expensed in the second quarter of 2009.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On February 3, 2009, the Court denied the renewed Roche and Trimeris requests for transfer. On March 3, 2009, Trimeris and Roche filed invalidity contentions with the court. On May 18, 2009, Roche and Trimeris filed motions for summary judgment. On June 12, 2009, Roche and Trimeris filed a motion for reconsideration of the order denying transfer. On August 3, 2009, the Court issued an order denying the Roche and Trimeris motion for reconsideration of the order denying transfer. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking unspecified money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

9. REDUCTION IN WORKFORCE

During November 2006, the Company announced a shift in strategic emphasis and reorganization to focus on FUZEON profitability and research and early stage development. With this shift in strategic emphasis, the Company reduced its workforce by approximately 25% and recognized expense of $3.2 million for severance and other costs in the fourth quarter of 2006.

During March 2007, as a continued part of the shift in strategic emphasis, the Company again reduced its workforce by approximately 25% and recognized expense of $4.3 million for severance and other costs in the first quarter of 2007. Of this $4.3 million, $870,000 was related to the acceleration of vesting of restricted stock and is excluded from the table below.

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

Following is a summary of activity related to the 2006 and 2007 restructuring accruals (in thousands) that was recorded within accrued compensation:

	Severance and Benefits 2006	Severance and Benefits 2007	Total

Balance at December 31, 2007	$567	$3,552	$4,119

Adjustments	(6)	(55)	(61)
Payments	(152)	(1,196)	(1,348)

Balance at March 31, 2008	$409	$2,301	$2,710

Adjustments	2	36	38
Payments	(123)	(538)	(661)

Balance at June 30, 2008	$288	$1,799	$2,087

Adjustments	2	12	14
Payments	(124)	(525)	(649)

Balance at September 30, 2008	$166	$1,286	$1,452

Adjustments	7	108	115
Payments	(129)	(575)	(704)

Balance at December 31, 2008	$44	$819	$863

Adjustments	—	7	7
Payments	(44)	(428)	(472)

Balance at March 31, 2009	$—	$398	$398

Adjustments		8	8
Payments		(406)	(406)

Balance at June 30, 2009	$—	$—	$—

10. SUBSEQUENT EVENT

On July 10, 2009, the Audit Committee of the Board of Directors of Trimeris, Inc. approved the dismissal of KPMG LLP (“KPMG”) as Trimeris’ principal Independent Registered Public Accounting Firm. On July 10, 2009, KPMG was dismissed.

The audit reports of KPMG on the financial statements of Trimeris as of and for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

The audit reports of KPMG on the effectiveness of internal control over financial reporting as of December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During Trimeris’ fiscal years ended December 31, 2008 and 2007 and the subsequent interim period through July 10, 2009, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG’s satisfaction would have caused KPMG to make reference to the subject matter of such disagreements in connection with its reports on Trimeris’ consolidated financial statements for such years.

There were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K during Trimeris’ fiscal years ended December 31, 2008 and 2007 and the interim period through July 10, 2009.

Trimeris has provided KPMG with a copy of the above disclosures prior to its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2009, and requested KPMG to furnish Trimeris with a letter addressed to the SEC stating whether or not KPMG agrees with the above statements. A copy of the letter received from KPMG in response to such request, which is dated July 16, 2009, was filed as Exhibit 16.1 to the Current Report on Form 8-K. On July 14, 2009, the Audit

Committee of the Board of Directors of Trimeris engaged Ernst & Young LLP (“EY”) as Trimeris’ principal Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009.

During Trimeris’ fiscal years ended December 31, 2008 and 2007 and the subsequent interim period through July 14, 2009, neither Trimeris nor anyone on its behalf engaged EY regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Trimeris’ financial statements or (ii) any matter subject to a disagreement or a reportable event, and no written report or oral advice of EY was provided to Trimeris that EY concluded was an important factor considered by Trimeris in reaching a decision as to the accounting, auditing or financial reporting issues; or any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Trimeris is a biopharmaceutical company primarily engaged in the commercialization of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product, T-20, and our development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

For the second quarter of 2009, the Company recorded net income of $1.3 million, or $0.06 per share, compared to $590,000, or $0.03 per share, in the second quarter of 2008. This increase was primarily driven by decreased operating expenses offset, in part, by decreased FUZEON® sales and an increase in tax expense.

2009 will continue to be a year of transition for Trimeris:

•	Strategic Alternatives – We will continue to evaluate strategic alternatives to enhance shareholder value.

•	Profitability – We will focus our efforts on maintaining profitability based on FUZEON sales.

•

Competition – The market introduction of three new oral agents in late 2007 early 2008 significantly impacted FUZEON sales in 2008 and into 2009. We have noticed that weekly prescription trends (a leading indicator for FUZEON sales) for FUZEON have begun to stabilize. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens.

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

•

Cost of Goods Sold – We have exercised our rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are on-going, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease in future periods.

On May 18, 2009, we entered into an agreement releasing us from $8.3 million in future lease obligations relating to our former corporate office and research facility. The total consideration paid by the Company for release of the future lease obligations was $1.8 million of which $1.3 million was expensed in periods prior to the second quarter of 2009. The remaining consideration, or $496,000, related to real estate commissions was expensed in the second quarter of 2009.

RESULTS OF OPERATIONS

Comparison Of Three Months Ended June 30, 2009 and 2008

Revenues

The table below presents our revenue sources for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008
Milestone revenue	$66	66	$—
Royalty revenue	2,141	2,450	(309)
Collaboration income	1,411	2,006	(595)

Total revenue and collaboration income	$3,618	$4,522	$(904)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of June 30, 2009. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved	Total Revenue Recognized Through June 30, 2009	Revenue Recognized for the Three Months Ended June 30, 2009	End of Recognition Period
	$2,500	June 2003	$1,421	$50	November 2014
	750	June 2004	392	16	November 2014

Total	$3,250		$1,813	$66

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the three months ended June 30, 2009 and 2008, were $19.4 million and $22.2 million, respectively.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profit equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003. FUZEON sales have been significantly impacted by the market introduction of three new oral HIV agents in late 2007 and early 2008.

	Three Months Ended June 30,
(in thousands)	2009	2008	Change
Gross FUZEON sales by Roche	$11,899	$19,555	$(7,656)
Less sales adjustments	(2,154)	(3,476)	1,322
Sales adjustments as a % of Gross Sales	18%	18%

Net sales	9,745	16,079	(6,334)
Cost of goods sold	(3,252)	(6,006)	2,754
Cost of goods sold as a % of Net Sales	33%	37%

Gross profit	6,493	10,073	(3,580)
Gross profit as a % of Net Sales	67%	63%
Selling and marketing expenses	(2,832)	(6,390)	3,558
Roche development expenses	(480)	(442)	(38)
Other costs	(708)	(922)	214

Total shared profit	2,473	2,319	154
Trimeris share *	1,483	2,154	(671)
Costs exclusive to Trimeris	(72)	(148)	76

Collaboration income	$1,411	$2,006	$(595)

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the second quarter of 2009 or 2008. Depending on the level of marketing expenses for 2009, our share of the collaboration profit may continue to be greater than that of Roche.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2009 and 2008.

Kits Shipped	2009	2008
Q1	5,000	9,600
Q2	4,800	9,000
Q3	—	7,900
Q4	—	9,500

Total	9,800	36,000

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. Based on discussions with Roche, we expect sales adjustments for 2009 to fall within a range of 16% to 18% of gross sales for 2009.

Cost of goods sold: We have exercised our rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are on-going, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease in future periods.

During 2008, we recorded a reserve for 2008 excess capacity charges in the amount of $4.1 million to be shared equally between Roche and Trimeris. In the first quarter of 2009, Roche informed us that actual excess capacity charges for 2008 were $1.9 million. The difference of $2.2 million has been recorded as a credit to cost of goods sold for the first quarter of 2009. Trimeris share of this credit was $1.1 million. We are disputing with Roche the remainder of the excess capacity charges for 2008. The resolution of this dispute may result in an additional credit to cost of goods sold for the collaboration in future periods.

Selling and marketing expenses: We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the second quarter of 2009 or 2008. Depending on the level of marketing expenses for 2009, our share of the collaboration profit may continue to be greater than that of Roche.

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

Other costs: Other costs for the three months ended June 30, 2009 and 2008 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008

Total research and development expenses	$—	$1,127	$(1,127)

On January 1, 2009, we adopted EITF 07-1 “Accounting for Collaborative Arrangements.” As a result, we reclassified $221,000 from research and development expenses in the three months ended June 30, 2008 to collaboration income (see discussion above “Collaboration Income”).

Total research and development expenses for 2008 primarily related to the preclinical development of the next generation HIV fusion inhibitor peptide TRI-1144 for which the Company has subsequently discontinued research and development. The Company no longer incurs any research and development expenses.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008

Total general and administrative expenses	$1,679	$2,567	$(888)

Total general and administrative expenses: Total general and administrative expenses decreased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily as a result of the following:

•

In May 2009, we entered into an agreement releasing us from $8.3 million in future lease obligations relating our former corporate office and research facility. The total consideration paid by the Company for release of the future lease obligations was $1.8 million of which $1.3 million was expensed in prior periods. The remaining consideration, or $496,000, related to real estate commissions was expensed in the second quarter of 2009.

•

In the second quarter of 2008, we shut-down our corporate offices and research facility and relocated to smaller office space. Under Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, in the second quarter of 2008, we recorded a liability and non-cash expense of $939,000 based on the remaining rental payments reduced by estimated sublease rental income.

•	Decreased employee costs and other expenses as a result of reduced headcount and general business activities.

We expect general and administrative expenses to decrease in 2009, when compared to 2008, as a result of the 2008 strategic plan which eliminated most general and administrative personnel at Trimeris after June 30, 2008 and reduced operating lease expenses.

Loss on disposal of equipment: The table below presents the loss on the disposal of equipment for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008

Loss on disposal of equipment	$—	$924	$(924)

The loss on disposal of equipment for 2008 is due to the Company writing off its property, furniture and equipment due to the Company relocating its corporate office and shutting down the previous laboratory and office space.

Other Income (Expense): The table below presents our other income (expense) for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008

Interest income	$115	$537	$(422)
Gain on investments	23	50	(27)
Interest expense	(64)	(95)	31

Total other income (expenses), net	$74	$492	$(418)

Interest income decreased for the three months ended June 30, 2009 primarily due to lower cash balances as a result of the special dividends paid in 2008.

There was a realized gain on investments for the three months ended June 30, 2009 as a result of our redemptions of our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At June 30, 2009, the Fund’s NAV was $0.8717 per share. For the quarter ended June 30, 2009, we recorded an increase of $101,000 in accumulated other comprehensive income and a realized gain of $22,000 related to this investment.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, we revised our estimate of the date that payments will begin from 2017 to 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended June 30, 2009 and 2008, the Company increased the recorded liability by $64,000 and $95,000, respectively, for accretion of interest. The total liability of $18.4 and $18.3 million at June 30, 2009 and December 31, 2008 is reflected on our balance sheets.

Income Tax Provision

We recognized income tax expense of $735,000 in the second quarter of 2009 compared to an income tax provision of $194,000 in the second quarter of 2008. For 2009, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 34.2%.

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

In the fourth quarter of 2008, we recognized a deferred tax benefit of $506,000 related to the anticipated future use of some of our federal net operating loss carryovers. In the future, we may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last eleven quarters of profitability and forecasts. At the end of the first quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which we generated prior to achieving profitability.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues

The table below presents our revenue sources for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Milestone revenue	$132	$132	$0
Royalty revenue	4,110	5,290	(1,180)
Collaboration income	3,853	4,398	(545)

Total revenue and collaboration income	$8,095	$9,820	$(1,725)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of June 30, 2009. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved	Total Revenue Recognized Through June 30, 2009	Revenue for the Six Months Ended June 30, 2009	End of Recognition Period

	$2,500	June 2003	$1,421	$100	November 2014
	750	June 2004	392	32	November 2014

Total	$3,250		$1,813	$132

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the six months ended June 30, 2009 as compared to the six months ended June 30 2008, as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the six months ended June 30, 2009 and 2008, were $37.2 million and $47.9 million, respectively.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003. FUZEON sales have been significantly impacted by the market introduction of three new oral HIV agents in late 2007 and early 2008.

(in thousands)	Six Months Ended June 30,		Change
	2009	2008

Gross FUZEON sales by Roche	$24,061	$40,265	$(16,204)
Less sales adjustments	(4,362)	(7,188)	2,826
Sales adjustments as a % of Gross Sales	18%	18%

Net sales	19,699	33,077	(13,378)
Cost of goods sold	(4,574)	(12,220)	7,646
Cost of goods sold as a % of Net Sales	23%	37%

Gross profit	15,125	20,857	(5,732)
Gross profit as a % of Net Sales	77%	63%
Selling and marketing expenses	(5,809)	(12,584)	6,775
Roche development expenses	(1,063)	(1,022)	(41)
Other costs	(1,381)	(1,577)	196

Total shared profit	6,872	5,674	1,198
Trimeris share *	4,004	4,711	(707)
Costs exclusive to Trimeris	(151)	(313)	162

Net income from collaboration	$3,853	$4,398	$(545)

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the first half of 2009 or 2008. Depending on the level of marketing expenses for 2009 our share of the collaboration profit may continue to be greater than that of Roche.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2009 and 2008.

Kits Shipped	2009	2008
Q1	5,000	9,600
Q2	4,800	9,000
Q3	—	7,900
Q4	—	9,500

Total	9,800	36,000

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. Based on discussions with Roche, we expect sales adjustments for 2009 to fall within a range of 16% to 18% of gross sales for 2009.

Cost of goods sold: We have exercised our rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are on-going, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease in future periods.

During 2008, we recorded a reserve for 2008 excess capacity charges in the amount of $4.1 million to be shared equally between Roche and Trimeris. In the first quarter of 2009, Roche informed us that actual excess capacity charges for 2008 were $1.9 million. The difference of $2.2 million has been recorded as a credit to cost of goods sold for the first quarter of 2009. Trimeris share of this credit was $1.1 million. We are disputing with Roche the remainder of the excess capacity charges for 2008. The resolution of this dispute may result in an additional credit to cost of goods sold for the collaboration in future periods.

Selling and marketing expenses: We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the first half of 2009 or 2008. Depending on the level of marketing expenses for 2009, our share of the collaboration profit may continue to be greater than that of Roche.

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

Other costs: Other costs for the six months ended June 30, 2009 and 2008 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company includes license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Total research and development expenses	$—	$2,556	$(2,556)

On January 1, 2009, we adopted EITF 07-1 “Accounting for Collaborative Arrangements.” As a result, we reclassified $511,000 from research and development expenses in the six months ended June 30, 2008 to collaboration income (see discussion above “Collaboration Income”).

General and Administrative Expenses

The table below presents our general and administrative expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Total general and administrative expenses	$3,136	$4,259	$(1,123)

Total general and administrative expenses: Total general and administrative expenses decreased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily for the reasons discussed under “Comparison of Three Months Ended June 30, 2009 and 2008 – General and Administrative Expenses.”

Loss/(Gain) on disposal of equipment: The table below presents the loss/(gain) on the disposal of equipment for the six months ended June 30, 2009 and 2008.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Loss/(Gain) on disposal of equipment	$(23)	$506	$(529)

The gain on disposal of equipment for 2009 is due to the Company selling equipment that was written off during 2008. The loss on disposal of equipment for 2008 is due to the Company writing off its property, furniture or equipment in relation to relocating its corporate office and shutting down the previous laboratory and office space.

Other Income (Expense): The table below presents our other income (expense) for the six months ended June 30, 2009 and 2008.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008

Interest income	$279	$1,359	$(1,080)
Gain/(Loss) on investments	57	(688)	745
Interest expense	(128)	(189)	61

Total other income, net	$208	$482	$(274)

Interest income decreased for the six months ended June 30, 2009 primarily due to the lower cash balances as a result of the special dividends paid in 2008.

There was a realized gain on investments for the six months ended June 30, 2009 as a result of our redemptions of our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”), which is discussed in more detail above. At June 30, 2009, the Fund’s NAV was $0.8717 per share. For the six months ended June 30, 2009, we recorded an increase of $133,000 in accumulated other comprehensive income and a realized gain of $59,000 related to this investment. At June 30, 2008, the NAV was $0.9705 which had decreased from $0.9874 at December 31, 2007. For the six months ended June 30, 2008, the Company recorded a loss in the amount of $688,000.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

	Six Months Ended June 30,
(in thousands)	2009	2008
Net cash provided by operating activities	$2,747	$12,652
Net cash provided by investing activities	8,701	9,682
Net cash used by financing activities	—	(33,333)

Net increase (decrease) in cash and cash equivalents	11,448	(10,999)
Cash and cash equivalents, beginning of period	14,389	32,702

Cash and cash equivalents, end of period	$25,837	$21,703

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the six months ended June 30, 2009, cash provided by operating activities decreased primarily as a result of the following:

•	decreased payments from Roche as a result of decreased FUZEON sales offset, in part, by lower selling and marketing expenses;

•	decreased operating expenses offset, in part, by increased income tax expense and a $1.8 million payment for the release of future lease obligations for our prior office and research facility.

During the remainder of 2009, cash provided by operating activities will depend on several factors, primarily the sales, cost of sales and commercialization expenses and post-marketing commitments related to the sale of FUZEON (profitability of the collaboration with Roche), and expenses related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

Investing Activities. The amount provided by investing activities for the six months ended June 30, 2009 and 2008 primarily relates to the net maturities/purchases of investment securities available-for-sale. The purchase and maturity of investment securities available-for-sale was due to the normal maturities of investments.

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

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of June 30, 2009, we had $34.3 million in cash and cash equivalents and investment securities available-for-sale, compared to $31.6 million as of December 31, 2008.

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

Contractual Obligations. The following table summarizes our material contractual commitments at June 30, 2009 for the remainder of 2009 and subsequent years (in thousands):

Contractual Obligation*	2009	2010	2011	2012	2013	Thereafter	Total
Other long-term liabilities reflected on the Balance Sheet *	$—	$—	$—	$—	$—	$22,204	$22,204

Total	$—	$—	$—	$—	$—	$22,204	$22,204

*

Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, the Company revised the estimated date that payments will begin from 2017 to 2022. During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the six months ended June 30, 2009, we increased this liability by $128,000. The total liability of $18.4 million at June 30, 2009, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than an operating lease. On May 18, 2009, Trimeris entered into an agreement releasing the Company from payment of rent obligations for its prior office and laboratory space. The total consideration paid by the Company for the release of these future lease obligations was $1.8 million.

Accounting and Other Matters

In November 2007, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force approved Issue No. 07-1 “Accounting for Collaborative Arrangements” The objective of this Issue is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for fiscal years beginning after December 15, 2008. We adopted this Issue as of January 1, 2009 and as a result, reclassified $221,000 and $511,000 from research and development expense into collaboration income for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2009, $240,000 and $532,000 was recorded in collaboration income.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141 (R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company will apply the provisions of SFAS No. 141(R) to the extent that it enters into business combinations in the future.

In February 2008, the FASB issued Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company elected the deferral option permitted by FSP No. 157-2 for its non-financial assets and liabilities initially measured at fair value which principally relates to the measurement of impairment of patent costs. The Company adopted the provisions of SFAS No. 157 with respect to impairment measurements as of January 1, 2009 which did not impact the financial statements as of and for the six months ended June 30, 2009.

In April 2009, the FASB decided to issue three related Staff Positions to clarify the guidance in SFAS No. 157 for fair-value measurements in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. These Staff Positions will be effective for interim and annual periods ending after June 15, 2009. The Company determined that these Staff Positions have no significant impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and will be applied prospectively. The adoption of SFAS No. 165 had no impact on our financial statements.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during our interim period ending September 30, 2009 and will not have an impact on our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

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

Our exposure to credit risk relates primarily to a component of investment securities involving an investment of approximately $2.2 million and $8.0 million at June 30, 2009 and 2008, respectively, in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. At June 30, 2009, the Fund’s NAV was $0.8717 per share. For the quarter ended June 30, 2009, we recorded an increase of $101,000 in accumulated other comprehensive income and a realized gain of $22,000 related to this investment. If the current credit environment continues to deteriorate, our investment in the Columbia Strategic Cash Portfolio could suffer losses, which would adversely impact our financial results.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On February 3, 2009, the Court denied the renewed Roche and Trimeris requests for transfer. On March 3, 2009, Trimeris and the Roche filed invalidity contentions with the court. On May 18, 2009, Roche and Trimeris filed motions for summary judgment. On June 12, 2009, Roche and Trimeris filed a motion for reconsideration of the order denying transfer. On August 3, 2009, the Court issued an order denying the Roche and Trimeris motion for reconsideration of the order denying transfer. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking unspecified money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

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

Trimeris, Inc.
(Registrant)

August 14, 2009	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly
Chief Executive Officer

August 14, 2009	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer.