Form 10-Q
period 2009-09-30
TRIMERIS INC
filed 2009-11-12
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2009 was 22,349,841.

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

TRIMERIS, INC.

FORM 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$32,010	$14,389
Investment securities available-for-sale	3,607	14,361
Accounts receivable - Roche	2,875	2,840
Other receivables	183	36
Prepaid expenses	127	458

Total current assets	38,802	32,084

Other assets:
Patent costs, net	2,031	1,750
Advanced payment - Roche	6,687	6,706
Deposits and other assets	203	339
Deferred tax asset	506	506
Long-term investment securities available-for-sale	—	2,827

Total other assets	9,427	12,128

Total assets	$48,229	$44,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$273	$325
Accrued compensation	439	910
Deferred revenue – Roche	265	265
Accrued expenses	617	2,041

Total current liabilities	1,594	3,541

Deferred revenue - Roche	1,105	1,304
Accrued marketing costs	18,463	18,271
Accrued compensation-long-term	—	74

Total liabilities	21,162	23,190

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,350 and 22,300 shares issued and outstanding	22	22
Additional paid-in capital	357,419	356,600
Accumulated deficit	(330,597)	(335,652)
Accumulated other comprehensive income	223	52

Total stockholders’ equity	27,067	21,022

Total liabilities and stockholders’ equity	$48,229	$44,212

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Milestone revenue	$67	$67	$199	$199
Royalty revenue	2,141	3,373	6,251	8,663
Collaboration income	1,702	1,756	5,555	6,154

Total revenue and collaboration income	3,910	5,196	12,005	15,016

Operating expenses:
Research and development	—	367	—	2,923
General and administrative	1,669	1,519	4,805	5,778
(Gain)/Loss on disposal of equipment	—	(10)	(23)	496

Total operating expenses	1,669	1,876	4,782	9,197

Operating income	2,241	3,320	7,223	5,819

Other income (expense):
Interest income	59	397	338	1,756
Gain/(Loss) on investments	241	(15)	298	(703)
Interest expense	(64)	(96)	(192)	(285)

Total other income	236	286	444	768

Income before taxes	2,477	3,606	7,667	6,587
Income tax provision	833	47	2,612	110

Net income	$1,644	$3,559	$5,055	$6,477

Basic net income per share	$0.07	$0.16	$0.23	$0.29

Diluted net income per share	$0.07	$0.16	$0.23	$0.29

Weighted average shares used in basic per share computations	22,320	22,186	22,297	22,180

Weighted average shares used in diluted per share computations	22,320	22,271	22,297	22,270

Dividends declared per common share	$—	$—	$—	$1.50

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net income	$5,055	$6,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	—	135
(Gain)/Loss on disposal of equipment	(23)	496
Patent/license amortization	175	151
Patent costs expensed	197	100
Amortization of deferred revenue – Roche	(199)	(199)
Stock compensation expense	819	1,193
Accrued marketing costs	192	285
Changes in operating assets and liabilities:
Accounts receivable - Roche	(35)	8,899
Other receivables	(147)	50
Prepaid expenses	331	574
Advanced payment - Roche	19	(12)
Deposits and other assets	126	6
Accounts payable	(52)	(415)
Accrued compensation	(367)	(2,959)
Accrued expenses	(1,602)	1,115
Other liabilities	—	(718)

Net cash provided by operating activities	4,489	15,178

Cash flows from investing activities:
Purchases of investment securities available-for-sale	—	(39,179)
Sales and maturities of investment securities available-for-sale	13,752	48,952
Proceeds from the sale of equipment	23	987
Patent costs	(643)	(486)

Net cash provided by investing activities	13,132	10,274

Cash flows from financing activities:
Dividends paid	—	(33,333)

Net cash used in financing activities	—	(33,333)

Net increase (decrease) in cash and cash equivalents	17,621	(7,881)
Cash and cash equivalents, beginning of period	14,389	32,702

Cash and cash equivalents, end of period	$32,010	$24,821

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

Trimeris has a worldwide agreement (the “Development and License Agreement”) with F. Hoffmann-La Roche Ltd. (“Roche”) to develop and market T-20, marketed as FUZEON®, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three and nine months ended September 30, 2009 and September 30, 2008. The Development and License Agreement also provides substantially all of the Company’s collaboration and milestone revenue. Substantially all of the accounts receivable at September 30, 2009 and December 31, 2008 is comprised of receivables from Roche under the Development and License Agreement.

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

Trimeris has previously announced shifts in strategic focus resulting in changes to Trimeris’ previous business strategy and plans for future operations. On October 2, 2009, Trimeris, Arigene Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Arigene”) and RTM Acquisition Company, a Delaware corporation and wholly owned subsidiary of Arigene (the “Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Arigene and the Purchaser agreed to purchase all of the outstanding common stock of Trimeris through a tender offer and merger. Under the Merger Agreement, upon completion of the tender offer by the Purchaser (the “Tender Offer”) and satisfaction of certain conditions, the Purchaser will be merged with and into Trimeris (the “Merger”), with Trimeris continuing after the Merger as the surviving corporation and a wholly owned subsidiary of Arigene. For more information regarding this transaction, see footnote 10, Subsequent Events, below.

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”), Topic 260, “Earnings Per Share,” basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock

Purchase Plan (the “Employee Stock Purchase Plan”). The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2009 and September 30, 2008 (in thousands, except per share amounts):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Numerator:
Net income	$1,644	$3,559	$5,055	$6,477

Denominator:
Weighted average common shares	22,320	22,186	22,297	22,180

Denominator for basic calculation	22,320	22,186	22,297	22,180
Restricted stock and restricted stock units	—	85	—	90

Denominator for diluted calculation	22,320	22,271	22,297	22,270

Net income per share:
Basic	$0.07	$0.16	$0.23	$0.29

Diluted	$0.07	$0.16	$0.23	$0.29

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2009 and September 30, 2008, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2.4 million and 2.5 million, respectively. Also excluded for the three and nine months ended September 30, 2008 was 362,000 warrants to purchase common stock, due to their anti-dilutive effect. These warrants expired in July 2009.

At September 30, 2009, there were 2,400,000 options to purchase common stock and 30,000 shares of restricted stock, due to vest in August 2011, outstanding. At September 30, 2008, there were 2,500,000 options to purchase common stock, 85,000 shares of restricted stock/restricted stock units that vested in March 2009 and 362,000 warrants to purchase common stock outstanding.

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

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amended the terms of both the Development and License Agreement and the Research Agreement. This amendment provided that all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON, would now belong solely to Trimeris. The returned intellectual property covers both research and development stage molecules, including T-1249. Currently, there are no patients being treated with T-1249. Following the March 2007 amendment, Roche is responsible for only one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada.

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profit from the sale of FUZEON in the United States and Canada equally with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing, and other expenses and post-marketing commitments related to the sale of FUZEON resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $10.4 million and $14.9 million during the three months ended September 30, 2009 and September 30, 2008, respectively. Total net sales of FUZEON in the United States and Canada were $30.1 million and $48.0 million during the nine months ended September 30, 2009 and September 30, 2008, respectively. During the three months ended September 30, 2009 and September 30, 2008, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $1.7 million and $1.8 million, respectively. During the nine months ended September 30, 2009 and September 30, 2008, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $5.6 million and $6.2 million, respectively. Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, we revised our estimate of the date that payments will begin from 2017 to 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended September 30, 2009 and September 30, 2008, the Company increased the recorded liability by $64,000 and $96,000, respectively, for accretion of interest. For the nine months ended September 30, 2009 and September 30, 2008, the Company increased the recorded liability by $192,000 and $285,000, respectively, for accretion of interest. The total liability of $18.5 million and $18.3 million at September 30, 2009 and December 31, 2008 is reflected on the Company’s balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs; with respect to both 2009 and 2008, there are no accrued marketing costs.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, which amended the Development and License Agreement and set forth certain rights and responsibilities that the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company was obligated to pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. As a result, Roche no longer includes the depreciation related to the manufacturing facility in cost of goods sold.

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2008 review, the Company expected to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. As of September 30, 2009, the Company has paid the total $12.1 million contribution and no further capital improvement payments are due.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. The Company’s share of this credit was approximately $1.9 million for the nine months ended September 30, 2009. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalties of $2.1 million and $3.4 million were recognized as revenue during the three months ended September 30, 2009 and September 30, 2008, respectively. Royalties of $6.3 million and $8.7 million were recognized as revenue during the nine months ended September 30, 2009 and September 30, 2008, respectively.

Development Expenses

Under the Development and License Agreement, development costs for FUZEON are shared equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and one party pays the other party on a 50/50 basis. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. On January 1, 2009, we adopted FASB ASC Topic 808 “Collaborative Arrangements” (“ASC 808”). As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. Prior period amounts have been reclassified to conform to the current period’s presentation. We expect Roche’s development costs to continue to decline as a majority of activities have been completed.

4. COMPREHENSIVE INCOME

Comprehensive income includes all non-owner changes in equity during a period and is divided into two broad classifications: net income and other comprehensive income (“OCI”). OCI includes revenue, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists of unrealized gains or losses on securities available-for-sale securities.

The table below presents the Company’s OCI for the three and nine months ended September 30, 2009 and September 30, 2008:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net income	$1,644	$3,559	$5,055	$6,477

Reclassification of realized loss on securities available-for-sale	—	—	—	206

Unrealized gain (loss) on securities available-for-sale	(146)	(439)	170	(520)

Other comprehensive income (OCI)	$1,498	$3,120	$5,225	$6,163

5. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities, which consist of corporate bonds, are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

The following is a summary of available-for-sale securities excluding cash and cash equivalents as of September 30, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Short-term investment securities available-for-sale
Corporate debt securities maturing within 1 year	$3,596	$11	$—	$3,607

Total short-term investment securities available-for-sale	$3,596	$11	$—	$3,607

The Company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. ASC 820 applies to all financial assets and liabilities that are being measured and reported on a fair value basis. There was no impact to the financial statements upon the adoption of ASC 820. ASC 820 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following three categories:

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

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities, and corporate bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under ASC 820 as of September 30, 2009:

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- observable Inputs (Level 3)

Money market funds	$32,010	$32,010	$—	$—
Corporate bonds	3,607	3,607	—	—

Total	$35,617	$35,617	$—	$—

Assets measured at fair value on a recurring basis were presented in the balance sheet as of September 30, 2009 as follows:

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)

Cash and cash equivalents	$32,010	$32,010	$—	$—
Short-term investment securities	3,607	3,607	—	—

Total assets	$35,617	$35,617	$—	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

6. INCOME TAXES

We recognized income tax expense of $2,612,000 and $110,000 for the nine months ending September 30, 2009 and September 30, 2008. For 2009, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 34.2%.

At December 31, 2008, the Company had net operating loss carryforwards (“NOLs”) for federal tax purposes of approximately $302.4 million, which expire in varying amounts between 2018 and 2025. We have determined that an ownership change as defined under Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended, occurred during 2008. The effect of this ownership change is the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.8 million of NOL carryforwards will be available for utilization prior to 2025.

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

7. COMMITMENTS AND CONTINGENCIES

Under the Development and License Agreement, Trimeris and Roche are obligated to share equally the future development expenses for FUZEON for the United States and Canada.

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman- La Roche Ltd. (collectively the “Roche Entities”) and Trimeris alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was filed in the Eastern District of Texas (Marshal Division) (the “Court”).

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On February 3, 2009, the Court denied the renewed Roche and Trimeris requests for transfer. On March 3, 2009, Trimeris and Roche filed invalidity contentions with the court. On May 18, 2009, Roche and Trimeris filed motions for summary judgment. On June 12, 2009, Roche and Trimeris filed a motion for reconsideration of the order denying transfer. On August 3, 2009, the Court issued an order denying the Roche and Trimeris motion for reconsideration of the order denying transfer. On August 25, 2009, Trimeris and Roche filed a petition for a writ of mandamus with the United States Court of Appeals for the Federal Circuit (the “Fed. Circuit”) to direct the Court to vacate its order, dated February 3, 2009, denying a transfer of venue to the Eastern District of North Carolina and its order, dated August 3, 2009, denying Roche and Trimeris’ motion for reconsideration; and to transfer this case to the United States District Court for the Eastern District of North Carolina. On September 14, 2009, Novartis filed an opposition to the petition for writ of mandamus with the Fed. Circuit. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking unspecified money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

8. REDUCTION IN WORKFORCE

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

Following is a summary of activity related to the 2006 and 2007 restructuring accruals (in thousands) that was recorded within accrued compensation:

	Severance and Benefits 2006	Severance and Benefits 2007	Total

Balance at December 31, 2007	$567	$3,552	$4,119

Adjustments	(6)	(55)	(61)
Payments	(152)	(1,196)	(1,348)

Balance at March 31, 2008	$409	$2,301	$2,710

Adjustments	2	36	38
Payments	(123)	(538)	(661)

Balance at June 30, 2008	$288	$1,799	$2,087

Adjustments	2	12	14
Payments	(124)	(525)	(649)

Balance at September 30, 2008	$166	$1,286	$1,452

Adjustments	7	108	115
Payments	(129)	(575)	(704)

Balance at December 31, 2008	$44	$819	$863

Adjustments	—	7	7
Payments	(44)	(428)	(472)

Balance at March 31, 2009	$—	$398	$398

Adjustments	—	8	8
Payments	—	(406)	(406)

Balance at June 30, 2009	$—	$—	$—

Adjustments	—	—	—
Payments	—	—	—

Balance at September 30, 2009	$—	$—	$—

9. SUBSEQUENT EVENTS

Proposed Acquisition by Arigene Co., Ltd.

As described in Note 1, Basis of Presentation, on October 2, 2009, the Company, Arigene and the Purchaser entered into the Merger Agreement pursuant to which Arigene has agreed to acquire all of the outstanding shares of the Company’s common stock through the Tender Offer of $3.60 per share in cash, followed by the Merger to acquire all remaining outstanding shares of Company common stock at the same price per share paid in the Tender Offer. On October 19, 2009, Arigene and the Purchaser commenced the Tender Offer by filing with the SEC a Tender Offer Statement on Schedule TO and related exhibits, including the offer to purchase, letter of transmittal, and other related documents. Also on October 19, 2009, the Company filed with the SEC a tender offer Solicitation/Recommendation Statement on Schedule 14D-9.

The consummation of the Tender Offer is subject to a number of conditions, including (i) a majority of outstanding shares of Company common stock having been tendered in response to the Tender Offer, (ii) the absence of any injunction or act by any governmental agency prohibiting the transaction, (iii) there not having been a material adverse change with respect to the Company, and (iv) other customary conditions. The Tender Offer is not subject to a financing condition.

The Merger Agreement provides for the payment of a termination fee of $3.2 million by the Company to Arigene in specified circumstances in connection with the termination of the Merger Agreement. In addition, in specified circumstances in connection with termination of the Merger Agreement, Arigene has agreed pay a $12 million “reverse termination fee” to the Company.

On November 12, 2009 the Company announced that Arigene has requested through counsel that the Company consent to an extension of the expiration date of the Tender Offer.

Under the Merger Agreement, the Tender Offer is due to expire 12:00 midnight, New York City time, on Monday, November 16, 2009 unless the parties agree otherwise. The Company was informed that, unless the expiration date of the Tender Offer is extended as requested, Arigene and the Purchaser do not expect to have sufficient funds and available financing to purchase all shares of the Company’s common stock validly tendered and not withdrawn as of the expiration of the offer. While the Company is evaluating Arigene’s request to extend the Tender Offer period and amend the Merger Agreement, the Company believes that if sufficient shares are duly tendered and not withdrawn at the scheduled expiration of the tender, all conditions to Arigene’s obligation to consummate the tender will be satisfied and Arigene will be obligated to purchase such tendered shares.

The Company will also evaluate its rights and remedies under the Merger Agreement if Arigene does not complete the purchase of shares tendered under the Tender Offer, which include the Company’s right to seek the $12 million “reverse termination fee” payable by Arigene.

Litigation

On October 21, 2009, a purported class action complaint, Robert Haas v. Martin Mattingly, et al. was filed in the United States District Court for the Middle District of North Carolina. This action purports to be on behalf of all public stockholders of the Company and names as defendants the members of the Company’s Board of Directors. The complaint alleges that members of the Company’s Board of Directors violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC rules by failing to disclose in SEC filings material information regarding the Tender Offer. The relief sought in this complaint is, among other things, an injunction against the Tender Offer and dissemination of a revised Solicitation/Recommendation Statement by the Company. On November 10, 2009, counsel for the plaintiff and the Company executed a Memorandum of Understanding (“MOU”), pursuant to which, inter alia, the Company would make additional public disclosures through the filing of an amended Solicitation/Recommendation Statement, and all claims in the action would be dismissed in accordance with the terms of the MOU. The settlement of the action is subject to negotiation of definitive settlement documentation and approval by the United States District Court for the Middle District of North Carolina and is conditioned upon consummation of the Merger.

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

For the third quarter of 2009, the Company recorded net income of $1.6 million, or $.07 per share, compared to $3.6 million or $0.16 per share, in the third quarter of 2008. This result was primarily driven by decreased FUZEON® sales, an increase in tax expense, offset in part, by lower operating expenses.

2009 will continue to be a year of transition for Trimeris:

•

Strategic Alternatives – As discussed in Note 1, Basis of Presentation, and Note 10, Subsequent Events, in the notes to our unaudited condensed financial statements in Item 1 above, on October 2, 2009 the Company entered into the Merger Agreement with Arigene pursuant to which Arigene has commenced the Tender Offer to purchase all of the outstanding shares of the Company common stock. If the Tender Offer and subsequent Merger contemplated by the Merger Agreement are consummated, the Company will become a wholly owned subsidiary of Arigene. Pursuant to Arigene’s Offer to Purchase, filed with the SEC on October 19, 2009, Arigene has disclosed that it expects that, following the Merger, the business and operations of the Company will be continued substantially as they are currently being conducted. Notwithstanding the foregoing, Arigene will continue to evaluate the business and operations of the Company during the pendency of the Tender Offer and after the consummation of the Tender Offer and the Merger and will take such actions as it deems appropriate under the circumstances then existing with a view to optimizing development of the Company’s potential in conjunction with Arigene’s existing business. Notwithstanding the pendency of the proposed transactions described above, we are actively managing our business as follows:

•	Profitability – We are focusing our efforts on maintaining profitability based on FUZEON sales.

•

Competition – The market introduction of three new oral agents in late 2007 early 2008 significantly impacted FUZEON sales in 2008 and has impacted sales in 2009. However, we have noticed that weekly prescription trends (a leading indicator for FUZEON sales) for FUZEON have begun to stabilize. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens.

•

FUZEON Sales and Marketing – We continue to believe that our selling and marketing expense in 2009 will be lower than 2008, as we have exercised again our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent.

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

RESULTS OF OPERATIONS

Comparison Of Three Months Ended September 30, 2009 and September 30, 2008

Revenues

The table below presents our revenue sources for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2009	2008
Milestone revenue	$67	$67	$—
Royalty revenue	2,141	3,373	(1,232)
Collaboration income	1,702	1,756	(54)

Total revenue and collaboration income	$3,910	$5,196	$(1,286)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of September 30, 2009. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved	Total Revenue Recognized Through September 30, 2009	Revenue Recognized for the Three Months Ended September 30, 2009	End of Recognition Period
	$2,500	June 2003	$1,471	$50	November 2014
	750	June 2004	409	17	November 2014

Total	$3,250		$1,880	$67

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the three months ended September 30, 2009 and September 30, 2008, were $19.4 million and $30.6 million, respectively.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Collaboration income is reported on our condensed Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profit equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003. FUZEON sales have been significantly impacted by the market introduction of three new oral HIV agents in late 2007 and early 2008.

(dollars in thousands)	Three Months Ended September 30,
	2009	2008	Change

Gross FUZEON sales by Roche	$13,844	$18,077	$(4,233)
Less sales adjustments	(3,467)	(3,137)	(330)
Sales adjustments as a % of Gross Sales	25%	17%

Net sales	10,377	14,940	(4,563)
Cost of goods sold	(3,732)	(5,429)	1,697
Cost of goods sold as a % of Net Sales	36%	36%

Gross profit	6,645	9,511	(2,866)
Gross profit as a % of Net Sales	64%	64%
Selling and marketing expenses	(2,860)	(5,345)	2,485
Roche development expenses	(124)	(410)	286
Other costs	(118)	(790)	672

Total shared profit	3,543	2,966	577
Trimeris share *	1,772	1,880	(108)
Costs exclusive to Trimeris	(70)	(124)	54

Collaboration income	$1,702	$1,756	$(54)

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the third quarter of 2009 or 2008. Depending on the level of marketing expenses for 2009, our share of the collaboration profit may continue to be greater than that of Roche.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2009 and 2008.

Kits Shipped	2009	2008
Q1	5,000	9,600
Q2	4,800	9,000
Q3	5,500	7,900
Q4	—	9,500

Total	15,300	36,000

Sales adjustments: Sales adjustments are recorded by Roche based on their experience with selling FUZEON. Based on discussions with Roche, we expect sales adjustments for 2009 to fall within a range of 16% to 18% of gross sales for 2009. Sales adjustments for the third quarter of 2009 were higher than expected as a result of adjustments to reflect actual YTD commercial and government contracting.

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

During 2008, we recorded a reserve for 2008 excess capacity charges in the amount of $4.1 million to be shared equally between Roche and Trimeris. In the first quarter of 2009, Roche informed us that actual excess capacity charges for 2008 were $1.9 million. The difference of $2.2 million has been recorded as a credit to cost of goods sold for the first quarter of 2009. Trimeris’ share of this credit was $1.1 million. We are disputing with Roche the remainder of the excess capacity charges for 2008. The resolution of this dispute may result in an additional credit to cost of goods sold for the collaboration in future periods.

Selling and marketing expenses: We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the third quarter of 2009 or 2008. Depending on the level of marketing expenses for 2009, our share of the collaboration profit may continue to be greater than that of Roche.

Roche development expenses: On January 1, 2009, we adopted Financial Accounting Standards Board, or (“FASB”), Accounting Standards Codification (“ASC”), Topic 808, “Collaborative Arrangements,” (“ASC 808”). As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. Prior period amounts have been reclassified to conform to the current period’s presentation.

Under the Development and License Agreement, development costs for FUZEON are shared equally with Roche. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. We expect Roche development costs to continue to decline as a majority of activities have been completed.

Other costs: Other costs for the three months ended September 30, 2009 and September 30, 2008 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2009	2008

Total research and development expenses	$—	$367	$(367)

On January 1, 2009, we adopted ASC 808. As a result, we reclassified $205,000 from research and development expenses in the three months ended September 30, 2008 to collaboration income (see discussion above “Collaboration Income”).

Total research and development expenses for 2008 primarily related to the preclinical development of the next generation HIV fusion inhibitor peptide TRI-1144 for which the Company has subsequently discontinued research and development. The Company no longer incurs any research and development expenses.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2009	2008

Total general and administrative expenses	$1,669	$1,519	$150

Total general and administrative expenses increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily as a result of activities related to the negotiation of the Merger Agreement with Arigene and the Purchaser.

We expect general and administrative expenses to decrease in 2009, when compared to 2008, as a result of the 2008 strategic plan which eliminated most general and administrative personnel at Trimeris after June 30, 2008 and reduced operating lease expenses.

Gain on disposal of equipment: The table below presents the gain on the disposal of equipment for the three months ended September 30, 2009 and September 30, 2008.

(in thousands)	Three Months Ended September 30,
	2009	2008	Increase (Decrease)

Gain on disposal of equipment	$—	$10	$(10)

The gain on disposal of equipment for 2008 was due to the Company selling property, furniture and equipment due to the Company relocating its corporate office and shutting down the previous laboratory and office space.

Other Income (Expense): The table below presents our other income (expense) for the three months ended September 30, 2009 and September 30, 2008.

(in thousands)	Three Months Ended September 30,
	2009	2008	Increase (Decrease)

Interest income	$59	$397	$(338)
Gain/(Loss) on investments	241	(15)	256
Interest expense	(64)	(96)	32

Total other income, net	$236	$286	$(50)

Interest income decreased for the three months ended September 30, 2009 primarily due to lower interest rates within the Company’s investment portfolios. However, there was a realized gain on investments for the three months ended September 30, 2009 as a result of our redemptions of our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. During the third quarter of 2009, the Company’s investment in this fund was liquidated and as a result, we recorded a realized gain of $241,000 related to this investment.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, we revised our estimate of the date that payments will begin from 2017 to 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. For the three months ended September 30, 2009 and September 30, 2008, the Company increased the recorded liability by $64,000 and $96,000, respectively, for accretion of interest. The total liability of $18.5 million and $18.3 million at September 30, 2009 and December 31, 2008 is reflected on our condensed balance sheet.

Income Tax Provision

We recognized income tax expense of $833,000 in the third quarter of 2009 compared to an income tax expense of $47,000 in the third quarter of 2008. For 2009, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 34.2%.

At December 31, 2008, the Company had net operating loss carryforwards (“NOLs”) for federal tax purposes of approximately $302.4 million, which expire in varying amounts between 2018 and 2025. We have determined that an ownership change as defined under Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended, occurred during 2008. The effect of this ownership change is the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.8 million of NOL carryforwards will be available for utilization prior to 2025.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008

Revenues

The table below presents our revenue sources for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
Milestone revenue	$199	$199	$—
Royalty revenue	6,251	8,663	(2,412)
Collaboration income	5,555	6,154	(599)

Total revenue and collaboration income	$12,005	$15,016	$(3,011)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of September 30, 2009. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

	Milestone Total	Date Achieved	Total Revenue Recognized Through September 30, 2009	Revenue for the Nine Months Ended September 30, 2009	End of Recognition Period
(in thousands)
	$2,500	June 2003	$1,471	$150	November 2014
	750	June 2004	409	49	November 2014

Total	$3,250		$1,880	$199

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the nine months ended September 30, 2009 as compared to the nine months ended September 30 2008, as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the nine months ended September 30, 2009 and September 30, 2008, were $56.6 million and $78.5 million, respectively.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Collaboration income is reported on our Statements of Operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003. FUZEON sales have been significantly impacted by the market introduction of three new oral HIV agents in late 2007 and early 2008.

(dollars in thousands)	Nine Months Ended September 30,
	2009	2008	Change

Gross FUZEON sales by Roche	$37,906	$58,342	$(20,436)
Less sales adjustments	(7,828)	(10,325)	2,497
Sales adjustments as a % of Gross Sales	21%	18%

Net sales	30,078	48,017	(17,939)
Cost of goods sold	(8,306)	(17,649)	9,343
Cost of goods sold as a % of Net Sales	28%	37%

Gross profit	21,772	30,368	(8,596)
Gross profit as a % of Net Sales	72%	63%
Selling and marketing expenses	(8,670)	(16,129)	7,459
Roche development expenses	(1,187)	(1,433)	246
Other costs	(362)	(2,223)	1,861

Total shared profit	11,553	10,583	970
Trimeris share *	5,776	6,590	(814)
Costs exclusive to Trimeris	(221)	(436)	215

Collaboration income	$5,555	$6,154	$(599)

*	We have exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s and Roche’s share of the collaboration income was not equal in the first nine months of 2009 or 2008. Depending on the level of marketing expenses for 2009 our share of the collaboration profit may continue to be greater than that of Roche.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2009 and 2008.

Kits Shipped	2009	2008
Q1	5,000	9,600
Q2	4,800	9,000
Q3	5,500	7,900
Q4	—	9,500

Total	15,300	36,000

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

During 2008, we recorded a reserve for 2008 excess capacity charges in the amount of $4.1 million to be shared equally between Roche and Trimeris. In the first quarter of 2009, Roche informed us that actual excess capacity charges for 2008 were $1.9 million. The difference of $2.2 million has been recorded as a credit to cost of goods sold for the first quarter of 2009. Trimeris’ share of this credit was $1.1 million. We are disputing with Roche the remainder of the excess capacity charges for 2008. The resolution of this dispute may result in an additional credit to cost of goods sold for the collaboration in future periods.

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

Roche development expenses: On January 1, 2009, we adopted ASC 808. As a result all development expenses, generated at Roche, related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. Prior period amounts have been reclassified to conform to the current period’s presentation.

Under the Development and License Agreement, development costs for FUZEON are shared equally with Roche. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. We expect Roche’s development costs to continue to decline as a majority of activities have been completed.

Other costs: Other costs for the nine months ended September 30, 2009 and September 30, 2008 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

Research and Development Expenses

The table below presents our research and development expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

	Nine Months Ended		Increase
(in thousands)	September 30,		(Decrease)
	2009	2008
Total research and development expenses	$—	$2,923	$(2,923)

On January 1, 2009, we adopted ASC 808. As a result, we reclassified $716,000 from research and development expenses in the nine months ended September 30, 2008 to collaboration income (see discussion above “Collaboration Income”).

General and Administrative Expenses

The table below presents our general and administrative expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

	Nine Months Ended		Increase
(in thousands)	September 30,		(Decrease)
	2009	2008

Total general and administrative expenses	$4,805	$5,778	$(973)

Total general and administrative expenses: Total general and administrative expenses decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily as a result of decreased rent expenses, employee costs and other expense as a result of reduced headcount and general business activities offset, in part by increased expenses related to the negotiation of the Merger Agreement with Arigene and the Purchaser.

Gain/(Loss)on disposal of equipment: The table below presents the gain/(loss) on the disposal of equipment for the nine months ended September 30, 2009 and September 30, 2008.

(in thousands)	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)

Gain/(Loss) on disposal of equipment	$23	$(496)	$519

The gain on disposal of equipment for 2009 is due to the Company selling equipment that was written off during 2008. The loss on disposal of equipment for 2008 was due to the Company writing off its property, furniture or equipment in relation to relocating its corporate office and shutting down the previous laboratory and office space.

Other Income (Expense): The table below presents our other income (expense) for the nine months ended September 30, 2009 and September 30, 2008.

(in thousands)	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)

Interest income	$338	$1,756	$(1,418)
Gain/(Loss) on investments	298	(703)	1,001
Interest expense	(192)	(285)	93

Total other income, net	$444	$768	$(324)

Interest income decreased for the nine months ended September 30, 2009 primarily due to decreased interest rates. However, there was a realized gain on investments for the nine months ended September 30, 2009 as a result of our redemptions of our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”), which is discussed in more detail above. For the nine months ended September 30, 2009, we recorded a realized gain of $298,000 related to this investment.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs” which is discussed in more detail above.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

	Nine Months Ended
(in thousands)	September 30,
	2009	2008
Net cash provided by operating activities	$4,489	$15,178
Net cash provided by investing activities	13,132	10,274
Net cash used by financing activities	—	(33,333)

Net increase (decrease) in cash and cash equivalents	17,621	(7,881)
Cash and cash equivalents, beginning of period	14,389	32,702

Cash and cash equivalents, end of period	$32,010	$24,821

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the nine months ended September 30, 2009, cash provided by operating activities decreased primarily as a result of the following:

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

Investing Activities. The amount provided by investing activities for the nine months ended September 30, 2009 and September 30, 2008 primarily relates to the net maturities/purchases of investment securities available-for-sale. The purchase and maturity of investment securities available-for-sale was due to the normal maturities of investments.

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

On May 8, 2008, the Company’s Board of Directors declared a special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. The aggregate dividend payment totaled approximately $33.3 million and was paid on June 6, 2008. Subsequent to this event, on December 9, 2008, the Company’s Board of Directors approved another special dividend of $1.00 per share of common stock. The aggregate dividend payment totaled approximately $22 million and was paid on December 29, 2008.

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of September 30, 2009, we had $35.6 million in cash and cash equivalents and investment securities available-for-sale, compared to $31.6 million as of December 31, 2008.

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

Contractual Obligations. The following table summarizes our material contractual commitments at September 30, 2009 for the remainder of 2009 and subsequent years (in thousands):

Contractual Obligation*	2009	2010	2011	2012	2013	Thereafter	Total
Other long-term liabilities reflected on the Balance Sheet *	$—	$—	$—	$—	$—	$22,204	$22,204

Total	$—	$—	$—	$—	$—	$22,204	$22,204

*	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, the Company revised the estimated date that payments will begin from 2017 to 2022. During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the nine months ended September 30, 2009, we increased this liability by $192,000. The total liability of $18.5 million at September 30, 2009, is reflected on our condensed balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than an operating lease.

Accounting and Other Matters

In November 2007, the FASB issued ASC Topic 808, “Accounting for Collaborative Arrangements.” The objective of this Issue is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This issue is effective for fiscal years beginning after December 15, 2008. We adopted this Issue as of January 1, 2009 and as a result, reclassified $205,000 and $716,000 from research and development expense into collaboration income for the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2009, $124,000 and $1.2 million was recorded in collaboration income.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during our interim period ending September 30, 2009 and will not have an impact on our financial condition or results of operations. We have incorporated the Codification into our references in this Quarterly Report on Form 10-Q.

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

Investment securities, which consist of corporate bonds, are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

Item 4. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On February 3, 2009, the Court denied the renewed Roche and Trimeris requests for transfer. On March 3, 2009, Trimeris and the Roche filed invalidity contentions with the court. On May 18, 2009, Roche and Trimeris filed motions for summary judgment. On June 12, 2009, Roche and Trimeris filed a motion for reconsideration of the order denying transfer. On August 3, 2009, the Court issued an order denying the Roche and Trimeris motion for reconsideration of the order denying transfer. On August 25, 2009, Trimeris and Roche filed a petition for a writ of mandamus with the Fed. Circuit to direct the Court to vacate its order, dated February 3, 2009, denying a transfer of venue to the Eastern District of North Carolina and its order, dated August 3, 2009, denying Roche and Trimeris’ motion for reconsideration; and to transfer this case to the United States District Court for the Eastern District of North Carolina. On September 14, 2009, Novartis filed an opposition to the petition for writ of mandamus with the Fed. Circuit. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking unspecified money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

On October 21, 2009, a purported class action complaint, Robert Haas v. Martin Mattingly, et al. was filed in the United States District Court for the Middle District of North Carolina. This action purports to be on behalf of all public stockholders of the Company and names as defendants the members of the Company’s Board of Directors. The complaint alleges that members of the Company’s Board of Directors violated the Exchange Act and SEC rules by failing to disclose in SEC filings material information regarding the Tender Offer. The relief sought in this complaint is, among other things, an injunction against the Tender Offer and dissemination of a revised Solicitation/Recommendation Statement by the Company. On November 10, 2009, counsel for the plaintiff and the Company executed the MOU, pursuant to which, inter alia, the Company would make additional public disclosures through the filing of an amended Solicitation/Recommendation Statement, and all claims in the action would be dismissed in accordance with the terms of the MOU. The settlement of the action is subject to negotiation of definitive settlement documentation and approval by the United States District Court for the Middle District of North Carolina and is conditioned upon consummation of the Merger.

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

The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 (See Item 1A-“Risk Factors” in the Form 10-K filed by Trimeris on March 13, 2009) have materially changed as follows:

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

If the Arigene Tender Offer and Merger are not successfully completed our stock price could be materially harmed and our ongoing operations could be adversely impacted.

We have entered into the Merger Agreement with Arigene pursuant to which Arigene commenced on October 19, 2009, the Tender Offer for all of the shares of our outstanding common stock. Upon completion of the Tender Offer, and the follow-on Merger contemplated by the Merger Agreement, the Company will become a wholly-owned subsidy of Arigene. Following the announcement on October 2, 2009, that the Company had entered into the Merger Agreement with Arigene our stock price increased, closing that day at $3.53 per share, up approximately 37% over the previous closing price of $2.57 per share.

On November 12, 2009, we announced that we have been informed by counsel for Arigene that, unless the expiration date of the Tender Offer is extended, Arigene and the Purchaser do not expect to have sufficient funds and available financing to purchase all shares of our common stock validly tendered and not withdrawn as of the expiration of the offer at 12:00 midnight New York City time on Monday, November 16. We are evaluating Arigene’s request to extend the Tender Offer period. If the Tender Offer and the Merger are not consummated, the trading price of our common stock could be adversely affected, we will have incurred significant transaction and opportunity costs attempting to consummate the transactions, we may have lost customers and business partners after the announcement of the Merger Agreement, our business may be subject to disruption, the market’s perceptions of our prospects could be adversely affected and our directors and officers will have expended considerable time and effort to consummate the transactions.

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

Trimeris, Inc.
(Registrant)

November 12, 2009	By:	/S/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

November 12, 2009	By:	/S/ ANDREW L. GRAHAM
Andrew L. Graham
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer.