Form 10-K
period 2009-12-31
TRIMERIS INC
filed 2010-03-16
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2009 was approximately $21,239,227 (based on the last sale price of such stock as reported by The NASDAQ Stock Market, LLC, on its NASDAQ Global Market on June 30, 2009).

The number of shares of the registrant’s common stock outstanding as of February 22, 2010 was 22,349,841.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Combined 2009 and 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2009 are incorporated by reference in Part III of this Form 10-K.

TRIMERIS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Overview

We are a biopharmaceutical company incorporated in 1993 and primarily engaged in the commercialization of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first commercial product, FUZEON® (originally known as T-20), and our development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

FUZEON is our first-generation HIV fusion inhibitor, developed in collaboration with F. Hoffmann-La Roche Ltd. (“Roche”). FUZEON has been shown to inhibit HIV viral fusion with host cells by blocking the conformational rearrangement of an HIV protein called gp41. The Food and Drug Administration (the “FDA”) approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The FDA granted accelerated approval for the commercial sale of FUZEON in 2003, and commercial sales of FUZEON began in March that same year. Full approval was granted in October 2004. Roche also filed an application for European marketing approval of FUZEON in September 2002 and was granted marketing approval under exceptional circumstances by the European Agency for the Evaluation of Medicinal Products in May 2003.

Roche is manufacturing FUZEON drug substance in its Boulder, Colorado facility. Roche uses this drug substance to produce FUZEON finished drug product at its manufacturing facility in Basel, Switzerland. FUZEON is distributed and sold by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

Commercial sales of FUZEON began in the United States in March 2003. Roche retained an exclusive license to manufacture and sell FUZEON worldwide. Under our Development and License Agreement (defined below) with Roche, we share profits equally from the sale of FUZEON in the United States and Canada. During 2009, net sales of FUZEON in the United States and Canada decreased 39% to $39.1 million from $64.2 million in 2008. Net sales were $124.3 million in 2007. Net sales outside the United States and Canada decreased 29% to $73.1 million in 2009 from $102.8 million in 2008. Net sales outside the United States and Canada in 2007 were $142.5 million. Unit sales of FUZEON are expressed in kits shipped. A kit represents a one-month supply of FUZEON for a patient. During 2009, Roche sold and shipped approximately 20,000 kits to wholesalers in the United States and Canada compared to 36,000 kits in 2008 and 72,200 kits in 2007. In addition, Trimeris agreed to pay Roche a low single-digit royalty on future net sales of our lead Next Generation Fusion Inhibitor (“NGFI”) candidate, TRI-1144, up to a specified limit.

In late 2007, we shifted our strategic emphasis and announced that we would be reorganizing our corporate structure to maximize cash flows from FUZEON while also advancing TRI-1144 to a value-creating milestone. As a result, during 2009, the Company no longer staffed a research and development function.

On October 2, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arigene Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Arigene”). Under the Merger Agreement Arigene agreed to purchase of all outstanding shares of our common stock at a price per share of $3.60, or an aggregate purchase price of approximately $81 million, via a cash tender offer followed by a merger. We terminated the Merger Agreement effective December 31, 2009, when Arigene, through counsel, informed us that Arigene did not have sufficient funds to consummate the tender offer and subsequent merger pursuant to the Merger Agreement. In connection with granting consent in November, 2009, to an extension of the deadline for consummation of the tender offer, Arigene paid us a $12 million fee, which we will retain, net of taxes and transaction, advisors’ and legal fees incurred in connection with entering into the Merger Agreement.

Following the termination of the Merger Agreement, we are continuing operations as a stand-alone entity and evaluating our strategic alternatives. We intend to meet the following objectives during 2010:

•	Collaborate with Roche to identify and undertake activities that will help maintain the strength of the FUZEON franchise capabilities; and

•	Maximize cash flow to benefit stockholders.

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

Commercial Results

Under our Development and License Agreement with Roche, we share profits with Roche from the sale of FUZEON in the United States and Canada. This amount is reported as collaboration income or loss, as a component of revenue, in the Statements of Operations. Collaboration income (loss) is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross margin is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. Our share of the operating income or loss is reported as collaboration income. For the year ended December 31, 2009, net sales of FUZEON in the United States and Canada totaled approximately $39.1 million compared to $64.2 million in 2008 and $124.3 million in 2007. During the year ended December 31, 2009, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in our share of operating income from the sale of FUZEON in the United States and Canada of $6.8 million compared to $8.0 million in 2008 and $22.7 million in 2007. Unit sales of FUZEON are expressed in kits shipped. A kit represents a one-month supply of FUZEON for a patient. For the year ended December 31, 2009, Roche sold and shipped to wholesalers in the U.S. and Canada approximately 20,000 kits compared to 36,000 kits in 2008 and 72,200 kits in 2007. The number of kits shipped and the resulting sales levels may not remain constant and may increase or decrease in the future.

FUZEON is widely available through retail and specialty pharmacies across the U.S. and Canada. Revenue from FUZEON sales is recognized when Roche ships the drug, and title and risk of loss passes to wholesalers. All sales are recorded by Roche.

Under our Development and License Agreement with Roche, we receive a royalty based on net sales of FUZEON, as recorded by Roche, outside the United States and Canada. For the year ended December 31, 2009, net sales of FUZEON, as recorded by Roche, outside the United States and Canada were $73.1 million compared to $102.8 million in 2008 and $142.5 million in 2007. FUZEON is commercially available in over 55 countries, including all the major countries in Europe.

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

2009 Results and Developments

Given the demonstrated efficacy, durability and safety of FUZEON-based therapies in treatment experienced patients, we, in concert with our partner Roche, have focused much of our promotional efforts on three primary objectives: expanding the adoption and initiation of therapy with FUZEON, enhancing retention of patients on therapy, and ensuring full access for individuals that have been prescribed FUZEON. Following our shifts in strategic focus occurring in 2006 and 2007, Trimeris has taken a lesser role in the day-to-day activities involved in the commercial support of FUZEON in the marketplace than in years prior. Roche has informed us that it is committed to ensuring the continued availability of FUZEON however, in light of FUZEON’s diminished commercial scale and limited role in salvage therapy treatment regimens, Roche will no longer field a sales force marketing FUZEON after June 2010 and Trimeris and Roche have agreed that there will be fewer commercial initiatives directed towards expanding access.

New Market Entrants

In 2007, two new antiretroviral agents received FDA marketing approval (SELZENTRY® and ISENTRESS®) with a third (INTELENCE®) approved in January 2008. Data from clinical trials with these new agents continued to demonstrate the benefits of combining FUZEON in regimens that contain these new, active agents. Nevertheless, the availability of a variety of new active agents for use in treatment-experienced patients has placed significant pressure on FUZEON sales in the U.S. Sales for calendar year 2009, in dollars, were down 39% as compared to calendar year 2008. Each of these new agents is administered orally and has the potential to provide experienced patients with a more convenient treatment regimen than FUZEON, which is administered by subcutaneous injection.

Current and Future FUZEON Clinical Trials

Following our reductions-in-workforce in 2006 and 2007, Roche has taken the primary role in conducting current and future FUZEON clinical trials. The sole clinical trial being conducted by Roche is a post–marketing commitment to the FDA tracking pneumonia in connection with FUZEON use.

There are no further clinical trials with FUZEON planned for initiation in 2010.

Roche Collaboration

In 1999, we entered into a worldwide agreement with Roche to develop and market FUZEON and certain other compounds (the “Development and License Agreement”) and, in 2000, we and Roche entered into a research agreement (the “Research Agreement”) to discover, develop and commercialize certain additional fusion inhibitor peptides. Our agreements with Roche granted them an exclusive, worldwide license for FUZEON and certain other peptide compounds in the field of HIV. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. We agreed to share development expenses and profits for FUZEON and certain other compounds in the United States and Canada equally with Roche. Outside of the United States and Canada, Roche agreed to fund all development costs and pay us royalties on net sales of FUZEON and the other compounds, for a specified term. In 2006, we amended the terms of the Development and License Agreement to, among other things, modify the payments upon achievement of future milestones. The amendment eliminates the concept of a Replacement Compound (as defined in the Development and License Agreement) and, as a result, Roche is responsible for a $5.0 million milestone payment under the Development and License Agreement payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada.

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

The NAJMC reviews the budgets for the direct marketing costs and Roche sales force costs charged to FUZEON and the costs of departments at Roche that devote time to FUZEON-related issues, such as government affairs and reimbursement. The actual costs are reviewed by our personnel and compared to budgeted amounts prior to inclusion in collaboration income (loss). In the event that we are not satisfied after reviewing the actual costs, we will withhold payment until presented with satisfactory documentation or appropriate adjustments to the charges are made.

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

In 2005, we amended the Development and License Agreement (the “Manufacturing Amendment”) with Roche to set forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment addressed several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche became responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche became financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the United States and Canada. In addition, Roche became responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee governs the schedule of converting supply chain materials that are in inventory as of that date into product.

The Manufacturing Amendment outlined certain methodologies for the allocation of standard cost variances between the parties, the sharing of financial data related to FUZEON manufacturing, and the methodology for calculating currency conversions. For further discussion of accounting matters related to the Manufacturing Amendment, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Note 8—“Roche Collaboration” in the “Notes to the Financial Statements.”

In March 2007, we entered into an agreement with Roche that amended the terms of the Research Agreement. Pursuant to this March 2007 agreement, all rights to joint patents and other intellectual property related to next-generation HIV fusion inhibitor peptides covered by the Research Agreement were returned to Trimeris. In exchange, Trimeris agreed to pay Roche a low single-digit royalty on future net sales of our lead NGFI candidate, TRI-1144, up to a specified limit. In addition, Roche agreed to return to Trimeris the rights to all intellectual property that Trimeris originally licensed to Roche under the Development and License Agreement, with the exception that Roche has retained an exclusive license to manufacture and sell FUZEON worldwide.

Prior to the execution of this agreement, Roche and Trimeris shared equally all costs related to the research and development of TRI-1144. Since the agreement’s execution in March 2007, all costs related to TRI-1144 research and development have been borne solely by us and we have the sole right to continue development of TRI-1144. During 2008, we initiated and completed a Phase I clinical trial with this compound. No further studies beyond this Phase I study were conducted in 2009 or are being contemplated at this time.

Research

Prior to our strategic reformulation in late 2007, we conducted research and development activities both internally and with our collaborative partners. Our research efforts focused primarily on treating viral diseases by identifying novel mechanisms for blocking viral entry. We had no research and development expenses in 2009 compared to $4.2 million in 2008 and $11.4 million in 2007. We do not plan to conduct future research and development activities as we completed the TRI-1144 Phase I clinical trial during 2008 and have not staffed a research and development function since the conclusion of this trial in June 2008.

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

TRI-1144

TRI-1144 was developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Also, central to the development program was increased patient convenience via simpler, more patient-friendly administration with a target of less frequent dosing considering even the possibility of once-weekly dosing formulations.

In March 2007, we entered into an agreement with Roche whereby we now have the sole right to continue development of TRI-1144. Prior to the execution of this agreement, we shared equally with Roche all costs related to the research and development of TRI-1144. Since this agreement in March 2007, all costs related to TRI-1144 research and development have been borne solely by us. In 2008, we filed an Investigational New Drug application (“IND”) for TRI-1144, and initiated and completed a single ascending dose (“SAD”) Phase I clinical trial for TRI-1144.

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

Conducted in 24 healthy subjects, study TRI 1144-101 was a placebo-controlled, double-blind, single-dose trial that explored the safety, tolerability and pharmacokinetics of four doses of TRI-1144. A total of 18 subjects received TRI-1144, ranging from 25 mg to 250 mg while six subjects received placebo. Pharmacokinetic analyses showed that the plasma half-life ranged from 13 to 20 hours depending on the dose administered, with a time to maximal exposure ranging from 10 to 13 hours.

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

No trials were conducted with TRI-1144 in 2009 and there are no current plans to conduct future clinical trials for TRI-1144 beyond this Phase I trial. Further development of TRI-1144 beyond this Phase I trial would require entering into a collaboration with another pharmaceutical company.

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

We own or have exclusive licenses to 43 issued United States patents, numerous pending United States patent applications, and certain corresponding foreign patents and patent applications. Most of our United States patents issued to date are currently set to expire between 2012 and 2031.

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

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center (the “NYBC”) under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license, the Company is required to pay the NYBC a royalty in the amount equal to one-half of one percent of Net Sales (as defined in the license agreement) of FUZEON sold by Trimeris, or by a sublicensee, in any calendar year, until such time as $100 million of Net Sales is attained; after which the Company will pay the NYBC a royalty in an amount equal to one-quarter of one percent of Net Sales of FUZEON sold by Trimeris and any sublicensee in any calendar year in any Country (as defined in the license agreement) where the NYBC has a pending, or issued, unexpired and valid claim contained in the licensed patents. The obligation to pay royalties to the NYBC under the Company’s exclusive license to the patents ends on August 22, 2012. We recognized expense of approximately $284,000, $523,000, and $758,000 during 2009, 2008, and 2007, respectively, for royalty payments due to the NYBC related to the sales of FUZEON.

On November 20, 2007, we were informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman-La Roche LTD. (collectively the “Roche Entities”) and us alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was filed in the Eastern District of Texas (Marshal Division).

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, we received formal service of the complaint in this case and on May 29, 2008, we filed with Roche an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, we filed with Roche a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, we filed with Roche a reply in support of our motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, we filed with Roche a renewed motion to transfer. On March 3, 2009, we filed with Roche invalidity contentions with the court. On December 2, 2009, the Federal Circuit for the Court of Appeals granted the Roche-Trimeris petition for a writ of mandamus and ordered that the case be transferred to the Eastern District of North Carolina. The case was ordered transferred to the Eastern District of North Carolina on December 4, 2009. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and us from manufacturing and selling FUZEON.

Competition

We are engaged in a segment of the biopharmaceutical industry, the treatment of HIV, that is intensely competitive and changes rapidly. FUZEON competes, and our developmental stage HIV fusion inhibitor, TRI-1144, would compete, with numerous existing therapies. For example, there are approximately 30 different drugs that are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a significant number of drugs are currently under development and will become available in the future for the treatment of HIV.

FUZEON is delivered via twice daily subcutaneous injections, each delivering 90 mg of FUZEON. The other approved anti-HIV drugs are delivered orally at various dosing intervals. We believe that this delivery method is one factor that may limit FUZEON’s adoption as compared to other competing drugs. In addition, the wholesale acquisition cost of FUZEON is approximately $29,730 for one year of therapy. This price is significantly higher than any of the other approved anti-HIV drugs. FUZEON’s price relative to other approved anti-HIV drugs may also limit patient demand.

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

The FDA, the FDA’s European counterpart, the EMEA, and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to providing approval to market a product. If, after receiving clearance from regulatory agencies, a material change is made in manufacturing equipment, location or process, additional regulatory review and approval may be required. Roche and the Company also must adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA, the EMEA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, it is determined that the equipment, facilities, or processes used in the manufacture of FUZEON do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. Companies must comply with all applicable FDA requirements. If they do not, they are subject to the full range of civil and criminal penalties available to the FDA.

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

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently FUZEON is covered by Medicaid in all 50 states. In addition, all 50 of the state AIDS Drug Assistance Programs (“ADAPs”) and a majority of private insurers provide some amount of access to FUZEON. However, there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that can receive reimbursement for FUZEON under their plans, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs. Outside the United States, Roche has negotiated for reimbursement in most of the major markets. Roche has informed us that it is committed to ensuring the continued availability of FUZEON; however, in light of FUZEON’s diminished commercial scale and limited role in salvage therapy treatment regimens, Roche will no longer field a sales force marketing FUZEON after June 2010. Trimeris and Roche have agreed that there will be fewer commercial initiatives directed towards expanding access.

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

Human Resources

As of March 16, 2010, we have 4 full-time employees, none of whom are technical scientific staff. None of our employees are covered by collective bargaining arrangements and management considers relations with our employees to be good.

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

We derive substantially all our income from the sales of FUZEON. If we are unable to sustain sales above a critical threshold, our business will suffer and may become unprofitable.

FUZEON competes with numerous existing therapies for the treatment of HIV. Beginning in 2007, we have observed a continuous decline in sales of FUZEON that has continued through year-end 2009. We cannot predict when the trend of decreasing sales will end and if, or when, sales levels will stabilize.

FUZEON sales are currently our only significant source of revenue. In addition to the observed declines in revenue, we may see decreases in profitability associated with decreasing economies-of-scale related to production, distribution and marketing of the product. If Roche and Trimeris cannot maintain the same levels of profitability for FUZEON our business could be materially harmed.

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

FUZEON is delivered via a twice daily dosing by injection under the skin. All of the other currently approved drug treatments for HIV are delivered orally. Patients and physicians may not readily accept daily injections of an anti-HIV drug treatment, which would limit such a drug’s acceptance in the market and therefore its delivery method may limit the use of FUZEON compared to other competing drugs. Moreover, because peptides are expensive to manufacture, the price of FUZEON is higher than the prices of currently approved anti-HIV drug treatments. The wholesale acquisition cost, or WAC, of one year’s supply of FUZEON in the United States is approximately $29,730. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of FUZEON in combination with other anti-HIV drugs, and is more restrictive than the indication for other approved anti-HIV drugs. Physicians may not readily prescribe FUZEON due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

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

In November 2007, we were informed that we, along with Roche, had been named as a defendant in a patent infringement suit by Novartis related to the manufacture and sale of FUZEON (see Item 3, “Legal Proceedings”). In connection with its suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and us from manufacturing and selling FUZEON. The sale of FUZEON is currently our only source of revenue.

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

HIV is likely to develop resistance to FUZEON and our drug candidate TRI-1144, which could adversely affect demand for FUZEON or our drug candidate TRI-1144 and harm our competitive position.

HIV is prone to genetic mutations that can produce viral strains resistant to particular drug treatments. HIV has developed resistance, in varying degrees, to each of the currently approved anti-HIV drug treatments, including FUZEON. As a result, combination therapy, or the prescribed use of three or more anti-HIV drugs, has become the preferred method of treatment for HIV-infected patients, because in combination these drugs may prove effective against strains of HIV that have become resistant to one or more drugs in the combination. In the clinical trials we have conducted to date, HIV has demonstrated the ability to develop resistance to FUZEON, as it has with respect to all other currently-marketed anti-HIV drugs. If HIV, in a wide patient population, in a short time period, develops resistance to FUZEON or our other drug candidate when used in combination therapy, it would adversely affect demand for FUZEON or our possible drug candidate TRI-1144 and harm our competitive position.

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

In order to move forward with the development and commercialization of TRI-1144 we would need to partner with a company that has the requisite expertise and capabilities related to the development, manufacturing, sale, marketing and distribution of drugs.

We currently have insufficient internal resources to support and implement worldwide development, sales, marketing and distribution of pharmaceuticals. Following a successful Phase I clinical trial for TRI-1144, should we decide to move forward with the development and commercialization of TRI-1144, we may not be able to establish cost-effective development, sales, marketing or distribution capabilities or make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This could have a material adverse effect on our business, financial condition, results of operations and the market price of our stock. We currently do not have any plans to develop and commercialize TRI-1144 beyond the Phase I single ascending dose trial completed in 2008.

If we cannot maintain arrangements with third parties for the manufacturing of FUZEON we will not remain profitable.

We do not have any manufacturing experience, nor do we have any manufacturing facilities. We and Roche have selected Roche’s facility in Boulder, Colorado to manufacture commercial quantities of the bulk drug substance of FUZEON. We and Roche have selected one of Roche’s manufacturing facilities to produce the finished drug product from such bulk drug substance through a process involving lyophilization, or freeze-drying. The manufacture of pharmaceutical products requires significant expertise and capital investment. Moreover, under our agreement with Roche, we are required to reimburse a portion of the expenses incurred by Roche in connection with its manufacture of FUZEON. Third-party manufacturers of pharmaceutical products often encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, shortage of qualified personnel, compliance with FDA regulations, production costs, and development of advanced manufacturing techniques and process controls. Our third-party manufacturers, including Roche, may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce and market FUZEON. The number of third-party manufacturers with the expertise and facilities to manufacture bulk drug substance of FUZEON on a commercial scale is extremely limited. In addition, only a limited number of third party manufacturers have the capability to produce a finished drug product on a commercial scale through a process involving lyophilization.

Roche’s facility in Boulder, Colorado is the only facility manufacturing FUZEON bulk drug substance. In the event the intended manufacturing plan generates insufficient supplies of FUZEON, or the Boulder facility ceases operation for any reason, we do not have an alternate manufacturing plan in place at this time and it would take a significant amount of time to arrange for alternative manufacturers. We do not have insurance to cover any shortages or other problems in the manufacturing of FUZEON. If our third-party manufacturers, including Roche, fail to deliver the required commercial quantities of bulk drug substance or finished drug product on a timely basis and at commercially reasonable prices, and we fail to promptly find one or more replacement manufacturers or develop our own manufacturing capabilities at a substantially equivalent cost and on a timely basis, our ability to deliver FUZEON could be materially and adversely affected. Dependence upon third parties for the manufacture of FUZEON would harm our ability to deliver products on a timely and competitive basis.

If Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize FUZEON.

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

In addition, if we change the source or location of supply or modify the manufacturing process with respect to FUZEON, regulatory authorities will require us to demonstrate that the product produced by the new source or location or from the modified process is equivalent to the product used in any clinical trials we have conducted. If we are unable to demonstrate this equivalence, we will be unable to manufacture products from the new source or location of supply or use the modified process. As a result, we may incur substantial expenses in order to ensure equivalence, and our ability to generate revenues may be harmed.

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

The intellectual property of our competitors or other third parties may materially harm our business or prevent us from developing or commercializing our drug candidate TRI-1144.

Other companies, universities and research institutions conduct research and development efforts in market segments, including viral fusion inhibition and the treatment of HIV infection, where we and our collaborators focus research and development activities. In addition to the recent suit by Novartis (see above), we cannot assure you that other third parties will not assert patent infringement or other intellectual property claims against us or our collaborators with respect to technologies used in FUZEON or our drug candidate TRI-1144. Any additional claims that might be brought against us relating to infringement of third party patents may cause us to incur additional significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our drug development efforts our other business operations. As a result of a patent infringement suit brought against us, we may have to cease or delay development activities, unless that party is willing to grant us rights to use its intellectual property. Thus we may have to obtain licenses from other parties before we could continue using, manufacturing, marketing or selling our potential drugs. Those licenses may not be available on commercially acceptable terms, if at all. If we do not obtain required licenses, we may not be able to market our potential drugs at all or we may encounter significant delays in drug development while we redesign potentially infringing drugs or methods.

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

The wholesale acquisition cost of a one year supply of FUZEON in the United States is approximately $29,730. A high drug price could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

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

If the testing or use of FUZEON or our drug candidate—TRI-1144 harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

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

If we are unable to maintain the standards for maintaining internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, our stock price could be materially harmed.

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

We have entered into a collaboration for the development and commercialization of certain therapeutic peptides for the treatment of HIV with Roche. Through this collaboration, the companies have successfully developed and brought to market the first viral fusion inhibitor for the treatment of HIV, FUZEON. Under our Development and License Agreement, Roche has significant control over the sale and distribution of FUZEON to wholesalers. Roche sets the price of FUZEON to wholesalers, along with any rebates and incentives, and the terms of any returns. Roche records all sales of FUZEON.

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

Our charter requires that we indemnify our directors and officers to the fullest extent permitted by Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement of an action, suit or proceeding brought against any of them by reason of the fact that he or she is or was a director or officer of Trimeris. In addition, expenses incurred by a director or officer in defending any such action, suit or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and executive officers. In furtherance of these obligations, we maintain directors’ and officers’ insurance in the amount of $20 million. Our policies expire in March of 2011. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of our insurance coverage may be decreased.

The NASDAQ Global Market may delist our securities because we did not hold an annual stockholders’ meeting in 2009, which could adversely affect the trading market for our securities.

On January 5, 2010, we received a letter from the NASDAQ Listing Qualifications Department stating that our common stock is subject to delisting because we failed to hold a required annual stockholders’ meeting by December 31, 2009, the end of our fiscal year (the “Notification Letter”). The Notification Letter stated that unless we requested an appeal of this determination, trading of our common stock would be suspended at the opening of business on January 14, 2010, and a Form 25-NSE would be filed with the Securities and Exchange Commission. Accordingly, we requested a hearing with the NASDAQ Listing Qualifications Panel (the “Panel”) to review the determination contained in the Notification Letter, which stayed the suspension of the our common stock and the filing of the Form 25-NSE pending the Panel’s decision. Company representatives met with the Panel on February 18, 2010 to request an extension of time to meet the NASDAQ listing requirements and propose a plan of action to regain compliance. The Panel informed us in a written determination dated March 12, 2010 that the Panel has determined to grant our request to remain listed on the Nasdaq Stock Market subject to the condition that we hold our annual stockholders’ meeting on or before April 30, 2010. If we are unable to comply with this deadline, the Panel may issue a final delisting determination and suspend trading of our shares on the second business day after the date of the delisting determination. If our common stock is delisted by NASDAQ, the trading market for our common stock would likely be adversely affected.

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

Novartis Patent Lawsuit

On November 20, 2007, we were informed that Novartis had filed suit against the Roche Entities and us alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was filed in the Eastern District of Texas (Marshal Division).

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, we received formal service of the complaint in this case and on May 29, 2008, we filed with Roche an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, we filed with Roche a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss us pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, we filed with Roche a reply in support of our motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, we filed with Roche a renewed motion to transfer. On March 3, 2009, we filed with Roche invalidity contentions with the court. On December 2, 2009, the Federal Circuit for the Court of Appeals granted the Roche-Trimeris petition for a writ of mandamus and ordered that the case be transferred to the Eastern District of North Carolina. The case was ordered transferred to the Eastern District of North Carolina on December 4, 2009. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and us from manufacturing and selling FUZEON.

Dismissed Shareholder Action Related to Arigene Transaction

On October 2, 2009, we entered into the Merger Agreement with Arigene. Under the Merger Agreement, Arigene agreed to purchase of all outstanding shares of our common stock at a price per share of $3.60, or an aggregate purchase price of approximately $81 million, via a cash tender offer followed by a merger (the “Offer”). On October 21, 2009, a purported class action lawsuit, Robert Haas v. Martin Mattingly, et. al., was filed in the United States District Court for the Middle District of North Carolina (the “Court”). This action was purported to be on behalf of all public stockholders of the Company and named as defendants the members of the Company’s Board of Directors. The complaint alleged that members of the Board violated the Exchange Act and SEC rules by failing to disclose in SEC filings material information regarding the Offer. The relief sought in the complaint was, among other things, an injunction against the Offer and dissemination of a revised Solicitation/Recommendation Statement.

On November 10, 2009, counsel for the plaintiff and the Company executed a Memorandum of Understanding (the MOU”) pursuant to which, inter alia, the Company would make additional public disclosures and all claims in the action would be dismissed in accordance with the terms of the MOU. The settlement was subject to negotiation of definitive settlement documentation, approval of the Court and was conditioned upon consummation of the Merger. Following termination of the Merger Agreement between Arigene and Trimeris on December 31, 2009, plaintiff’s counsel filed a notice of dismissal with the Court on February 3, 2010 and the case was subsequently dismissed.

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Market (formerly known as the Nasdaq National Market System) under the NASDAQ symbol “TRMS” since our initial public offering in 1997.

On January 5, 2010, we received the Notification Letter from the NASDAQ Listing Qualifications Department stating that our common stock is subject to delisting because we failed to hold a required annual stockholders’ meeting by December 31, 2009, the end of our fiscal year. The Notification Letter stated that unless we requested an appeal of this determination, trading of our common stock would be suspended at the opening of business on January 14, 2010, and a Form 25-NSE would be filed with the Securities and Exchange Commission. Accordingly, we requested a hearing with the Panel to review the determination contained in the Notification Letter, which stayed the suspension of our common stock and the filing of the Form 25-NSE pending the Panel’s decision. Company representatives met with the Panel on February 18, 2010 to request an extension of time to meet the NASDAQ listing requirements and propose a plan of action to regain compliance. The Panel informed us in a written determination dated March 12, 2010 that the Panel has determined to grant our request to remain listed on the Nasdaq Stock Market subject to the condition that we hold our annual stockholders’ meeting on or before April 30, 2010. If we are unable to comply with this deadline, the Panel may issue a final delisting determination and suspend trading of our shares on the second business day after the date of the delisting determination.

During 2008, we paid approximately $55.5 million in special dividends to our stockholders. As of March 2, 2010, we had 94 stockholders of record. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the NASDAQ Global Market.

	Year ended December 31,
	2009		2008
	High	Low	High	Low
1st Quarter	$1.75	$0.86	$7.29	$5.58
2nd Quarter	$2.24	$1.75	$7.64	$4.55
3rd Quarter	$2.80	$1.93	$5.81	$3.12
4th Quarter	$3.60	$2.57	$3.81	$1.34

On May 8, 2008, the Company’s Board of Directors declared a special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. On December 9, 2008, the Company’s Board of Directors declared a second special cash dividend of $1.00 per share of common stock to stockholders of record on December 19, 2008. The aggregate dividend payments totaled approximately $55.5 million and were based on the number of shares of common stock outstanding.

Prior to 2008, we had not declared or paid any dividends since inception. Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations, general business conditions and any other factors our Board of Directors deems relevant.

Issuer Repurchases of Equity Securities

None.

During 2008, the Company’s Board of Directors authorized a share repurchase program to purchase up to $17 million of shares in connection with an overall $50 million return of capital to Trimeris shareholders. We did not repurchase any equity securities of the Company during the year and quarter ended December 31, 2009. The authorization for the share repurchase program has since expired.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2009, information about our equity compensation plans that have been approved by our stockholders, including the number of shares of our common stock exercisable under all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	2,350,348	(1)	$17.47	(1)	267,000	(2)
Equity Compensation Plans Not Approved by Stockholders	N/A		N/A		N/A

(1)	This amount includes the following awards granted pursuant to the Amended and Restated Stock Incentive Plan:
•	2, 320,348 shares issuable upon the exercise of outstanding stock options.
•

30,000 restricted stock shares. Since these restricted stock awards are freely transferable upon vesting and have no exercise price, they are not included in the weighted average exercise price calculation in column (b).

(2)	This amount includes 21,000 options remaining available as of December 31, 2009 for grant under the Trimeris, Inc. 2007 Stock Incentive Plan, and 246,000 shares issuable under the Trimeris, Inc. 2007 Employee Stock Purchase Plan.

Stock Performance Graph

The graph above assumes dividend reinvestment for Trimeris. We declared and paid $2.50 per share in special cash dividends during 2008 ($1.50 per share in May 2008 and $1.00 per share in December 2008.)

The table compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2009 with cumulative total return on the NASDAQ stock market and the NASDAQ Pharmaceuticals index. The comparison assumes $100 was invested on December 31, 2004 in our common stock and in each of such indices and assumes reinvestment of any dividends.

CUMULATIVE TOTAL RETURN

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
TRIMERIS, INC.	$100	$81.09	$89.70	$49.26	$27.10	$18.49
NASDAQ STOCK MARKET—US	$100	$102.13	$112.19	$121.68	$58.64	$84.28
NASDAQ PHARMACEUTICALS	$100	$158.26	$154.91	$162.92	$151.58	$170.33

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data below is taken from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K, or from audited financial statements not included in this Annual Report on Form 10-K. Please read the financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” while reading this selected financial data.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Revenue:
Milestone revenue	$265	$265	$9,435	$3,430	$1,722
Royalty revenue	8,072	11,354	15,727	11,812	8,784
Collaboration income	6,843	8,028	22,708	19,161	4,146

Total revenue and collaboration income	15,180	19,647	47,870	34,403	14,652

Operating (income) expenses:
Research and development expense	—	4,152	11,368	15,756	13,867
General and administrative expense	5,516	7,712	11,100	12,453	9,436
(Gain)/loss on sale of equipment	(23)	461	(24)	(7)	9
Reverse termination fee, net	(8,650)	—	—	—	—

Total operating (income) expenses	(3,157)	12,325	22,444	28,202	23,312
Operating income (loss)	18,337	7,322	25,426	6,201	(8,660)

Other income (expense):
Interest income	366	2,063	3,010	1,987	1,300
Interest expense	(257)	(348)	(635)	(781)	(746)
Gain/(Loss) on investments	298	(1,347)	—	—	—

Total other income	407	368	2,375	1,206	554

Income (loss) before taxes and cumulative effect of change in accounting principle	18,744	7,690	27,801	7,407	(8,106)
Income tax (benefit) provision	6,448	(319)	376	275	—

Income (loss) before cumulative effect of change in accounting principle	12,296	8,009	27,425	7,132	(8,106)
Cumulative effect of change in accounting principle	—	—	—	252	—

Net income (loss)	$12,296	$8,009	$27,425	$7,384	$(8,106)

Basic and diluted income (loss) per share before cumulative effect of accounting change	$0.55	$0.36	$1.24	$0.33	$(0.37)
Accounting change	—	—	—	0.01	—

Basic and diluted net income (loss) per share	$0.55	$0.36	$1.24	$0.34	$(0.37)

Weighted average shares used in basic per share computations	22,303	22,182	22,065	21,895	21,736

Weighted average shares used in dilutive per share computations	22,303	22,271	22,085	22,005	21,736

On January 1, 2009, we adopted Financial Accounting Standards Board Emerging Issues Task Force Issue Number 07-01 “Accounting for Collaborative Arrangements,” which falls under the guidance of Accounting Standards Codification Topic 808, “Collaborative Arrangements” (“ASC 808”). As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. As a result, the Company reclassified $966,000 and $1.5 million from research and development expenses to collaboration income for the years ended December 31, 2008 and 2007, respectively.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$48,440	$31,577	$69,592	$48,639	$36,889
Working capital	45,205	28,543	74,365	53,573	40,733
Total assets	60,258	44,212	94,121	74,903	60,142
Accumulated deficit	(323,356)	(335,652)	(343,661)	(371,086)	(378,470)
Total stockholders’ equity	34,532	21,022	67,322	37,772	24,373

Selected Quarterly Financial Data

(in thousands, except per share data)

(unaudited)

	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Statements of Operations Data:
Revenue:
Milestone revenue	$66	$66	$67	$66
Royalty revenue	1,969	2,141	2,141	1,821
Collaboration income	2,442	1,411	1,702	1,288

Total revenue and collaboration income	4,477	3,618	3,910	3,175

Operating expenses (income):
General and administrative	1,457	1,679	1,669	711
Gain on disposal of equipment	(23)	—	—	—
Reverse termination fee, net	—	—	—	(8,650)

Total operating expenses (income)	1,434	1,679	1,669	(7,939)

Operating income	3,043	1,939	2,241	11,114

Other income (expense):
Interest income	164	115	59	28
Gain on investments	34	23	241	—
Interest expense	(64)	(64)	(64)	(65)

Total other income (expense)	134	74	236	(37)

Income before taxes	3,177	2,013	2,477	11,077
Income tax provision	1,044	735	833	3,836

Net income	$2,133	$1,278	$1,644	$7,241

Basic and diluted net income per share	$0.10	$0.06	$0.07	$0.32
Weighted average shares used in basic per share computations	22,249	22,320	22,320	22,320

Weighted average shares used in diluted per share computations	22,249	22,320	22,320	22,335

On January 1, 2009, we adopted ASC 808. As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. As a result, the Company reclassified $966,000 and $1.5 million from research and development expenses to collaboration income for the years ended December 31, 2008 and 2007, respectively.

Selected Quarterly Financial Data

(in thousands, except per share data)

(unaudited)

	Q1 2008	Q2 2008	Q3 2008	Q4 2008
Statements of Operations Data:
Revenue:
Milestone revenue	$66	$66	$67	$66
Royalty revenue	2,840	2,450	3,373	2,691
Collaboration income	2,392	2,006	1,756	1,874

Total revenue and collaboration income	5,298	4,522	5,196	4,631

Operating expenses:
Research and development	1,429	1,127	367	1,229
General and administrative	1,692	2,567	1,519	1,934
(Gain)/loss on disposal of equipment	(418)	924	(10)	(35)

Total operating expenses	2,703	4,618	1,876	3,128

Operating income (loss)	2,595	(96)	3,320	1,503

Other income (expense):
Interest income	822	537	397	307
(Loss)/gain on investments	(738)	50	(15)	(644)
Interest expense	(94)	(95)	(96)	(63)

Total other (expense) income	(10)	492	286	(400)

Income before taxes	2,585	396	3,606	1,103
Income tax provision (benefit)	257	(194)	47	(429)

Net income	$2,328	$590	$3,559	$1,532

Basic net income per share	$0.11	$0.03	$0.16	$0.07
Diluted net income per share	$0.10	$0.03	$0.16	$0.07
Weighted average shares used in basic per share computations	22,167	22,186	22,186	22,186

Weighted average shares used in diluted per share computations	22,252	22,271	22,271	22,271

On January 1, 2009, we adopted ASC 808. As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. As a result, the Company reclassified $966,000 and $1.5 million from research and development expenses to collaboration income for the years ended December 31, 2008 and 2007, respectively.

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

Overview of 2009

Despite declining FUZEON sales, the Company maintained positive cash flow from operations. This result was primarily driven by world wide sales of FUZEON and lower operating expenses due to termination of our research and development activities. During the year, several notable events occurred:

Competition—FUZEON sales have been significantly impacted by the market introduction of three new oral HIV agents in late 2007 and early 2008. As these new orally available agents achieved more widespread use, we saw a significant drop in FUZEON sales. Net sales of FUZEON for 2009 were $112.2 million, down 33 percent from $167.0 million in 2008. Net sales of FUZEON in the U.S. and Canada for 2009 were $39.1 million, down 39 percent from $64.2 million in 2008. Net sales of FUZEON outside the U.S. and Canada for 2009 were $73.1 million, down 29 percent from $102.8 million in 2008.

Strategic Alternatives—On October 2, 2009, we entered into the Merger Agreement with Arigene. Under the Merger Agreement, Arigene agreed to purchase of all outstanding shares of our common stock at a price per share of $3.60, or an aggregate purchase price of approximately $81 million, via a cash tender offer followed by a merger. We terminated the Merger Agreement effective December 31, 2009, when Arigene, through counsel, informed us that Arigene did not have sufficient funds to consummate the tender offer and subsequent merger pursuant to the Merger Agreement. In connection with granting consent in November, 2009, to an extension of the deadline for consummation of the tender offer, Arigene paid us a $12 million reverse termination fee, which we will retain net of taxes and transaction, advisors’ and legal fees incurred in connection with entering into the Merger Agreement.

Cost of Goods Sold—In 2008, we exercised our rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. These negotiations continued during 2009 and are still ongoing.

Outlook for 2010

We will continue to execute the strategic plan implemented during 2008. Our main focus during 2010 will be on managing profitability, as we expect that FUZEON sales will continue to see pressure. For 2010, our focus will primarily be on the following areas:

•	Strategic Alternatives—We will continue to evaluate strategic alternatives to enhance stockholder value.

•	Profitability—We will focus our efforts on maintaining profitability based on FUZEON sales.

•

Cost of Goods Sold—In 2008 we exercised our rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. The negotiations were ongoing throughout 2009 and continue today. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are ongoing, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease in future periods.

•

Competition—We believe that weekly prescription trends for FUZEON will moderately decline in 2010 as compared to 2009. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens.

•

FUZEON Sales and Marketing—We believe that our selling and marketing expense in 2010 will be lower than 2009, as we expect that Roche will no longer field a sales force marketing FUZEON after June 2010.

•	Novartis Litigation—We, along with our partner Roche, are working with outside counsel to come to the most expedient and satisfactory resolution of the patent infringement suit brought by Novartis.

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

Collaboration Income and Loss

Currently, our only significant source of revenue is from the sale of FUZEON. Gross profit and royalty revenue from the sale of FUZEON exceeded the selling, marketing and other charges for the years ended December 31, 2009, 2008 and 2007, resulting in positive cash flow from the Development and License Agreement.

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

Accrued Marketing Costs

For the years ended December 31, 2009, 2008 and 2007, Trimeris has recorded its share of selling and marketing expenses in accordance with terms and conditions of agreements we executed with Roche.

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, the Company revised its estimate of the date that payments will begin from 2017 to 2022. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company is increasing the liability over time to the expected payment amount. The total liability of $18.5 million and $18.3 million at December 31, 2009 and 2008, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs. With respect to both 2009 and 2008, there are no accrued marketing costs.

Manufacturing Amendment

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, setting forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The

Manufacturing Amendment amends and supplements the terms of the Development and License Agreement and addresses several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche is responsible for all decisions regarding FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche is therefore financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the U.S. and Canada. In addition, Roche is responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee determines the schedule for converting supply chain materials that are in inventory as of that date into product.

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

Advanced Payment—Roche

Under the Manufacturing Amendment, the Company has paid Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period. As a result, Roche no longer includes the depreciation related to the manufacturing facility in cost of goods sold.

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is to be reviewed on an annual basis. Following such review, the Company’s contribution will be adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2008 review, the Company expected to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. As of December 31, 2009, the Company has paid the total $12.1 million contribution and no further capital improvement payments are expected to become due.

These payments, net of the portion allocated to cost of goods sold, were recorded as an asset presented as “Advanced payment—Roche.” This asset is amortized based on an estimate of the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming sales of FUZEON continue, the Company estimates that this asset has a remaining useful life of approximately 12 years. The carrying value of this asset will be evaluated for impairment if an event occurs that triggers an impairment review.

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. The Company’s share of this credit was approximately $1.9 million for the year ended December 31, 2009. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment—Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

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

In March 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the candidate, TRI-1144, reverted to the Company. As a result of this agreement, the Company accelerated revenue recognition for those milestones being amortized over the length of the research and development period of the NGFI peptides because the period of our joint development has ended. The acceleration of these milestones resulted in $8.7 million of additional milestone revenue during the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$17,535	$17,045	$21,592
Net cash provided by (used in) investing activities	15,496	20,110	(19,115)
Net cash (used in) provided by financing activities	—	(55,468)	173

Net increase (decrease) in cash and cash equivalents	33,031	(18,313)	2,650
Cash and cash equivalents, beginning of period	14,389	32,702	30,052

Cash and cash equivalents, end of period	$47,420	$14,389	$32,702

Operating Activities:    Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments received from Roche under our Development and License Agreement with Roche.

In 2009, the cash provided by operating activities primarily resulted from worldwide sales of FUZEON and a $12.0 million reverse termination fee paid to the Company in connection with the previously announced termination of its merger agreement with Arigene. This is offset, in part, by cash used for marketing costs for the commercialization of FUZEON, and expenses related to operating a public company. In 2008 and 2007, the cash provided by operating activities primarily resulted from worldwide sales of FUZEON offset, in part, by cash used to fund research and development relating to FUZEON, and other product candidates, primarily TRI-1144, marketing costs for the commercialization of FUZEON, and expenses related to operating a public company. In 2010, cash used in operating activities will depend on several factors primarily the sales, cost of sales and marketing expenses related to the sale of FUZEON (profitability of the collaboration with Roche), expenses related to the patent infringement suit brought by Novartis, and expenses related to operating a public company.

Investing Activities:    In 2009, cash provided by investing activities was primarily due to net maturities of investment securities available-for-sale of $15.4 million offset, in part, by patent costs of $855,000. In 2010, cash provided by investing activities will depend primarily on the net maturities of investments. We expect spending on patent costs in 2010 to approximate the spending in 2009. We do not expect to purchase any property, furniture and equipment in 2010.

In 2008, cash provided by investing activities was primarily due to net maturities of investment securities available-for-sale of $19.7 million and the proceeds from the sale of equipment of $1.0 million offset, in part, by patent costs of $668,000.

In 2007, cash used by investing activities was primarily due to the reclassification of the investment of approximately $16.2 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The Company, therefore, reclassified this investment to short-term investments from cash equivalents, based on information provided by the Fund manager. During the third quarter of 2009, the Company’s investment in this fund was liquidated and as a result, a gain of $241,000 was recorded related to this investment. At December 31, 2008, the Fund’s NAV was $0.8266 per share and the Company’s investment was $3.4 million. At December 31, 2007, the Fund’s NAV was $0.9874 per share. Cash used by investing activities also resulted from net purchases of investment securities available-for-sale of $2.3 million, purchases of property, furniture and equipment of $264,000 and patent costs of $384,000.

Financing Activities:    In 2009, no cash was used in financing activities. In 2008, cash used in financing activities was due to the payment of approximately $55.5 million in special dividends. In 2007, the cash provided by financing activities was due to the exercise of employee stock options and purchases of our stock under the employee stock purchase plan.

Total Cash, Cash Equivalents and Investment Securities Available-For-Sale:    As of December 31, 2009, we had $48.4 million in cash and cash equivalents and investment securities available-for-sale, compared to $31.6 million as of December 31, 2008. The increase is primarily a result of payments we received from Roche, during 2009, for our share of the profitability of the collaboration and the reverse termination fee that we received from Arigene.

Future Capital Requirements:    We have expended, and expect to continue to expend in the future, substantial funds in the following areas:

•	expenditures for marketing activities related to FUZEON; and

•	legal costs to defend the patent infringement suit brought by Novartis.

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

Contractual Obligations:    The following table summarizes our material contractual commitments at December 31, 2009.

Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Other long-term liabilities reflected on the Balance Sheet*	—	—	—	—	—	22,204	22,204

	$—	$—	$—	$—	$—	$22,204	$22,204

*	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. Based on certain terms of the Development and License Agreement, our share of these additional expenses incurred by Roche during 2004 will likely be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, we revised our estimate of the date that payments will begin from 2017 to 2022.

During the year ended December 31, 2004, we reached the $11.2 million limitation for the year. We recorded a liability of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk-free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. During the year ended December 31, 2009, we increased this liability by $257,000. The total liability of $18.5 million at December 31, 2009, is reflected on our balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

New York Blood Center—In addition, under its license agreement with the NYBC, the Company makes payments based on a contracted term.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2009, 2008 and 2007

Revenues

The table below presents our revenue sources for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,			2009 to 2008 Increase (Decrease)	2008 to 2007 Increase (Decrease)
	2009	2008	2007
	(in thousands)
Milestone revenue	$265	$265	$9,435	$—	$(9,170)
Royalty revenue	8,072	11,354	15,727	(3,282)	(4,373)
Collaboration income	6,843	8,028	22,708	(1,185)	(14,680)

Total revenue and collaboration income	$15,180	$19,647	47,870	$(4,467)	$(28,223)

On January 1, 2009, we adopted ASC 808. As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. As a result, the Company reclassified $966,000 and $1.5 million from research and development expenses to collaboration income for the years ended December 31, 2008 and 2007, respectively.

Milestone revenue:    Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of December 31, 2009. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

	Milestone Total	Date Achieved	Total Revenue Recognized Through December 31, 2009	Revenue Recognized for year ended December 31, 2009	End of Recognition Period
	(in thousands)
	$2,500	June 2003	$1,520	$199	November 2014
	750	June 2004	426	66	November 2014

Total	$3,250		$1,946	$265

In 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development ended.

Royalty revenue:    Royalty revenue represents the royalty payment earned from Roche based on total net sales of FUZEON outside the United States and Canada. Sales of FUZEON outside the United States and Canada began in June 2003. In accordance with our agreement with Roche, our royalty rate is 12%. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company received a 12% royalty.

Total royalty revenue decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of impact of competitive entrants. We expect royalty revenue in 2010 to be lower than that of 2009.

Total royalty revenue also decreased for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a result of the introduction of competitive entrants.

The table below presents net sales outside the United States and Canada for the years ended December 31, 2009, 2008 and 2007. FUZEON was launched in June 2003 in the European Union.

	Years ended December 31,			2009 to 2008 Increase (Decrease)	2008 to 2007 Increase (Decrease)
	2009	2008	2007
	(in thousands)
Total net sales outside the United States and Canada (as recorded by Roche)	$73,118	$102,840	$142,450	$(29,722)	$(39,610)

Collaboration Income:    The table below presents our collaboration income for the United States and Canada for the years ended December 31, 2009, 2008 and 2007. Collaboration income is reported on our statements of operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada. FUZEON was launched in March 2003.

	Years Ended December 31,			2009 to 2008 Increase (Decrease)	2008 to 2007 Increase (Decrease)
	2009	2008	2007
	(in thousands)
Gross Fuzeon sales by Roche	$49,810	$80,066	$147,454	(30,256)	$(67,388)
Sales adjustments	(10,702)	(15,911)	(23,108)	5,209	7,197
Sales adjustments as a % of Gross Sales	21%	20%	16%

Net sales	39,108	64,155	124,346	(25,047)	(60,191)
Cost of goods sold	(13,897)	(24,230)	(45,486)	10,333	21,256
Cost of goods sold credit	2,162	—	10,940	2,162	(10,940.0)

Total cost of goods sold	(11,735)	(24,230)	(34,546)	12,495	10,316
Cost of goods sold as a % of Net Sales	36%	38%	28%

Gross profit	27,373	39,925	89,800	(12,552)	(49,875)
Gross profit as a % of Net Sales	70%	62%	72%
Selling and marketing expenses	(11,135)	(19,928)	(35,075)	8,793	15,147
Roche development expenses	(1,284)	(966)	(1,515)	(318)	549
Other costs	(2,422)	(3,004)	(3,248)	582	244

Total shared profit and loss	12,532	16,027	49,962	(3,495)	(33,935)
Trimeris share *	7,127	8,551	23,466	(1,424)	(14,915)
Costs exclusive to Trimeris, Inc.	(284)	(523)	(758)	239	235

Collaboration income	$6,843	$8,028	$22,708	(1,185)	$(14,680)

*	Our contribution to selling and marketing expenses was limited in 2009 and 2008. As a result, our share and Roche’s share of the collaboration income were not equal in 2009 or 2008. In 2007, we entered into a letter agreement with Roche related to the sharing of sales and marketing expenses of FUZEON on a 50/50 basis for 2007.

Gross FUZEON sales by Roche:    Gross FUZEON sales are recorded by Roche. Revenue from product sales is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits sold and shipped to wholesalers in the U.S. and Canada during 2009, 2008 and 2007.

Kits Shipped	2009	2008	2007
Q1	5,000	9,600	17,900
Q2	4,800	9,000	19,200
Q3	5,500	7,900	17,600
Q4	4,700	9,500	17,500

Total	20,000	36,000	72,200

FUZEON sales have been significantly impacted by the market introduction of three new oral HIV agents. As these new orally available agents achieved more widespread use, we saw a significant drop in FUZEON sales. It is our view that the long-term effect of novel drug regimens based on new market entrants will be influenced by the clinical success or failure of non-FUZEON containing treatment regimens prescribed for treatment-experienced patients.

Sales adjustments:    Sales adjustments are recorded by Roche based on its experience with selling FUZEON. Sales adjustments for 2009 were higher than our expectations for the year as a result of higher utililization of the Medicaid segment where rebates are higher. Sales adjustments for 2008 were higher than our expectations for the year as a result of unforeseen Medicaid rebates. Sales adjustments for 2007 were within our expectations for the year. We expect sales adjustments to range between 20% to 25% of gross sales in 2010.

Cost of goods sold:    In 2008 we exercised our rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009. These negotiations continued through 2009 and are ongoing today. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are ongoing, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease in future periods.

During 2008, we recorded a reserve for 2008 excess capacity charges in the amount of $4.1 million to be shared equally between Roche and Trimeris. In the first quarter of 2009, Roche informed us that actual excess capacity charges for 2008 were $2.0 million. The difference of $2.2 million has been recorded as a credit to cost of goods sold for the first quarter of 2009. Trimeris’ share of this credit was $1.1 million. We are disputing with Roche the remainder of the excess capacity charges for 2008. The resolution of this dispute may result in an additional credit to cost of goods sold for the collaboration in future periods.

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

Cost of goods sold is dependent on many factors which are outside of the Company’s control, including plant utilization, staffing levels and purchasing volumes. Therefore, we cannot accurately determine if future cost of goods sold as a percentage of net sales will increase, decrease or remain the same.

Selling and marketing expenses:    Selling and marketing expenses for the year ended December 31, 2009 were lower than those for the year ended December 31, 2008 as we exercised our rights under the Development and License Agreement which prevents Roche from adopting a budget for the marketing of FUZEON above certain limits without the agreement of Trimeris. We believe that this impacted the total selling and marketing spend at Roche for 2009 when compared to 2008. We believe that our selling and marketing expense in 2010 will be lower than 2009 as we expect that there will no longer be a sales force marketing FUZEON after June 2010.

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

Other costs:    Other costs for the year ended December 31, 2009 were higher than year ended December 31, 2008 as a result of an overall reduction in the collaboration activities. Trimeris is responsible for 50% of these costs under the Development and License Agreement. We believe that other costs for 2010 may be higher than 2009 if we incur greater costs in the defense of the patent infringement suit brought by Novartis.

Other costs for the year ended December 31, 2008 were comparable to the year ended December 31, 2007.

Costs exclusive to Trimeris:    Costs exclusive to Trimeris for the years ended December 31, 2009, 2008 and 2007 comprise license fees for certain technology paid to a third party. We believe that other costs for 2010 will not exceed the amount incurred in 2009.

Research and Development Expenses

The table below presents our research and development expense for the years ended December 31, 2009, 2008, and 2007.

	Years ended December 31,			2009 to 2008 Increase (Decrease)	2008 to 2007 Increase (Decrease)
	2009	2008	2007
	(in thousands)
Total research and development expense	$—	$4,152	$11,368	$(4,152)	$(7,216)

On January 1, 2009, we adopted ASC 808. As a result, we reclassified $966,000 and $1.5 million from research and development expenses in the twelve months ended December 31, 2008 and 2007 to collaboration income (see discussion above “Collaboration Income”).

The Company no longer incurs any research and development expenses.

Total research and development expense:    Total research and development expense decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily as a result of:

•	decreased employee costs as a result of reduced headcount—after July 1, 2008, we did not staff any research and development functions;

•	decreased facilities costs as we no longer allocated facilities charges to research and development after July 1, 2008;

•	decreased costs for the development of our next generation fusion inhibitor peptide TRI-1144, which was concluded in the last half of 2008; and

•	offset, in part, by increased costs associated with patents. In the fourth quarter of 2008, we wrote off all patents related to T-1249.

Total research personnel were 0, 0 and 10 at December 31, 2009, 2008 and 2007, respectively.

General and Administrative Expenses

The table below presents our general and administrative expense for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,			2009 to 2008 Increase (Decrease)	2008 to 2007 Increase (Decrease)
	2009	2008	2007
	(in thousands)
Total general and administrative expense	$5,516	$7,712	$11,100	$(2,196)	$(3,388)

Total general and administrative expense:    Total general and administrative expense decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily as a result of decreased rent expenses, employee costs and other expense as a result of reduced headcount and general business activities.

Total general and administrative expense decreased for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily as a result of:

•	decreased employee costs as a result of reduced headcount;

•	decreased consulting costs as we stopped using the services of Hickey and Hill, LLC; and

•

offset, in part, by costs associated with the shut down of the corporate offices and research facility. As a result of this shut-down, the Company recorded a liability and non-cash expense of $913,000 based on the remaining rental payments reduced by estimated sublease rental income.

Total general and administrative employees were 4, 4 and 11 at December 31, 2009, 2008 and 2007, respectively. We expect general and administrative expenses to decrease in 2010, when compared to 2009, as a result of a decrease in general business activities.

(Gain)/loss on Disposal of Equipment:    The table below presents the (gain)/loss on the disposal of equipment for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,			2009 to 2008 Increase (Decrease)	2008 to 2007 Increase (Decrease)
	2009	2008	2007
	(in thousands)
(Gain)/loss on disposal of equipment	$(23)	$461	(24)	(484)	485

The loss on disposal of equipment for 2008 was due to the Company writing off all remaining property, furniture or equipment due to relocating its corporate office and shutting down the previous facility.

Reverse Termination Fee, Net:    The table below presents the reverse termination fee, net for the years ended December 31, 2009, 2008 and 2007.

	Years ended December 31,			2009 to 2008 Increase (Decrease)	2008 to 2007 Increase (Decrease)
	2009	2008	2007
	(in thousands)
Reverse termination fee, net	$(8,650)	$—	—	(8,650)	—

Reverse termination fee, net—On December 29, 2009 we announced that Arigene had terminated its tender offer for all of our outstanding shares of common stock because Arigene was unable to secure sufficient financing for purposes of funding the tender offer. The tender offer expired on Monday, December 28, 2009.

Shortly after entering into the November 17, 2009 amendment to the Merger Agreement which extended the expiration date of the tender offer to December 28, 2009, we obtained payment of the $12 million reverse termination fee payable to us under the Merger Agreement. Notwithstanding Arigene’s termination of the tender offer, we will retain the benefit of the receipt of such fee, net of transaction, advisors’ and legal fees incurred in connection with entering into the Merger Agreement. As of December 31, 2009, in connection with the transaction, we incurred approximately $2.3 million in fees and expenses payable to our advisor, Goldman Sachs, Inc. and approximately $1.0 million in legal fees payable to our outside legal advisors.

Other Income (Expense)

The table below presents our other income (expense) for the years ended December 31, 2009, 2008, and 2007.

	Years ended December 31,			2009 to 2008 Increase (Decrease)	2008 to 2007 Increase (Decrease)
	2009	2008	2007
	(in thousands)
Interest income	$366	$2,063	$3,010	$(1,697)	$(947)
Gain (Loss) on investments	298	(1,347)	—	1,645	(1,347)
Interest expense	(257)	(348)	(635)	91	287

Total other income	$407	$368	$2,375	$39	$(2,007)

Other income (expense) consists of interest income, loss on investments and interest expense. Interest income decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to lower average cash balances during 2009 compared to 2008 and the interest rate environment. Interest income decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to the interest rate environment and lower cash balances as a result of the special cash dividends paid during 2008. Interest income for 2010 will depend on several factors—primarily our average cash balance and the interest rate environment.

Gain on investments for the year ended December 31, 2009 primarily relates to the higher than expected liquidation value of our investment in money market funds in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). Loss on investments for the year ended December 31, 2008 relates to our investment in the Fund. In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. During the third quarter of 2009, the Company’s investment in this fund was liquidated and as a result, a gain of $241,000 was recorded related to this investment. At December 31, 2008, the Fund’s NAV was $0.8266 per share and the Company’s investment was $3.4 million compared to the Fund’s NAV at December 31, 2007 of $0.9874 per share and the Company’s investment of $16.2 million. During 2008, the Company received $12.8 million of proceeds from liquidating its position in this Fund.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” Our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited, even though Roche spent significantly more on these expenses. If certain cumulative levels of sales for FUZEON in the United States and Canada are achieved, our share of any additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date over several years from that future date. We are increasing the liability over time to the expected payment amount. During the fourth quarter of 2008, the Company revised the estimated date that payments will begin from 2017 to 2022. As a result, we will accrete the marketing debt over a longer period of time resulting in lower interest expense in any particular period. In 2009, 2008 and 2007 we increased this liability by $257,000, $348,000, and $635,000, respectively, for accretion of interest. The total liability of $18.5 million at December 31, 2009 is reflected on our balance sheet under the caption “Accrued marketing costs.”

Income Taxes Provision

During the year ended December 31, 2009, the Company recorded an income tax provision of $6.4 million. The expense was due primarily to the current tax expense caused by the imposition of the annual limitation on the use of Net Operating Loss (“NOL”) carryovers as a result of a ownership change under Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended. We determined that an ownership change occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change.

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

At December 31, 2009, the Company has NOLs for federal tax purposes of approximately $302.7 million, which expire in varying amounts between 2018 and 2025. Of the $302.7 million of available federal NOLs, the usage is limited to $457,000 per year until 2025 by the rules and regulations under IRC Section 382. The Company has state net economic losses of approximately $255.6 million, which expire in varying amounts between 2010 and 2020. The Company has research and development credits of $10.9 million, which expire in varying amounts between 2013 and 2026. The Company has Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $800,000 which are available to reduce regular Federal income taxes, if any, over an indefinite period. The utilization of the research and development credits and the AMT credit carryforwards are limited by the rules and regulations under IRC Sections 382 and 383.

During the year ended December 31, 2008, the Company recorded a current income tax provision of $187,000. The expense was due primarily to the current tax expense caused by the AMT. A full valuation allowance was recognized related to the benefit of the AMT credit. A deferred tax benefit of $506,000 was recorded related to the partial release of the valuation allowance related to the NOL carryovers.

During the year ended December 31, 2007, the Company recorded an income tax provision of $376,000. The expense was due primarily to the current tax expense caused by the AMT. A full valuation allowance was recognized related to the benefit of the AMT credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Revenue Recognition

FASB ASC Topic 605, “Revenue Recognition,” (“ASC 605”) summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. ASC 605 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. Further, ASC 605 requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies as described below are in compliance with ASC 605.

Milestone Revenue and Deferred Revenue—Roche

ASC 605 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. As of the first quarter of 2007, all remaining milestones are being amortized over the patent term associated with these milestones. Prior to the first quarter of 2007, the primary estimates we made in connection with the application of this policy were the length of the period of the research and development under our Development and License Agreement with Roche and the estimated commercial life of FUZEON.

On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because our period of joint development had ended. The acceleration of these milestone payments resulted in $8.7 million of additional milestone revenue being recognized during the three months ended March 31, 2007.

Collaboration Income (Loss)

Product sales of FUZEON began in the United States on March 27, 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares profits equally from the sale of FUZEON in the United States and Canada with Roche, which is reported as collaboration income (loss) in the statements of operations as a component of revenue. Collaboration income (loss) is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any estimated discounts, rebates or returns resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross margin. Gross profit is reduced by selling and marketing expenses and other costs related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Revenue is recognized when Roche ships product and title and risk of loss passes to wholesalers. Roche prepares its estimates for sales returns and allowances, discounts and rebates based primarily on its historical experience with FUZEON and other anti-HIV drugs and its estimates of the payor mix for FUZEON, updated for changes in facts and circumstances on a quarterly basis. If actual results differ from these estimates, these estimates will be adjusted which could have an effect on results from operations in the period of adjustment.

We recognize 50% of the total collaboration gross profit/loss which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio, and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an on-going analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for FUZEON. We also monitor the activities and clinical trials of our key competitors and assess the potential impact on future FUZEON sales and return expectations where necessary. Expected returns for FUZEON are generally low as FUZEON has a high wholesale acquisition cost compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because FUZEON requires twice daily injections. Consequently wholesalers tend to stock only the necessary volumes of FUZEON inventory. We believe that, on average, wholesalers hold approximately 25 days of inventory of FUZEON that has been sold by Roche to wholesalers, but not yet purchased by patients. The current shelf life of FUZEON is 36 months. Roche reviews the estimates discussed above on a quarterly basis and revises estimates as appropriate for changes in facts or circumstances. These estimates reduce our share of collaboration income or loss under our Development and License Agreement.

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

The Company exercised its rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. Accordingly, the Company cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are on-going, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease in future periods.

Cost of goods sold is dependent on many factors, which are outside of the Company’s control, including plant utilization, staffing levels and purchasing volumes. Therefore, we cannot accurately determine if future cost of goods sold as a percentage of net sales will increase, decrease or remain the same.

Calculation of Compensation Costs for Stock Options Granted to Employees

In December 2004, FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”) was issued. ASC 718 requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The primary estimate we make in connection with the calculation of this expense is the forfeiture rate of those options granted. The future volatility of our stock price and the term of those options granted are estimates used in calculating the value of the stock options in the Black-Scholes option-pricing model. We first segment the grantee population into like pools. For each pool we then estimate the future volatility based on the historical volatilities. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options. For each pool we also estimate the forfeiture rate based on historical forfeiture rates. A higher forfeiture rate would result in less compensation costs, and a lower forfeiture rate would result in higher compensation costs. Additional, for each pool we estimate the term of the options. A longer term would result in greater compensation costs, and a shorter term would result in lower compensation costs for these stock options.

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

Accrued Marketing Costs

In 2004, we reached an agreement with Roche whereby our actual cash contribution to certain selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses. Based on certain terms of the Development and License Agreement, our share of any additional expenses incurred by Roche during 2004 will likely be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, the Company revised its estimate of the date that payments will begin from 2017 to 2022. During the year ended December 31, 2004, we reached our $11.2 million limitation for the year. We recorded an expense, and associated liability, of approximately $15.6 million as part of collaboration loss during the year ended December 31, 2004. This represented the net present value of our estimated share of the additional expenses, discounted at a risk free interest rate from the expected payment date based on achievement of the sales milestones in the agreement. We are increasing the liability over time to the expected payment amount. In 2009, 2008 and 2007 we increased this liability by $257,000, $348,000 and $635,000, respectively, for accretion of interest. The total liability of $18.5 million at December 31, 2009 is reflected on our balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

We were making advance payments to Roche for our share of the cost of the capital improvements made at Roche’s Boulder manufacturing facility where FUZEON drug substance is produced. In 2005, we reached an agreement with Roche whereby we were required to pay Roche for our share of the capital invested in Roche’s manufacturing facility over a seven-year period ending 2009. Under the terms of the agreement, our contribution to the capital improvements made at the Boulder manufacturing facility are reviewed on an annual basis using sales data from the previous four quarters. During the first quarter of 2008, we and Roche reviewed the appropriate sales data resulting in a change to our share of the capital investment from approximately $12.8 million to approximately $12.1 million. At December 31, 2009, we have paid the total $12.1 million contribution and no further capital improvement payments are expected to become due. These payments, net of charges to cost of goods sold as the related inventory is sold, were recorded as an asset on our balance sheets under the caption “Advanced payment—Roche.” This asset is amortized based on the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming all payments are made and sales of FUZEON continue, the Company estimates that this asset has a remaining useful life of approximately 12 years. The carrying value of this asset will be evaluated annually for impairment or if an event occurs that triggers impairment. In the event our Development and License Agreement is terminated, we would not be obligated for any unpaid amounts for capital investment.

Income Taxes

We account for income taxes under the asset and liability method in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We adopted the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”) on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with ASC 740. ASC 740 prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under ASC 740, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition requirements.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry-forwards. Deferred taxes assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. The Company has established a valuation allowance against most of its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Recently Issued Accounting Pronouncements

On January 1, 2009, the Company adopted ASC 808. As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. Prior period amounts have been reclassified to conform to the current period’s presentation.

Corporate Code of Ethics

We have a code of ethics for our employees and officers. This document is available on our website at the following address: www.trimeris.com

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

Investment securities, which consist of corporate bonds are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in Items 9A and 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 10, 2009, our Audit Committee approved the dismissal of KPMG LLP (“KPMG”) as our principal independent registered public accounting firm. On July 10, 2009, KPMG was dismissed.

The audit reports of KPMG on our financial statements as of and for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

The audit reports of KPMG on the effectiveness of internal control over financial reporting as of December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal years ended December 31, 2008 and 2007 and the subsequent interim period through July 10, 2009, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG’s satisfaction would have caused KPMG to make reference to the subject matter of such disagreements in connection with its reports on our consolidated financial statements for such years.

There were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K during Trimeris’ fiscal years ended December 31, 2008 and 2007 and the interim period through July 10, 2009.

On July 14, 2009, the Audit Committee engaged Ernst & Young LLP (“EY”) as our principal independent registered public accounting firm for the fiscal year ending December 31, 2009.

During our fiscal years ended December 31, 2008 and 2007 and the subsequent interim period through July 14, 2009, neither us nor anyone on its behalf engaged EY regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements or (ii) any matter subject to a disagreement or a reportable event, and no written report or oral advice of EY was provided to us that EY concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; or any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively.

There have been no disagreements with the our independent registered public accounting firm, Ernst and Young LLP.

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

Based on their evaluation of the disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in its report which appears on page F-1 of this Annual Report on Form 10-K. Ernst and Young LLP has also audited the financial statements of the Company, as stated in its report which appears on page F- 2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Trimeris, Inc.

We have audited Trimeris Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimeris, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Trimeris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 financial statements of Trimeris, Inc. and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 16, 2010

ITEM 9B.	OTHER INFORMATION

Nasdaq Delisting.    On January 5, 2010, we received a letter from the NASDAQ Listing Qualifications Department stating that our common stock is subject to delisting because we failed to hold a required annual stockholders’ meeting by December 31, 2009, the end of our fiscal year (the “Notification Letter”). The Notification Letter stated that unless we requested an appeal of this determination, trading of our common stock would be suspended at the opening of business on January 14, 2010, and a Form 25-NSE would be filed with the Securities and Exchange Commission. Accordingly, we requested a hearing with the NASDAQ Listing Qualifications Panel (the “Panel”) to review the determination contained in the Notification Letter, which stayed the suspension of the our common stock and the filing of the Form 25-NSE pending the Panel’s decision. Company representatives met with the Panel on February 18, 2010 to request an extension of time to meet the NASDAQ listing requirements and propose a plan of action to regain compliance. The Panel informed us in a written determination dated March 12, 2010 that the Panel has determined to grant our request to remain listed on the Nasdaq Stock Market subject to the condition that we hold our annual stockholders’ meeting on or before April 30, 2010. If we are unable to comply with this deadline, the Panel may issue a final delisting determination and suspend trading of our shares on the second business day after the date of the delisting determination.

Board Composition.    On March 12, 2010, Arthur B. Cohen and Joseph P. Healey informed the Company that they will not stand for reelection to our Board of Directors at the Combined 2009 and 2010 Annual Meeting and will cease service as directors effective upon the expiration of their current terms. Messrs. Cohen and Healey’s decisions to retire from the Board of Directors were not due to any disagreement with the Company. Accordingly, there will be six nominees at the Annual Meeting. Following the notice from Messrs. Cohen and Healey, effective upon the expiration of Messrs. Cohen and Healey’s current terms as directors at the Annual Meeting, the Board of Directors has resolved pursuant to Section 2.2 of our bylaws to reduce the number of directors comprising the whole Board of Directors to six members.

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

(a)    2. Financial Statement Schedules

All financial statement schedules required under Regulation S-X are omitted, as the required information is not applicable.

(a)    3. Exhibits

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Trimeris, Inc.

We have audited the accompanying balance sheet of Trimeris, Inc. as of December 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the year the ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. at December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimeris, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc.:

We have audited the accompanying balance sheet of Trimeris, Inc. (the Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. as of December 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in adoption of new accounting standards of note 1 and in paragraph 8 of note 8 to the December 31, 2009 financial statements, the Company adopted the provisions of FASB ASC Topic 808, Collaborative Arrangements, as of January 1, 2009 and, accordingly, adjusted the previously issued statements of operations for each of the years in the two-year period ended December 31, 2008.

KPMG LLP

Raleigh, North Carolina

March 12, 2009, except with respect to the adoption of FASB ASC Topic 808, Collaborative Arrangements, (as discussed in adoption of new accounting standards of note 1 and paragraph 8 of note 8 to the December 31, 2009 financial statements), as to which the date is as of March 16, 2010

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$47,420	$14,389
Investment securities available-for-sale	1,020	14,361
Accounts receivable—Roche	2,465	2,840
Other receivables	—	36
Deferred tax asset	160	—
Prepaid expenses	157	458

Total current assets	51,222	32,084

Long-term investment securities available-for-sale	—	2,827
Other assets:
Patent costs, net of accumulated amortization of $739 and $511 at December 31, 2009 and 2008, respectively	2,117	1,750
Advanced payment—Roche	6,403	6,706
Deposits and other assets	196	339
Deferred tax asset	320	506

Total other assets	9,036	9,301

Total assets	$60,258	$44,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$325
Taxes payable	3,012	—
Accrued compensation—short-term	13	910
Deferred revenue—Roche	265	265
Accrued expenses	2,727	2,041

Total current liabilities	6,017	3,541
Deferred revenue—Roche	1,039	1,304
Accrued marketing costs	18,528	18,271
Accrued compensation—long-term	142	74

Total liabilities	25,726	23,190

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common stock at $.001 par value per share, 60,000 shares authorized, 22,350 and 22,320 shares issued and outstanding at December 31, 2009 and 2008, respectively	22	22
Additional paid-in capital	357,691	356,600
Accumulated deficit	(323,356)	(335,652)
Accumulated other comprehensive income	175	52

Total stockholders’ equity	34,532	21,022

Total liabilities and stockholders’ equity	$60,258	$44,212

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Revenue:
Milestone revenue	$265	$265	$9,435
Royalty revenue	8,072	11,354	15,727
Collaboration income	6,843	8,028	22,708

Total revenue and collaboration income	15,180	19,647	47,870

Operating (income) expenses:
Research and development expense	—	4,152	11,368
General and administrative expense	5,516	7,712	11,100
(Gain)/loss on disposal of equipment	(23)	461	(24)
Reverse termination fee, net	(8,650)	—	—

Total operating (income) expenses	(3,157)	12,325	22,444

Operating income	18,337	7,322	25,426

Other income (expense):
Interest income	366	2,063	3,010
Gain/(loss) on investments	298	(1,347)	—
Interest expense	(257)	(348)	(635)

Total other income	407	368	2,375

Income before taxes	18,744	7,690	27,801
Income tax provision (benefit)	6,448	(319)	376

Net income	$12,296	$8,009	$27,425

Basic and diluted net income per share	$0.55	$0.36	$1.24

Weighted average shares used in basic per share computations	22,303	22,182	22,065

Weighted average shares used in diluted per share computations	22,303	22,271	22,085

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008, and 2007

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance as of December 31, 2006	22,132	$22	$408,855	$(371,086)	$(19)	$37,772

Net income	—	—	—	27,425	—	27,425
Adjustment to OCI for postretirement benefits	—	—	—	—	218	218
Unrealized loss on available-for-sale securities	—	—	—	—	(175)	(175)

Comprehensive income for period	—	—	—	—	—	27,468
Exercise of stock options	30	—	104	—	—	104
Issuance of stock for 401(K) match	44	—	305	—	—	305
Issuance of stock under Employee Stock Purchase Plan	12	—	69	—	—	69
Issuance of restricted stock	35	—	869	—	—	869
Non-employee stock compensation expense	—	—	67	—	—	67
Employee stock option expense	—	—	611	—	—	611
Employee Stock Purchase Plan expense	—	—	57	—	—	57
Restricted stock forfeited	(31)	—	—	—	—	—

Balance as of December 31, 2007	22,222	22	410,937	(343,661)	24	67,322

Net income	—	—	—	8,009	—	8,009
Unrealized gain on available-for-sale securities	—	—	—	—	28	28

Comprehensive income for period	—	—	—	—	—	8,037
Issuance of stock for 401(K) match	48	—	64	—	—	64
Dividends ($2.50 per share, common stock)	—	—	(55,585)	—	—	(55,585)
Restricted stock expense	30	—	21	—	—	21
Employee stock option expense	—	—	1,163	—	—	1,163

Balance as of December 31, 2008	22,300	22	356,600	(335,652)	52	21,022

Net income	—	—	—	12,296	—	12,296
Adjustment to OCI for postretirement benefits	—	—	—	—	(38)	(38)
Unrealized gain on available-for-sale securities	—	—	—	—	161	161

Comprehensive income for period	—	—	—	—	—	12,419
Vesting of restricted stock previously expensed	50	—	—	—	—	—
Restricted stock expense	—	—	50	—	—	50
Employee stock option expense	—	—	1,041	—	—	1,041

Balance as of December 31, 2009	22,350	$22	$357,691	$(323,356)	$175	$34,532

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$12,296	$8,009	$27,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, furniture and equipment	—	135	779
Postretirement benefits	(38)	—	218
Net (gain)/loss on disposal of equipment	(23)	461	(24)
Other amortization	253	249	191
Amortization of deferred revenue—Roche	(265)	(265)	(9,435)
Stock compensation expense	1,091	1,184	735
Issuance of restricted stock	—	—	869
401 (K) plan stock match	—	64	305
Patent costs expensed	260	1,418	78
Accrued marketing costs	257	348	635
Deferred tax provision (benefit)	27	(506)	—
Changes in operating assets and liabilities:
Accounts receivable—Roche	375	9,400	1,101
Other receivables	36	24	(24)
Prepaid expenses	301	221	389
Advanced payment—Roche	303	106	(509)
Deposits and other assets	118	6	377
Accounts payable	(325)	(592)	208
Taxes payable	3,012	—	—
Accrued compensation	(829)	(3,970)	85
Accrued expenses	686	1,471	(1,830)
Other liabilities	—	(718)	5

Net cash provided by operating activities	17,535	17,045	21,592

Cash flows from investing activities:
Purchases of investment securities—available-for-sale	—	(38,837)	(42,793)
Reclass of cash and cash equivalents to short-term investments	—	—	(16,225)
Maturities of investment securities—available-for-sale	15,678	58,567	40,540
Sales of investment securities—available-for-sale	650	—	—
Proceeds from the sale of equipment	23	1,048	25
Purchases of property, furniture and equipment	—	—	(264)
Patent costs	(855)	(668)	(384)

Net cash provided by (used in) by investing activities	15,496	20,110	(19,115)

Cash flows from financing activities:
Employee stock purchase plan stock issuance	—	—	69
Dividends paid	—	(55,468)	—
Proceeds from exercise of stock options	—	—	104

Net cash (used in) provided by financing activities	—	(55,468)	173

Net increase (decrease) in cash and cash equivalents	33,031	(18,313)	2,650
Cash and cash equivalents at beginning of year	14,389	32,702	30,052

Cash and cash equivalents at end of year	$47,420	$14,389	$32,702

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$3,460	$329	$130

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

Adoption of New Accounting Standards

The Company adopted FASB ASC Topic 808 Collaborative Arrangements as of January 1, 2009. As a result, the Company reclassified $966,000 and $1.5 million from research and development expenses to collaboration income for the years ended December 31, 2008 and 2007 respectively. This adoption had no effect on previously reported net income or net income per share.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $47.4 million and $14.4 million at December 31, 2009 and 2008, respectively, are stated at cost and consist primarily of money market funds. The carrying amount of cash and cash equivalents approximates fair value.

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

Investment securities available-for-sale included an investment of approximately $3.4 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”) as of December 31, 2008. In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Company, therefore, reclassified $16.2 million to short-term investments from cash equivalents at December 31, 2007, based on information provided by the fund manager. For the year ended December 31, 2008, the Company had a realized loss on its investment in the Fund of approximately $1.3 million. During the third quarter of 2009, the Company’s investment in this fund was liquidated and as a result, a gain of $241,000 was recorded related to this investment.

Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” (“ASC 825”), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is determined using available market information.

Financial instruments, other than investment securities available-for-sale, held by the Company include accounts receivable, accrued marketing costs, and accounts payable. The Company believes that the carrying amount of these financial instruments approximates their fair value.

Intangible Assets

Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairment would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. During 2009, 2008 and 2007, $260,000, $1.4 million and $78,000, respectively, of patent costs were expensed because the expected future benefits from these patents was less than their carrying value.

During the fourth quarter of 2008, the Company determined that all patents related to T-1249 should be written off. T-1249 is a second-generation HIV fusion inhibitor which the Company is no longer developing. It is the Company’s intention to maintain all patent protection over its most recent HIV fusion inhibitor TRI-1144. The amount of the write-off was approximately $1.2 million and was recorded in research and development expense.

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, the longer of 17 years from the date the patent is granted or 20 years from the initial filing of the patent.

Patent amortization expense was $228,000, $224,000 and $166,000 in 2009, 2008 and 2007, respectively. This amount is recorded in general and administrative expenses for 2009 and research and development expenses for 2008 and 2007. The estimated aggregate amortization expense for the next five years is $192,000 per year for 2010 through 2014.

Also included in patent costs are costs for patents that have not been granted of $850,000 and $705,000 as of December 31, 2009 and 2008, respectively.

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses. Based on certain terms of the Development and License Agreement, the Company’s share of the additional expenses incurred by Roche during 2004 will likely be payable to Roche beginning at a future date over several years from that future date. During the fourth quarter of 2008, the Company revised its estimate of the date that payments will begin from 2017 to 2022. During the year ended December 31, 2004, the Company’s share of selling and marketing expenses exceeded $11.2 million. During 2004, the Company recorded $15.6 million as part of collaboration

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate. The Company has increased the liability over time to the expected payment amount. In 2009, 2008 and 2007, the Company increased the initial recorded liability by $257,000, $348,000 and $635,000, respectively for accretion of interest. The total liability of $18.5 million and $18.3 million at December 31, 2009 and 2008, respectively, is reflected on the Company’s balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, which amended the Development and License Agreement and set forth certain rights and responsibilities that the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company was to pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period ending 2009. As a result, Roche no longer includes the depreciation related to the manufacturing facility in cost of goods sold.

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility are to be reviewed on an annual basis. Following such review, the Company’s contribution is adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. During the first quarter of 2008, the Company and Roche reviewed certain FUZEON sales data which resulted in a change in the amount of the Company’s contribution to the capital investment. Following this 2008 review, the Company expected to contribute approximately $12.1 million towards the capital investment as compared to its previous expectation of approximately $12.8 million. As of December 31, 2009, the Company has paid the total $12.1 million contribution and no further capital improvement payments are expected to become due.

These payments, net of the portion allocated to cost of goods sold, were recorded as an asset presented as “Advanced payment—Roche.” This asset is amortized based on the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory is sold in future periods. Assuming all payments are made and sales of FUZEON continue, the Company estimates that this asset has a remaining useful life of approximately 12 years. The carrying value of this asset will be evaluated annually for impairment or if an event occurs that triggers impairment.

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. Through December 31, 2009, the Company’s share of this credit was approximately $1.9 million. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment—Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Milestone Revenue and Deferred Revenue—Roche

Through December 31, 2009, the Company has received a $10.0 million license fee, research milestone payments of $15.0 million and $3.3 million in manufacturing milestone payments related to Roche achieving certain production levels. The license fee and research milestones were recorded as deferred revenue and were being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably over the patent term associated with these milestones, or November 2014.

At the time of the license fee payment, Roche was granted a warrant to purchase Trimeris stock, which expired in July 2009. The fair value of the warrant, $5.4 million, was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million license fee payment.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Over the course of the collaboration the Company’s estimate of the end of the research and development period has changed, most recently:

•

On March 13, 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the next generation fusion inhibitor (“NGFI”) peptides falling under the Research Agreement, which includes the drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue, into the first quarter of 2007, for those milestone payments being amortized over the length of the research and development period of the NGFI peptides because the period of joint development ended.

•

During the third quarter of 2007, the Company extended the recognition of the remaining milestones through November 2014 as the patent term associated with these milestones was extended through that date. The original expiration of the associated patents was June 2013.

In January 2006, Roche agreed to pay Trimeris $2.5 million for the results of research that was performed outside the research plan during 2005. In February 2006, Trimeris received this payment and initially recognized it as a component of revenue over the term of the annual 2006 research plan. During the third quarter of 2006, the Company extended its Research Agreement with Roche from January 1, 2007 to December 31, 2008. As a result, the Company revised the recognition of the remainder of this milestone over the extended period (the period of the Company’s continuing involvement). In accordance with the March 2007 agreement with Roche (discussed above), the Company accelerated these milestone payments into revenue.

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

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when Roche records a sale. Royalties of $8.1 million, $11.4 million and $15.7 million were recognized as revenue during the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s royalty revenue is based off of a 12% royalty rate.

Collaboration Income (loss)

Product sales of FUZEON began in the United States on March 27, 2003, and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income as a component of revenue. Total net sales of FUZEON in the United States and Canada were $39.1 million, $64.2 million and $124.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. On January 1, 2009, we adopted FASB ASC Topic 808 “Collaborative Arrangements” (“ASC 808”). As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. During the years ended December 31, 2009, 2008 and 2007, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of FUZEON in the United States and Canada of $6.8 million, $8.0 million and $22.7 million, respectively. Revenue is recognized when Roche ships the product and title and risk of loss passes to wholesalers.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

Concentrations

The Company has a Development and License Agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the years ended December 31, 2009, 2008 and 2007. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration. Substantially all of the accounts receivable at December 31, 2009 and 2008 are comprised of receivables from Roche.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company has established guidelines relating to diversification and maturities of its cash equivalents, and short-term investments which are designed to manage risk. The Company’s cash equivalents consist of bank deposits and money market funds. Bank deposits may at times be in excess of FDIC insurance limits.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

that includes the enactment date. The Company has established a valuation allowance against most of its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates made by the Company in the preparation of its financial statements are: the estimate of the cost of goods sold for the collaboration; the estimate of the future volatility of the Company’s stock price used to calculate the value of stock options granted to employees; the estimates of sales returns and allowances, discounts and rebates related to sales of FUZEON; the estimate of losses incurred related to unusable product and supplies; the estimate of the period when the Company’s liability for accrued marketing costs comes due; the estimate of the patent life of FUZEON; the estimate of the expected future operating cash flows from the Company’s intangible patent assets; and estimates of future taxable income used in determining the need for a valuation allowance for the Company’s deferred tax assets.

Basic and Diluted Net Income Per Share

In accordance with Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”), Topic 260, “Earnings Per Share,” basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan. The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	2009	2008	2007
Numerator:
Net income	$12,296	$8,009	$27,425

Denominator:
Weighted average common shares used for basic calculation	22,303	22,182	22,065
Weighted average effect of dilutive securities:
Employee stock options	—	—	—
Restricted stock	—	89	20

Denominator for diluted calculation	22,303	22,271	22,085

Net income per share:
Basic	$0.55	$0.36	$1.24

Diluted	$0.55	$0.36	$1.24

The calculation of diluted net income per share excludes all anti-dilutive shares. For the years ended December 31, 2009, 2008 and 2007, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for the period, amounted to approximately 2.3 million, 2.5 million and 2.8 million, respectively. Also excluded for 2009, 2008 and 2007 were 362,000 warrants to purchase common stock due to their antidilutive effect.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

At December 31, 2009, there were 2,320,000 options to purchase common stock. At December 31, 2008, there were 2,463,000 options to purchase common stock and 362,000 warrants to purchase common stock outstanding.

Stock-Based Compensation

The Company recognized non-cash compensation expense of approximately $1.0 million, $1.2 million and $735,000 relating to the fair value of employee stock compensation during the years ended December 31, 2009, 2008 and 2007.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” (“ASC 280”) establishes standards for reporting information about the Company’s operating segments. The Company operates in one business segment, the business of discovery, development and commercialization of novel pharmaceuticals.

2.    INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities. Estimated fair values of available-for-sale securities are based on quoted market prices or other observable inputs (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of December 31, 2009
Short-term investment securities available-for-sale
Corporate debt securities maturing within 1 year	$1,019	$1	$—	$1,020

Total short-term investment securities available-for-sale	$1,019	$1	$—	$1,020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of December 31, 2008
Short-term investment securities available-for-sale
Other debt securities maturing within 1 year	$5,959	$3	$38	$5,924
Corporate debt securities maturing within 1 year	7,029	3	95	6,937
Euro dollar bonds maturing within 1 year	1,529	2	31	1,500

Total short-term investment securities available-for-sale	$14,517	$8	$164	$14,361

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Long-term investment securities available-for-sale
Other debt securities maturing after 1 year through 5 years	$1,798	$—	$—	$1,798
Corporate debt securities maturing after 1 year through 5 years	1,032	—	3	1,029

Total long-term investment securities available-for-sale	$2,830	$—	$3	$2,827

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Investments available-for-sale included an investment of approximately $3.4 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”) as of December 31, 2008. In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. The Company, therefore, reclassified this investment to short-term investments from cash equivalents, based on information provided by the fund manager. For the year ended December 31, 2008 the Company realized a loss on its investment in the Fund of approximately $1.3 million. During the third quarter of 2009, the Company’s investment in this fund was liquidated and as a result, a gain of $241,000 was recorded related to this investment.

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

The Company’s assets that are measured at fair value on a recurring basis are all classified within Level 1 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities, and corporate bonds.

The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under ASC 820 as of December 31, 2009:

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
Money market funds	$47,420	$47,420	$—	$—
Corporate bonds	1,020	1,020	—	—

Total	$48,440	$48,440	$—	$—

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Assets measured at fair value on a recurring basis were presented in the balance sheet as of December 31, 2009 as follows:

	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$47,420	$47,424	$—	$—
Short-term investment securities	1,020	1,020	—	—

Total assets	$48,440	$48,440	$—	$—

3.    LEASES

The Company had no property, furniture or equipment under capital leases at December 31, 2009 and 2008.

In 2008, we relocated our corporate office to 2530 Meridian Parkway, Durham, North Carolina. We lease approximately 450 square feet of office space at this location. During 2008 and 2007, the Company had one non-cancelable operating lease for office space that extended through January 2015. Rental expense, including maintenance charges, for this operating lease during 2008 and 2007 were $2.8 million and $1.8 million, respectively. An additional expense of $913,000 was incurred during 2008 as a result of the Company relocating its corporate office and shutting down its previous facility. This expense related to future lease commitments associated with the operating lease, net of estimated sublease income. The Company was released of all obligations relating to this lease during 2009.

4.    STOCKHOLDERS’ EQUITY

Warrant

In July 1999, the Company granted Roche a warrant to purchase 362,000 shares of common stock at a purchase price of $20.72 per share. The warrant is exercisable prior to the tenth annual anniversary of the grant date and was not exercised as of the expiration date of July 9, 2009. The fair value of the warrant of $5.4 million was credited to additional paid-in capital in 1999, and as a reduction of the $10.0 million up-front payment received from Roche. The Company deferred $4.6 million, the net of the $10.0 million up-front payment and the $5.4 million warrant, over the research and development period. The value of the warrant was calculated using the Black-Scholes option-pricing model using the following assumptions: estimated dividend yield of 0%; expected stock price volatility of 86.00%; risk-free interest rate of 5.20%; and expected option life of ten years.

Preferred Stock

The Board of Directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders. There are no shares of preferred stock outstanding at December 31, 2009 and 2008.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

5.    STOCK BASED COMPENSATION

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	59.0-66%	50.0-63.0%	46.0-71.0%
Risk-free interest rate	2.33-3.65%	2.62-3.99%	3.95-4.96%
Expected term of options (in years)	4.4-9.0	4.4-9.0	4.4-9.0
Expected life of employee stock purchase plan options (in years)	N/A	1	1

The Company’s computation of expected volatility for the year ended December 31, 2009, 2008 and 2007 is based on historical volatility from publicly traded and quoted options on the Company’s stock. The computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The risk-free interest rate for periods within the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of the grants.

The table below presents the Company’s stock based compensation expense for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Employee Stock Option Plan *	$1,041	$1,163	$612
Employee Stock Purchase Plan	—	—	57
Restricted stock to employees	50	21	(1)
Non-employee stock options	—	—	67

Total stock option expense	$1,091	$1,184	$735

*	Includes the Stock Option Plan (formally known as the Trimeris, Inc. Amended and Restated Stock Incentive Plan) and the Trimeris, Inc. 2007 Stock Incentive Plan.

Employee Stock Option Plan

In 1993, the Company adopted a stock option plan, which allowed for the issuance of non-qualified and incentive stock options (the “1993 Plan”). During 1996, the Trimeris, Inc. Amended and Restated Stock Incentive Plan (the “Employee Stock Option Plan”) was implemented and replaced the 1993 Plan. Under the Employee Stock Option Plan, the Company was able to grant non-qualified or incentive stock options for up to 6,252,941 shares of common stock. During October 2007, the 1996 Employee Stock Option Plan expired and the Trimeris, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”) was implemented. Under the 2007 Stock Incentive Plan, the Company may grant non-qualified or incentive stock options for up to 1,000,000 shares of common stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options, under both plans, have been issued at prices ranging from $2.02 to $65.26 per share. The vesting period generally occurs over four years. At December 31, 2009, there were approximately 21,000 options remaining available for grant. No more grants will be made under the 1993 Plan or the Employee Stock Option Plan. The Company has sufficient authorized and unissued shares of common stock to make all issuances under its share based compensation plans.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

A summary of option activity under the Employee Stock Option Plan and the 2007 Stock Incentive Plan during the year ended December 31, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands)
Outstanding options at January 1, 2009	2,463	$18.11	5.17
Granted	277	2.04	—
Expired	(420)	11.01	—

Options outstanding at December 31, 2009	2,320	17.47	5.67	$160
Options vested or expected to vest at December 31, 2009	1,978	12.22	6.51	$160
Options exercisable at December 31, 2009	1,767	$21.81	4.72	$23

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008, and 2007, was $1.27, $2.48 and $4.53, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, 2007 was $0, $0, and $157,000, respectively.

The following summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00-4.00	277,630	9.56	$2.04	38,048	$2.02
$4.01-5.00	435,436	8.16	$4.41	296,238	$4.47
$5.01-6.00	357,752	7.87	$5.17	185,950	$5.17
$6.01-7.00	104,739	6.61	$6.73	103,608	$6.73
$7.01-10.00	42,166	4.75	$9.34	42,166	$9.34
$10.01-20.00	431,618	4.84	$12.12	430,324	$12.13
$20.01-40.00	127,109	1.75	$31.51	127,109	$31.51
$40.01-60.00	508,265	1.81	$46.32	508,265	$46.32
$60.01-70.00	35,625	0.57	$65.26	35,625	$65.26

	2,320,340	5.67	$17.47	1,767,333	$21.81

A summary of the activity of the Company’s nonvested options during the year ended December 31, 2009, is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value
	(in thousands)
Nonvested at January 1, 2009	580	$3.36
Granted	277	1.27
Vested	(304)	3.02

Nonvested at December 31, 2009	553	$2.50

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2009 and 2008, there was approximately $1.2 million and $1.9 million, respectively of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Employee Stock Option Plan and the 2007 Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 1.8 years and 2.5 years respectively. The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $920,000 and $1.1 million, respectively.

Employee Stock Purchase Plan

From 1997 through October 2007, the Company offered an Employee Stock Purchase Plan (the “1997 ESPP”), which permitted eligible employees to purchase newly issued shares of common stock of the Company up to an aggregate of 250,000 shares. Under the 1997 ESPP, employees had the ability to purchase from the Company a designated number of shares through payroll deductions at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the date of the grant or the date the right to purchase was exercised. During the year ended December 31, 2007, 8,000 shares were issued under this plan. The 1997 ESPP expired during 2007 and was replaced with a new plan (the “2007 ESPP”). There were no shares issued under the 2007 ESPP during the years ended December 31, 2009 and 2008. At December 31, 2009, there were 246,000 shares remaining available for issuance. As a result of the adoption of ASC 718, the Company recognized $0, $0 and $57,000 of compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively, related to the fair value of the shares purchased under the 1997 ESPP and 2007 ESPP.

Restricted Stock

In June 2004, an aggregate grant of 191,500 shares of restricted stock was made to substantially all employees. The majority of the grants vested 100% after three years. In March 2007, the Company granted 35,000 shares of restricted stock to the Company’s then CFO and General Counsel in connection with his employment agreement. These units vested at 100% during March of 2009. In the first quarter of 2007, upon the retirement of this individual, the Company recognized all of the compensation cost related to this grant. In July 2007, the Company granted 50,000 restricted stock units to a consultant. These units vested at 100% during March of 2009. In the third quarter of 2007, the Company recognized all of the compensation cost related to this grant as the ongoing service criteria was deemed non-substantive. In August 2008, the Company granted 15,000 shares of restricted stock to each of the Company’s CFO and General Counsel. The grant vests 100% three years from the date of grant. Non-cash compensation expense related to these restricted stock grants, in the amount of $50,000, $21,000 and $(1,000) was recognized for the years ended December 31, 2009, 2008 and 2007, respectively. Total unrecognized compensation cost related to restricted stock grants, as of December 31, 2009 and 2008, was $79,000 and $129,000 respectively.

A summary of the activity of the Company’s nonvested restricted stock during the year ended December 31, 2009 is presented below:

Number of Shares
(in thousands)
Nonvested at January 1, 2009	115
Granted	—
Vested	(85)
Forfeited	—

Nonvested at December 31, 2009	30

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Options Granted to Non-employees

Compensation costs for stock options granted to non-employees are accounted for in accordance with ASC 718 and ASC 505 “Equity,” which requires that compensation be measured at the end of each reporting period for changes in the fair value of the Company’s common stock until the options are vested.

The Company recorded expense of $0, $0 and $67,000 during the years ended December 31, 2009, 2008 and 2007, respectively, related to expense of non-cash compensation charges for non-employee options. As of December 31, 2009, there were no options outstanding to non-employees.

6.    INCOME TAXES

During the years ended December 31, 2009, 2008 and 2007, the Company recorded an income tax expense (benefit) of:

	2009	2008	2007
	(in thousands)
Current tax provision	$6,421	$187	$376
Deferred tax (benefit)	27	(506)	—

Total tax provision (benefit)	$6,448	$(319)	$376

The current provision results from the current tax expense caused by the imposition of the annual limitation on the use of Net Operating Loss (“NOL”) carryforwards. A full valuation allowance has historically been recognized for all deferred tax assets, including indefinite lived ones such as the benefit of the AMT credit.

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

At December 31, 2009, the Company has net operating loss carryforwards (“NOLs”) for federal tax purposes of approximately $302.7 million, which expire in varying amounts between 2018 and 2025. We determined that an ownership change under Section 382 of the Internal Revenue Code of 1986 (“IRC”), as amended, occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.3 million of NOL carryforwards will be available for utilization prior to 2025.

The Company has state net economic losses of approximately $255.6 million, which expire in varying amounts between 2010 and 2020.

The Company has research and development credits of $10.9 million, which expire in varying amounts between 2013 and 2026. The Company has AMT credit carryforwards of approximately $800,000 which are available to reduce regular Federal income taxes, if any, over an indefinite period. The utilization of the research and development credits and the AMT credit carryforwards are subject to limitation under IRC Sections 382 and 383 such that the Company does not expect to recognize any tax benefit from such credits or carryforwards.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The components of deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Tax loss carryforwards	$117,413	$114,571
Tax credits	11,707	9,997
Deferred revenue	463	538
Reserves and accruals	9,413	8,892

Total gross deferred tax assets	138,996	133,998
Valuation allowance	(138,516)	(133,492)

Net deferred tax asset	480	506
Deferred tax liability	—	—

Net deferred tax asset	$480	$506

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance represents the amount necessary to reduce the Company’s gross deferred tax assets to the amount that is more likely than not to be realized. The increase in the valuation allowance was approximately $3.3 million for the year ended December 31, 2009. The decrease in the valuation allowance was $7.8 million for the year ended December 31, 2008, and $5.6 million for the year ended December 31, 2007. The valuation allowance includes deferred tax assets that when realized, may increase equity rather than reduce tax expense. The Company will evaluate this amount when the criteria for recognizing the deferred tax asset relating to these amounts are met. The Company is subject to the limitations of IRC Section 382 beginning in 2008. The Company will be allowed to use approximately $457,000 of NOL carryforwards in each future tax year. Currently, the Company anticipates near-term taxable income to exceed this limitation amount. Therefore, a portion of the valuation allowance related to the NOL carryforward limitation was released at December 31, 2008. The deferred tax asset balance of $480,000 as of December 31, 2009 consists of a current portion of $160,000 and a long-term portion of $320,000 on the balance sheet.

The Company adopted FIN 48 on January 1, 2007. The Company had unrecognized tax benefits of $1.6 million as of the date of adoption. The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2008, the Company had unrecognized tax benefits of $1.8 million. Of the $1.8 million of unrecognized tax benefits at the end of 2009, none would impact the effective tax rate if recognized.

Trimeris is subject to income taxes in the United States and North Carolina. The number of open years varies based on the statute of limitations for each jurisdiction. As of December 31, 2009, all years prior to January 1, 2005 are closed. Currently, Trimeris has no agreements with either taxing authority extending the statute.

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for 2009 and 2008:

	2009	2008
	(in thousands)
Beginning balance	$1,750	$1,712
Additions for tax positions taken during the current year	—	38
Settlements	—	—

Ending balance	$1,750	$1,750

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

During the next 12 months, the Company does not anticipate any significant changes to the total amount of unrecognized tax benefits.

The Company does not accrue interest and penalties related to these unrecognized tax benefits because the unrecognized tax benefits would not result in the cash payment of additional tax.

The reasons for the difference between the actual income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007 and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

	2009	% of Income Before Taxes	2008	% of Income Before Taxes	2007	% of Income Before Taxes
	(dollars in thousands)
Income tax provision at statutory rate	$6,561	35.00%	$2,615	34.00%	$9,730	35.00%
State income taxes, net of federal benefit	—	0.00%	—	0.00%	(407)	(1.47)%
Non-deductible meals and entertainment expenses and other	2	0.01%	1	0.01%	(37)	(0.13)%
Non-deductible compensation	255	1.36%	233	3.03%	234	0.84%
Research credit	—	0.00%	(70)	(0.91)%	—	0.00%
Expiration of stock options and other items	—	0.00%	1,446	18.80%	—	0.00%
Change in federal portion of valuation allowance	3,274	17.47%	(7,755)	(100.84)%	(9,144)	(32.89)%
Change in effective rate	(3,644)	(19.44)%	3,211	41.76%	—	0.00%

Income tax provision (benefit)	$6,448	34.40%	$(319)	(4.15)%	$376	1.35%

7.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “401(k) Plan”) under Section 401 (k) of the Internal Revenue Code covering all employees. Participants may elect a salary reduction from 1% to 75% as a contribution to the 401(k) Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made monthly. The 401(k) Plan permits the Company to match participants’ contributions. During 2009, the Company matched 100% of participants’ contributions with cash. Historically, however, the Company matched up to 100% of a participant’s contributions with Company stock, provided the participant was employed on the last day of the year. The number of shares issued was based on the contributions to be matched divided by the closing price of the Company’s stock on the last trading day of the year. During 2008, 48,000 shares were issued, and compensation expense of $64,000 was recognized. During 2007, 44,000 shares were issued, and compensation expense of $305,000 was recognized. The 401(k) Plan accounts vest ratably based on a participant’s years of service and are fully vested after four years of service.

The normal retirement age shall be the later of a participant’s 65th birthday or the fifth anniversary of the first day of the 401(k) Plan year in which participation commenced. The 401(k) Plan does not have an early retirement provision.

Post-Retirement Health Insurance Continuation Plan

In June 2001, the Company adopted a post-retirement health insurance continuation plan (the “Plan”). Employees who have achieved the eligibility requirements of 60 years of age and 10 years of service are eligible to participate in the Plan. The Plan provides participants the opportunity to continue participating in the Company’s group health plan

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

after their date of retirement. Participants will pay the cost of health insurance premiums for this coverage, less any contributions by the Company; this amount was previously capped at $300 per month per participant. In November 2003, the Plan was amended and the limit on contributions by the Company was changed to up to 50% of the health insurance premium for the employee and his or her spouse.

In December 2007, the Plan was terminated. The remaining liability as of December 31, 2009 was $110,000 and relates to benefit obligations that existed prior to the termination of the Plan.

8.    ROCHE COLLABORATION

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

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amends the terms of both the Development and License Agreement and the Research Agreement (defined below). This amendment states that all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON, shall now belong solely to Trimeris. Following the March 2007 amendment, Roche is only potentially responsible for one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve month sales threshold for FUZEON in the United States and Canada.

Manufacturing Amendment

In 2005, the Company entered into a Manufacturing Amendment with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment amends and supplements the terms of the Development and License Agreement and addresses several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche is responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche is therefore financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the U.S. and Canada. In addition, Roche is responsible for write-offs of all supply chain materials not currently in inventory as of the date of execution of the Manufacturing Amendment and the collaboration’s Joint Steering Committee will determine the schedule for converting supply chain materials that are in inventory as of that date into product.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

The Company exercised its rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. Accordingly, the Company cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are on-going, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease in future periods.

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

In March 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights, joint patents and other intellectual property rights to the NGFI peptides falling under the Research Agreement, which includes the drug candidate, TRI-1144, reverted to Trimeris. As a result of this agreement, the Company accelerated revenue recognition for those milestones being amortized over the length of the research and development period of the NGFI peptides because the period of joint development has ended. The acceleration of these milestones resulted in $8.7 million of additional milestone revenue during the first quarter of 2007.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche—Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On March 3, 2009, Trimeris and the Roche filed invalidity contentions with the court. On December 2, 2009, the Federal Circuit for the Court of Appeals granted the Roche-Trimeris petition for a writ of mandamus and ordered that the case be transferred to the Eastern District of North Carolina. The case was ordered transferred to the Eastern District of North Carolina on December 4, 2009. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

10.    REDUCTION IN WORKFORCE

During November 2006, the Company announced a shift in strategic emphasis and reorganization to focus on FUZEON profitability and research and early stage development.

During March 2007, as a continued part of the shift in strategic emphasis, the Company reduced its workforce by approximately 25% and recognized expense of $4.3 million for severance and other costs in the first quarter of 2007. Of this $4.3 million, $870,000 was related to the acceleration of vesting of restricted stock and is excluded from the table below (see footnote 5 “Stock Based Compensation” for further explanation).

During April 2007, as a continued part of the shift in strategic emphasis, the Company reduced its workforce by approximately 7% and recognized expense of $77,000 for severance and other costs in the second quarter of 2007.

During December 2007, the Company implemented a reduction in force in connection with its 2008 strategic plan. The 2008 strategic plan was designed to maximize cash flows from FUZEON, while also advancing TRI-1144 to a value creating milestone. In connection with the strategic plan and as a result of the reduction in force, the Company will no longer staff any research and development functions. The Company recognized expense of $1.7 million for severance and other costs during 2007 related to this 2008 strategic plan. Severance payments were related to this reduction in force were completed during 2009.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

11.    SPECIAL DIVIDEND

On May 8, 2008, the Company’s Board of Directors declared a special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. On August 6, 2008, the Board of Directors approved a downward adjustment to the exercise price of all stock options existing prior to May 22, 2008 of $1.14. The downward adjustment to the exercise price of all stock options had no material impact on the financial statements. On December 9, 2008, the Company’s Board of Directors declared a special cash dividend of $1.00 per share of common stock to stockholders of record on December 19, 2008. The dividend was paid on December 29, 2008. The Board of Directors subsequently approved a downward adjustment to the exercise price of all stock options existing prior to December 19, 2008 of $0.91. The downward adjustment to the exercise price of all stock options had no material impact on the financial statements. The total amount of these 2008 dividends was $55.6 million.

12.    ARIGENE TRANSACTION

On October 2, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arigene Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Arigene”). Under the Merger Agreement Arigene agreed to purchase of all outstanding shares of our common stock at a price per share of $3.60, or an aggregate purchase price of approximately $81 million, via a cash tender offer followed by a merger. We terminated the Merger Agreement effective December 31, 2009, when Arigene, through counsel, informed us that Arigene did not have sufficient funds to consummate the tender offer and subsequent merger pursuant to the Merger Agreement. In connection with granting consent in November, 2009, to an extension of the deadline for consummation of the tender offer, Arigene paid us a $12 million fee, which we will retain, net of taxes and transaction, advisors’ and legal fees incurred in connection with entering into the Merger Agreement. As of December 31, 2009, in connection with the transaction, we incurred approximately $2.3 million in fees and expenses payable to our advisor, Goldman Sachs, Inc. and approximately $1.0 million in legal fees payable to the company’s outside legal advisors. This amount is recorded under the caption “Reverse Termination Fee, Net,” on the income statement and “Accrued Expenses” on the balance sheet for the year ending December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

March 16, 2010	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARTIN MATTINGLY Martin A. Mattingly	Chief Executive Officer and Director	March 16, 2010

/s/ ANDREW L. GRAHAM Andrew L. Graham	Chief Financial Officer and Secretary (principal accounting officer)	March 16, 2010

/s/ ARTHUR B. COHEN Arthur B. Cohen	Director	March 16, 2010

/s/ STEPHEN R. DAVIS Stephen R. Davis	Director	March 16, 2010

/s/ FELIX J. BAKER Felix J. Baker	Director	March 16, 2010

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 16, 2010

/s/ BARRY D. QUART Barry D. Quart, PharmD.	Director	March 16, 2010

/s/ JAMES THOMAS James Thomas	Director	March 16, 2010

/s/ JOSEPH P. HEALEY Joseph P. Healey	Director	March 16, 2010

EXHIBIT INDEX

(a)	Exhibits

3.1(n)	Second Amended and Restated Bylaws of the Registrant.

3.2(n)	Fifth Amended and Restated Certificate of Incorporation of the Registrant.

4.1*	Specimen certificate for shares of Common Stock.

4.2(n)	Description of Capital Stock (contained in the Fifth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1*	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2(p)	Trimeris, Inc. Amended and Restated Stock Incentive Plan. †

10.3*	Trimeris, Inc. Employee Stock Purchase Plan. †

10.4*	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.5*	Form of Indemnification Agreements.

10.6*	License Agreement dated September 9, 1997 between the Registrant and The New York Blood Center.

10.7(e)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan. †

10.8(e)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan. †

10.9(a)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.10(a)	Financing Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.11(a)	Registration Rights Agreement between Trimeris, Inc. and Roche Finance Ltd. dated as of July 9, 1999.

10.12(g)	Sublease Termination Agreement between Trimeris, Inc. and PPD Development, LP dated April 1, 2009.

10.13(b)	Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.14(c)	Form of Purchase Agreement dated as of May 7, 2001 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.15(h)	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated November 13, 2003. (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.16(d)	Form of Purchase Agreement dated as of January 23, 2002 by and between Trimeris, Inc. and the purchasers set forth on the signature page thereto.

10.17(f)	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004 by and between Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

10.18(i)	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.19(j)	Letter Agreement between Trimeris, Inc. and Roche Laboratories, Inc. dated May 12, 2005 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

S-1

10.20(k)	License Agreement between The Regents of the University of California and Hoffman-La Roche Inc. and Trimeris, Inc. for Method for Preventing and Treating a Viral Condition by Inhibiting Membrane Fusion dated June 27, 2005 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.21(l)	Letter of Amendment with F. Hoffman-La Roche, Ltd. and Hoffman-La Roche Inc. dated September 2, 2005 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.22(n)	Trimeris, Inc. Incentive Pay Plan. †

10.23(o)	Second Amendment to the Research Agreement between F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc. and Trimeris, Inc. (effective as of December 31, 2005).

10.24(p)	Amended and Restated Severance Pay Plan, effective December 3, 2006.

10.25(q)	Third Amendment to the Research Agreement between F. Hoffman-La Roche, Ltd. and Hoffman-La Roche Inc. and Trimeris, Inc. (effective as of August 15, 2006).

10.26(r)	Letter of Agreement between Trimeris, Inc. and F. Hoffman-La Roche, Ltd. dated March 13, 2007.

10.27(s)	Letter Agreement between Trimeris, Inc. and Roche Laboratories Inc., dated October 5, 2007.

10.28(t)	Executive Employment Agreement by and between Trimeris, Inc. and Martin A. Mattingly dated November 14, 2007 .†

10.29(u)	Executive Employment Agreement by and between Trimeris, Inc. and Andrew L. Graham dated January 24, 2008. †

10.30(u)	Executive Employment Agreement by and between Trimeris, Inc. and Michael A. Alrutz dated January 24, 2008. †

10.31(v)	Trimeris, Inc. 2007 Stock Incentive Plan. †

10.32(v)	Trimeris, Inc. 2007 Stock Incentive Plan—form of Option Agreement. †

10.33(v)	Trimeris, Inc. 2007 Employee Stock Purchase Plan. †

23.1	Consent of Ernst and Young LLP

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.
(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001.
(c)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on May 11, 2001.
(d)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2002.

S-2

(e)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.
(f)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 9, 2004.
(g)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on May 18, 2009.
(h)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Commission on October 15, 2004.
(i)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 filed with the Commission on October 15, 2004.
(j)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on May 12, 2005.
(k)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on June 27, 2005.
(l)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 26, 2005.
(m)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Commission on November 8, 2005.
(n)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2006.
(o)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on February 21, 2006.
(p)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on December 7, 2006.
(q)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 7, 2006.
(r)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 16, 2007.
(u)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on October 11, 2007.
(v)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on November 20, 2007.
(w)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2008.
(x)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 17, 2008.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.

S-3