Form 10-Q
period 2010-03-31
TRIMERIS INC
filed 2010-05-07
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

    Yes  ☐     No   ☒

The number of shares outstanding of the registrant’s common stock as of May 3, 2010 was 22,349,841.

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

March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$47,652	$47,420
Investment securities available-for-sale	—	1,020
Accounts receivable - Roche	2,395	2,465
Deferred tax asset	160	160
Prepaid expenses	272	157

Total current assets	50,479	51,222

Other assets:
Patent costs, net	2,311	2,117
Advanced payment - Roche	6,155	6,403
Deposits and other assets	189	196
Deferred tax asset	320	320

Total other assets	8,975	9,036

Total assets	$59,454	$60,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$219	$—
Taxes payable	656	3,012
Accrued compensation - short-term	169	13
Deferred revenue – Roche	265	265
Accrued expenses	2,698	2,727

Total current liabilities	4,007	6,017

Deferred revenue - Roche	973	1,039
Accrued marketing costs	18,593	18,528
Accrued compensation-long-term	97	142

Total liabilities	23,670	25,726

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and	—	—
outstanding
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,350 shares issued and outstanding	22	22
Additional paid-in capital	357,956	357,691
Accumulated deficit	(322,368)	(323,356)
Accumulated other comprehensive income	174	175

Total stockholders’ equity	35,784	34,532

Total liabilities and stockholders’ equity	$59,454	$60,258

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenue:
Milestone revenue	$66	$66
Royalty revenue	1,905	1,969
Collaboration income	1,161	2,442

Total revenue and collaboration income	3,132	4,477

Operating expenses:
General and administrative	1,432	1,434

Total operating expenses	1,432	1,434

Operating income	1,700	3,043

Other income (expense):
Interest income	14	164
Gain on investments	—	34
Interest expense	(65)	(64)

Total other income (expense)	(51)	134

Income before taxes	1,649	3,177
Income tax provision	661	1,044

Net income	$988	$2,133

Basic net income per share	$0.04	$0.10

Diluted net income per share	$0.04	$0.10

Weighted average shares used in basic per share computations	22,320	22,249

Weighted average shares used in diluted per share computations	22,323	22,249

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$988	$2,133
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposal of equipment	—	(23)
Patent costs expensed	108	106
Amortization of deferred revenue – Roche	(66)	(66)
Stock compensation expense	265	279
Accrued marketing costs	65	64
Changes in operating assets and liabilities:
Accounts receivable – Roche	70	394
Other receivables	—	(2)
Prepaid expenses	(115)	(1,681)
Advanced payment – Roche	248	(98)
Deposits and other assets	—	(12)
Accounts payable	219	1,130
Taxes payable	(2,356)	—
Accrued compensation	111	(356)
Accrued expenses	(29)	(351)

Net cash (used in)provided by operating activities	(492)	1,517

Cash flows from investing activities:
Sales of investment securities available-for-sale	—	650
Maturities of investment securities available-for-sale	1,019	2,352
Proceeds from the sale of equipment	—	23
Patent costs	(295)	(97)

Net cash provided by investing activities	724	2,928

Net cash (used in) provided by financing activities	—	—

Net increase in cash and cash equivalents	232	4,445
Cash and cash equivalents, beginning of period	47,420	14,389

Cash and cash equivalents, end of period	$47,652	$18,834

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (“Trimeris” or the “Company”) is a biopharmaceutical company primarily engaged in the commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), Trimeris’ first commercial product, T-20, and Trimeris’ development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three months ended March 31, 2010 and March 31, 2009. The Development and License Agreement also provides substantially all of the Company’s collaboration and milestone revenue. Substantially all of the accounts receivable at March 31, 2010 and December 31, 2009 is comprised of receivables from Roche under the Development and License Agreement.

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 16, 2010.

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

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”), Topic 260, “Earnings Per Share,” basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2010 and March 31, 2009 (in thousands, except per share amounts):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Numerator:
Net income	$988	$2,133

Denominator:
Weighted average common shares	22,320	22,249

Denominator for basic calculation	22,320	22,249
Restricted stock and restricted stock units	3	—

Denominator for diluted calculation	22,323	22,249

Net income per share:
Basic	$0.04	$0.10

Diluted	$0.04	$0.10

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2010 and March 31, 2009, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2.3 million and 2.5 million, respectively.

At March 31, 2010, there were options to purchase 2,300,000 shares of common stock and there were 30,000 shares of restricted stock outstanding. At March 31, 2009, there were options to purchase 2,500,000 shares of common stock, 30,000 shares of restricted stock/restricted stock units and warrants to purchase 362,000 shares of common stock outstanding.

3. ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into a Development and License Agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. The Development and License Agreement has been amended several times; most recently in March 2007, the agreement was amended to cover only the development and commercialization of FUZEON. The Development and License Agreement will effectively terminate upon the expiration of the last relevant patent covering FUZEON which is expected to occur in 2021.

The Development and License Agreement, as amended, grants Roche an exclusive, worldwide license for FUZEON. Under this agreement, a joint management committee consisting of members from the Company and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. In addition, the Development and License Agreement gives Roche significant control over important aspects of the commercialization of FUZEON, including but not limited to pricing, sales force activities and promotional activities. Under the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement of the Company.

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amended the terms of both the Development and License Agreement and the Research Agreement. This amendment provided that all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON, would now belong solely to the Company. Following the March 2007 amendment, Roche is responsible for only one remaining $5.0 million milestone under the Development and License Agreement payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada.

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profit from the sale of FUZEON in the United States and Canada equally with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing, and other expenses and post-marketing commitments related to the sale of FUZEON resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $7.2 million and $10.0 million during the three months ended March 31, 2010 and March 31, 2009, respectively. During the three months ended March 31, 2010 and March 31, 2009, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the

Company’s share of operating profit from the sale of FUZEON in the United States of $1.2 million and $2.4 million, respectively. Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses for that year. Based on certain terms of the Development and License Agreement, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date that the Company now estimates to be in 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, and is increasing the liability over time to the expected payment amount. For the three months ended March 31, 2010 and March 31, 2009, the Company increased the recorded liability by $65,000 and $64,000, respectively, for accretion of interest. The total liability of $18.6 million and $18.5 million at March 31, 2010 and December 31, 2009 is reflected on the Company’s balance sheets under the caption “Accrued marketing costs.”

The accrued marketing costs apply only to the 2004 FUZEON marketing costs; with respect to both 2010 and 2009, there are no accrued marketing costs.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, which set forth certain rights and responsibilities that the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company was obligated to pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period which ended in 2009. As a result, Roche no longer includes the depreciation related to the manufacturing facility in cost of goods sold.

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is reviewed on an annual basis. Following such review, the Company’s contribution is adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. The Company expects its required contribution to be approximately $12.1 million, all of which has been paid as of March 31, 2010. No further capital improvement payments are due or expected to become due.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. The Company’s share of this credit was approximately $1.9 million through the three months ended March 31, 2010. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue of $1.9 million and $2.0 million were recognized during the three months ended March 31, 2010 and March 31, 2009, respectively.

Development Expenses

Under the Development and License Agreement, the Company and Roche share development costs for FUZEON equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and Trimeris pays Roche on a 50/50 basis. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Pursuant to FASB ASC Topic 808 “Collaborative Arrangements” (“ASC 808”), all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. We expect Roche’s development costs to continue to decline as substantially all activities have been completed.

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

The table below presents the Company’s OCI for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income	$988	$2,133
Unrealized (loss)/gain on securities available-for-sale	(1)	118

Other comprehensive income (OCI)	$987	$2,251

5. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities, which consist of corporate bonds, are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized. The Company did not have any available-for-sale securities for the three months ended March 31, 2010.

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

The following tables sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under ASC 820 as of March 31, 2010 and March 31, 2009:

March 31, 2010

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- Observable Inputs (Level 3)
Money market funds	$47,652	$47,652	$—	$—

Total as of March 31, 2010	$47,652	$47,652	$—	$—

March 31, 2009

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- observable Inputs (Level 3)
Money market funds	$21,299	$18,834	$2,465	$—
Corporate and euro dollar bonds	8,206	8,206	$—	$—
Medium and short-term notes	3,633	3,633	$—	$—

Total as of March 31, 2009	$33,138	$30,673	$2,465	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

6. INCOME TAXES

We recognized income tax expense of $661,000 and $1,044,000 for the three months ended March 31, 2010 and March 31, 2009. For 2010, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 39.7%.

At December 31, 2009, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $302.7 million, which expire in varying amounts between 2018 and 2025. We have determined that an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.3 million of NOL carryforwards will be available for utilization prior to 2025.

As of March 31, 2010, the Company recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of the Company’s federal net operating loss carryovers. In the future, the Company may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last eleven quarters of profitability and forecasts. The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which the Company generated prior to achieving profitability.

7. COMMITMENTS AND CONTINGENCIES

Under the Development and License Agreement, Trimeris shares equally with Roche the future development expenses for FUZEON for the United States and Canada. We expect Roche’s development costs to continue to decline as substantially all activities have been completed.

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, we received formal service of the complaint in this case and on May 29, 2008, Trimeris filed with Roche an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, we filed with Roche a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Trimeris filed with Roche a reply in support of its motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Trimeris filed with Roche a renewed motion to transfer. On March 3, 2009, Trimeris filed with Roche invalidity contentions with the court. On December 2, 2009, the Federal Circuit for the Court of Appeals granted the Roche-Trimeris petition for a writ of mandamus and ordered that the case be transferred to the Eastern District of North Carolina. The case was ordered transferred to the Eastern District of North Carolina on December 4, 2009. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

8. ARIGENE TRANSACTION

On October 2, 2009, Trimeris entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arigene Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Arigene”). Under the Merger Agreement Arigene agreed to purchase all outstanding shares of Trimeris’ common stock at a price per share of $3.60, or an aggregate purchase price of approximately $81 million, via a cash tender offer followed by a merger. Trimeris terminated the Merger Agreement effective December 31, 2009, when Arigene, through counsel, informed us that Arigene did not have sufficient funds to consummate the tender offer and subsequent merger pursuant to the Merger Agreement. In connection with granting consent in November, 2009, to an extension of the deadline for consummation of the tender offer, Arigene paid Trimeris a $12 million fee, which Trimeris has retained, net of taxes and transaction, advisors’ and legal fees incurred in connection with entering into the Merger Agreement. As of December 31, 2009, in connection with the transaction, we incurred approximately $2.3 million in fees and expenses payable to Trimeris’ advisor, Goldman Sachs, Inc. and an additional $1 million in legal fees payable to the company’s outside legal advisors. This amount is included under the caption”Accrued Expenses” on the balance sheet as of March 31, 2010.

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

For the first quarter of 2010, the Company recorded net income of $1.0 million, or $0.04 per share, compared to $2.1 million or $0.10 per share, in the first quarter of 2009. This result was primarily driven by decreased FUZEON® sales and a credit to cost of goods sold included in collaboration income in the first quarter of 2009.

Outlook for 2010

During 2010, we will continue to execute the strategic plan implemented during 2008. Our main focus during 2010 will be on managing profitability, as we expect that FUZEON sales will continue to see pressure. For 2010, our focus will primarily be on the following areas:

•	Strategic Alternatives – We will continue to evaluate strategic alternatives to enhance stockholder value.

•	Profitability – We will focus our efforts on maintaining profitability based on FUZEON sales.

•

Cost of Goods Sold – In 2008 we exercised our rights under the Development and License Agreement and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. The negotiations were ongoing throughout 2009 and continue today. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are ongoing, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease in future periods.

•

Competition – We believe that weekly prescription trends for FUZEON will moderately decline in 2010 as compared to 2009. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens.

•

FUZEON Sales and Marketing – We believe that our selling and marketing expense in 2010 will be lower than 2009, as we expect that Roche will no longer field a sales force marketing FUZEON after June 2010.

•

Novartis Litigation – We, along with our partner Roche, will continue to work with outside counsel to come to the most expedient and satisfactory resolution of the patent infringement suit brought by Novartis.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Revenues

The table below presents our revenue sources for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2010	2009
Milestone revenue	$66	$66	$—
Royalty revenue	1,905	1,969	(64)
Collaboration income	1,161	2,442	(1,281)

Total revenue and collaboration income	$3,132	$4,477	$(1,345)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of March 31, 2010. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved	Total Revenue Recognized Through March 31, 2010	Revenue Recognized for the Three Months Ended March 31, 2010	End of Recognition Period
	$2,500	June 2003	$1,570	$50	November 2014
	750	June 2004	442	16	November 2014

Total	$3,250		$2,012	$66

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the three months ended March 31, 2010 and March 31, 2009, were $17.3 million and $17.8 million, respectively. The decline in royalty revenue reflects decreased sales of FUZEON outside the United States and Canada.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. As demonstrated in the table and discussed below, the decline in collaboration income for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 reflects significantly lower FUZEON sales in the United States and Canada, higher sales adjustments and an increased cost of goods sold partially offset by lower selling and marketing expenses, as well as lower development costs. Under our Development and License Agreement with Roche, we share gross profit equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003. FUZEON sales have been significantly impacted by the market introduction of three new oral HIV agents in late 2007 and early 2008.

	Three Months Ended March 31,
(dollars in thousands)	2010	2009	Change
Gross FUZEON sales by Roche	$10,870	$12,163	$(1,293)
Less sales adjustments	(3,676)	(2,208)	(1,468)
Sales adjustments as a % of Gross Sales	34%	18%

Net sales	7,194	9,955	(2,761)
Cost of goods sold	(3,350)	(1,322)	(2,028)
Cost of goods sold as a % of Net Sales	47%	13%

Gross profit	3,844	8,633	(4,789)
Gross profit as a % of Net Sales	53%	87%
Selling and marketing expenses	(1,151)	(2,977)	1,826
Roche development expenses	(57)	(583)	526
Other costs	(207)	(674)	467

Total shared profit	2,429	4,399	(1,970)
Trimeris share *	1,214	2,521	(1,307)
Costs exclusive to Trimeris	(53)	(79)	26

Collaboration income	$1,161	$2,442	$(1,281)

*	During 2009, we exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s share of the collaboration income was not equal to Roche’s share of such collaboration income in the first quarter of 2009.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits shipped to wholesalers in the U.S. and Canada during 2010 and 2009.

Kits Shipped	2010	2009
Q1	4,200	5,000
Q2	—	4,800
Q3	—	5,500
Q4	—	4,700

Total	4,200	20,000

Sales adjustments: Sales adjustments are recorded by Roche based on Roche’s experience with selling FUZEON. Based on discussions with Roche, we expect sales adjustments for 2010 to fall within a range of 20% to 25% of gross sales for 2010 as compared to 21 % for 2009. Sales adjustments for the first quarter of 2010 were higher than expected as a result of a one-time adjustment to the returns reserve in order to account for the liability related to inventory in the sales channel.

Cost of goods sold: The Company entered into negotiations with Roche, in accordance with the Development and License Agreement, related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. These negotiations are ongoing today. Accordingly, the Company cannot predict the outcome of negotiations with respect to cost of goods sold for 2008 and 2009, and as a result, accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future or be certain when a final resolution will be reached. Depending upon the resolution of the Company’s negotiations with Roche, cost of goods sold may increase or decrease in future periods.

During 2008, the Company recorded a reserve for 2008 excess capacity charges in the amount of $4.1 million to be shared equally between Roche and the Company. In the first quarter of 2009, Roche informed the Company that actual excess capacity charges for 2008 were $1.9 million. The difference of $2.2 million has been recorded as a credit (reduction to) to cost of goods sold for the first quarter of 2009. The Company’s share of this credit was $1.1 million. The Company is disputing with Roche the remainder of the excess capacity charges for 2008 and 2009. The resolution of this dispute may result in an additional credit to cost of goods sold for the collaboration in future periods.

Selling and marketing expenses: Selling and marketing expenses for the three months ended March 31, 2010 were lower than those for the three months ended March 31, 2009 as Roche has reduced its selling and marketing efforts. We believe that our selling and marketing expense in 2010 will be lower than 2009 as we expect that there will no longer be a sales force marketing FUZEON after June 2010.

During 2009, we exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s share of the collaboration income was not equal to Roche’s share of such collaboration income in the first quarter of 2009.

Roche development expenses: Under the Development and License Agreement, development costs for FUZEON are shared equally with Roche. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Roche holds the Investigational New Drug (“IND”) and the New Drug Application (“NDA”) for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. We expect Roche’s development costs to continue to decline as substantially all activities have been completed.

Other costs: Other costs for the three months ended March 31, 2010 and March 31, 2009 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2010	2009
Total general and administrative expenses	$1,432	$1,434	$(2)

Total general and administrative expenses for the three months ended March 31, 2010 were comparable to the three months ended March 31, 2009.

We expect general and administrative expenses to decrease in 2010, when compared to 2009, as a result of a decrease in general business activities.

Other Income (Expense): The table below presents our other income (expense) for the three months ended March 31, 2010 and March 31, 2009.

	Three Months Ended March 31,
(in thousands)	2010	2009	Increase (Decrease)

Interest income	$14	$164	$(150)
Gain/(Loss) on investments	—	34	(34)
Interest expense	(65)	(64)	(1)

Total other income, net	$(51)	$134	$(185)

Interest income decreased for the three months ended March 31, 2010 primarily due to lower interest rates within the Company’s investment portfolios.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses for that year. Based on certain terms of the Development and License Agreement, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date that the Company now estimates to be in 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, and is increasing the liability over time to the expected payment amount. For the three months ended March 31, 2010 and March 31, 2009, the Company increased the recorded liability by $65,000 and $64,000, respectively, for accretion of interest. The total liability of $18.6 million and $18.5 million at March 31, 2010 and December 31, 2009 is reflected on our condensed balance sheet.

Income Tax Provision

We recognized income tax expense of $661,000 at March 31, 2010 compared to income tax expense of $1,044,000 at March 31, 2009. For 2010, the Company believes, based on current estimates, that the effective annual blended tax rate is approximately 39.7%.

At December 31, 2009, the Company had net operating loss carryforwards (“NOLs”) for federal tax purposes of approximately $302.7 million, which expire in varying amounts between 2018 and 2025. We have determined that an ownership change as defined under Section 382 of the Code occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.3 million of NOL carryforwards will be available for utilization prior to 2025.

In the first quarter of 2010, we recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of our federal net operating loss carryovers. In the future, we may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last eleven quarters of profitability and forecasts. At the end of the first quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which we generated prior to achieving profitability.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

	Three Months Ended March 31,
(in thousands)	2010	2009
Net cash (used in) provided by operating activities	$(492)	$1,517
Net cash provided by investing activities	724	2,928
Net cash( used in) provided by financing activities	—	—

Net increase in cash and cash equivalents	232	4,445
Cash and cash equivalents, beginning of period	47,420	14,389

Cash and cash equivalents, end of period	$47,652	$18,834

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the three months ended March 31, 2010, cash provided by operating activities decreased primarily as a result of the following:

•	decreased payments from Roche as a result of decreased FUZEON sales offset, in part, by lower selling and marketing expenses ; and

•	increased tax payments resulting from the Arigenetransaction.

During the remainder of 2010, cash provided by operating activities will depend on several factors, primarily the sales, cost of sales and commercialization expenses and post-marketing commitments related to the sale of FUZEON (profitability of the collaboration with Roche), and expenses related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

Investing Activities. The amount provided by investing activities for the three months ended March 31, 2010 and March 31, 2009 primarily relates to the net maturities of investment securities available-for-sale. The maturity of investment securities available-for-sale was due to the normal maturities of investments.

During the remainder of 2010, cash provided by investing activities will depend primarily on the net purchases/maturities of investments. We do not expect to purchase any property and equipment in 2010. We expect patent costs in 2010 to approximate the spending in 2009.

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of March 31, 2010, we had $47.7 million in cash and cash equivalents and investment securities available-for-sale, compared to $48.4 million as of December 31, 2009.

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

Contractual Obligations. The following table summarizes our material contractual commitments at March 31, 2010 for the remainder of 2009 and subsequent years (in thousands):

Contractual Obligation*	2010	2011	2012	2013	2014	Thereafter	Total
Other long-term liabilities reflected on the Balance Sheet *	$—	$—	$—	$—	$—	$22,204	$22,204

Total	$—	$—	$—	$—	$—	$22,204	$22,204

*	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses for that year. Based on certain terms of the Development and License Agreement, the Company’s share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date that the Company now estimates to be in 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, and is increasing the liability over time to the expected payment amount. During the three months ended March 31, 2010, we increased this liability by $65,000. The total liability of $18.6 million at March 31, 2010, is reflected on our condensed balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term. During the three months ended March 31, 2010 and March 31, 2009, we expended approximately $53,000 and $79,000, respectively, related to this obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010. As of the date of the filing of this Quarterly Report, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Cautionary Statements Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q and any attachments may contain forward-looking information about the Company’s financial results and business prospects that involve substantial risks and uncertainties. These statements can be identified by the fact that they use words such as “expect”, “project”, “intend”, “plan”, “believe” and other words and terms of similar meaning. Among the factors that could cause actual results to differ materially are the following: there is uncertainty regarding the success of research and development activities, regulatory authorizations and product commercializations; we are dependent on third parties for the sale, marketing and distribution of FUZEON; the market for HIV therapeutics is very competitive with regular new product entries that could affect the sale of our products; the results of our previous clinical trials are not necessarily indicative of any future clinical trials the Company may undertake; and our drug candidates are based upon novel technology, are difficult and expensive to manufacture and may cause unexpected side effects. For a detailed description of these factors, see the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.

Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We disclaim any current intention or obligation to update any forward-looking statements or any of the factors that may affect actual results. See “Risk Factors,” in Part II -Item 1A in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for further discussion regarding some of the reasons that actual results may be materially different from those that we anticipate.

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

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. The Company did not have any available-for-sale securities for the three months ended March 31, 2010 as all of our cash was invested in money market funds.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Novartis Patent Lawsuit

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

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, the Company received formal service of the complaint in this case and on May 29, 2008, Roche and Trimeris filed an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, Roche and Trimeris filed a motion to transfer venue to the Eastern District of North Carolina or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Roche and Trimeris filed a reply in support of Trimeris’ motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Roche and Trimeris filed a renewed motion to transfer. On February 3, 2009, the Court denied the renewed Roche and Trimeris requests for transfer. On March 3, 2009, Trimeris and the Roche filed invalidity contentions with the court. On May 18, 2009, Roche and Trimeris filed motions for summary judgment. On June 12, 2009, Roche and Trimeris filed a motion for reconsideration of the order denying transfer. On August 3, 2009, the Court issued an order denying the Roche and Trimeris motion for reconsideration of the order denying transfer. On August 25, 2009, Trimeris and Roche filed a petition for a writ of mandamus with the Federal Circuit to direct the Court to vacate its order, dated February 3, 2009, denying a transfer of venue to the Eastern District of North Carolina and its order, dated August 3, 2009, denying Roche and Trimeris’ motion for reconsideration; and to transfer this case to the United States District Court for the Eastern District of North Carolina. On September 14, 2009, Novartis filed an opposition to the petition for writ of mandamus with the Federal Circuit. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking unspecified money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

Dismissed Shareholder Action Related to Arigene Transaction

On October 2, 2009, we entered into the Merger Agreement with Arigene. Under the Merger Agreement, Arigene agreed to purchase of all outstanding shares of our common stock at a price per share of $3.60, or an aggregate purchase price of approximately $81 million, via a cash tender offer followed by a merger (the “Offer”). On October 21, 2009, a purported class action lawsuit, Robert Haas v. Martin Mattingly, et. al., was filed in the United States District Court for the Middle District of North Carolina (the “Court”). This action was purported to be on behalf of all of our public stockholders and named as defendants the members of our Board of Directors. The complaint alleged that members of the Board violated the Exchange Act and SEC rules by failing to disclose in SEC filings material information regarding the Offer. The relief sought in the complaint was, among other things, an injunction against the Offer and dissemination of a revised Solicitation/Recommendation Statement.

On November 10, 2009, we executed a Memorandum of Understanding (the MOU”) with counsel for the plaintiff pursuant to which, inter alia, we would make additional public disclosures and all claims in the action would be dismissed in accordance with the terms of the MOU. The settlement was subject to negotiation of definitive settlement documentation, approval of the Court and was conditioned upon consummation of the Merger. Following termination of the Merger Agreement with Arigene on December 31, 2009, plaintiff’s counsel filed a notice of dismissal with the Court on February 3, 2010 and the case was subsequently dismissed.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since the filing of our most recent 10-K. Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks that should be considered in evaluating our Company and our business:

•	We derive substantially all our income from the sales of FUZEON. If we are unable to sustain sales above a critical threshold, our business will suffer and may become unprofitable.

•	We face intense competition in our efforts to increase sales of FUZEON. If we are unable to compete successfully, our business will suffer.

•	If FUZEON does not maintain or increase its market acceptance, our business will be materially harmed.

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

•	In order to remain profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of FUZEON or expend significant resources to develop these capabilities.

•	If sufficient amounts of FUZEON, cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected.

•	HIV is likely to develop resistance to FUZEON and our drug candidateTRI-1144, which could adversely affect demand for FUZEON or our drug candidate TRI-1144 and harm our competitive position.

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

•	If we cannot maintain arrangements with third parties for the manufacturing of FUZEON, we will not remain profitable.

•	If Roche or our manufacturing partners do not maintain good manufacturing practices, it could negatively impact our ability to obtain regulatory approvals and commercialize FUZEON.

•

We depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement. If we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed.

•	The intellectual property of our competitors or other third parties may materially harm our business or prevent us from developing or commercializing our drug candidate TRI-1144.

•	Uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

•	If the testing or use of FUZEON or our drug candidate – TRI-1144 harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

•

Our quarterly operating results are subject to fluctuations. If our operating results for a particular period deviate from the levels expected by securities analysts and investors, it could adversely affect the market price of our common stock.

•	If we are unable to maintain internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, our stock price could be materially harmed.

•

We rely on our collaborative partner Roche to timely deliver important financial information relating to FUZEON sales and expenses. In the event that this information is inaccurate, incomplete or not timely we will not be able to meet our financial reporting obligations as required by the SEC.

•

Our charter requires us to indemnify our officers and directors to the fullest extent permitted by law, which obligates us to make potentially substantial payments and to incur significant insurance-related expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

Not	applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

(a)	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trimeris, Inc.
(Registrant)

May 7, 2010	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

May 7, 2010	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer.