Form 10-Q
period 2010-06-30
TRIMERIS INC
filed 2010-08-12
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2010 was 22,349,841.

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

TRIMERIS, INC.

FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value) (unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$46,880	$47,420
Investment securities available-for-sale	—	1,020
Accounts receivable - Roche	2,541	2,465
Deferred tax asset	160	160
Prepaid expenses	242	157

Total current assets	49,823	51,222

Other assets:
Patent costs, net	2,444	2,117
Advanced payment - Roche	5,911	6,403
Deposits and other assets	184	196
Deferred tax asset	320	320

Total other assets	8,859	9,036

Total assets	$58,682	$60,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102	$—
Taxes payable	633	3,012
Accrued compensation - short-term	284	13
Deferred revenue – Roche	265	265
Accrued expenses	359	2,727

Total current liabilities	1,643	6,017

Deferred revenue - Roche	907	1,039
Accrued marketing costs	18,658	18,528
Accrued compensation-long-term	96	142

Total liabilities	21,304	25,726

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,350 shares issued and outstanding	22	22
Additional paid-in capital	358,205	357,691
Accumulated deficit	(321,023)	(323,356)
Accumulated other comprehensive income	174	175

Total stockholders’ equity	37,378	34,532

Total liabilities and stockholders’ equity	$58,682	$60,258

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Milestone revenue	$66	$66	$132	$132
Royalty revenue	1,616	2,141	3,521	4,110
Collaboration income	1,579	1,411	2,740	3,853

Total revenue and collaboration income	3,261	3,618	6,393	8,095

Operating expenses:
General and administrative	1,135	1,679	2,567	3,136
Gain on disposal of equipment	—	—	—	(23)

Total operating expenses	1,135	1,679	2,567	3,113

Operating income	2,126	1,939	3,826	4,982

Other income (expense):
Interest income	19	115	33	279
Gain on investments	—	23	—	57
Interest expense	(65)	(64)	(130)	(128)

Total other income (expense)	(46)	74	(97)	208

Income before taxes	2,080	2,013	3,729	5,190
Income tax provision	735	735	1,396	1,779

Net income	$1,345	$1,278	$2,333	$3,411

Basic net income per share	$0.06	$0.06	$0.10	$0.15

Diluted net income per share	$0.06	$0.06	$0.10	$0.15

Weighted average shares used in basic per share computations	22,320	22,320	22,320	22,285

Weighted average shares used in diluted per share computations	22,326	22,320	22,327	22,285

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,333	$3,411
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposal of equipment	—	(23)
Patent/license amortization	227	204
Amortization of deferred revenue – Roche	(132)	(132)
Stock compensation expense	514	558
Accrued marketing costs	130	128
Changes in operating assets and liabilities:
Accounts receivable - Roche	(77)	304
Other receivables	—	8
Prepaid expenses	(85)	248
Advanced payment - Roche	492	(196)
Deposits and other assets	—	105
Accounts payable	102	(20)
Taxes payable	(2,379)	—
Accrued compensation	225	(652)
Accrued expenses	(2,368)	(1,196)

Net cash (used in) provided by operating activities	(1,018)	2,747

Cash flows from investing activities:
Sales of investment securities available-for-sale	—	650
Maturities of investment securities available-for-sale	1,019	8,439
Proceeds from the sale of equipment	—	23
Patent costs	(541)	(411)

Net cash provided by investing activities	478	8,701

Net cash (used in) provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(540)	11,448
Cash and cash equivalents, beginning of period	47,420	14,389

Cash and cash equivalents, end of period	$46,880	$25,837

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

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the six months ended June 30, 2010 and June 30, 2009. The Development and License Agreement also provides substantially all of the Company’s collaboration and milestone revenue. Substantially all of the accounts receivable at June 30, 2010 and December 31, 2009 are comprised of receivables from Roche under the Development and License Agreement.

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

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”), Topic 260, “Earnings Per Share,” basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2010 and June 30, 2009 (in thousands, except per share amounts):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Numerator:
Net income	$1,345	$1,278	$2,333	$3,411

Denominator:
Weighted average common shares	22,320	22,320	22,320	22,285

Denominator for basic calculation	22,320	22,320	22,320	22,285
Restricted stock and restricted stock units	6	—	7	—

Denominator for diluted calculation	22,326	22,320	22,327	22,285

Net income per share:
Basic	$0.06	$0.06	$0.10	$0.15

Diluted	$0.06	$0.06	$0.10	$0.15

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and six months ended June 30, 2010 and June 30, 2009, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 1.8 million and 2.1 million, respectively.

At June 30, 2010, there were options to purchase 2,100,000 shares of common stock and there were 30,000 shares of restricted stock outstanding. At June 30, 2009, there were options to purchase 2,100,000 shares of common stock, 30,000 shares of restricted stock/restricted stock units and warrants to purchase 362,000 shares of common stock outstanding.

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

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profit from the sale of FUZEON in the United States and Canada equally with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing, and other expenses and post-marketing commitments related to the sale of FUZEON resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Total net sales of FUZEON in the United States and Canada were $15.2 million and $19.7 million during the six months ended June 30, 2010 and June 30, 2009, respectively. Total net sales of FUZEON in the United States and Canada were $8.0 million and $9.7 million during the three months ended June 30, 2010 and June 30, 2009, respectively. During the six months ended June 30, 2010 and June 30, 2009, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $2.7 million and $3.9 million, respectively. During the three months ended June 30, 2010 and June 30, 2009, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $1.6 million and $1.4 million, respectively. Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

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

Accrued Marketing Costs

The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses for that year. Based on certain terms of the Development and License Agreement, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date that the Company now estimates to be in 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, and is increasing the liability over time to the expected payment amount. For the six months ended June 30, 2010 and June 30, 2009, the Company increased the recorded liability by $130,000 and $128,000, respectively, for accretion of interest. For the three months ended June 30, 2010 and June 30, 2009, the Company increased the recorded liability by $65,000 and $64,000, respectively, for accretion of interest. The total liability of $18.7 million and $18.5 million at June 30, 2010 and December 31, 2009 is reflected on the Company’s balance sheets under the caption “Accrued marketing costs.” The accrued marketing costs apply only to the 2004 FUZEON marketing costs; with respect to both 2010 and 2009, there are no accrued marketing costs.

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

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is reviewed on an annual basis. Following such review, the Company’s contribution is adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. The Company’s required contribution was approximately $12.1 million, and has been paid as of June 30, 2010. No further capital improvement payments are due or expected to become due.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. The Company’s share of this credit was approximately $1.9 million through the three months ended June 30, 2010. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold.

Royalty Revenue

The Company receives royalties on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue of $3.5 million and $4.1 million were recognized during the six months ended June 30, 2010 and June 30, 2009, respectively. Royalty revenue of $1.6 million and $2.1 million were recognized during the three months ended June 30, 2010 and June 30, 2009, respectively.

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

The table below presents the Company’s OCI for the three and six months ended June 30, 2010 and June 30, 2009:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$1,345	$1,278	$2,333	$3,411

Unrealized (loss) gain on securities available-for-sale	—	198	(1)	316

Other comprehensive income (OCI)	$1,345	$1,476	$2,332	$3,727

5. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized. The Company did not have any available-for-sale securities for the six months ended June 30, 2010.

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

The following tables sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under ASC 820 as of June 30, 2010 and June 30, 2009:

June 30, 2010

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un-observable Inputs (Level 3)
Money market funds	$46,880	$46,880	$—	$—

Total as of June 30, 2010	$46,880	$46,880	$—	$—

June 30, 2009

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un-observable Inputs (Level 3)
Money market funds	$28,083	$25,837	$2,246	$—
Corporate bonds	6,169	6,169	$—	$—

Total as of June 30, 2009	$34,252	$32,006	$2,246	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

6. INCOME TAXES

We recognized income tax expense of $1,396,000 and $1,779,000 for the six months ended June 30, 2010 and June 30, 2009. For 2010, the Company believes, based on current estimates, that the effective annual blended tax rate will be approximately 37.4%.

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

As of June 30, 2010, the Company recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of the Company’s federal net operating loss carryovers. In the future, the Company may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which the Company generated prior to achieving profitability.

7. COMMITMENTS AND CONTINGENCIES

Under the Development and License Agreement, Trimeris shares equally with Roche the future development expenses for FUZEON for the United States and Canada. We expect Roche’s development costs to continue to decline as substantially all activities have been completed.

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman- La Roche LTD. (collectively the “Roche Entities”) and Trimeris alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was originally filed in the Eastern District of Texas (Marshal Division) and has since been transferred to the Eastern District of North Carolina (Wilmington Division).

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, we received formal service of the complaint in this case and on May 29, 2008, Trimeris filed with Roche an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, we filed with Roche a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Trimeris filed with Roche a reply in support of its motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Trimeris filed with Roche a renewed motion to transfer. On March 3, 2009, Trimeris filed with Roche invalidity contentions with the court. On December 2, 2009, the Federal Circuit for the Court of Appeals granted the Roche-Trimeris petition for a writ of mandamus and ordered that the case be transferred to the Eastern District of North Carolina. The case was ordered transferred to the Eastern District of North Carolina on December 4, 2009. On June 28, 2010, the parties, in response to an earlier Court order, filed a proposed joint scheduling order with the court. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

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

For the second quarter of 2010, the Company recorded net income of $1.3 million, or $0.06 per share, compared to $1.3 million or $0.06 per share, in the second quarter of 2009. This result was primarily driven by decreased operating expenses offset, in part, by decreased FUZEON® sales.

Outlook for 2010

During 2010, we have continued, and will continue, to execute the strategic plan implemented during 2008. Our main focus during 2010 has been and will be on managing profitability, as we expect that FUZEON sales will continue to see pressure. For 2010, our focus has been, and will continue to be primarily on the following areas:

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

•	FUZEON Sales and Marketing – We believe that our selling and marketing expense in 2010 will be lower than 2009, since, as of June 30, 2010, Roche no longer fields a sales force marketing FUZEON.

•

Novartis Litigation – We, along with our partner Roche, will continue to work with outside counsel to come to the most expedient and satisfactory resolution of the patent infringement suit brought by Novartis.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

Revenues

The table below presents our revenue sources for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2010	2009
Milestone revenue	$66	$66	$—
Royalty revenue	1,616	2,141	(525)
Collaboration income	1,579	1,411	168

Total revenue and collaboration income	$3,261	$3,618	$(357)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of June 30, 2010. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved	Total Revenue Recognized Through June 30, 2010	Revenue Recognized for the Three Months Ended June 30, 2010	End of Recognition Period
	$2,500	June 2003	$1,620	$50	November 2014

	750	June 2004	458	16	November 2014

Total	$3,250		$2,078	$66

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the three months ended June 30, 2010 and June 30, 2009, were $14.6 million and $19.4 million, respectively. The decline in royalty revenue reflects decreased sales of FUZEON outside the United States and Canada. These sales are currently largely dependent on sales in Brazil. Historically, sales in Brazil have been intermittent and we expect that sales figures for rest of world sales (i.e. FUZEON sales excluding the U.S. and Canada) in future quarters would be negatively impacted if sales in Brazil were not made in that quarter.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Under our Development and License Agreement with Roche, we share gross profit equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003. Collaboration income increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as a result of a decrease in selling and marketing expenses offset, in part, by a decrease in net sales of FUZEON in the U.S. and Canada.

(dollars in thousands)	Three Months Ended June 30,		Change
	2010	2009

Gross FUZEON sales by Roche	$10,804	$11,899	$(1,095)
Less sales adjustments	(2,780)	(2,154)	(626)
Sales adjustments as a % of Gross Sales	26%	18%

Net sales	8,024	9,745	(1,721)
Cost of goods sold	(3,277)	(3,252)	(25)
Cost of goods sold as a % of Net Sales	41%	33%

Gross profit	4,747	6,493	(1,746)
Gross profit as a % of Net Sales	59%	67%
Selling and marketing expenses	(1,158)	(2,832)	1,674
Roche development expenses	(71)	(480)	409
Other costs	(254)	(708)	454

Total shared profit	3,264	2,473	791
Trimeris share *	1,633	1,483	150
Costs exclusive to Trimeris	(54)	(72)	18

Collaboration income	$1,579	$1,411	$168

*	During 2009, we exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s share of the collaboration income was not equal to Roche’s share of such collaboration income in the first quarter of 2009.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the approximate number of kits shipped to wholesalers in the U.S. and Canada during 2010 and 2009.

Kits Shipped	2010	2009
Q1	4,200	5,000
Q2	4,100	4,800
Q3	—	5,500
Q4	—	4,700

Total	8,300	20,000

Sales adjustments: Sales adjustments are recorded by Roche based on Roche’s experience with selling FUZEON. Based on discussions with Roche, we expect sales adjustments for 2010 to fall within a range of 25% to 30% of gross sales for 2010 as compared to 21 % for 2009.

Cost of goods sold: The Company entered into negotiations with Roche, in accordance with the Development and License Agreement, related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. These negotiations are ongoing today. Accordingly, the Company cannot predict the outcome of negotiations with respect to cost of goods sold for 2008, 2009 and 2010, and as a result, accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future or be certain when a final resolution will be reached. Depending upon the resolution of the Company’s negotiations with Roche, cost of goods sold may increase or decrease in future periods.

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

Selling and marketing expenses: Selling and marketing expenses for the three months ended June 30, 2010 were lower than those for the three months ended June 30, 2009 as Roche has reduced its selling and marketing efforts. We believe that our selling and marketing expense in 2010 will be lower than 2009 since, as of June 30, 2010, Roche no longer fields a sales force marketing FUZEON.

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

Other costs: Other costs for the three months ended June 30, 2010 and June 30, 2009 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

(in thousands)	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)

Total general and administrative expenses	$1,135	$1,679	$(544)

Total general and administrative expenses decreased for the three months ended June 30, 2010 primarily due to a one-time real estate commission of $496,000 paid in connection with the release of obligations under our lease of our former corporate office and research facility in the quarter ended June 30, 2009. We expect general and administrative expenses to decrease in 2010, when compared to 2009, as a result of a decrease in general business activities.

Other Income (Expense): The table below presents our other income (expense) for the three months ended June 30, 2010 and June 30, 2009.

(in thousands)	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)
Interest income	$19	$115	$(96)
Gain on investments	—	23	(23)
Interest expense	(65)	(64)	(1)

Total other income (expense), net	$(46)	$74	$(120)

Interest income decreased for the three months ended June 30, 2010 primarily due to lower interest rates within the Company’s investment portfolios.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses for that year. Based on certain terms of the Development and License Agreement, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date that the Company now estimates to be in 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, and is increasing the liability over time to the expected payment amount. For the three months ended June 30, 2010 and June 30, 2009, the Company increased the recorded liability by $65,000 and $64,000, respectively, for accretion of interest. The total liability of $18.7 million and $18.5 million at June 30, 2010 and December 31, 2009 respectively is reflected on our condensed balance sheets.

Income Tax Provision

We recognized income tax expense of $735,000 at June 30, 2010 and 2009 respectively. For 2010, the Company believes, based on current estimates, that the effective annual blended tax rate will be approximately 37.4%.

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

As of June 30, 2010, we have recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of our federal net operating loss carryovers. In the future, we may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. At the end of the first quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which we generated prior to achieving profitability.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

Revenues

The table below presents our revenue sources for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

(in thousands)	Six Months Ended June 30,		Increase
			(Decrease)
	2010	2009
Milestone revenue	$132	$132	$—
Royalty revenue	3,521	4,110	(589)
Collaboration income	2,740	3,853	(1,113)

Total revenue and collaboration income	$6,393	$8,095	$(1,702)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of June 30, 2010. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved	Total Revenue Recognized Through June 30, 2010	Revenue Recognized for the Six Months Ended June 30, 2010	End of Recognition Period
	$2,500	June 2003	$1,620	$100	November 2014

	750	June 2004	458	32	November 2014

Total	$3,250		$2,078	$132

Royalty revenue: Royalty revenue represents the royalty payments earned from Roche based on total net sales of FUZEON outside the United States and Canada and will continue until all patents covering FUZEON, licensed to Roche, on a country by country basis have expired. Sales of FUZEON outside the United States and Canada began in June 2003. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, from which the Company receives a 12% royalty. Royalty revenue decreased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 as a result of decreased net sales of FUZEON outside the U.S. and Canada. Net sales of FUZEON outside the U.S. and Canada for the six months ended June 30, 2010 and June 30, 2009, were $31.9 million and $37.2 million, respectively. The decline in royalty revenue reflects decreased sales of FUZEON outside the United States and Canada. These sales are currently largely dependent on sales in Brazil. Historically, sales in Brazil have been intermittent and we expect that sales figures for rest of world sales (i.e. FUZEON sales excluding the U.S. and Canada) in future quarters would be negatively impacted if sales in Brazil were not made in that quarter.

Collaboration income: The table below presents our collaboration income (United States and Canada) for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Under our Development and License Agreement with Roche, we share gross profit equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003

(dollars in thousands)	Six Months Ended June 30,		Change
	2010	2009
Gross FUZEON sales by Roche	$21,674	$24,061	$(2,387)
Less sales adjustments	(6,456)	(4,362)	(2,094)
Sales adjustments as a % of Gross Sales	30%	18%

Net sales	15,218	19,699	(4,481)
Cost of goods sold	(6,627)	(4,574)	(2,053)
Cost of goods sold as a % of Net Sales	44%	23%

Gross profit	8,591	15,125	(6,534)
Gross profit as a % of Net Sales	56%	77%
Selling and marketing expenses	(2,309)	(5,809)	3,500
Roche development expenses	(128)	(1,063)	935
Other costs	(461)	(1,381)	920

Total shared profit	5,693	6,872	(1,179)
Trimeris share *	2,847	4,004	(1,157)
Costs exclusive to Trimeris	(107)	(151)	44

Collaboration income	$2,740	$3,853	$(1,113)

*	During 2009, we exercised our right under our Development and License Agreement with Roche that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s share of the collaboration income was not equal to Roche’s share of such collaboration income in the first quarter of 2009.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the approximate number of kits shipped to wholesalers in the U.S. and Canada during 2010 and 2009.

Kits Shipped	2010	2009
Q1	4,200	5,000
Q2	4,100	4,800
Q3	—	5,500
Q4	—	4,700

Total	8,300	20,000

Sales adjustments: Sales adjustments are recorded by Roche based on Roche’s experience with selling FUZEON. Based on discussions with Roche, we expect sales adjustments for 2010 to fall within a range of 25% to 30% of gross sales for 2010 as compared to 21 % for the full year 2009. Sales adjustments for the first quarter of 2010 were higher than expected as a result of a one-time adjustment to the returns reserve in order to account for the liability related to inventory in the sales channel.

Cost of goods sold: The Company entered into negotiations with Roche, in accordance with the Development and License Agreement, related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. These negotiations are ongoing today. Accordingly, the Company cannot predict the outcome of negotiations with respect to cost of goods sold for 2008, 2009 and 2010, and as a result, accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future or be certain when a final resolution will be reached. Depending upon the resolution of the Company’s negotiations with Roche, cost of goods sold may increase or decrease in future periods.

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

Selling and marketing expenses: Selling and marketing expenses for the six months ended June 30, 2010 were lower than those for the six months ended June 30, 2009 as Roche has reduced its selling and marketing efforts. We believe that our selling and marketing expense in 2010 will be lower than 2009 since, as of June 30, 2010, Roche no longer fields a sales force marketing FUZEON.

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

Other costs: Other costs for the six months ended June 30, 2010 and June 30, 2009 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

General and Administrative Expenses

The table below presents our general and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2010	2009
Total general and administrative expenses	$2,567	$3,136	$(569)

Total general and administrative expenses decreased for the six months ended June 30, 2010 primarily due to a one-time real estate commission of $496,000 paid in connection with the release of obligations under our lease of our former corporate office and research facility in the quarter ended June 30, 2009. We expect general and administrative expenses to decrease in 2010, when compared to 2009, as a result of a decrease in general business activities.

Other Income (Expense): The table below presents our other income (expense) for the six months ended June 30, 2010 and June 30, 2009.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2010	2009
Interest income	$33	$279	$(246)
Gain/(Loss) on investments	—	57	(57)
Interest expense	(130)	(128)	(2)

Total other income, net	$(97)	$208	$(305)

Interest income decreased for the six months ended June 30, 2010 primarily due to lower interest rates within the Company’s investment portfolios.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses for that year. Based on certain terms of the Development and License Agreement, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date that the Company now estimates to be in 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, and is increasing the liability over time to the expected payment amount. For the six months ended June 30, 2010 and June 30, 2009, the Company increased the recorded liability by $130,000 and $128,000, respectively, for accretion of interest. The total liability of $18.7 million and $18.5 million at June 30, 2010 and December 31, 2009 is reflected on our condensed balance sheets.

Income Tax Provision

We recognized income tax expense of $1,396,000 at June 30, 2010 compared to income tax expense of $1,779,000 at June 30, 2009. For 2010, the Company believes, based on current estimates, that the effective annual blended tax rate will be approximately 37.4%.

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

As of June 30, 2010, we have recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of our federal net operating loss carryovers. In the future, we may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. At the end of the first quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which we generated prior to achieving profitability.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

(in thousands)	Six Months Ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	$(1,018)	$2,747
Net cash provided by investing activities	478	8,701
Net cash (used in) provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(540)	11,448
Cash and cash equivalents, beginning of period	47,420	14,389

Cash and cash equivalents, end of period	$46,880	$25,837

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under our Development and License Agreement with Roche.

For the six months ended June 30, 2010, cash provided by operating activities decreased primarily as a result of the following:

•	decreased payments from Roche as a result of decreased FUZEON sales offset, in part, by lower selling and marketing expenses ; and

•	payments made in connection with the Arigene transaction, namely taxes paid on the $12 million reverse termination fee and fees paid to advisors.

During the remainder of 2010, cash provided by operating activities will depend on several factors, primarily the sales, cost of sales and commercialization expenses and post-marketing commitments related to the sale of FUZEON (profitability of the collaboration with Roche), and expenses related to the patent infringement suit brought by Novartis Vaccines and Diagnostics, Inc.

Investing Activities. The amount provided by investing activities for the six months ended June 30, 2010 and June 30, 2009 primarily relates to the net maturities of investment securities available-for-sale. The maturity of investment securities available-for-sale was due to the normal maturities of investments.

During the remainder of 2010, cash provided by investing activities will depend primarily on the net purchases/maturities of investments. We do not expect to purchase any property and equipment in 2010. We expect patent costs in 2010 to approximate the spending in 2009.

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of June 30, 2010, we had $46.9 million in cash and cash equivalents and investment securities available-for-sale, compared to $48.4 million as of December 31, 2009.

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

Contractual Obligations. The following table summarizes our material contractual commitments at June 30, 2010 for the remainder of 2010 and subsequent years (in thousands):

Contractual Obligation*	2010	2011	2012	2013	2014	Thereafter	Total
Other long-term liabilities reflected on the Balance Sheet *	$—	$—	$—	$—	$—	$22,204	$22,204

Total	$—	$—	$—	$—	$—	$22,204	$22,204

*	Our cash contribution to the selling and marketing expenses for FUZEON in 2004 was limited to approximately $11.2 million, even though Roche spent significantly more on these expenses for that year. Based on certain terms of the Development and License Agreement, the Company’s share of these additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date that the Company now estimates to be in 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, and is increasing the liability over time to the expected payment amount. During the six months ended June 30, 2010, we increased this liability by $130,000. The total liability of $18.7 million at June 30, 2010, is reflected on our condensed balance sheet under the caption “Accrued marketing costs.” The amount reflected in the above table represents the undiscounted value of the obligation.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term. During the six months ended June 30, 2010 and June 30, 2009, we expended approximately $107,000 and $151,000, respectively, related to this obligation.

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

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. The Company did not have any available-for-sale securities for the six months ended June 30, 2010 as all of our cash was invested in money market funds.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

Item 4. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Novartis Patent Lawsuit

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman- La Roche LTD. (collectively the “Roche Entities”) and Trimeris alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was originally filed in the Eastern District of Texas (Marshal Division) and has since been transferred to the Eastern District of North Carolina (Wilmington Division).

The ‘271 Patent that is the subject of the infringement suit was granted to Novartis on October 23, 2007. On March 7, 2008, we received formal service of the complaint in this case and on May 29, 2008, Trimeris filed with Roche an answer and counterclaim requesting relief on several grounds including non-infringement, patent invalidity, unenforceability and double-patenting. Also on May 29, 2008, we filed with Roche a motion to transfer or, in the alternative, dismiss Trimeris pursuant to the Federal Rules of Civil Procedure. On July 30, 2008, Novartis filed an answer to the Roche-Trimeris counterclaims. On August 1, 2008, Trimeris filed with Roche a reply in support of its motion to transfer. On September 3, 2008, the Court dismissed the Roche-Trimeris motion for transfer of venue without prejudice. On October 10, 2008, Trimeris filed with Roche a renewed motion to transfer. On March 3, 2009, Trimeris filed with Roche invalidity contentions with the court. On December 2, 2009, the Federal Circuit for the Court of Appeals granted the Roche-Trimeris petition for a writ of mandamus and ordered that the case be transferred to the Eastern District of North Carolina. The case was ordered transferred to the Eastern District of North Carolina on December 4, 2009. On June 28, 2010, the parties, in response to an earlier Court order, filed a proposed joint scheduling order with the court. No trial date has been scheduled and the outcome of this matter cannot be determined at this time. In connection with its suit, Novartis is seeking money damages, attorneys’ fees and injunctive relief which, if successful, would prevent Roche and Trimeris from manufacturing and selling FUZEON.

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

•	In order to remain profitable we will need to maintain arrangements with third parties for the sale, marketing and distribution of FUZEON or expend significant resources to develop these capabilities.

•	If sufficient amounts of FUZEON, cannot be manufactured on a cost-effective basis, our financial condition and results of operations will be materially and adversely affected.

•	HIV is likely to develop resistance to FUZEON and our drug candidate TRI-1144, which could adversely affect demand for FUZEON or our drug candidate TRI-1144 and harm our competitive position.

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

•	The intellectual property of our competitors or other third parties may materially harm our business or prevent us from developing or commercializing our drug candidate TRI-1144.

•	Uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

•	If the testing or use of FUZEON or our drug candidate—TRI-1144 harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

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

Trimeris, Inc.
(Registrant)

August 12, 2010	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

August 12, 2010	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer.