Form 10-Q
period 2010-09-30
TRIMERIS INC
filed 2010-11-15
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2010 was 22,349,841.

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

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$44,135	$47,420
Investment securities available-for-sale	—	1,020
Accounts receivable - Roche	1,989	2,465
Taxes receivable	1,259	—
Deferred tax asset	160	160
Prepaid expenses	198	157

Total current assets	47,741	51,222

Other assets:
Patent costs, net	2,204	2,117
Advanced payment - Roche	5,687	6,403
Deposits and other assets	177	196
Deferred tax asset	320	320

Total other assets	8,388	9,036

Total assets	$56,129	$60,258

Liabilities and Stockholders’ Equity
Current liabilities:
Taxes payable	—	3,012
Accrued compensation - short-term	378	13
Deferred revenue - Roche	265	265
Accrued expenses	568	2,727

Total current liabilities	1,211	6,017

Deferred revenue - Roche	840	1,039
Accrued marketing costs	—	18,528
Accrued compensation-long-term	95	142

Total liabilities	2,146	25,726

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, 22,350 shares issued and outstanding	22	22
Additional paid-in capital	358,357	357,691
Accumulated deficit	(304,570)	(323,356)
Accumulated other comprehensive income	174	175

Total stockholders’ equity	53,983	34,532

Total liabilities and stockholders’ equity	$56,129	$60,258

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Milestone revenue	$67	$67	$199	$199
Royalty revenue	(2,697)	2,141	824	6,251
Collaboration income	19,973	1,702	22,713	5,555

Total revenue and collaboration income	17,343	3,910	23,736	12,005

Operating expenses:
General and administrative	1,433	1,669	4,000	4,805
Gain on disposal of equipment	—	—	—	(23)

Total operating expenses	1,433	1,669	4,000	4,782

Operating income	15,910	2,241	19,736	7,223

Other income (expense):
Interest income	28	59	61	338
Gain on investments	—	241	—	298
Interest expense	—	(64)	(130)	(192)

Total other income (expense)	28	236	(69)	444

Income before taxes	15,938	2,477	19,667	7,667
Income tax (benefit) provision	(515)	833	881	2,612

Net income	$16,453	$1,644	$18,786	$5,055

Basic net income per share	$0.74	$0.07	$0.84	$0.23

Diluted net income per share	$0.74	$0.07	$0.84	$0.23

Weighted average shares used in basic per share computations	22,320	22,320	22,320	22,297

Weighted average shares used in diluted per share computations	22,332	22,320	22,332	22,297

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$18,786	$5,055
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on disposal of equipment	—	(23)
Patent/license amortization	189	175
Patent costs expensed	419	197
Amortization of deferred revenue - Roche	(199)	(199)
Stock compensation expense	666	819
Accrued marketing costs	(18,528)	192
Changes in operating assets and liabilities:
Accounts receivable - Roche	476	(35)
Other receivables	—	(147)
Prepaid expenses	(41)	331
Advanced payment - Roche	716	19
Deposits and other assets	—	126
Accounts payable	—	(52)
Taxes payable	(4,271)	—
Accrued compensation	318	(367)
Accrued expenses	(2,159)	(1,602)

Net cash (used in) provided by operating activities	(3,628)	4,489

Cash flows from investing activities:
Sales of investment securities available-for-sale	—	13,752
Maturities of investment securities available-for-sale	1,019	—
Proceeds from the sale of equipment	—	23
Patent costs	(676)	(643)

Net cash provided by investing activities	343	13,132

Net cash (used in) provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(3,285)	17,621
Cash and cash equivalents, beginning of period	47,420	14,389

Cash and cash equivalents, end of period	$44,135	$32,010

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (“Trimeris” or the “Company”) is a biopharmaceutical company primarily engaged in the commercialization of a new class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), Trimeris’ commercial product, T-20, and Trimeris’ development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the nine months ended September 30, 2010 and September 30, 2009. The Development and License Agreement also provides substantially all of the Company’s collaboration and milestone revenue. Substantially all of the accounts receivable at September 30, 2010 and December 31, 2009 are comprised of receivables from Roche under the Development and License Agreement.

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

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s Critical Accounting Policies discussed in this Form 10-Q are updates from the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2010.

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”), Topic 260, “Earnings Per Share,” basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options, restricted stock, stock warrants and purchases under the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The dilutive effect of outstanding options, restricted stock, stock warrants and purchases under the Employee Stock Purchase Plan is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands, except per share amounts):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Numerator:
Net income	$16,453	$1,644	$18,786	$5,055

Denominator:
Weighted average common shares	22,320	22,320	22,320	22,297

Denominator for basic calculation	22,320	22,320	22,320	22,297
Restricted stock and restricted stock units	12	—	12	—

Denominator for diluted calculation	22,332	22,320	22,332	22,297

Net income per share:
Basic	$0.74	$0.07	$0.84	$0.23

Diluted	$0.74	$0.07	$0.84	$0.23

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2010, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2.1 million and 1.8 million, respectively. For the three and nine months ended September 30, 2009, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 2.4 million.

At September 30, 2010, there were options to purchase 2,300,000 shares of common stock outstanding and there were 30,000 shares of restricted stock, due to vest in August 2011, outstanding. At September 30, 2009, there were options to purchase 2,400,000 shares of common stock outstanding and there were 30,000 shares of restricted stock, due to vest in August 2011, outstanding.

3. ROCHE COLLABORATION

The Development and License Agreement

In July 1999, the Company entered into the Development and License Agreement with Roche to develop and commercialize T-20, currently marketed as FUZEON, whose generic name is enfuvirtide, and T-1249, or a replacement compound. The Development and License Agreement has been amended several times; most recently in March 2007, the agreement was amended to cover only the development and commercialization of FUZEON. The Development and License Agreement will effectively terminate upon the expiration of the last relevant patent covering FUZEON, which is expected to occur in 2021.

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

As mentioned above, in March 2007, the Company entered into an agreement with Roche that amended the terms of both the Development and License Agreement and the Research Agreement then existing between Roche and the Company. This amendment granted the Company sole ownership of all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON. Following the March 2007 amendment, Roche remains responsible for only one potential remaining $5.0 million milestone payment under the Development and License Agreement which is payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada, in addition to the profit-sharing payments described below under Collaboration Income and the royalties described below under Royalty Revenue.

Collaboration Income

Product sales of FUZEON began in the United States in March 2003 and are recorded by Roche. Under the Development and License Agreement, the Company shares gross profit from the sale of FUZEON in the United States and Canada equally with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by cost of goods sold resulting in gross profit. Gross profit is reduced by certain selling, marketing, and other expenses and post-marketing commitments related to the sale of FUZEON resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income or loss as a component of revenue. Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers. FUZEON is widely available through retail pharmacies and wholesalers across North America.

Total net sales of FUZEON in the United States and Canada were $24.2 million and $30.1 million during the nine months ended September 30, 2010 and September 30, 2009, respectively. Total net sales of FUZEON in the United States and Canada were $9.0 million and $10.4 million during the three months ended September 30, 2010 and September 30, 2009, respectively. During the nine months ended September 30, 2010 and September 30, 2009, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses, which included a one-time $18.7 million increase in collaboration income pursuant to the Deferred Marketing Expenses Agreement described below, resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $22.7 million and $5.6 million, respectively. During the three months ended September 30, 2010 and September 30, 2009, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $20.0 million, which included a one-time $18.7 million increase in collaboration income pursuant to the Deferred Marketing Expenses Agreement described below, and $1.7 million, respectively.

A major determinant of collaboration income, and the Company’s resulting profits, is the cost of goods sold of FUZEON. In 2009, we notified Roche of our objection to the manner in which costs of goods sold for FUZEON were being calculated and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. The negotiations were ongoing throughout 2009 and continue today. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are ongoing, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute or for future periods, and profit rates and, as discussed below, royalty rates may be similarly impacted. While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche manufactures bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and produces finished drug product from bulk drug substance at another Roche facility. The finished drug product is then shipped to a Roche facility for distribution. Roche is responsible for selling FUZEON. Under the Development and License Agreement, the Company does not have the ability or right to co-market this drug or field its own FUZEON sales force. All third party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas. Roche provides the Company with information on manufacturing, sales and distribution of FUZEON. Roche is responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviews these items for accuracy and reasonableness.

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

Accrued Marketing Costs

On September 23, 2010, the Company and Roche entered into an agreement relieving the Company of any obligation to repay certain deferred marketing expenses (the “Deferred Marketing Expenses Agreement”). The Deferred Marketing Expenses Agreement relates to the parties’ collaboration for the development and commercialization of FUZEON. Under the Development and License Agreement, the Company and Roche had agreed that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to repayment by Trimeris, assuming certain terms and conditions were met. Pursuant to the Deferred Marketing Expenses Agreement, the Company is no longer obligated to pay these deferred marketing expenses to Roche. As a result, the Company made a one-time increase in collaboration income of $18.7 million in the third quarter of 2010.

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, which set forth certain rights and responsibilities that the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company was obligated to pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period, which ended in 2009. As a result, Roche no longer includes the depreciation related to the manufacturing facility in cost of goods sold.

Under the terms of the Manufacturing Amendment, the Company’s contribution to the capital improvements made at Roche’s manufacturing facility is reviewed on an annual basis. Following such review, the Company’s contribution is adjusted, when necessary, to reflect changes to the relative geographic distribution of FUZEON sales. The Company’s required contribution for the seven-year period was approximately $12.1 million, and has been paid as of June 30, 2009. No further capital improvement payments are due or expected to become due.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. The Company’s share of this credit was approximately $1.9 million through September 30, 2010. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold. We are currently in discussions with Roche related to the calculation cost of goods sold for FUZEON for the period from 2008 through the present. The manner in which FUZEON manufacturing costs are accounted for and allocated among the parties, and accordingly the calculation of any advanced payments to Roche, is subject to change with the results of this negotiation.

Royalty Revenue

The Company receives royalties from Roche on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, and the Company receives a royalty on the adjusted net sales amount. The royalty rate reported by the Company in its quarterly reports for periods ending on or immediately prior to June 30, 2010 was 12%.

In October 2010, Roche informed the Company that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to the Company if the cost of goods sold outside the U.S. and Canada exceed a certain proportion of FUZEON net sales outside the U.S. and Canada, Roche would reduce the royalty paid to Trimeris on sales outside the U.S. and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010. As previously disclosed, in April 2009, the Company notified Roche that it did not agree with the manner in which FUZEON cost of goods sold were being calculated and charged to the collaboration. Roche and the Company have been in discussions regarding this calculation since that time.

The Company has notified Roche of its objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of its ongoing discussion related to the calculation of cost of goods sold. While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

Roche’s imposition of this reduced royalty rate resulted in a reduction in royalty revenue for the first six months of 2010 of $1.8 million which has been recognized in the third quarter of 2010 and will result in significant reductions in expected royalty revenues for so long as the reduced royalty rate is in effect.

Although the Company is disputing Roche’s cost of goods sold calculations and the imposition of a reduced royalty rate as described above, the Company has recorded a 2010 adjustment to royalty revenue as an accounting change in estimate in the three months ended September 30, 2010. The adjustment resulted in a reduction in royalty revenue for the first six months of 2010 of $1.8 million which has been recognized in the third quarter of 2010.

The table below presents revenue, net income and earnings per share for the quarters ended March 31 and June 30, 2010 at the reported rate of 12% and the revised 6% rate as if the revised 6% had been retroactively applied to the prior quarters:

(in thousands)	Three Months Ended March 31, 2010		Three Months Ended June 30, 2010
	12%	6%	12%	6%

Total Revenue	$3,132	2,179	$3,261	2,453
Net Income	988	413	1,345	770
EPS	$0.04	0.02	$0.06	0.03

Development Expenses

Under the Development and License Agreement, the Company and Roche share development costs for FUZEON equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently, only Roche incurs development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and Trimeris pays Roche on a 50/50 basis. Roche holds the Investigational New Drug and the New Drug Application for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Pursuant to FASB ASC Topic 808 “Collaborative Arrangements” (“ASC 808”), all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. We expect Roche’s development costs to continue to decline as substantially all activities have been completed.

4. COMPREHENSIVE INCOME

Comprehensive income includes all non-owner changes in equity during a period and is divided into two broad classifications: net income and other comprehensive income (“OCI”). OCI includes revenue, expenses, gains, and losses that are excluded from earnings under generally accepted accounting principles. For the Company, OCI consists of unrealized gains or losses on available-for-sale securities.

The table below presents the Company’s OCI for the three and nine months ended September 30, 2010 and September 30, 2009:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$16,453	$1,644	$18,786	$5,055

Unrealized (loss) gain on securities available-for-sale	—	(146)	—	170

Other comprehensive income (OCI)	$16,453	$1,498	$18,786	$5,225

5. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized. The Company did not have any available-for-sale securities for the nine months ended September 30, 2010.

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

The following tables set forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under ASC 820 as of September 30, 2010 and December 31, 2009:

September 30, 2010

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Money market funds	$44,134	$44,134	$—	$—

Total as of September 30, 2010	$44,134	$44,134	$—	$—

December 31, 2009

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Money market funds	$47,420	$47,420	$—	$—
Corporate bonds	1,020	1,020	$—	$—

Total as of December 31, 2009	$48,440	$48,440	$—	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

6. INCOME TAXES

We recognized income tax expense of $881,000 and $2,612,000 for the nine months ended September 30, 2010 and September 30, 2009. For 2010, based on current estimates, the effective annual blended tax rate will be approximately 4.5%. The estimated effective rate for the year has decreased from prior quarters due mainly to an increase in projected income as a result of the reduction of the deferred marketing accrual which is offset by the expected utilization of a portion of the related deferred tax asset in the current year. The change did not impact future utilization of the deferred tax asset.

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

As of September 30, 2010, the Company recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of the Company’s federal net operating loss carryovers. In the future, the Company may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which the Company generated prior to achieving profitability.

7. COMMITMENTS AND CONTINGENCIES

Under the Development and License Agreement, Trimeris shares equally with Roche the future development expenses for FUZEON for the United States and Canada. We expect Roche’s development costs to continue to decline as substantially all activities have been completed.

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman- La Roche LTD. (collectively, the “Roche Entities”) and Trimeris alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was originally filed in the Eastern District of Texas (Marshal Division) and was transferred to the Eastern District of North Carolina (Wilmington Division) on December 4, 2009.

On September 23, 2010, the Company and Roche entered into a settlement agreement with Novartis resolving the litigation related to FUZEON involving the ‘271 Patent (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Roche and Company collaboration will continue to sell FUZEON under a license from Novartis to the ‘271 Patent. In exchange for the grant of this license, Roche and the Company have agreed to pay royalties to Novartis on net sales of FUZEON of one and one-half percent (1.5%) on sales occurring in the U.S. and Canada in a calendar year, and one percent (1%) on sales outside of the U.S. and Canada in a calendar year. The royalty rate increases to three percent (3%) in the U.S. and Canada and one and one-half percent (1.5%) in the rest of the world on any portion of FUZEON sales in excess of $50,000,000 in the relevant region in a calendar year. Roche and the Company will share responsibility for payment of these royalties equally.

In addition, pursuant to the terms of the Settlement Agreement, the Company made payments to Novartis for the Company’s share of royalties beginning in the fourth quarter of 2007 through the third quarter of 2010 in the aggregate amount of approximately $2.7 million ($1.5 million has been recorded as a reduction to royalty revenue and $1.2 million has been recorded as a reduction to collaboration income). Pursuant to the terms of the Settlement Agreement and immediately following execution of the Settlement Agreement, the Company made a payment to Novartis in the amount of approximately $2.446 million representing the Company’s 50% share of back royalties on sales of FUZEON through March 31, 2010. The Company’s share of the payments to Novartis for the three months ended September 30, 2010 was approximately $114,000.

On September 28, 2010, the lawsuit was dismissed with prejudice from the Eastern District of North Carolina.

8. ARIGENE TRANSACTION

On October 2, 2009, Trimeris entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arigene Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Arigene”). Under the Merger Agreement, Arigene agreed to purchase all outstanding shares of Trimeris’ common stock at a price per share of $3.60, or an aggregate purchase price of approximately $81 million, via a cash tender offer followed by a merger. Trimeris terminated the Merger Agreement effective December 31, 2009, when Arigene, through counsel, informed us that Arigene did not have sufficient funds to consummate the tender offer and subsequent merger pursuant to the Merger Agreement. In connection with granting consent in November, 2009, to an extension of the deadline for consummation of the tender offer, Arigene paid Trimeris a $12 million fee, which Trimeris has retained, net of taxes and transaction, advisors’ and legal fees incurred in connection with entering into the Merger Agreement. As of December 31, 2009, in connection with the transaction, we incurred approximately $2.3 million in fees and expenses payable to Trimeris’ advisor, Goldman Sachs, Inc. and an additional $1 million in legal fees payable to the Company’s outside legal advisors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Trimeris is a biopharmaceutical company primarily engaged in the commercialization of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our commercial product, T-20, and our development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

Trimeris’ worldwide Development and License Agreement with Roche to develop and market T-20, marketed as FUZEON, whose generic name is enfuvirtide. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

For the third quarter of 2010, the Company recorded net income of $16.5 million, or $0.74 per share, compared to $1.6 million or $0.07 per share, in the third quarter of 2009. This result was primarily driven by (1) the Deferred Marketing Expenses Agreement described below with Roche, which relieved Trimeris of any obligation to repay certain deferred marketing expenses and accordingly resulted in a one-time increase in collaboration income for the third quarter of 2010 of $18.7 million; (2) reduction in sales and marketing expense in the collaboration; and (3) reduction in income tax expense; offset, in part, by (1) the Settlement Agreement with Novartis related to the U.S. patent infringement suit for FUZEON, which decreased royalty revenue by $1.5 million and decreased collaboration income by $1.2 million for the third quarter of 2010; (2) a decrease in royalty revenue of $2.3 million based on Roche’s imposition of a royalty reduction on FUZEON sales outside the U.S. and Canada; and (3) a decrease in global net sales of FUZEON.

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

•

Cost of Goods Sold – As previously disclosed, in 2009, we notified Roche of our objection to the manner in which cost of goods sold for FUZEON were being calculated and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. The negotiations were ongoing throughout 2009 and continue today. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are ongoing, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute and for future periods, and accordingly, the Company’s profits and, as disclosed below, royalty rates, may be similarly impacted.

In October 2010, Roche informed the Company that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to the Company if the cost of goods sold outside the U.S. and Canada exceed a certain proportion of FUZEON net sales outside the U.S. and Canada, Roche would reduce the royalty paid to Trimeris on sales outside the U.S. and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010.

The Company has notified Roche of its objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of its on-going discussions with Roche related to the calculation of cost of goods sold. While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON, and accordingly, the proper royalty rates to be afforded to the Company.

•

Competition – We believe that weekly prescription trends for FUZEON will continue to decline moderately in 2010 as compared to 2009. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens.

•

FUZEON Sales and Marketing – We believe that our selling and marketing expense in 2010 will continue to be lower than 2009, since, as of June 30, 2010, Roche no longer fields a sales force marketing FUZEON.

•

Settlement of Novartis Litigation – On September 23, 2010, the Company and Roche signed the Settlement Agreement resolving the litigation related to FUZEON then pending in the U.S. District Court for the Eastern District of North Carolina. Under the terms of the Settlement Agreement, the Company’s collaboration with Roche will continue to sell FUZEON under a license to Novartis’ ’271 Patent. In exchange for the grant of this license, the Company and Roche agreed to pay royalties to Novartis on net sales of FUZEON of one and one-half percent (1.5%) on sales occurring in the U.S. and Canada in a calendar year, and one percent (1%) on sales outside of the U.S. and Canada in a calendar year. The royalty rate increases to three percent (3%) in the U.S. and Canada and one and one-half percent (1.5%) on any portion of FUZEON sales in excess of $50,000,000 in the relevant region in a calendar year. Additional royalty rate tiers would apply to sales that exceed $100,000,000 in a region in a calendar year. The Company and Roche will share responsibility for payment of these royalties equally.

In addition, pursuant to the terms of the Settlement Agreement, the Company made payments to Novartis for the Company’s share of royalties beginning in the fourth quarter of 2007 through the third quarter of 2010 in the aggregate amount of approximately $2.7 million ($1.5 million has been recorded as a reduction to royalty revenue and $1.2 million has been recorded as a reduction to collaboration income). Pursuant to the terms of the Settlement

Agreement and immediately following execution of the Settlement Agreement, the Company made a payment to Novartis in the amount of approximately $2.446 million representing the Company’s 50% share of back royalties on sales of FUZEON through March 31, 2010. The Company’s share of the payments to Novartis for the three months ended September 30, 2010 was approximately $114,000.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

Revenues

The table below presents our revenue sources for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2010	2009
Milestone revenue	$67	$67	$—
Royalty revenue	(2,697)	2,141	(4,838)
Collaboration income	19,973	1,702	18,271

Total revenue and collaboration income	$17,343	$3,910	$13,433

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of September 30, 2010. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved		Total Revenue Recognized Through September 30, 2010	Revenue Recognized for the Three Months Ended September 30, 2010	End of Recognition Period
	$2,500	June	2003	$51	$51	November 2014
	750	June	2004	474	16	November 2014

Total	$3,250			$525	$67

Royalty Revenue: Roche’s modification to the royalty calculation, which is discussed above, resulted in a reduction in royalty revenue for the first six months of 2010 of $1.8 million, all of which has been recognized in the third quarter of 2010.

Royalty revenue decreased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as a result of (1) the Settlement Agreement with Novartis, which decreased royalty revenue by $1.5 million, (2) a decrease in net FUZEON sales outside the U.S. and Canada as noted above and (3) a reduction in the royalty rate for net FUZEON sales outside the U.S. and Canada as noted above. Net sales of FUZEON outside the U.S. and Canada for the third quarter of 2010 were $9.3 million, down 52 percent from $19.4 million in the third quarter of 2009. A significant portion of this decline in net sales resulted from the fact that the government of Brazil did not purchase any FUZEON in the third quarter of 2010 after purchasing for eight consecutive quarters.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Under the Development and License Agreement, we share gross profit equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003. Collaboration income increased for the three months ended September 30, 2010 compared to the three months ended September 30,

2009 primarily as a result of the release of any obligation to repay certain deferred marketing expenses in the amount of $18.7 million and a decrease in selling and marketing expenses offset, in part, by payments under the Settlement Agreement with Novartis, which reduced collaboration income by $1.2 million and a decrease in net sales of FUZEON in the U.S and Canada. Net sales of FUZEON in the U.S. and Canada for the third quarter of 2010 were $9.0 million, down 14 percent from $10.4 million in the third quarter of 2009.

(dollars in thousands)	Three Months Ended September 30,		$ Change
	2010	2009

Gross FUZEON sales by Roche	$9,964	$13,844	$(3,880)
Less sales adjustments	(1,005)	(3,467)	2,462
Sales adjustments as a % of Gross Sales	10%	25%

Net sales	8,959	10,377	(1,418)
Cost of goods sold	(3,147)	(3,732)	585
Cost of goods sold as a % of Net Sales	35%	36%

Gross profit	5,812	6,645	(833)
Gross profit as a % of Net Sales	65%	64%
Selling and marketing expenses	(193)	(2,860)	2,667
Roche development expenses	(24)	(124)	100
Novartis royalty payment*	(2,484)	0	(2,484)
Other costs	(365)	(118)	(247)

Total shared profit	2,746	3,543	(797)
Trimeris share	1,372	1,772	(400)
Deferred Marketing**	18,658	—
Costs exclusive to Trimeris	(57)	(70)	13

Collaboration income	$19,973	$1,702	$(387)

*	On September 23, 2010, Trimeris and Roche signed the Settlement Agreement with Novartis resolving the litigation related to FUZEON then pending in the U.S. District Court for the Eastern District of North Carolina. Under the Settlement Agreement with Novartis, this amount covers a period beginning in 2007 through the third quarter of 2010. Trimeris is responsible for 50% of this amount.
**	On September 23, 2010, Trimeris signed the Deferred Marketing Expenses Agreement with Roche, which relieved Trimeris of any obligation to repay certain deferred marketing expenses and resulted in a one-time increase in collaboration income for the third quarter of 2010 of $18.7 million.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the approximate number of kits shipped to wholesalers in the U.S. and Canada during 2010 and 2009.

Kits Shipped	2010	2009
Q1	4,200	5,000
Q2	4,100	4,800
Q3	4,000	5,500
Q4	—	4,700

Total	12,300	20,000

Sales adjustments: Sales adjustments are recorded by Roche based on Roche’s experience with selling FUZEON. Based on discussions with Roche, we expect sales adjustments for 2010 to fall within a range of 25% to 30% of gross sales for 2010 as compared to 21 % for 2009.

Cost of Goods Sold: The Company entered into negotiations with Roche, in accordance with the Development and License Agreement, related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. These negotiations are ongoing today. Accordingly, the Company cannot predict the outcome of negotiations with respect to cost of goods sold for 2008, 2009 and 2010, and as a result, accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future or be certain when a final resolution will be reached. Depending upon the resolution of the Company’s negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute or for future periods.

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

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended September 30, 2010 were lower than those for the three months ended September 30, 2009 as Roche has reduced its selling and marketing efforts. We believe that our overall selling and marketing expense in 2010 will be lower than 2009 since, as of June 30, 2010, Roche no longer fields a sales force marketing FUZEON.

Development Expenses: Under the Development and License Agreement, development costs for FUZEON are shared equally with Roche. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Roche holds the Investigational New Drug and the New Drug Application for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. We expect Roche’s development costs to continue to decline as substantially all activities have been completed.

Novartis royalty payment: As discussed, pursuant to the terms of the Settlement Agreement, the Company made payments to Novartis for the Company’s share of royalties beginning in the fourth quarter of 2007 through the third quarter of 2010, in the aggregate amount of approximately $2.7 million ($1.5 million has been recorded as a reduction to royalty revenue and $1.2 million has been recorded as a reduction to collaboration income). Pursuant to the terms of the Settlement Agreement and immediately following execution of the Settlement Agreement, the Company made a payment to Novartis in the amount of approximately $2.446 million representing the Company’s 50% share of back royalties on sales of FUZEON through March 31, 2010. The Company’s share of the payments to Novartis for the three months ended September 30, 2010 was approximately $114,000.

Other Costs: Other costs for the three months ended September 30, 2010 and September 30, 2009 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Deferred Marketing: On September 23, 2010, the Company and Roche entered into the Deferred Marketing Expenses Agreement relieving the Company of any obligation to repay certain deferred marketing expenses to Roche. The Deferred Marketing Expenses Agreement relates to the parties’ collaboration for the development and commercialization of FUZEON. Under the existing Development and License Agreement between the parties, the Company and Roche had agreed that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to re-payment by Trimeris, assuming certain terms and conditions were met and Trimeris had recorded the obligation on its balance sheet under the caption “Accrued Marketing Expenses.” Pursuant to the Deferred Marketing Expenses Agreement, the Company is no longer obligated to pay these deferred marketing expenses to Roche. As a result, the Company eliminated such accrued marketing costs, which resulted in a one-time increase in collaboration income of $18.7 million in the third quarter of 2010.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2010	2009

Total general and administrative expenses	$1,433	$1,669	$(236)

Total general and administrative decreased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. We expect general and administrative expenses to continue to decrease in 2010, when compared to 2009, as a result of a decrease in general business activities.

Other Income (Expense): The table below presents our other income (expense) for the three months ended September 30, 2010 and September 30, 2009.

(in thousands)	Three Months Ended September 30,
	2010	2009	Increase (Decrease)

Interest income	$28	$59	$(31)
Gain on investments	—	241	(241)
Interest expense	—	(64)	64

Total other income (expense), net	$28	$236	$(208)

Interest income decreased for the three months ended September 30, 2010 primarily due to lower interest rates within the Company’s investment portfolios. There was a realized gain on investments for the three months ended September 30, 2009 as a result of our redemptions of our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. During the third quarter of 2009, the Company’s investment in this fund was liquidated and as a result, we recorded a realized gain of $241,000 related to this investment.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued Marketing Costs.” The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses for that year. Based on certain terms of the Development and License Agreement, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date that the Company now estimates to be in 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, and is increasing the liability over time to the expected payment amount. On September 23, 2010, the Company and Roche entered into the Deferred Marketing Expenses Agreement relieving Trimeris of any obligation to repay certain deferred marketing expenses. For the three months ended September 30, 2009, the Company increased the recorded liability by $64,000 for accretion of interest.

Income Tax Provision

We recognized an income tax benefit of $515,000 for the three months ended September 30, 2010 and an income tax expense of $833,000 for the three months ended September 30, 2009. For 2010, based on current estimates, the effective annual blended tax rate will be approximately 4.5%. The estimated effective rate for the year has decreased from prior quarters due mainly to an increase in projected income as a result of the reduction of the deferred marketing accrual which is offset by the expected utilization of a portion of the related deferred tax asset in the current year. The change did not impact future utilization of the deferred tax asset.

At December 31, 2009, the Company had NOLs for federal tax purposes of approximately $302.7 million, which expire in varying amounts between 2018 and 2025. We have determined that an ownership change as defined under Section 382 of the Code occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.3 million of NOL carryforwards will be available for utilization prior to 2025.

As of September 30, 2010, we have recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of our federal net operating loss carryovers. In the future, we may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. At the end of the first quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which we generated prior to achieving profitability.

RESULTS OF OPERATIONS

Comparison of Nine months ended September 30, 2010 and September 30, 2009

Revenues

The table below presents our revenue sources for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009
Milestone revenue	$199	$199	$—
Royalty revenue	824	6,251	(5,427)
Collaboration income	22,713	5,555	17,158

Total revenue and collaboration income	$23,736	$12,005	$11,731

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of September 30, 2010. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved		Total Revenue Recognized Through September 30, 2010	Revenue Recognized for the Nine Months Ended September 30, 2010	End of Recognition Period
	$2,500	June	2003	$1,671	$151	November 2014
	750	June	2004	474	48	November 2014

Total	$3,250			$2,145	$199

Royalty Revenue: Roche’s modification to the royalty calculation, which is discussed above, resulted in a reduction in royalty revenue for the first six months of 2010 of $1.8 million, all of which has been recognized in the third quarter of 2010.

Royalty revenue decreased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 as a result of (1) the Settlement Agreement with Novartis, which decreased royalty revenue by $1.5 million, (2) a decrease in net FUZEON® sales outside the U.S. and Canada as noted above and (3) a reduction in the royalty rate for net FUZEON sales outside the U.S. and Canada as noted above.

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Under the Development and License Agreement, we share gross profit equally from the sale of FUZEON in the United States and Canada. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially in March 2003.

(dollars in thousands)	Nine Months Ended September 30,
	2010	2009	$ Change

Gross FUZEON sales by Roche	$31,638	$37,906	$(6,268)
Less sales adjustments	(7,461)	(7,828)	367
Sales adjustments as a % of Gross Sales	24%	21%

Net sales	24,177	30,078	(5,901)
Cost of goods sold	(9,774)	(8,306)	(1,468)
Cost of goods sold as a % of Net Sales	40%	28%

Gross profit	14,403	21,772	(7,369)
Gross profit as a % of Net Sales	60%	72%
Selling and marketing expenses	(2,502)	(8,670)	6,168
Novartis royalty payment*	(2,484)	—	(2,484)
Roche development expenses	(152)	(1,187)	1,035
Other costs	(826)	(362)	(464)

Total shared profit	8,439	11,553	(3,114)
Trimeris share **	4,219	5,776	(1,557)
Deferred Marketing ***	18,658	—	18,658
Costs exclusive to Trimeris	(164)	(221)	57

Collaboration income	$22,713	$5,555	$17,158

*	On September 23, 2010, Trimeris and Roche signed the Settlement Agreement with Novartis resolving the litigation related to FUZEON then pending in the U.S. District Court for the Eastern District of North Carolina. Under the Settlement Agreement with Novartis, this amount covers a period beginning in 2007 through the third quarter of 2010. Trimeris is responsible for 50% of this amount.
**	During 2009, we exercised our right under the Development and License Agreement that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s share of the collaboration income was not equal to Roche’s share of such collaboration income in the first quarter of 2009.
***	On September 23, 2010, Trimeris signed the Deferred Marketing Expenses Agreement with Roche, which relieved Trimeris of any obligation to repay certain deferred marketing expenses and resulted in a one-time increase in collaboration income for the third quarter of 2010 of $18.7 million.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the approximate number of kits shipped to wholesalers in the U.S. and Canada during 2010 and 2009.

Kits Shipped	2010	2009
Q1	4,200	5,000
Q2	4,100	4,800
Q3	4,000	5,500
Q4	—	4,700

Total	12,300	20,000

Sales adjustments: Sales adjustments are recorded by Roche based on Roche’s experience with selling FUZEON. Based on discussions with Roche, we expect overall sales adjustments for 2010 to fall within a range of 25% to 30% of gross sales for 2010 as compared to 21 % for the full year 2009.

Cost of Goods Sold: The Company entered into negotiations with Roche, in accordance with the Development and License Agreement, related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. These negotiations are ongoing today. Accordingly, the Company cannot predict the outcome of negotiations with respect to cost of goods sold for 2008, 2009 and 2010, and as a result, accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future or be certain when a final resolution will be reached. Depending upon the resolution of the Company’s negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute or for future periods.

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

Selling and Marketing Expenses: Selling and marketing expenses for the nine months ended September 30, 2010 were lower than those for the nine months ended September 30, 2009 as Roche has reduced its selling and marketing efforts. We believe that our selling and marketing expense in 2010 will be lower than 2009 since, as of June 30, 2010, Roche no longer fields a sales force marketing FUZEON.

During 2009, we exercised our right under the Development and License Agreement that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s share of the collaboration income was not equal to Roche’s share of such collaboration income in the first quarter of 2009.

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

Novartis royalty payment: As discussed, pursuant to the terms of the Settlement Agreement, the Company made payments to Novartis for the Company’s share of royalties, beginning in the fourth quarter of 2007 through the third quarter of 2010 in the aggregate amount of approximately $2.7 million ($1.5 million has been recorded as a reduction to royalty revenue and $1.2 million has been recorded as a reduction to collaboration income). Pursuant to the terms of the Settlement Agreement and immediately following execution of the Settlement Agreement, the Company made a payment to Novartis in the amount of approximately $2.446 million representing the Company’s 50% share of back royalties on sales of FUZEON through March 31, 2010 The Company’s share of the payments to Novartis for the three months ended September 30, 2010 was approximately $114,000.

Other Costs: Other costs for the nine months ended September 30, 2010 and September 30, 2009 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

Deferred Marketing Expenses: On September 23, 2010, the Company and Roche entered into the Deferred Marketing Expenses Agreement relieving the Company of any obligation to repay certain deferred marketing expenses to Roche. The Deferred Marketing Expenses Agreement relates to the parties’ collaboration for the development and commercialization of FUZEON. Under the existing Development and License Agreement between the parties, the Company and Roche had agreed that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to re-payment by Trimeris, assuming certain terms and conditions were met and Trimeris had recorded the obligation on its balance sheet under the caption “Accrued Marketing Expenses.” Pursuant to the Deferred Marketing Expenses Agreement, the Company is no longer obligated to pay these deferred marketing expenses to Roche. As a result, the Company eliminated such accrued marketing costs, which resulted in a one-time increase in collaboration income of $18.7 million in the third quarter of 2010.

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, for certain technology paid to a third party.

General and Administrative Expenses

The table below presents our general and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009

Total general and administrative expenses	$4,000	$4,805	$(805)

Total general and administrative expenses decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to a one-time real estate commission of $496,000 paid in connection with the release of obligations under our lease of our former corporate office and research facility in the quarter ended September 30, 2009. We expect general and administrative expenses to decrease in 2010, when compared to 2009, as a result of a decrease in general business activities.

Other Income (Expense): The table below presents our other income (expense) for the nine months ended September 30, 2010 and September 30, 2009.

(in thousands)	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)

Interest income	$61	$338	$(277)
Gain on investments	—	298	(298)
Interest expense	(130)	(192)	62

Total other (expense) income, net	$(69)	$444	$(513)

Interest income decreased for the nine months ended September 30, 2010 primarily due to lower interest rates within the Company’s investment portfolios. There was a realized gain on investments for the nine months ended September 30, 2009 as a result of our redemptions of our investment in Bank of America Corporation’s Columbia Strategic Cash Portfolio, which is discussed in more detail above. For the nine months ended September 30, 2009, we recorded a realized gain of $298,000 related to this investment.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued Marketing Costs.” The Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more on these expenses for that year. Based on certain terms of the Development and License Agreement, the Company’s share of the additional expenses incurred by Roche during 2004 will be payable to Roche beginning at a future date that the Company now estimates to be in 2022. During 2004, the Company recorded $15.6 million as part of collaboration loss, and is increasing the liability over time to the expected payment amount. For the nine months ended September 30, 2010 and September 30, 2009, the Company increased the recorded liability by $130,000 and $192,000, respectively, for accretion of interest. On September 23, 2010, the Company and Roche entered into the Deferred Marketing Expenses Agreement relieving Trimeris of any obligation to repay certain deferred marketing expenses. The total liability of $0 million and $18.5 million at September 30, 2010 and December 31, 2009 is reflected on our condensed balance sheets.

Income Tax Provision

We recognized income tax expense of $881,000 for the nine months ended September 30, 2010 compared to income tax expense of $2,612,000 for the nine months ended September 30, 2009. For 2010, based on current estimates, the effective annual blended tax rate will be approximately 4.5%. The estimated effective rate for the year has decreased from prior quarters due mainly to an increase in projected income as a result of the reduction of the deferred marketing accrual which is offset by the expected utilization of a portion of the related deferred tax asset in the current year. The change did not impact future utilization of the deferred tax asset.

At December 31, 2009, the Company had NOLs for federal tax purposes of approximately $302.7 million, which expire in varying amounts between 2018 and 2025. We have determined that an ownership change as defined under Section 382 of the Code occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.3 million of NOL carryforwards will be available for utilization prior to 2025.

As of September 30, 2010, we have recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of our federal net operating loss carryovers. In the future, we may reduce the valuation allowance over our federal net operating loss carryovers and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. At the end of the first quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent net operating loss carry forwards and tax credit carryovers which we generated prior to achieving profitability.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

(in thousands)	Nine Months Ended September 30,
	2010	2009

Net cash (used in) provided by operating activities	$(3,628)	$4,489
Net cash provided by investing activities	343	13,132
Net cash (used in) provided by financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(3,285)	17,621
Cash and cash equivalents, beginning of period	47,420	14,389

Cash and cash equivalents, end of period	$44,135	$32,010

Operating Activities. Since inception, we have financed our operations primarily through private placements and public offerings of common stock, equipment lease financing and payments under the Development and License Agreement.

For the nine months ended September 30, 2010, cash provided by operating activities decreased primarily as a result of the following:

•	decreased payments from Roche as a result of decreased FUZEON sales and the imposition of the decreased royalty rate offset, in part, by lower selling and marketing expenses;

•	payments made pursuant to the Settlement Agreement with Novartis; and

•	payments made in connection with the Arigene Merger Agreement and its termination, including chiefly taxes paid on the $12 million reverse termination fee and fees paid to advisors.

During the remainder of 2010, cash provided by operating activities will depend on several factors, primarily the results of negotiations with Roche related to cost of goods sold and Roche’s calculation of the rest-of-world FUZEON royalty rate, and the sales, cost of sales and commercialization expenses and post-marketing commitments related to the sale of FUZEON (profitability of the collaboration with Roche).

Investing Activities. The amount provided by investing activities for the nine months ended September 30, 2010 and September 30, 2009 primarily relates to the net maturities of investment securities available-for-sale. The maturity of investment securities available-for-sale was due to the normal maturities of investments.

During the remainder of 2010, cash provided by investing activities will depend primarily on the net purchases/maturities of investments. We do not expect to purchase any property and equipment in 2010. We expect patent costs for the remainder of 2010 to approximate the spending in 2009.

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of September 30, 2010, we had $44.1 million in cash and cash equivalents and investment securities available-for-sale, compared to $48.4 million as of December 31, 2009.

Future Capital Requirements. We have expended, and expect to continue to expend in the future, substantial funds in the following areas:

•	general operating expense associated with a publicly-traded company; and

•	expenses related to the on-going discussions with Roche related to cost of goods sold for FUZEON.

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

Contractual Obligations. In September 2010, the Company and Roche entered into the Deferred Marketing Expenses Agreement relieving Trimeris of any obligation to repay certain deferred marketing expenses. The Deferred Marketing Expenses Agreement relates to the parties’ collaboration for the development and commercialization of FUZEON. Under the existing Development and License Agreement between the parties, Trimeris and Roche had agreed that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to re-payment by Trimeris, assuming certain terms and conditions were met. Pursuant to the Deferred Marketing Expenses Agreement Trimeris will no longer be obligated to pay these deferred marketing expenses to Roche.

The re-payment obligation was recorded on the Company’s balance sheet as a single entry under the caption “Accrued Marketing Costs.” This liability was $18.7 million at June 30, 2010. The reversal of this liability is reflected as part of Collaboration income in the third quarter of 2010.

Pursuant to the Settlement Agreement with Novartis, Roche and Trimeris have agreed to pay royalties to Novartis on net sales of FUZEON of one and one-half percent (1.5%) on sales occurring in the U.S. and Canada in a calendar year, and one percent (1%) on sales outside of the U.S. and Canada in a calendar year. The royalty rate increases to three percent (3%) in the U.S. and Canada and one and one-half percent (1.5%) on any portion of FUZEON sales in excess of $50,000,000 in the relevant region in a calendar year. Roche and Trimeris will share responsibility for payment of these royalties equally.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term. During the nine months ended September 30, 2010 and September 30, 2009, we expended approximately $164,000 and $221,000, respectively, related to this obligation.

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

Royalty Revenue

The Company receives royalties from Roche on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, and the Company receives a royalty on the adjusted net sales amount. The royalty rate reported by the Company in its quarterly reports for periods ending on or immediately prior to June 30, 2010 was 12%.

In October 2010, Roche informed the Company that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to the Company if the cost of goods sold outside the U.S. and Canada exceed a certain proportion of FUZEON net sales outside the U.S. and Canada, Roche would reduce the royalty paid to Trimeris on sales outside the U.S. and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010. As previously disclosed, in April 2009, the Company notified Roche that it did not agree with the manner in which FUZEON cost of goods sold were being calculated and charged to the collaboration. Roche and the Company have been in discussions regarding this calculation generally.

The Company has notified Roche of its objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of its on-going discussions with Roche related to the calculation of cost of goods sold. While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON, and accordingly, the proper royalty rates to be afforded to the Company.

Cautionary Statements Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking information about the Company’s financial results and business prospects that involve substantial risks and uncertainties. These statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. Among the factors that could cause actual results to differ materially are the following: the Company is dependent on third parties for the sale, marketing and distribution of its drug candidates; the market for HIV therapeutics is very competitive with regular new product entries that could affect the sales of its products; the results of its previous clinical trials are not necessarily indicative of future clinical trials; there can be no assurance that the Company will be able to resolve its dispute with Roche related to the calculation of cost of goods sold, or that in resolving such dispute, the Company will not incur significant costs or adversely affect its critical business relationship with Roche; and the Company’s commercial drug and drug candidate are based upon novel technology, are difficult and expensive to manufacture and may cause unexpected side effects. For a detailed description of these factors, see Trimeris’ Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.

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

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. The Company did not have any available-for-sale securities for the nine months ended September 30, 2010 as all of our cash was invested in money market funds.

In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer and the investments are generally not collateralized.

Item 4.	Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, with the participation of the Company’s management, as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Novartis Patent Lawsuit

On November 20, 2007, the Company was informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman- La Roche LTD. (collectively the “Roche Entities”) and Trimeris alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was originally filed in the Eastern District of Texas (Marshal Division) and was transferred to the Eastern District of North Carolina (Wilmington Division) on December 4, 2009.

On September 23, 2010, the Company and Roche entered into the Settlement Agreement with Novartis resolving the litigation related to FUZEON involving the ‘271 Patent. Under the terms of the Settlement Agreement, the Roche and Company collaboration will continue to sell FUZEON under a license from Novartis to the ‘271 Patent. In exchange for the grant of this license, Roche and the Company have agreed to pay royalties to Novartis on net sales of FUZEON of one and one-half percent (1.5%) on sales occurring in the U.S. and Canada in a calendar year, and one percent (1%) on sales outside of the U.S. and Canada in a calendar year. The royalty rate increases to three percent (3%) in the U.S. and Canada and one and one-half percent (1.5%) in the rest of the world on any portion of FUZEON sales in excess of $50,000,000 in the relevant region in a calendar year. Additional royalty rate tiers would apply to sales that exceed $100,000,000 in a region in a calendar year. Roche and the Company will share responsibility for payment of these royalties equally.

In addition, pursuant to the terms of the Settlement Agreement and immediately following execution of the Settlement Agreement, the Company made a payment to Novartis in the amount of approximately $2.446 million representing the Company’s 50% share of back royalties on sales of FUZEON through March 31, 2010. The Company’s share of the payments to Novartis for the three months ended September 30, 2010 was approximately $114,000.

On September 28, 2010, the lawsuit was dismissed with prejudice from the Eastern District of North Carolina.

Item 1A.	Risk Factors

A material change in our risk factors since the filing of our most recent 10-K is included below. Our business activities involve various elements of risk. We consider the following issues to be some of the critical risks that should be considered in evaluating our Company and our business:

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

•	The intellectual property of our competitors or other third parties may materially harm our business or prevent us from developing or commercializing our drug candidate TRI-1144.

•	Uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

•	If the testing or use of FUZEON or our drug candidate - TRI-1144 harms people, we could face costly and damaging product liability claims far in excess of our liability and indemnification coverage.

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

The risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, (See Item 1A-Risk Factors” in the Form 10-K filed by Trimeris on March 16, 2010) have materially changed as follows.

If we are unable to agree on favorable terms with Roche on cost of goods sold for FUZEON, our business could be materially harmed.

As previously disclosed, in April 2009, the Company notified Roche that it did not agree with the manner in which FUZEON cost of goods sold were being calculated and charged to the collaboration. Roche and the Company have been in discussions regarding this calculation for the years 2008, 2009 and 2010. In October 2010, Roche informed the Company that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to the Company if the cost of goods sold outside the U.S. and Canada exceeds a certain proportion of FUZEON net sales outside the U.S. and Canada, Roche would reduce the royalty paid to Trimeris on sales outside the U.S. and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010.

The Company has notified Roche of its objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of its on-going discussions with Roche related to the calculation of cost of goods sold. While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

If we are unable to agree upon favorable terms regarding the cost of goods sold our business will suffer because the Company’s share of net profits could be reduced as cost of goods increases. Additionally, royalty rates paid by Roche to the Company for sales outside the U.S. and Canada could be substantially reduced for the periods in dispute or future periods. The Company could incur significant costs pursuing a resolution of this dispute with Roche, and its critical business relationship with Roche could be adversely affected.

Future events could substantially decrease our royalty payments from Roche for sales of FUZEON in territories outside the United States and Canada.

Pursuant to the Development and License Agreement, if Roche determines, in good faith, that it must make payments under patent rights or know-how controlled by a third-party that are necessary for the sale of FUZEON in a given country outside the U.S. and Canada, Roche may reduce the royalty paid to Trimeris on sales in such country or countries by up to 50%.

Additionally, Roche currently has or may have sales in jurisdictions where Trimeris does not have an issued patent. Pursuant to the Development and License Agreement, if in any calendar quarter, a third party is able to obtain a significant percentage of the market for HIV drugs in a country outside the U.S. and Canada by selling a product containing T-20, the active ingredient of FUZEON, Roche may reduce the royalty paid to Trimeris on sales in such country or countries by up to 50%.

The Company cannot prevent the issuance or granting of valid third party intellectual party rights in any jurisdiction or sales of third party products that contain T-20. If such intellectual property rights emerge, and Roche incurs payment obligations with respect to those rights, or a third party achieves significant market penetration, with a product containing T-20, our business will suffer as royalty rates paid by Roche to the Company for sales outside the U.S. and Canada could be substantially reduced.

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

Trimeris, Inc.
(Registrant)

November 15, 2010	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly
Chief Executive Officer

November 15, 2010	By:	/s/ ANDREW L. GRAHAM
Andrew L. Graham
Chief Financial Officer and Secretary (Principal Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Andrew L. Graham as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by Andrew L. Graham as Chief Financial Officer.