Form 10-K
period 2010-12-31
TRIMERIS INC
filed 2011-03-14
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2010 was approximately $30,914,207 (based on the last sale price of such stock as reported by The NASDAQ Stock Market, LLC, on its NASDAQ Global Market on June 30, 2010).

The number of shares of the registrant’s common stock outstanding as of March 3, 2011 was 22,319,841.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K.

TRIMERIS, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.	BUSINESS

Statements in this Annual Report on Form 10-K that are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding Trimeris, Inc.’s (“we,” “Trimeris” or the “Company”) expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. Such statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed below and in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Many of these factors are beyond our control, and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. Please read Item 1A, “Risk Factors” for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company incorporated in 1993 that pioneered the development of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first and only commercial product, FUZEON® (whose generic name is enfuvirtide, originally known as T-20), and our development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

FUZEON is our first-generation HIV fusion inhibitor, developed in collaboration with F. Hoffmann-La Roche Ltd. (“Roche”), and is our only marketed product. FUZEON, which is administered by subcutaneous injection, has been shown to inhibit HIV viral fusion with host cells by blocking the conformational rearrangement of an HIV protein called gp41. The Food and Drug Administration (the “FDA”) approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. After the FDA granted accelerated approval, commercial sales of FUZEON began in March 2003. Full approval was granted by the FDA in October 2004. Roche also filed an application for European marketing approval of FUZEON in September 2002 and was granted marketing approval under exceptional circumstances by the European Agency for the Evaluation of Medicinal Products in May 2003.

Under our Development and License Agreement (defined below) with Roche, Roche has an exclusive license to manufacture and sell FUZEON worldwide, and we and Roche share profits equally from the sale of FUZEON in the United States and Canada and we receive royalties from Roche on net sales of FUZEON outside of the United States and Canada. During 2010, net sales of FUZEON in the United States and Canada decreased 18% to $32.0 million from $39.1 million in 2009. Net sales were $64.2 million in 2008. Net sales outside the United States and Canada decreased 23% to $56.4 million in 2010 from $73.1 million in 2009. Net sales outside the United States and Canada were $102.8 million in 2008.

In late 2007, we shifted our corporate strategy to maximizing cash flows from FUZEON, advancing our only remaining drug candidate, TRI-1144, to a value-creating milestone if possible and exploring strategic alternatives for the Company. As a result of this shift in strategic emphasis, we have not staffed a research and development function since late 2008.

On October 2, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arigene Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Arigene”). Under the Merger Agreement, Arigene agreed to purchase all outstanding shares of our common stock at a price per share of $3.60, or an aggregate purchase price of approximately $81.0 million, via a cash tender offer followed by a merger. We terminated the Merger

Agreement effective December 31, 2009, when Arigene, through counsel, informed us that Arigene did not have sufficient funds to consummate the tender offer and subsequent merger. In connection with the termination of the Merger Agreement, we received a $12.0 million reverse termination fee.

In 2010, we continued to evaluate our strategic alternatives and further streamlined our operations by eliminating the position of General Counsel effective January 17, 2011. Our director and former Audit Committee member, James R. Thomas took over the position of Chief Financial Officer in November 2010.

We intend to meet the following objectives during 2011:

•	Collaborate with Roche to identify and undertake activities that will help maintain the strength of the FUZEON franchise;

•	Seek an acceptable resolution of our dispute with Roche related to cost of goods sold and the related profit sharing payments and royalties under the Development and License Agreement;

•	Maximize cash flow to benefit stockholders; and

•	Continue to explore all strategic alternatives available to the Company to enhance stockholder value.

FUZEON

FUZEON is our first and only marketed product. The FDA has approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. The standard approach to treating HIV infection has been to lower viral loads by using a combination of drugs. There are approximately 32 FDA-approved drugs for the treatment of HIV. FUZEON is widely available through retail and specialty pharmacies across the United States and Canada and in over 55 other countries around the world, including all the major countries in Europe.

Fusion Inhibition and FUZEON Mechanism of Action

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

Currently marketed antiviral therapies typically target specific enzymes that viruses use to replicate. Other compounds focus on the entry of the viruses into target cells. We have pioneered the discovery and development of a new class of anti-HIV compounds, called fusion inhibitors, that prevent one of the crucial steps in viral entry from occurring by blocking the conformational rearrangement of HIV required to allow HIV to fuse with a host cell.

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

Commercial Results

Under the Development and License Agreement, we share profits with Roche from the sale of FUZEON in the United States and Canada. This amount is reported as collaboration income or loss, as a component of revenue, in our Statements of Operations. Collaboration income (loss) is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by cost of goods sold resulting in gross margin. Gross margin is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. Our share of the operating income or loss is reported as collaboration income. For the year ended December 31, 2010, net sales of FUZEON in the United States and Canada totaled approximately $32.0 million compared to $39.1 million in 2009 and $64.2 million in 2008. During the year ended December 31, 2010, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in our share of operating income from the sale of FUZEON in the United States and Canada of $24.9 million compared to $6.8 million in 2009 and $8.0 million in 2008. Collaboration income for 2010 includes $18.7 million related to the Company’s agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. which relieved Trimeris of any obligation to repay deferred marketing expenses. Unit sales of FUZEON are expressed in kits shipped. Each kit represents a one-month supply of FUZEON for a patient. For the year ended December 31, 2010, Roche sold and shipped to wholesalers in the United States and Canada approximately 16,100 kits compared to 20,000 kits in 2009 and 36,000 kits in 2008.

Under the Development and License Agreement, we also receive a royalty based on net sales of FUZEON, as recorded by Roche, outside the United States and Canada. For the year ended December 31, 2010, net sales of FUZEON outside the United States and Canada were $56.4 million, compared to $73.1 million in 2009 and $102.8 million in 2008.

A major determinant of collaboration income, royalty rates, and our net income, is the cost of goods sold for FUZEON. In April 2009, we notified Roche of our objection to the manner in which cost of goods sold for FUZEON was being calculated and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. In October 2010, Roche informed us that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to us if the cost of goods sold outside the United States and Canada exceeds a certain proportion of FUZEON net sales outside the United States and Canada, Roche would reduce our royalty payment rate on sales outside the United States and Canada from 12% (the amount previously paid) to 6%, with application retroactive to January 1, 2010.

Negotiations related to this issue have been ongoing since 2009, and we cannot be certain when a final resolution will be reached. Depending upon the resolution of these negotiations, cost of goods sold may increase or decrease for the periods in dispute or for future periods, and royalty rates may be affected accordingly. While we are considering all available options for resolution of this issue, we currently intend to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

Roche Collaboration

In 1999, we entered into a worldwide agreement with Roche to develop and market FUZEON and certain other compounds (the “Development and License Agreement”) and, in 2000, we entered into a research agreement with Roche to discover, develop and commercialize certain additional fusion inhibitor peptides (the “Research Agreement”). Our agreements with Roche granted Roche an exclusive, worldwide license for FUZEON. Roche may terminate its license as a whole or for a particular country or countries in its sole discretion with advance notice. As discussed below, royalty rates paid by Roche may be reduced based on cost of goods sold or the emergence of competition from third party products with the same active ingredient as FUZEON in countries outside the United States and Canada. We agreed to share development expenses and profits for FUZEON in the United States and Canada equally with Roche. Outside of the United States and Canada, Roche agreed to fund all development costs and pay us royalties on net sales of FUZEON for a specified term.

The Development and License Agreement has been amended several times; in March 2007, the agreement was amended to cover only the development and commercialization of FUZEON. This amendment returned to us the rights to all intellectual property that was originally licensed to Roche under the Development and License Agreement, other than Roche’s exclusive license to manufacture and sell FUZEON worldwide. After this amendment, Roche remains responsible for only one potential remaining $5.0 million milestone payment payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada, in addition to the profit-sharing payments and royalties discussed below. The Development and License Agreement will effectively terminate upon expiration of the last relevant patent covering FUZEON, which is expected to occur in 2021.

On September 23, 2010, we entered into an agreement with Roche relieving us of any obligation to repay certain deferred marketing expenses that may have arisen under the Development and License Agreement (the “Deferred Marketing Expenses Agreement”). Specifically, we had previously agreed with Roche that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to our repayment, assuming certain terms and conditions were met. Pursuant to the Deferred Marketing Expenses Agreement, we are no longer obligated to pay these deferred marketing expenses to Roche.

Roche is responsible for the sales, marketing and distribution of FUZEON. The results of our commercial operations in the United States and Canada are reported in our financial statements as “Collaboration income (loss)” which is calculated as follows: Total gross sales of FUZEON by Roche in the United States and Canada is reduced by estimates for discounts, rebates and returns resulting in total net sales. Net sales are reduced by cost of goods sold resulting in gross margin. Gross margin is reduced by selling and marketing expenses and other expenses related to the sale of FUZEON, resulting in operating income or loss. Our share of the operating income (loss) is reported as collaboration income (loss). This information is disclosed below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies—Collaboration Income (Loss).” Revenue is recognized when Roche ships the drug and title and risk of loss passes to wholesalers.

We receive royalties from Roche on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, and the Company receives a royalty on the adjusted net sales amount. The royalty rate applied by Roche in its quarterly royalty reports for royalty periods ending on or before June 30, 2010 was 12%.

In October 2010, Roche informed us that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce our royalty payments if the costs of goods sold outside the United States and Canada exceed a certain proportion of FUZEON net sales outside the United States and Canada, Roche intended to reduce the royalty paid to us on sales outside the United States and Canada from 12% to 6% with application retroactive to January 1, 2010. As previously disclosed, in April 2009, we notified Roche that we did not agree with the manner in which FUZEON cost of goods sold were being calculated and charged to the collaboration and we have been in discussions with Roche regarding this calculation generally.

In October 2010, we promptly notified Roche of our objection to the immediate application of the royalty reduction clause in light of our ongoing discussions with Roche related to the calculation of cost of goods sold. Roche’s imposition of this reduced royalty rate resulted in a reduction in royalty revenue for the first six months of 2010 equal to $1.8 million, which was recognized in the third quarter of 2010. If Roche continues to apply the reduced royalty in the future, our royalties will be reduced.

Substantially all of the data used to calculate the collaboration income (loss) is derived from information provided by Roche. The collaboration has a North American Joint Marketing Committee (“NAJMC”) that oversees the commercialization activities related to FUZEON. The NAJMC consists of our representatives and representatives from Roche. The NAJMC reviews the budgets for the direct marketing costs and Roche sales force costs charged to FUZEON and the costs of departments at Roche that devote time to FUZEON-related issues, such as government affairs and reimbursement. The actual costs are reviewed by our personnel and compared to budgeted amounts prior to inclusion in collaboration income (loss). In the event that we are not satisfied after reviewing the actual costs, we will withhold payment until presented with satisfactory documentation or appropriate adjustments to the charges are made.

We recognize 50% of the total collaboration gross profit (loss), which includes estimates made by and recorded by Roche for reductions to gross sales for expected returns of expired products, government rebate programs, such as

Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Estimates for government rebate programs and cash discounts are determined by Roche based on contractual terms, historical information from Roche’s anti-HIV drug portfolio and Roche’s expectations regarding future utilization rates for these programs. Estimates for product returns are based on an ongoing analysis of industry return patterns and historical return patterns by Roche for its anti-HIV drug portfolio. This includes the purchase of third-party data by Roche to assist Roche and us in monitoring channel inventory levels and subsequent prescriptions for FUZEON. Expected returns of FUZEON kits are generally low as FUZEON has a high wholesale acquisition cost, compared to other anti-HIV drugs, and requires significantly more storage space than other anti-HIV drugs due to the size of a monthly kit because FUZEON requires twice daily injections. Consequently, wholesalers tend to stock only the necessary volumes of FUZEON inventory. We believe that, on average, wholesalers hold approximately 25 days of inventory of FUZEON that has been sold by Roche to wholesalers, but not yet purchased by patients. The current shelf life of FUZEON is 36 months. Roche reviews the estimates discussed above on a quarterly basis and adjusts estimates as appropriate for changes in facts or circumstances. This estimate may reduce or increase our share of collaboration income (loss) under the Development and License Agreement.

A major determinant of collaboration income, royalty rate and our resulting profits, is the cost of goods sold for FUZEON. In April 2009, we notified Roche of our objection to the manner in which cost of goods sold for FUZEON were being calculated and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. The negotiations have been ongoing since 2009. Although active discussions are ongoing, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute or for future periods, and profit rates and, as discussed below, royalty rates may be affected accordingly. While we are considering all available options for resolution of this issue, we currently intend to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

Roche is responsible for all decisions regarding FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche is financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the United States and Canada. In addition, Roche is responsible for write-offs of all supply chain materials.

In March 2007, at the same time we amended the Development and License Agreement, we also amended the terms of the Research Agreement such that all rights to joint patents and other intellectual property related to next-generation HIV fusion inhibitor peptides covered by the Research Agreement were returned to us. In exchange, we agreed to pay Roche a low single-digit royalty on future net sales of our lead next-generation HIV fusion inhibitor candidate, TRI-1144, up to a specified limit. Prior to the execution of this amendment we shared equally with Roche all costs related to the research and development of TRI-1144. Since March 2007, all costs related to TRI-1144 research and development have been borne solely by us and we have the sole right to continue development of TRI-1144.

Our collaboration with Roche is a contractual one and is not a separate legal entity. Consequently, we have no investment in any collaboration entity. For further discussion of accounting matters related to the Development and License Agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 7 – “Roche Collaboration” in the Notes to Financial Statements.

Regulatory and Clinical Trials

In October 2004, the FDA granted full approval for FUZEON. The FDA had previously granted accelerated approval for FUZEON on the basis of 24-week data in March 2003. In June 2004, the European Medicines Evaluation Agency (the “EMEA”), granted full approval to Roche to market FUZEON in the European Union. Outside of the United States, Roche has received approval and reimbursement for FUZEON in over 55 countries.

Roche has primary responsibility for conducting FUZEON clinical trials. The sole clinical trial being conducted by Roche is a post–marketing commitment to the FDA tracking pneumonia in connection with FUZEON use. At this time, no further clinical trials with FUZEON are planned.

Manufacturing

Roche manufactures the bulk drug substance of FUZEON at its facility in Boulder, Colorado and performs the fill-finish and all final product storage and packaging operations for FUZEON at its facility in Basel, Switzerland. Based on Roche’s progress and experience to date, we believe that Roche will continue to be able to produce a supply of FUZEON sufficient to meet anticipated demand. Raw materials and supplies required for the production of FUZEON are generally available from various suppliers in quantities adequate to meet our needs. Roche is subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products, including as a result of a failure of Roche’s facilities to pass any regulatory agency inspection, could significantly impair the ability to sell FUZEON.

We believe that Roche’s existing manufacturing facilities and outside sources will allow us to meet the near-term and long-term manufacturing needs for FUZEON. Roche’s manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the European Union and other regulatory authorities.

If FUZEON sales levels do not meet Roche’s and our expectations, the resulting production volumes may not allow Roche to achieve its anticipated economies of scale for FUZEON. If Roche does not achieve these economies of scale, the cost of goods for FUZEON could increase, which could have a material adverse effect on our collaboration income, royalty rates and profit rates. As discussed above, we are in negotiations with Roche regarding the appropriate cost of goods sold for FUZEON.

Research

Through 2007, we conducted research and development activities both internally and with our collaborative partners. Our research efforts focused primarily on treating viral diseases by identifying novel mechanisms for blocking viral entry. We have not staffed a research and development function since we completed the TRI-1144 Phase I clinical trial in 2008 and do not plan to conduct future research and development activities.

TRI-1144

TRI-1144 was developed with the specific goal of achieving durable suppression of HIV by increasing the potency of the molecules and raising their genetic barrier to the development of resistance. Central to the development program was increased patient convenience via simpler, more patient-friendly administration with a target of less frequent dosing, considering even the possibility of once-weekly dosing formulations. We have the sole right to continue development of TRI-1144 at our sole expense.

In 2008, we filed an Investigational New Drug application for TRI-1144 and initiated and completed a single ascending dose Phase I clinical trial. Results of the study, which were released in 2008, indicate that TRI-1144 was well tolerated at all doses tested. Plasma concentrations at 24 hours suggested that a dose of approximately 25 mg of TRI-1144 could be sufficient for a convenient, once-daily, low-volume injection. In addition, this dose produced no injection-site reactions (“ISRs”) in this study.

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

No trials have been conducted with TRI-1144 since 2008, and there are no current plans to conduct future clinical trials for TRI-1144 beyond this Phase I trial. Further development of TRI-1144 would require entering into a collaboration with another pharmaceutical company.

Sales, Marketing and Distribution

We rely on Roche for the sales, marketing and distribution of FUZEON, in accordance with the marketing terms contained in the Development and License Agreement. Roche may terminate this agreement at any time with advance notice. If Roche fails to adequately market FUZEON, we do not have the ability under the Development and License Agreement to establish our own sales, marketing or distribution capabilities. If Roche terminated the Development and License Agreement and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We would likely not be able to establish cost-effective sales, marketing or distribution capabilities ourselves and we may not be able to make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our agreement with Roche gives Roche significant control over important aspects of the commercialization of FUZEON, including:

•	market identification;

•	marketing methods;

•	pricing;

•	drug positioning;

•	composition and deployment of sales force; and

•	promotional effort and activities.

Any sales, marketing or distribution arrangements we establish with other parties may give those parties similar control. We may not be able to control the amount or timing of resources that Roche or any third party may devote to FUZEON.

FUZEON is currently widely available through retail and specialty pharmacies across the United States and Canada and in over 55 other countries around the world, including all the major countries in Europe.

Given the demonstrated efficacy, durability and safety of FUZEON-based therapies in treatment experienced patients, we and Roche historically have focused much of our promotional efforts on the following three primary objectives: expanding the adoption and initiation of therapy with FUZEON, enhancing retention of patients on therapy, and ensuring full access for individuals that have been prescribed FUZEON. Roche has informed us that it is committed to ensuring the continued availability of FUZEON; however, in light of FUZEON’s diminished sales and limited role in salvage therapy treatment regimens, Roche ceased fielding a FUZEON sales force in June 2010 and we have agreed with Roche that there will be fewer commercial initiatives directed towards expanding access.

Patents, Proprietary Technology and Trade Secrets

Our success depends, in part, on our ability, and the ability of our collaborators or licensors, to obtain protection for our products and technologies under U.S. and foreign patent laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties.

We own or have exclusive licenses to 41 issued U.S. patents, numerous pending U.S. patent applications, and certain corresponding foreign patents and patent applications. Our U.S. patents issued to date are currently set to expire between 2012 and 2031.

We also rely on trade secrets, know-how and other proprietary information, which we seek to protect, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized disclosure. Our current and former employees, consultants or advisors could disclose our trade secrets or proprietary information to competitors, which would be detrimental to us.

We have an exclusive, worldwide, royalty-bearing license from the New York Blood Center (the “NYBC”) under certain U.S. and foreign patents and patent applications relating to certain HIV peptides. Under this license, we are required to pay the NYBC a royalty in an amount equal to 0.5% of Net Sales (as defined in the license agreement) of FUZEON sold by us or any sublicensee in any calendar year, until such time as $100 million of Net Sales is attained; after which we will pay the NYBC a royalty in an amount equal to 0.25% of Net Sales of FUZEON sold by us or any sublicensee in any calendar year in any Country (as defined in the license agreement) where the NYBC has a pending, or issued, unexpired and valid claim contained in the licensed patents. Our obligation to pay royalties to the NYBC under this license ends on August 22, 2012. We recognized expense of approximately $190,000, $284,000, and $523,000 during 2010, 2009, and 2008, respectively, for royalty payments due to the NYBC related to the sales of FUZEON.

On November 20, 2007, we were informed that Novartis Vaccines and Diagnostics, Inc. (“Novartis”) had filed suit against us, as well as Hoffman-La Roche Inc., Roche Laboratories Inc., Roche Colorado Corp., and F. Hoffman- La Roche LTD. (collectively, the “Roche Entities”) alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON. The lawsuit was originally filed in the Eastern District of Texas (Marshal Division) and was transferred to the Eastern District of North Carolina (Wilmington Division) on December 4, 2009.

On September 23, 2010, we entered into a settlement agreement with Roche and Novartis resolving the litigation related to FUZEON involving the ‘271 Patent (the “Settlement Agreement”). Under the terms of the Settlement Agreement, our collaboration with Roche will continue to sell FUZEON under a license from Novartis to the ‘271 Patent. In exchange for the grant of this license, we have agreed to pay, together with Roche, royalties to Novartis on net sales of FUZEON of 1.5% on sales occurring in the United States and Canada in a calendar year, and 1% on sales outside of the United States and Canada in a calendar year. The royalty rate increases to 3% in the United States and Canada and 1.5% in the rest of the world on any portion of FUZEON sales in excess of $50,000,000 in the relevant region in a calendar year. We will share responsibility for payment of these royalties equally with Roche.

In addition, pursuant to the terms of the Settlement Agreement, we made payments to Novartis for our share of royalties beginning in the fourth quarter of 2007 through the third quarter of 2010 in the aggregate amount of approximately $2.7 million ($1.5 million has been recorded as a reduction to royalty revenue and $1.2 million has been recorded as a reduction to collaboration income). Pursuant to the terms of the Settlement Agreement and immediately following execution of the Settlement Agreement, we made a payment to Novartis in the amount of approximately $2.5 million representing our 50% share of back royalties on sales of FUZEON through March 31, 2010.

On September 28, 2010, the lawsuit was dismissed with prejudice from the Eastern District of North Carolina.

Competition

We are engaged in a segment of the biopharmaceutical industry, the treatment of HIV, that is intensely competitive and changes rapidly. FUZEON competes with numerous existing therapies. For example, there are approximately 32 different drugs that are currently approved in the United States for the treatment of HIV. In addition, a number of companies are pursuing the development of novel pharmaceutical products that target HIV. Some companies, including several multi-national pharmaceutical companies, are simultaneously marketing several different drugs and may therefore be able to market their own combination drug therapies. We believe that a number of drugs are currently under development and will become available in the future for the treatment of HIV.

FUZEON is delivered via twice daily subcutaneous injections, each delivering 90 mg of FUZEON. The other approved anti-HIV drugs are delivered orally at various dosing intervals. We believe that this delivery method is one factor that may limit FUZEON’s adoption as compared to other competing drugs. In addition, the wholesale acquisition cost of FUZEON is approximately $30,600 for one year of therapy. This price is significantly higher than any of the other approved anti-HIV drugs. FUZEON’s price relative to other approved anti-HIV drugs may also limit patient demand.

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

The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. Once clinical trials are completed, drug developers submit the results of preclinical studies, clinical trials and information on the manufacturing of the drug to the FDA in the form of a New Drug Application for approval to commence commercial sales. Once submitted, the FDA is required to take action on a New Drug Application within a specified period of time. FDA action may be any one of the following: approval to market the drug, request for additional information or denial of approval. FDA approvals may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product. Similar regulatory procedures must be complied with in countries outside the United States.

We, Roche and potential future collaborative partners, are also subject to various federal, state and local laws and regulations relating to:

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

Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market. Any adverse event could result in product liability claims against us. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties.

If we seek to make certain changes to FUZEON, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need FDA review and approval before the change can be implemented.

The FDA, the FDA’s European counterpart, the EMEA, and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to providing approval to market a product. If, after receiving clearance from regulatory agencies, a material change is made in manufacturing equipment, location or process, additional regulatory review and approval may be required. We, like Roche, also must adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA, the EMEA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, it is determined that the equipment, facilities, or processes used in the manufacture of FUZEON do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. Companies must comply with all applicable FDA requirements. If they do not, they are subject to the full range of civil and criminal penalties available to the FDA.

Both Roche and our company are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Roche’s and our activities relating to the sale and marketing of FUZEON may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed.

Third-Party Reimbursement and Healthcare Reform Measures

In the United States and elsewhere, sales of prescription drugs depend, in part, on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs.

Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for these therapies. If third-party payor reimbursements for FUZEON are not available or are not available at a level that will allow us or our to sell FUZEON on a competitive basis, our results of operations will be materially and adversely affected. In addition, an increasing emphasis in the United States on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products. The announcement and/or adoption of these types of proposals or efforts could also materially and adversely affect our business, because the amount of revenues that we may potentially be able to generate in the future for our FUZEON could affect an investor’s decision to invest in us.

Recently, several major pharmaceutical companies have offered to sell their anti-HIV drugs at or below cost to certain countries in Africa and Least Developed Countries (as defined by the United Nations) which could adversely affect the reimbursement climate, and the prices that may be charged, for HIV medications in the United States and the rest of the world. Third-party payors could exert pressure for price reductions in the United States and the rest of the world based on these offers to Africa and Least Developed Countries. This price pressure could limit the amount that Roche would be able to charge for our drugs.

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

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently FUZEON is covered by Medicaid in all 50 states. In addition, all 50 of the state AIDS Drug Assistance Programs and a majority of private insurers provide some amount of access to FUZEON. However, there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that can receive reimbursement for FUZEON under their plans, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs. Outside the United States, Roche has negotiated for reimbursement in most of the major markets. Roche has informed us that Roche is committed to ensuring the continued availability of FUZEON; however, in light of FUZEON’s diminished sales and limited role in salvage therapy treatment regimens, Roche ceased fielding a FUZEON sales force in June 2010 and we have agreed with Roche that there will be fewer commercial initiatives directed towards expanding access.

Environment

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operations or competitive position.

Human Resources

As of March 14, 2011, we have 3 full-time employees, none of whom are technical scientific staff. None of our employees are covered by collective bargaining arrangements and management considers relations with our employees to be good.

Website

Our website address is www.trimeris.com. We make available free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors’ and officers’ Section 16 reports, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR website directly to our reports.

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

We derive substantially all our income from sales of FUZEON. If we are unable to sustain FUZEON sales above a critical threshold, our business will suffer and may become unprofitable.

FUZEON competes with numerous existing therapies for the treatment of HIV. Beginning in 2007, we have observed a continuous decline in sales of FUZEON that has continued through year-end 2010. We cannot predict when the trend of decreasing sales will end and if, or when, sales levels will stabilize. For example, although United States sales began to stabilize in the second half of 2010, sales outside of the United States have continued to fall.

FUZEON sales are currently our only significant source of revenue. In addition to the observed declines in revenue, we may see decreases in profitability associated with decreasing economies-of-scale related to production, distribution and marketing of the product. If together with Roche, we cannot maintain the same levels of profitability for FUZEON our business could be materially harmed.

If we are unable to agree on favorable terms with Roche on the calculation of cost of goods sold for FUZEON, our business could be materially harmed.

As previously disclosed, in April 2009, we notified Roche that we did not agree with the manner in which FUZEON cost of goods sold was being calculated and charged to the collaboration. We have been in discussions with Roche regarding this calculation for the years 2008, 2009 and 2010. In October 2010, Roche informed us that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to us if the cost of goods sold outside the United States and Canada exceeds a certain proportion of FUZEON net sales outside the United States and Canada, Roche would reduce our royalty payment rate on sales outside the United States and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010.

We have notified Roche of our objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of our ongoing discussions with Roche related to the calculation of cost of goods sold. While we are considering all available options for resolution of this issue, we currently intend to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

If we are unable to agree upon favorable terms regarding the cost of goods sold our business will suffer because our share of net profits could be reduced as cost of goods increases. Additionally, royalty rates paid by Roche to us for sales outside the United States and Canada could be substantially reduced for the periods in dispute or future periods. We could incur significant costs pursuing a resolution of this dispute with Roche, and our critical business relationship with Roche could be adversely affected.

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

FUZEON competes with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future for the treatment of HIV. For example, approximately 32 anti-HIV drugs are currently approved in the United States for the treatment of HIV, including drugs produced by GlaxoSmithKline, Bristol-Myers Squibb, Gilead, Merck, Roche, Pfizer, Tibotec and Abbott Laboratories. Of the currently-approved drugs, only FUZEON is a viral fusion inhibitor. In addition, we believe that other companies may be currently engaged in research efforts to develop viral fusion inhibitors.

We expect to face intense and increasing competition in the future as new drugs enter the market and advanced technologies become available. We cannot assure you that existing or new drugs for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold than FUZEON.

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

If FUZEON does not maintain its market acceptance, our business will be materially harmed.

We have invested a significant portion of our time and financial resources since our inception in the development of FUZEON. FUZEON is the only drug candidate for which we have obtained FDA approval and we are not seeking FDA approval for any other drug candidates. We anticipate that for the foreseeable future, our ability to generate revenues and profits, if any, will depend entirely on the success of FUZEON. Commercial sales of FUZEON depend primarily on Roche’s ability to manufacture commercial quantities of FUZEON on a cost-effective basis with the requisite quality and to successfully market FUZEON throughout the world.

FUZEON is delivered via a twice daily dosing by injection under the skin. All of the other currently approved drug treatments for HIV are delivered orally. Patients and physicians often do not readily accept daily injections of an anti-HIV drug treatment, which limits FUZEON’s acceptance in the market compared to other competing drugs. Moreover, because peptides are expensive to manufacture, the price of FUZEON is higher than the prices of currently approved anti-HIV drug treatments. The wholesale acquisition cost of one year’s supply of FUZEON in the United States is approximately $30,600. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of FUZEON in combination with other anti-HIV drugs, and is more restrictive than the indication for other approved anti-HIV drugs. Physicians may not readily prescribe FUZEON due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit our ability to receive reimbursement coverage for FUZEON from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Future events could substantially decrease our royalty payments from Roche for sales of FUZEON in territories outside the United States and Canada.

Pursuant to the Development and License Agreement, if Roche determines, in good faith, that Roche must make payments under patent rights or know-how controlled by a third-party that are necessary for the sale of FUZEON in a given country outside the United States and Canada, Roche may reduce the royalty paid to us on sales in such country or countries by up to 50%.

Additionally, Roche currently has or may have sales in jurisdictions where we do not have an issued patent. Pursuant to the Development and License Agreement, if in any calendar quarter, a third party is able to obtain a significant percentage of the market for HIV drugs in a country outside the United States and Canada by selling a product containing T-20, the active ingredient of FUZEON, Roche may reduce the royalty paid to us on sales in such country or countries by up to 50%.

We cannot prevent the issuance or granting of valid third party intellectual party rights in any jurisdiction or sales of third party products that contain T-20. If such intellectual property rights emerge, and Roche incurs payment obligations with respect to those rights, or a third party achieves significant market penetration, with a product containing T-20, our business will suffer as royalty rates paid by Roche to us for sales outside the United States and Canada could be substantially reduced.

In order to remain profitable we will need to maintain arrangements with Roche or other third parties for the sale, marketing and distribution of FUZEON.

We currently have insufficient internal resources to support and implement worldwide sales, marketing and distribution of pharmaceuticals. We currently rely on Roche for the sales, marketing and distribution of FUZEON, in accordance with the marketing terms contained in our Development and License Agreement. Roche may terminate this agreement at any time with advance notice. If Roche fails to adequately market FUZEON, we do not have the ability under our Development and License Agreement to establish our own sales, marketing or distribution capabilities. If Roche ceased to market FUZEON and we were unable to reach agreement with one or more other marketing partners, we would be required to develop internal sales, marketing and distribution capabilities. We would likely not be able to establish cost-effective sales, marketing or distribution capabilities ourselves and we may not be able to make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Our agreement with Roche, and any sales, marketing or distribution arrangements we establish with other parties, gives Roche, and may give those parties, significant control over important aspects of the commercialization of FUZEON, including:

•	market identification;

•	marketing methods;

•	pricing;

•	drug positioning;

•	composition and deployment of sales force; and

•	promotional effort and activities.

We may not be able to control the amount or timing of resources that Roche or any third party may devote to FUZEON. Roche ceased fielding a FUZEON sales force in June 2010 and we have agreed with Roche that there will be fewer commercial initiatives directed towards expanding access.

If sufficient amounts of FUZEON, cannot be manufactured on a cost-effective basis by Roche or another third party, our financial condition and results of operations will be materially and adversely affected.

Peptide-based therapeutics are made from long chains of molecular building blocks called amino acids. FUZEON is a large peptide composed of a precise 36-amino acid sequence. Large peptides are difficult and expensive to manufacture because the process of creating commercial quantities of a large peptide is lengthy and complicated. As part of the collaboration with Roche, we have selected Roche’s facility in Boulder, Colorado to manufacture commercial quantities of the bulk drug substance of FUZEON and one of Roche’s manufacturing facilities to produce the finished drug product from such bulk drug substance through a process involving lyophilization, or freeze-drying. The process Roche is currently using to manufacture FUZEON bulk drug substance requires approximately five months to complete and is extremely complicated, requiring over 100 separate, precisely controlled chemical reactions. Roche is currently manufacturing FUZEON bulk drug substance on a commercial scale, and producing the finished drug product on a commercial scale. However, as a result of this complex manufacturing process, Roche may encounter unexpected difficulties or expense in manufacturing FUZEON in the future.

In addition, if sales of FUZEON do not increase, Roche could be forced to scale back manufacturing at the Boulder facility to levels that are less than optimal. Diminished sales of FUZEON will not allow us to achieve the economies of scale that keep our cost of goods low. Any increase in cost of goods would, in turn, decrease our gross margin and would have a material adverse effect on our business, financial condition, results of operations and the market price of our stock.

Roche, or other third-party manufacturers that we may engage in the future, may not perform as agreed or remain in the contract manufacturing business for the time required to successfully produce and market FUZEON. The number of third-party manufacturers with the expertise and facilities to manufacture bulk drug substance of FUZEON on a commercial scale is extremely limited. In addition, only a limited number of third-party manufacturers have the capability to produce a finished drug product on a commercial scale through a process involving lyophilization.

In the event the intended manufacturing plan generates insufficient supplies of FUZEON, or Roche’s Boulder facility ceases operation for any reason, we do not have an alternate manufacturing plan in place at this time and it would take a significant amount of time to arrange for alternative manufacturers. We would likely not be able to establish manufacturing capabilities ourselves and we may not be able to make arrangements with third-party manufacturers to produce and market FUZEON on acceptable terms on a timely basis, if at all. We do not have insurance to cover any shortages or other problems in the manufacturing of FUZEON. If Roche, or any other potential third-party manufacturer, fails to deliver the required commercial quantities of bulk drug substance or finished drug product on a timely basis and at commercially reasonable prices, and we fail to promptly find one or more replacement manufacturers or develop our own manufacturing capabilities at a substantially equivalent cost and on a timely basis, our ability to deliver FUZEON could be materially and adversely affected.

HIV is likely to develop resistance to FUZEON, which could adversely affect demand for FUZEON and harm our competitive position.

HIV is prone to genetic mutations that can produce viral strains resistant to particular drug treatments. HIV has developed resistance, in varying degrees, to each of the currently approved anti-HIV drug treatments, including FUZEON. As a result, combination therapy, or the prescribed use of three or more anti-HIV drugs, has become the preferred method of treatment for HIV-infected patients, because in combination these drugs may prove effective against strains of HIV that have become resistant to one or more drugs in the combination. In the clinical trials we have conducted to date, HIV has demonstrated the ability to develop resistance to FUZEON, as it has with respect to all other currently-marketed anti-HIV drugs. If HIV, in a wide patient population, in a short time period, develops resistance to FUZEON when used in combination therapy, it would adversely affect demand for FUZEON and harm our competitive position.

In order to move forward with the development and commercialization of TRI-1144 we would need to partner with a company that has the requisite expertise and capabilities related to the development, manufacturing, sale, marketing and distribution of drugs.

We currently have insufficient internal resources to support and implement worldwide development, sales, marketing and distribution of pharmaceuticals. Should we decide to move forward with the development and commercialization of TRI-1144, we would need to make arrangements with third parties for development, sales, marketing and distribution. There can be no assurance that we would be able to make such arrangements on acceptable terms, if at all. We currently do not have any plans to develop and commercialize TRI-1144 beyond the Phase I single ascending dose trial completed in 2008.

If Roche does not maintain good manufacturing practices, it could negatively impact our business.

The FDA and other regulatory authorities require that FUZEON be manufactured according to good manufacturing practice regulations. The failure by Roche or any other third-party manufacturers to maintain current good manufacturing practices compliance and/or our failure to increase our manufacturing processes as needed to meet demand for FUZEON could lead the FDA to withdraw approvals previously granted or lead to other regulatory action.

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

Although we own or exclusively license approximately 41 issued U.S. patents, and numerous pending U.S. patent applications, corresponding foreign patents and patent applications, including issued patents and patent applications relating to FUZEON, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure how much protection, if any, our patents will provide if we attempt to enforce them and/or if the patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us. Further, we cannot assure that our pending patent applications will result in issued patents. Because U.S. patent applications may be maintained in secrecy until a patent issues or is otherwise published, we cannot assure that others have not filed patent applications for technology covered by our pending applications. Moreover, we cannot assure that we were the first to invent the technology, which, under U.S. patent law, is a prerequisite to obtaining patent coverage. In the event that a third party has also filed a U.S. patent application on the technology, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, i.e., which party was the first to invent. The costs of these proceedings can be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position.

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

Recently, several generic drug-makers in countries such as India have offered to sell HIV drugs currently protected under U.S. patents to patients in Africa at prices significantly below those offered by the drugs’ patent holders in other countries. There is a risk that these drugs produced by the generic drug-makers could be illegally made or imported into the United States and other countries at prices below those charged by the drugs’ patent holders. If any of these actions occur with respect to our drugs, it could limit the amount we could charge for our drugs.

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

The intellectual property of our competitors or other third parties may materially harm our business or prevent us from developing or finding a collaboration partner for our drug candidate TRI-1144.

Other companies, universities and research institutions conduct research and development efforts in market segments, including viral fusion inhibition and the treatment of HIV infection, where we and our collaborators focus research and development activities. We cannot assure you that third parties will not assert patent infringement or other intellectual property claims against us or our collaborators with respect to technologies used in FUZEON or our drug candidate TRI-1144. Any claims that might be brought against us relating to infringement of third party patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our other business operations.

Uncertainties relating to third-party reimbursement and health care reform measures could limit the amount we will be able to charge for our drugs and adversely affect our results of operations.

In the United States and elsewhere, sales of prescription drugs depend, in part, on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for this therapy. If third-party payor reimbursements for FUZEON are not available or are not available at a level that will allow us or our current or future collaborative partners to sell these drugs on a competitive basis, our results of operations will be materially and adversely affected. In addition, emphasis in the United States on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products.

The wholesale acquisition cost of a one year supply of FUZEON in the United States is approximately $30,600. A high drug price could also limit our ability to receive reimbursement coverage for our drugs from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Roche has made significant progress in achieving reimbursement from the various payors in the United States. Currently FUZEON is covered by Medicaid in all 50 states. In addition, all of the 50 state AIDS Drug Assistance Programs and a majority of private insurers provide some amount of access to FUZEON. However there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients that they will provide reimbursement for FUZEON, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs.

Several major pharmaceutical companies have offered to sell their anti-HIV drugs at or below cost to certain countries in Africa and Least Developed Countries (as defined by the United Nations), which could adversely affect the reimbursement climate, and the prices that may be charged, for HIV medications in the United States and the rest of the world. Third-party payors could exert pressure for price reductions in the United States and the rest of the world based on these offers to Africa and Least Developed Countries. This price pressure could limit the amount that we would be able to charge for our drugs.

Our quarterly operating results are subject to fluctuations. If our operating results for a particular period deviate from the levels expected by investors, it could adversely affect the market price of our common stock.

Our operating results are likely to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include:

•	the market acceptance and sales levels for FUZEON;

•

the status and progress of the Development and License Agreement with Roche, including resolution of the cost of goods sold issue discussed above under Item 1, “Business—Commercial Results” and “—Roche Collaboration”;

•	the timing of regulatory actions;

•	our ability to maintain manufacturing, sales, marketing and distribution capabilities with Roche or other third parties, or to establish such capabilities internally; and

•	technological and other changes in the competitive landscape.

As a result, we believe that comparing our results of operations for one period against another period is not necessarily meaningful, and you should not rely on our results of operations in prior periods as an indication of our future performance. If our results of operations for a period deviate from the levels expected by investors, it could adversely affect the market price of our common stock.

If we are unable to maintain the standards for internal control over financial reporting as required by the Sarbanes-Oxley Act of 2002, our stock price could be materially harmed.

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

Under the Development and License Agreement, Roche has significant control over the sale and distribution of FUZEON to wholesalers. Roche sets the price of FUZEON to wholesalers, along with any rebates and incentives, and the terms of any returns. Roche records all sales of FUZEON.

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

Our charter requires that we indemnify our directors and officers to the fullest extent permitted by Delaware corporate law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines and amounts reasonably paid in defense or settlement of an action, suit or proceeding brought against any of them by reason of the fact that he or she is or was our director or officer. In addition, expenses incurred by a director or officer in defending any such action, suit or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and executive officers. In furtherance of these obligations, we maintain directors’ and officers’ insurance in the amount of $20 million. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of our insurance coverage may be decreased.

The NASDAQ Global Market may delist our common stock, which could limit investors’ ability to trade in our common stock.

Our common stock currently trades on the NASDAQ Global Market. NASDAQ’s Marketplace Rules require, among other things, that our Audit Committee have at least three members. On November 19, 2010, we announced that James R. Thomas had resigned from our Audit Committee on November 18, 2010 in connection with his assuming the role of chief financial officer. As a result of Mr. Thomas’ resignation, the composition of our Audit Committee was reduced from three members to two members. On December 9, 2010, we received a letter from the NASDAQ Listing Qualifications Department indicating that we are not in compliance with NASDAQ Marketplace Rules with respect to audit committee composition requirements as a result of Mr. Thomas’ resignation. Consistent with Marketplace Rule 5605(c)(4)(A), NASDAQ has provided us with a cure period, which runs until the earlier of November 18, 2011 or our next annual meeting of stockholders, to regain compliance. If our annual meeting of stockholders is held before May 17, 2011, then compliance with the listing standard must be achieved no later than May 11, 2011. If we are not able to comply with this requirement by the end of the cure period, NASDAQ may delist our common stock. If our common stock is delisted by NASDAQ, the trading market for our common stock would likely be adversely affected.

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

Our corporate office is located at 2530 Meridian Parkway, Durham, North Carolina. We currently lease approximately 250 square feet of office space at this location.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Market (formerly known as the NASDAQ National Market System) under the NASDAQ symbol “TRMS” since our initial public offering in 1997.

On November 19, 2010, we announced that James R. Thomas had resigned from our Audit Committee on November 18, 2010 in connection with his assuming the role of chief financial officer. As a result of Mr. Thomas’ resignation, the composition of our Audit Committee was reduced from three members to two members. On December 9, 2010, we received a letter from the NASDAQ Listing Qualifications Department indicating that we are not in compliance with NASDAQ Marketplace Rules with respect to audit committee composition requirements as a result of Mr. Thomas’ resignation. Consistent with Marketplace Rule 5605(c)(4)(A), NASDAQ has provided us with a cure period, which runs until the earlier of November 18, 2011 or our next annual meeting of stockholders, to regain compliance. If our annual meeting of stockholders is held before May 17, 2011, then compliance with the listing standard must be achieved no later than May 11, 2011. If we are not able to comply with this requirement by the end of the cure period, NASDAQ may delist our common stock.

During 2008, we paid approximately $55.5 million in special dividends to our stockholders. As of February 15, 2011, we had 92 stockholders of record. The following table sets forth the high and low bid prices for our common stock for the period indicated as reported on the NASDAQ Global Market.

On May 8, 2008, our Board of Directors declared a special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. On December 9, 2008, our Board of Directors declared a second special cash dividend of $1.00 per share of common stock to stockholders of record on December 19, 2008. The aggregate dividend payments totaled approximately $55.5 million and were based on the number of shares of common stock outstanding.

Any determination to pay dividends to holders of our common stock in the future will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, results of operations, general business conditions and any other factors our Board of Directors deems relevant.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2010.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, information about our equity compensation plans that have been approved by our stockholders, including the number of shares of our common stock issuable upon exercise of all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	2,380,470	(1)	$12.48	497,000	(2)
Equity Compensation Plans Not Approved by Stockholders	N/A		N/A	N/A

(1)	This amount includes 2,380,470 shares issuable upon the exercise of outstanding stock options granted pursuant to the Amended and Restated Stock Incentive Plan.
(2)	This amount includes 474,000 options remaining available as of December 31, 2010 for grant under the Trimeris, Inc. 2007 Stock Incentive Plan, and 23,000 shares issuable under the Trimeris, Inc. 2007 Employee Stock Purchase Plan.

Stock Performance Graph

The graph above assumes dividend reinvestment. We declared and paid $2.50 per share in special cash dividends during 2008 ($1.50 per share in May 2008 and $1.00 per share in December 2008.)

The table compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five fiscal years ended December 31, 2010 with cumulative total return on the NASDAQ stock market and the NASDAQ Pharmaceuticals index. The comparison assumes $100 was invested on December 31, 2005 in our common stock and in each of such indices and assumes reinvestment of any dividends.

Cumulative Total Return

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
TRIMERIS, INC.	$100	$110.62	$60.75	$33.42	$22.80	$21.41
NASDAQ STOCK MARKET-US	$100	$109.84	$119.14	$57.41	$82.52	$97.96
NASDAQ PHARMACEUTICALS	$100	$151.67	$159.51	$148.41	$166.77	$180.76

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The selected financial data below is taken from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K, or from audited financial statements not included in this Annual Report on Form 10-K. Please read the financial statements and notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” while reading this selected financial data.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Revenue:
Milestone revenue	$265	$265	$265	$9,435	$3,430
Royalty revenue	1,569	8,072	11,354	15,727	11,812
Collaboration income	24,883	6,843	8,028	22,708	19,161

Total revenue and collaboration income	26,717	15,180	19,647	47,870	34,403

Operating (income) expenses:
Research and development expense	—	—	4,152	11,368	15,756
General and administrative expense	5,779	5,516	7,712	11,100	12,453
(Gain)/loss on sale of equipment	—	(23)	461	(24)	(7)
Reverse termination fee, net	—	(8,650)	—	—	—

Total operating expenses (income)	5,779	(3,157)	12,325	22,444	28,202
Operating income	20,938	18,337	7,322	25,426	6,201

Other income (expense):
Interest income	71	366	2,063	3,010	1,987
Interest expense	(130)	(257)	(348)	(635)	(781)
Gain/(Loss) on investments	—	298	(1,347)	—	—

Total other (expense) income	(59)	407	368	2,375	1,206

Income before taxes and cumulative effect of change in accounting principle	20,879	18,744	7,690	27,801	7,407
Income tax provision (benefit)	925	6,448	(319)	376	275

Income before cumulative effect of change in accounting principle	19,954	12,296	8,009	27,425	7,132
Cumulative effect of change in accounting principle	—	—	—	—	252

Net income	$19,954	$12,296	$8,009	$27,425	$7,384

Basic and diluted income per share before cumulative effect of accounting change	$0.89	$0.55	$0.36	$1.24	$0.33
Accounting change	—	—	—	—	0.01

Basic and diluted net income per share	$0.89	$0.55	$0.36	$1.24	$0.34

Weighted average shares used in basic per share computations	22,320	22,303	22,182	22,065	21,895

Weighted average shares used in dilutive per share computations	22,320	22,303	22,271	22,085	22,005

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

	As of December 31,
(in thousands)	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and investment securities	$45,164	$48,440	$31,577	$69,592	$48,639
Working capital	48,119	45,205	28,543	74,365	53,573
Total assets	57,279	60,258	44,212	94,121	74,903
Accumulated deficit	(303,402)	(323,356)	(335,652)	(343,661)	(371,086)
Total stockholders’ equity	55,376	34,532	21,022	67,322	37,772

Selected Quarterly Financial Data

(in thousands, except per share data)

(unaudited)

	Q1 2010	Q2 2010	Q3 2010	Q4 2010
Statements of Operations Data:
Revenue:
Milestone revenue	$66	$66	$67	$66
Royalty revenue	1,905	1,616	(2,697)	745
Collaboration income	1,161	1,579	19,973	2,170

Total revenue and collaboration income	3,132	3,261	17,343	2,981

Operating expenses:
General and administrative	1,432	1,135	1,433	1,779

Total operating expenses	1,432	1,135	1,433	1,779

Operating income	1,700	2,126	15,910	1,202

Other income (expense):
Interest income	14	19	28	10
Interest expense	(65)	(65)	—	—

Total other income (expense)	(51)	(46)	28	10

Income before taxes	1,649	2,080	15,938	1,212
Income tax provision	661	735	(515)	44

Net income	$988	$1,345	$16,453	$1,168

Basic and diluted net income per share	$0.04	$0.06	$0.74	$0.05

Weighted average shares used in basic per share computations	22,320	22,320	22,320	22,320

Weighted average shares used in diluted per share computations	22,323	22,326	22,332	22,320

Selected Quarterly Financial Data

(in thousands, except per share data)

(unaudited)

	Q1 2009	Q2 2009	Q3 2009	Q4 2009
Statements of Operations Data:
Revenue:
Milestone revenue	$66	$66	$67	$66
Royalty revenue	1,969	2,141	2,141	1,821
Collaboration income	2,442	1,411	1,702	1,288

Total revenue and collaboration income	4,477	3,618	3,910	3,175

Operating expenses (income):
General and administrative	1,457	1,679	1,669	711
Gain on disposal of equipment	(23)	—	—	—
Reverse termination fee, net	—	—	—	(8,650)

Total operating expenses (income)	1,434	1,679	1,669	(7,939)

Operating income	3,043	1,939	2,241	11,114

Other income (expense):
Interest income	164	115	59	28
Gain on investments	34	23	241	—
Interest expense	(64)	(64)	(64)	(65)

Total other income (expense)	134	74	236	(37)

Income before taxes	3,177	2,013	2,477	11,077
Income tax provision	1,044	735	833	3,836

Net income	$2,133	$1,278	$1,644	$7,241

Basic and diluted net income per share	$0.10	$0.06	$0.07	$0.32

Weighted average shares used in basic per share computations	22,249	22,320	22,320	22,320

Weighted average shares used in diluted per share computations	22,249	22,320	22,320	22,335

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion of our financial condition and results of operations should be read together with the financial statements and notes contained elsewhere in this Annual Report on Form 10-K. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in Item 1A, “Risk Factors” and Item 1, “Business” sections of this Annual Report on Form 10-K. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. Please read Item 1A, “Risk Factors” for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Annual Report on Form 10-K.

OVERVIEW

We are a biopharmaceutical company that pioneered the development of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), our first and only commercial product, FUZEON, and our development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

We have a worldwide agreement (the “Development and License Agreement”) with F. Hoffmann-La Roche Ltd. (“Roche”) to develop and market FUZEON. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

Overview of 2010

Despite declining FUZEON sales, we maintained positive cash flow from operations. During the year, several notable events occurred:

Competition—Weekly prescription trends for FUZEON continued to decline in 2010 as compared to 2009. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens. Net sales of FUZEON for 2010 were $88.4 million, down 21% from $112.2 million in 2009. Net sales of FUZEON in the United States and Canada for 2010 were $32.0 million, down 18% from $39.1 million in 2009. Net sales of FUZEON outside the United States and Canada for 2010 were $56.4 million, down 23% from $73.1 million in 2009.

Strategic Alternatives—We continued to evaluate all strategic alternatives available to us to enhance stockholder value.

Cost of Goods Sold—As previously disclosed, in April 2009, we notified Roche of our objection to the manner in which cost of goods sold for FUZEON were being calculated and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. The negotiations have been ongoing since 2009. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are ongoing, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute and for future periods, and accordingly, the Company’s profits royalty rates, may be affected accordingly.

In October 2010, Roche informed us that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce our royalty payments from Roche if the cost of goods sold outside the United States and

Canada exceed a certain proportion of FUZEON net sales outside the United States and Canada, Roche would reduce the royalty paid to us on sales outside the United States and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010.

We have notified Roche of our objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of its ongoing discussions with Roche related to the calculation of cost of goods sold. While we are considering all available options for resolution of this issue, we currently intend to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON, and accordingly, the proper royalty rates to be afforded to us.

FUZEON Sales and Marketing—Our sales and marketing expense in 2010 was lower than 2009, since, as of June 30, 2010, Roche ceased fielding a sales force marketing FUZEON.

Settlement of Novartis Litigation—On September 23, 2010, we entered into a settlement agreement with Roche and Novartis resolving the litigation related to FUZEON then pending in the U.S. District Court for the Eastern District of North Carolina. Under the terms of the Settlement Agreement, our collaboration with Roche will continue to sell FUZEON under a license to the Novartis’ ’271 Patent. In exchange for the grant of this license, together with Roche, we have agreed to pay royalties to Novartis on net sales of FUZEON of 1.5% on sales occurring in the United States and Canada in a calendar year, and 1% on sales outside of the U.S. and Canada in a calendar year. The royalty rate increases to 3% in the United States and Canada and 1.5% on any portion of FUZEON sales in excess of $50,000,000 in the relevant region in a calendar year. Additional royalty rate tiers would apply to sales that exceed $100,000,000 in a region in a calendar year. We will share responsibility with Roche for payment of these royalties equally.

Deferred Marketing Agreement—In September 2010, we entered into the Deferred Marketing Expenses Agreement with Roche relieving us of any obligation to repay certain deferred marketing expenses. The Deferred Marketing Expenses Agreement relates to our collaboration with Roche for the development and commercialization of FUZEON. Under the Development and License Agreement, we had agreed with Roche that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to re-payment by us, assuming certain terms and conditions were met. Pursuant to the Deferred Marketing Expenses Agreement we will no longer be obligated to pay these deferred marketing expenses to Roche.

Outlook for 2011

Our main focus during 2011 will primarily be in the following areas:

•	Strategic Alternatives—We will continue to evaluate all strategic alternatives available to the Company to enhance stockholder value.

•	Profitability—We will focus our efforts on maintaining profitability based on moderately declining FUZEON sales.

•

Cost of Goods Sold—We will seek final resolution to our cost of goods sold dispute with Roche. The negotiations have been ongoing since 2009. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease in future periods.

•

Competition—We believe that weekly prescription trends for FUZEON will decline moderately in 2011 as compared to 2010. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens.

Overview of Roche Relationship

The Development and License Agreement

In 1999, we entered into the Development and License Agreement with Roche to develop and commercialize FUZEON and certain other compounds. The Development and License Agreement has been amended several times; in March 2007, the agreement was amended to only cover the development and commercialization of FUZEON. The Development and License Agreement will effectively terminate upon the expiration of the last relevant patent covering FUZEON, which is expected to occur in 2021.

The Development and License Agreement, as amended, grants Roche an exclusive, worldwide license for FUZEON. Under this agreement, a joint management committee consisting of members from us and Roche oversees the strategy for the collaboration. Roche may terminate its license for a particular country in its sole discretion with advance notice. In addition, the Development and License Agreement gives Roche significant control over important aspects of the commercialization of FUZEON, including, but not limited to, pricing, sales force activities and promotional activities. Under the Development and License Agreement, Roche cannot adopt a budget for the marketing of FUZEON above certain limits without the agreement our management.

As mentioned above, in March 2007, we entered into an agreement with Roche that amended the terms of both the Development and License Agreement and the Research Agreement then existing between Roche and us. This amendment granted us sole ownership of all intellectual property that was formerly shared between the companies, other than intellectual property related to FUZEON. Following the March 2007 amendment, Roche remains responsible for only one potential remaining $5.0 million milestone payment under the Development and License Agreement which is payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada, in addition to the profit-sharing payments described below under “Collaboration Income.”

Collaboration Income

Currently, our only significant source of revenue is from the sale of FUZEON. Gross profit and royalty revenue from the sale of FUZEON exceeded the selling, marketing and other charges for the years ended December 31, 2010, 2009 and 2008, resulting in positive cash flow from the Development and License Agreement.

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

Accrued Marketing Costs

For the years ended December 31, 2010, 2009 and 2008, Trimeris has recorded its share of selling and marketing expenses in accordance with our agreements with Roche.

In 2005, the Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more than $22.4 million on these expenses during 2004. If certain cumulative levels of sales for FUZEON in the United States and Canada were later achieved, the Company’s share of the additional expenses incurred by Roche during 2004 would be payable to Roche beginning at a future date over several years from that future date. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate.

On September 23, 2010, the Company and Roche entered into an agreement relieving the Company of any obligation to repay these deferred marketing expenses (the “Deferred Marketing Expenses Agreement”). As a result, the Company recorded a one-time increase in collaboration income of $18.7 million in 2010. The total liability of $0 million and $18.5 million at December 31, 2010 and 2009, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

Manufacturing Amendment

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) that amended and supplemented the terms of the Development and License Agreement and addressed several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche is responsible for all decisions regarding FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche is therefore financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the United States and Canada. In addition, Roche is responsible for write-offs of all supply chain materials.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. The

Company’s share of this credit was approximately $1.9 million through the year ended December 31, 2008. No credits were received during the years ended December 31, 2009 and 2010. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment—Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold. We are currently in discussions with Roche related to the calculation cost of goods sold for FUZEON for the period from 2008 through the present. The manner in which FUZEON manufacturing costs are accounted for and allocated among the parties, and accordingly the calculation of any advanced payments to Roche, is subject to change with the results of this negotiation.

Development Expenses

Under the Development and License Agreement, the Company and Roche share development costs for FUZEON equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently, only Roche incurs development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and we pay Roche on a 50/50 basis. Roche holds the Investigational New Drug and the New Drug Application for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Pursuant to FASB ASC Topic 808 “Collaborative Arrangements” (“ASC 808”), all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. We expect Roche’s development costs to continue to decline as substantially all activities have been completed.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,
(in thousands)	2010	2009	2008
Net cash (used in) provided by operating activities	$(2,494)	$17,535	$17,045
Net cash provided by investing activities	238	15,496	20,110
Net cash (used in) provided by financing activities	—	—	(55,468)

Net (decrease) increase in cash and cash equivalents	(2,256)	33,031	(18,313)
Cash and cash equivalents, beginning of period	47,420	14,389	32,702

Cash and cash equivalents, end of period	$45,164	$47,420	$14,389

Operating Activities:    Since 2003, we have financed our operations primarily through payments received from Roche under our Development and License Agreement with Roche.

In 2010, cash provided by operating activities primarily resulted from worldwide sales of FUZEON and decreased due to the following:

•

decreased payments from Roche as a result of decreased FUZEON sales and the imposition of the decreased royalty rate from the sales outside of the United States and Canada offset, in part, by lower selling and marketing expenses;

•	payments made pursuant to the Settlement Agreement with Novartis; and

•	payments made in connection with the Arigene Merger Agreement and its termination, including chiefly taxes paid on the $12.0 million reverse termination fee and fees paid to advisors.

In 2009, cash provided by operating activities primarily resulted from worldwide sales of FUZEON and a $12.0 million reverse termination fee paid to the Company in connection with the previously announced termination of its merger agreement with Arigene. This was offset, in part, by cash used for marketing costs for the commercialization of FUZEON, and expenses related to operating a publicly-traded company. In 2008, the cash provided by operating activities primarily resulted from worldwide sales of FUZEON offset, in part, by cash used to fund research and development relating to FUZEON and our only remaining drug candidate, TRI-1144, marketing costs for the commercialization of FUZEON, and expenses related to operating a publicly-traded company. In 2011, cash used in operating activities will depend on several factors primarily the sales, cost of sales related to the sale of FUZEON (profitability of the collaboration with Roche), and expenses related to operating a publicly-traded company.

Investing Activities:    In 2010, cash provided by investing activities was primarily due to net maturities of investment securities available-for-sale of $1.0 million offset, in part, by patent costs of $781,000. In 2011, cash provided by investing activities will depend primarily on the net maturities of investments.

In 2009, cash provided by investing activities was primarily due to net maturities of investment securities available- for-sale of $15.4 million offset, in part, by patent costs of $855,000.

In 2008, cash provided by investing activities was primarily due to net maturities of investment securities available-for-sale of $19.7 million and the proceeds from the sale of equipment of $1.0 million offset, in part, by patent costs of $668,000.

We expect spending on patent costs in 2011 to approximate the spending in 2010. We do not expect to purchase any property, furniture and equipment in 2011.

Financing Activities:    In 2010 and 2009, no cash was used in financing activities. In 2008, cash used in financing activities was due to the payment of approximately $55.5 million in special dividends.

Total Cash, Cash Equivalents and Investment Securities Available-For-Sale.    As of December 31, 2010, we had $45.2 million in cash and cash equivalents and investment securities available-for-sale, compared to $48.4 million as of December 31, 2009. The decrease is primarily a result of operating expenses and decreased payment from Roche due to a decrease in our royalty payment for sales outside the United States and Canada.

Future Capital Requirements.    We have expended, and expect to continue to expend in the future, substantial funds in the following areas:

•	general operating expense associated with operating a publicly-traded company; and

•	expenses related to the ongoing discussions with Roche related to cost of goods sold for FUZEON.

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

Contractual Obligations.    Pursuant to the Settlement Agreement with Novartis, Roche and Trimeris have agreed to pay royalties to Novartis on net sales of FUZEON of 1.5% on sales occurring in the United States and Canada in a calendar year, and 1% on sales outside of the United States and Canada in a calendar year. The royalty rate increases to 3% in the United States and Canada and 1.5% on any portion of FUZEON sales in excess of $50,000,000 in the relevant region in a calendar year. Roche and Trimeris will share responsibility for payment of these royalties equally.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2010, 2009 and 2008

Revenues

The table below presents our revenue sources for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,			2010 to 2009 Increase (Decrease)	2009 to 2008 Increase (Decrease)
(in thousands)	2010	2009	2008
Milestone revenue	$265	$265	$265	$—	$—
Royalty revenue	1,569	8,072	11,354	(6,503)	(3,282)
Collaboration income	24,883	6,843	8,028	18,040	(1,185)

Total revenue and collaboration income	$26,717	$15,180	19,647	$11,537	$(4,467)

Milestone revenue:    Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of December 31, 2010. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved		Total Revenue Recognized Through December 31, 2010	Revenue Recognized for year ended December 31, 2010	End of Recognition Period
	$2,500	June	2003	$1,719	$199	November 2014
	750	June	2004	492	66	November 2014

Total	$3,250			$2,211	$265

Royalty revenue:    Royalty revenue represents the royalty payment earned from Roche based on total net sales of FUZEON outside the United States and Canada. Sales of FUZEON outside the United States and Canada began in June 2003. In accordance with our agreement with Roche, our current royalty rate is 6%. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, and the Company receives a royalty on the adjusted net sales amount. The royalty rate reported by the Company in its quarterly reports for periods ending on or immediately prior to June 30, 2010 was 12%. As discussed above, in October of 2010, Roche reduced the royalty paid to Trimeris on sales outside the United States and Canada from 12% to 6% with application retroactive to January 1, 2010.

Total royalty revenue decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of impact of decreased sales due to the competitive entrants.

The table below presents net sales outside the United States and Canada for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,			2010 to 2009 Increase (Decrease)	2009 to 2008 Increase (Decrease)
(in thousands)	2010	2009	2008
Total net sales outside the United States and Canada (as recorded by Roche)	$56,388	$73,118	$102,840	$(16,730)	$(29,722)

Collaboration Income:    The table below presents our collaboration income for the United States and Canada for the years ended December 31, 2010, 2009 and 2008. Collaboration income is reported on our statements of operations as a component of revenue. Under our Development and License Agreement with Roche, we share gross profits equally from the sale of FUZEON in the United States and Canada.

	Years Ended December 31,				2010 to 2009 Increase (Decrease)		2009 to 2008 Increase (Decrease)
(in thousands)	2010		2009	2008
Gross Fuzeon sales by Roche	$41,373		$49,810	$80,066	(8,437)		$(30,256)
Sales adjustments	(9,358)		(10,702)	(15,911)	1,344		5,209
Sales adjustments as a % of Gross Sales	23%		21%	20%

Net sales	32,015		39,108	64,155	(7,093)		(25,047)
Cost of goods sold	(12,808)		(13,897)	(24,230)	1,089		10,333
Cost of goods sold credit	—		2,162	—	(2,162)		2,162

Total cost of goods sold	(12,808)		(11,735)	(24,230)	(1,073)		12,495
Cost of goods sold as a % of Net Sales	40%		36%	38%

Gross profit	19,207		27,373	39,925	(8,166)		(12,552)
Gross profit as a % of Net Sales	60%		70%	62%
Selling and marketing expenses	(2,547)		(11,135)	(19,928)	8,588		8,793
Novartis royalty payment	(2,602	)(1)	—	—	(2,602	)(1)	—
Roche development expenses	(152)		(1,284)	(966)	1,132		(318)
Other costs	(1,087)		(2,422)	(3,004)	1,335		582

Total shared profit and loss	12,819		12,532	16,027	287		(3,495)
Trimeris share	6,415		7,127 (2)	8,551	(712	)(2)	(1,424	)(2)
Deferred Marketing	18,658	(3)	—	—	18,658	(3)	—
Costs exclusive to Trimeris, Inc.	(190)		(284)	(523)	94		239

Collaboration income	$24,883		$6,843	$8,028	18,040		$(1,185)

(1)

On September 23, 2010, Trimeris and Roche entered into the Settlement Agreement with Novartis resolving the litigation related to FUZEON then pending in the U.S. District Court for the Eastern District of North Carolina. Under the Settlement Agreement with Novartis, this amount covers a period beginning in 2007 through the fourth quarter of 2010. We are responsible for 50% of this amount. Additional information with respect to Novartis royalty payments is provided below under “Novartis Royalty Payment.”

(2)

During 2009, we exercised our right under the Development and License Agreement that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, our share of the collaboration income was not equal to Roche’s share of such collaboration income in the first quarter of 2009.

(3)

On September 23, 2010, we entered into the Deferred Marketing Expenses Agreement with Roche, which relieved us of any obligation to repay certain deferred marketing expenses and resulted in a one-time increase in collaboration income for the third quarter of 2010 of $18.7 million.

Gross FUZEON sales by Roche:    Gross FUZEON sales are recorded by Roche. Revenue from product sales is recognized when Roche ships drug and title and risk of loss passes to wholesalers.

The table below presents the number of kits sold and shipped to wholesalers in the United States and Canada during 2010, 2009 and 2008.

Kits Shipped	2010	2009	2008
Q1	4,200	5,000	9,600
Q2	4,100	4,800	9,000
Q3	4,000	5,500	7,900
Q4	3,800	4,700	9,500

Total	16,100	20,000	36,000

FUZEON sales have been significantly impacted by the market introduction of three new oral HIV agents in 2007 and 2008. As these orally available agents have achieved more widespread use, we have seen a significant drop in FUZEON sales. It is our view that the long-term effect of novel drug regimens based on new market entrants will be influenced by the clinical success or failure of non-FUZEON containing treatment regimens prescribed for treatment-experienced patients. We believe that the number of kits shipped and the resulting sales levels will decline moderately in 2011 as compared to 2010.

Sales adjustments:    Sales adjustments are recorded by Roche based on its experience with selling FUZEON. Sales adjustments for 2010 were higher than for 2009 as a result of higher utililization of the Medicaid segment where rebates are higher. Sales adjustments for 2008 were higher for the year as a result of unforeseen Medicaid rebates.

Cost of goods sold:    In 2009, the Company entered into negotiations with Roche, in accordance with the Development and License Agreement, related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. In October 2010, Roche informed us that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to the Company if the cost of goods sold outside the United States and Canada exceeds a certain proportion of FUZEON net sales outside the United States and Canada, Roche would reduce the Company’s royalty payment rate on sales outside the United States and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010. These negotiations are ongoing today. Accordingly, the Company cannot predict the outcome of negotiations with respect to cost of goods sold for 2008, 2009 and 2010, and as a result, accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future or be certain when a final resolution will be reached. Depending upon the resolution of the Company’s negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute or for future periods.

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

Selling and marketing expenses:    Selling and marketing expenses for the year ended December 31, 2010 were lower than those for the year ended December 31, 2009 as Roche has reduced its selling and marketing efforts. As of June 30, 2010, Roche no longer fields a sales force marketing FUZEON.

During 2009, we exercised our right under the Development and License Agreement that prevents Roche from adopting a budget for the marketing of FUZEON above a certain limit without our consent. As a result, the Company’s share of the collaboration income was not equal to Roche’s share of such collaboration income in the first quarter of 2009.

Roche development expenses:    Under the Development and License Agreement, development costs for FUZEON are shared equally with Roche. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Roche holds the Investigational New Drug application and the New Drug Application for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. We expect Roche’s development costs to continue to decline as substantially all activities have been completed.

Novartis royalty payment:    Pursuant to the terms of the Settlement Agreement, the Company made payments to Novartis for the Company’s share of royalties, beginning in the fourth quarter of 2007 through the third quarter of 2010 in the aggregate amount of approximately $2.7 million ($1.5 million was recorded as a reduction to royalty revenue and $1.2 million was recorded as a reduction to collaboration income). Pursuant to the terms of the Settlement Agreement and immediately following execution of the Settlement Agreement, the Company made a payment to Novartis in the amount of approximately $2.5 million representing the Company’s 50% share of back royalties on sales of FUZEON through March 31, 2010. The Company’s share of the payments to Novartis for the remainder of 2010 was approximately $400,000.

Other costs:    Other costs for the year ended December 31, 2010 were lower than the year ended December 31, 2009 and 2008 as a result of an overall reduction in the collaboration activities. Trimeris is responsible for 50% of these costs under the Development and License Agreement.

Costs exclusive to Trimeris:    Costs exclusive to Trimeris for the years ended December 31, 2010, 2009 and 2008 comprise license fees for certain technology paid to a third party. We believe that other costs for 2011 will not exceed the amount incurred in 2010.

Research and Development Expenses

The table below presents our research and development expense for the years ended December 31, 2010, 2009, and 2008.

	Years ended December 31,			2010 to 2009 Increase (Decrease)	2009 to 2008 Increase (Decrease)
(in thousands)	2010	2009	2008
Total research and development expense	$—	$—	$4,152	$—	$(4,152)

The Company no longer incurs any research and development expenses.

The Company has had no research personnel as of December 31, 2010, 2009 and 2008.

General and Administrative Expenses

The table below presents our general and administrative expense for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,			2010 to 2009 Increase (Decrease)	2009 to 2008 Increase (Decrease)
(in thousands)	2010	2009	2008

Total general and administrative expense	$5,779	$5,516	$7,712	$263	$(2,196)

Total general and administrative expense:    Total general and administrative expenses increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 as a result of one time severance costs related to the departure of our CFO and General Counsel mitigated in part by the reduction of general business activities. Total general and administrative expense decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily as a result of decreased rent expenses, employee costs and other expense as a result of reduced headcount and general business activities.

Total general and administrative employees were 3, 4 and 4 at December 31, 2010, 2009 and 2008, respectively. We expect general and administrative expenses to decrease in 2011, when compared to 2010, as a result of a decrease in general business activities.

(Gain)/loss on Disposal of Equipment:    The table below presents the (gain)/loss on the disposal of equipment for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,			2010 to 2009 Increase (Decrease)	2009 to 2008 Increase (Decrease)
(in thousands)	2010	2009	2008
(Gain)/loss on disposal of equipment	$—	$(23)	461	23	(484)

The loss on disposal of equipment for 2008 was due to the Company writing off all remaining property, furniture or equipment due to relocating our corporate office and shutting down our previous facility.

Reverse Termination Fee, Net:

On December 29, 2009 we announced that Arigene had terminated its tender offer for all of our outstanding shares of common stock because Arigene was unable to secure sufficient financing for purposes of funding the tender offer.

Shortly after entering into the November 17, 2009 amendment to the Merger Agreement which extended the expiration date of the tender offer to December 28, 2009, we obtained payment of the $12.0 million reverse termination fee payable to us under the Merger Agreement. Notwithstanding Arigene’s termination of the tender offer, we retained the benefit of such fee, net of transaction, advisors’ and legal fees incurred in connection with entering into the Merger Agreement. As of December 31, 2009, in connection with the transaction, we incurred approximately $2.3 million in fees and expenses payable to our advisor, Goldman Sachs, Inc. and approximately $1.0 million in legal fees payable to our outside legal advisors.

Other Income (Expense)

The table below presents our other income (expense) for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31,			2010 to 2009 Increase (Decrease)	2009 to 2008 Increase (Decrease)
(in thousands)	2010	2009	2008
Interest income	$71	$366	$2,063	$(295)	$(1,697)
Gain (Loss) on investments	—	298	(1,347)	(298)	1,645
Interest expense	(130)	(257)	(348)	127	91

Total other income	$(59)	$407	$368	$(466)	$39

Other income (expense) consists of interest income, loss on investments and interest expense. Interest income decreased for the year ended December 31, 2010, due to lower interest rates. Interest income for the year ended December 31, 2009 compared to 2008 was primarily due to lower average cash balances and the interest rate environment. Interest income for 2011 will depend on several factors—primarily our average cash balance and the interest rate environment.

Gain on investments for the year ended December 31, 2009 primarily relates to the higher than expected liquidation value of our investment in money market funds in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). Loss on investments for the year ended December 31, 2008 relates to our investment in the Fund. In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. During the third quarter of 2009, the Company’s investment in this fund was liquidated and as a result, a gain of $241,000 was recorded related to this investment. At December 31, 2008, the Fund’s NAV was $0.8266 per share and the Company’s investment was $3.4 million compared to the Fund’s NAV at December 31, 2007 of $0.9874 per share and the Company’s investment of $16.2 million. During 2009, the Company received $12.8 million of proceeds from liquidating its position in this Fund.

Interest expense relates to the accretion of the excess marketing expenses recorded on the balance sheets as “Accrued marketing costs.” In 2005, the Company and Roche agreed to limit the Company’s actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more than $22.4 million on these expenses during 2004. If certain cumulative levels of sales for FUZEON in the United States and Canada were later achieved, the Company’s share of the additional expenses incurred by Roche during 2004 would be payable to Roche over several years from that future date. During 2004, the Company recorded $15.6 million as part of collaboration loss, which represented the net present value of the Company’s estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Development and License Agreement, discounted at a risk free interest rate.

Pursuant to the Deferred Marketing Expenses Agreement, the Company is no longer obligated to pay these deferred marketing expenses to Roche. As a result, the Company recorded a one-time increase in collaboration income of $18.7 million. The total liability of $0 million and $18.5 million at December 31, 2010 and 2009, respectively, is reflected on our balance sheets under the caption “Accrued marketing costs.”

Income Taxes Provision

During the year ended December 31, 2010, the Company recorded an income tax provision of $925,000. The expense was due primarily to the current tax expense caused by the imposition of the annual limitation on the use of Net Operating Loss (“NOL”) carryovers as a result of an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”). We determined that an ownership change occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change.

Net Operating Loss Carryovers

The Tax Reform Act of 1986 contains provisions, which limit the ability to utilize NOL carryforwards and tax credit carryforwards in the case of certain events including significant changes in ownership interests. If the Company’s NOLs and/or tax credits are limited, and the Company has taxable income, which exceeds the permissible yearly NOL, the Company would incur a federal income and/or state tax liability even though NOLs would be available in future years.

At December 31, 2010, the Company has NOLs for federal tax purposes of approximately $302.2 million, which expire in varying amounts between 2018 and 2025. Of the $302.2 million of available federal NOLs, the usage is limited to $457,000 per year until 2025 by the rules and regulations under IRC Section 382. The Company has state net economic losses of approximately $254.2 million, which expire in varying amounts between 2011 and 2020. The Company has research and development credits of $10.9 million, which expire in varying amounts between 2013 and 2026. The Company has Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $800,000 which are available to reduce regular Federal income taxes, if any, over an indefinite period. The utilization of the research and development credits and the AMT credit carryforwards are limited by the rules and regulations under IRC Sections 382 and 383.

During the year ended December 31, 2009, the Company recorded a current income tax provision of $6.4 million. The expense was due primarily to higher pre-tax income and the imposition of the annual limitation on the use of NOL carryovers as a result of a ownership change under IRC Section 382.

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

Royalty Revenue

The Company receives royalties from Roche on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, and the Company receives a royalty on the adjusted net sales amount. The royalty rate reported by the Company in its quarterly reports for periods ending on or before June 30, 2010 was 12%.

In October 2010, Roche informed the Company that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to the Company if the cost of goods sold outside the United States and Canada exceed a certain proportion of FUZEON net sales outside the United States and Canada, Roche would reduce the royalty paid to Trimeris on sales outside the United States and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010. As previously disclosed, in April 2009, the Company notified Roche that it did not agree with the manner in which FUZEON cost of goods sold were being calculated and charged to the collaboration. Roche and the Company have been in discussions regarding this calculation generally.

The Company has notified Roche of its objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of its ongoing discussions with Roche related to the calculation of cost of goods sold. While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON, and accordingly, the proper royalty rates to be afforded to the Company.

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

Milestone Revenue and Deferred Revenue—Roche

ASC 605 provides guidance that it is appropriate to recognize revenue related to license and milestone payments over the research and development term of a collaboration agreement. All milestones are being amortized over the patent term associated with these milestones.

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

Calculation of Compensation Costs for Stock Options Granted to Employees

In December 2004, FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”) was issued. ASC 718 requires that the cost resulting from all share-based payment transactions be recognized as a charge in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. The primary estimate we make in connection with the calculation of this expense is the forfeiture rate of those options granted. The future volatility of our stock price and the term of those options granted are estimates used in calculating the value of the stock options in the Black-Scholes option-pricing model. We first segment the grantee population into like pools. For each pool we then estimate the future volatility based on the historical volatilities. A higher volatility would result in greater compensation costs, and a lower volatility would result in lower compensation costs for these stock options. For each pool we also estimate the forfeiture rate based on historical forfeiture rates. A higher forfeiture rate would result in less compensation costs, and a lower forfeiture rate would result in higher compensation costs. Additionally, for each pool we estimate the term of the options. A longer term would result in greater compensation costs, and a shorter term would result in lower compensation costs for these stock options.

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

None

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

In accordance with our investment policy, we limit the amount of our credit exposure with any one issuer and investments are generally not collateralized.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is included in Items 9A and 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Based on their evaluation of the disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in its report which appears on page F-1 of this Annual Report on Form 10-K. Ernst and Young LLP has also audited the financial statements of the Company, as stated in its report which appears on page F- 2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Trimeris, Inc.

We have audited Trimeris, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trimeris, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Trimeris, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of Trimeris, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended of Trimeris, Inc. and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 14, 2011

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from our Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from our Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference from our Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from our Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 as to principal accounting fees and services is incorporated by reference from our Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)    2. Financial Statement Schedules

All financial statement schedules required under Regulation S-X are omitted, as the required information is not applicable.

(a)    3. Exhibits

The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits and are incorporated by reference. We have identified in the Exhibit Index each management contract and compensation plan or arrangement filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(b) of Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trimeris, Inc.

We have audited the accompanying balance sheets of Trimeris, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trimeris, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trimeris, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Trimeris, Inc.:

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Trimeris, Inc. (the Company) for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Trimeris, Inc. for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 and in paragraph 8 of note 7 to the December 31, 2010 financial statements, the Company adopted the provisions of FASB ASC Topic 808, Collaborative Arrangements, as of January 1, 2009 and, accordingly, adjusted the previously issued statement of operations for the year ended December 31, 2008.

/s/ KPMG LLP

Raleigh, North Carolina

March 12, 2009, except with respect to the adoption of FASB ASC Topic 808, Collaborative Arrangements, (as discussed in note 1 and paragraph 8 of note 7 to the December 31, 2010 financial statements), as to which the date is as of March 16, 2010.

TRIMERIS, INC.

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$45,164	$47,420
Investment securities available-for-sale	—	1,020
Accounts receivable—Roche	2,458	2,465
Taxes receivable	1,214	—
Deferred tax asset	160	160
Prepaid expenses	124	157

Total current assets	49,120	51,222

Other assets:
Patent costs, net of accumulated amortization of $1,119 and $739 at December 31, 2010 and 2009, respectively	2,201	2,117
Advanced payment—Roche	5,468	6,403
Deposits and other assets	170	196
Deferred tax asset	320	320

Total other assets	8,159	9,036

Total assets	$57,279	$60,258

Liabilities and Stockholders’ Equity
Current liabilities:
Taxes payable	—	3,012
Accrued compensation—short-term	473	13
Deferred revenue—Roche	265	265
Accrued expenses	263	2,727

Total current liabilities	1,001	6,017
Deferred revenue—Roche	774	1,039
Accrued marketing costs	—	18,528
Accrued compensation—long-term	128	142

Total liabilities	1,903	25,726

Stockholders’ equity:
Preferred stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common stock at $.001 par value per share, 60,000 shares authorized, and 22,320 and 22,350 issued and outstanding at December 31, 2010 and 2009, respectively	22	22
Additional paid-in capital	358,582	357,691
Accumulated deficit	(303,402)	(323,356)
Accumulated other comprehensive income	174	175

Total stockholders’ equity	55,376	34,532

Total liabilities and stockholders’ equity	$57,279	$60,258

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenue:
Milestone revenue	$265	$265	$265
Royalty revenue	1,569	8,072	11,354
Collaboration income	24,883	6,843	8,028

Total revenue and collaboration income	26,717	15,180	19,647

Operating (income) expenses:
Research and development expense	—	—	4,152
General and administrative expense	5,779	5,516	7,712
(Gain)/loss on disposal of equipment	—	(23)	461
Reverse termination fee, net	—	(8,650)	—

Total operating (income) expenses	5,779	(3,157)	12,325

Operating income	20,938	18,337	7,322

Other income (expense):
Interest income	71	366	2,063
Gain/(loss) on investments	—	298	(1,347)
Interest expense	(130)	(257)	(348)

Total other income	(59)	407	368

Income before taxes	20,879	18,744	7,690
Income tax provision (benefit)	925	6,448	(319)

Net income	$19,954	$12,296	$8,009

Basic and diluted net income per share	$0.89	$0.55	$0.36

Weighted average shares used in basic per share computations	22,320	22,303	22,182

Weighted average shares used in diluted per share computations	22,320	22,303	22,271

See accompanying notes to financial statements.

TRIMERIS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009, and 2008

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders‘ Equity
	Number of Shares	Par Value
Balance as of December 31, 2007	22,222	$22	$410,937	$(343,661)	$24	$67,322

Net income	—	—	—	8,009	—	8,009
Unrealized gain on available-for-sale securities	—	—	—	—	28	28

Comprehensive income for period	—	—	—	—	—	8,037
Issuance of stock for 401(K) match	48	—	64	—	—	64
Dividends ($ 2.50 per share, common stock)	—		(55,585)	—	—	(55,585)
Restricted stock expense	30	—	21	—	—	21
Employee stock option expense	—	—	1,163	—	—	1,163

Balance as of December 31, 2008	22,300	22	356,600	(335,652)	52	21,022

Net income	—	—	—	12,296	—	12,296
Adjustment to OCI for post retirement benefits	—	—	—	—	(38)	(38)
Unrealized gain on available-for-sale securities	—	—	—	—	161	161

Comprehensive income for period	—	—	—	—	—	12,419
Vesting of restricted stock previously expensed	50	—	—	—	—	—
Restricted stock expense	—	—	50	—	—	50
Employee stock option expense	—	—	1,041	—	—	1,041

Balance as of December 31, 2009	22,350	22	357,691	(323,356)	175	34,532

Net income	—	—	—	19,954	—	19,954
Unrealized loss on available-for-sale securities	—	—	—	—	(1)	(1)

Comprehensive income for period	—	—	—	—	—	19,953
Reversal of restricted stock dividends payable	—	—	30	—	—	30
Restricted stock expense	(30)	—	38	—	—	38
Employee stock option expense	—	—	823	—	—	823

Balance as of December 31, 2010	22,320	$22	$358,582	$(303,402)	$174	$55,376

TRIMERIS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$19,954	$12,296	$8,009
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, furniture and equipment	—	—	135
Post retirement benefits	—	(38)	—
Net (gain)/ loss on disposal of equipment	—	(23)	461
Other amortization	364	253	249
Amortization of deferred revenue—Roche	(265)	(265)	(265)
Stock compensation expense	891	1,091	1,184
401(K) plan stock match	—	—	64
Patent costs expensed	359	260	1,418
Accrued marketing costs	(18,528)	257	348
Deferred tax provision (benefit)	—	27	(506)
Changes in operating assets and liabilities:
Accounts receivable—Roche	7	375	9,400
Other receivables	—	36	24
Prepaid expenses	33	301	221
Advanced payment—Roche	935	303	106
Deposits and other assets	—	118	6
Accounts payable	—	(325)	(592)
Taxes payable	(4,226)	3,012	—
Accrued compensation	446	(829)	(3,970)
Accrued expenses	(2,464)	686	1,471
Other liabilities	—	—	(718)

Net cash (used in) provided by operating activities	(2,494)	17,535	17,045

Cash flows from investing activities:
Purchases of investment securities—available-for-sale	—	—	(38,837)
Maturities of investment securities—available-for-sale	1,019	15,678	58,567
Sales of investment securities—available-for-sale	—	650	—
Proceeds from the sale of equipment	—	23	1,048
Patent costs	(781)	(855)	(668)

Net cash provided by investing activities	238	15,496	20,110

Cash flows from financing activities:
Dividends paid	—	—	(55,468)

Net cash (used in) financing activities	—	—	(55,468)

Net (decrease ) increase in cash and cash equivalents	(2,256)	33,031	(18,313)
Cash and cash equivalents at beginning of year	47,420	14,389	32,702

Cash and cash equivalents at end of year	$45,164	$47,420	$14,389

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$5,121	$3,460	$329

See accompanying notes to financial statements.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Trimeris is a biopharmaceutical company that pioneered the development of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), Trimeris’ first and only commercial product, FUZEON, and our development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

Trimeris has a worldwide agreement (the “Development and License Agreement”) with F. Hoffmann-La Roche Ltd.(“Roche”) to develop and market FUZEON. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

The Company also has a separate agreement (the “Research Agreement”) with Roche that governed the identification of compounds that may become clinical candidates. In March 2007, the Company entered into an agreement with Roche that amended the terms of the Research Agreement whereby all rights and joint patents and other intellectual property rights to the next generation fusion inhibitor peptides falling under the Research Agreement, which includes the drug candidate TRI-1144, reverted to Trimeris.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $45.2 million and $47.4 million at December 31, 2010 and 2009, respectively, are stated at cost and consist primarily of money market funds. The carrying amount of cash and cash equivalents approximates fair value.

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

Investment securities available-for-sale as of December 31, 2008 included an investment of approximately $3.4 million in Bank of America Corporation’s Columbia Strategic Cash Portfolio (the “Fund”). In December 2007, Columbia Management Group, LLC, the Fund’s manager, determined that the assets of the Fund had declined in fair value and the Fund would no longer seek to maintain a net asset value (“NAV”) of one dollar per share. As a result, the Fund’s NAV began to fluctuate based on changes in the market values of the assets owned by the Fund. The Fund ceased accepting orders for new shares and began an orderly liquidation of Fund assets for distribution to its shareholders. For the year ended December 31, 2008, the Company had a realized loss on its investment in the Fund of approximately $1.3 million. During the third quarter of 2009, the Company’s investment in this fund was liquidated and as a result, a gain of $241,000 was recorded related to this investment.

Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” (“ASC 825”), requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate fair value.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value is determined using available market information.

Financial instruments, other than investment securities available-for-sale, held by the Company include accounts receivable and accounts payable. The Company believes that the carrying amount of these financial instruments approximates their fair value.

Intangible Assets

Management performs a continuing evaluation of the carrying value and remaining amortization periods of unamortized amounts of intangible assets. Any impairment would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value. During 2010, 2009 and 2008, $359,000, $260,000 and $1.4 million, respectively, of patent costs were expensed in general and administrative expense because the expected future benefits from these patents was less than their carrying value. The 2010 expense amount includes a net amount of $270,000 reduction of expense related to a reversal of impairment charges in prior periods for which the original impairment had been recorded in error.

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

Patent amortization expense was $338,000, $228,000 and $224,000 in 2010, 2009 and 2008, respectively. This amount is recorded in general and administrative expenses for 2010 and 2009 and research and development expenses for 2008. The estimated aggregate amortization expense for the next five years is $253,000 per year for 2011 through 2015.

Also included in patent costs are costs for patents that have not been granted of $704,000 and $850,000 as of December 31, 2010 and 2009, respectively.

Accrued Marketing Costs

On September 23, 2010, the Company and Roche entered into an agreement relieving the Company of its obligation to pay certain deferred marketing expenses (the “Deferred Marketing Expenses Agreement”). The Deferred Marketing Expenses Agreement relates to the parties’ collaboration for the development and commercialization of FUZEON. In 2010, 2009 and 2008, the Company increased the initial recorded liability by $130,000, $257,000 and $348,000, respectively for accretion of interest. Pursuant to the Deferred Marketing Expenses Agreement, the Company is no longer obligated to pay these deferred marketing expenses to Roche. As a result, the Company recorded a one-time increase in collaboration income of $18.7 million in 2010.

The total liability of $0 million and $18.5 million at December 31, 2010 and 2009, respectively, is reflected on the Company’s balance sheet under the caption “Accrued marketing costs.”

Advanced Payment—Roche

In September 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, which amended the Development and License Agreement and set forth certain rights and responsibilities that

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company was to pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period ending in 2009. As a result, Roche no longer includes the depreciation related to the manufacturing facility in cost of goods sold. As of December 31, 2009, the Company has paid the total $12.1 million contribution and no further capital improvement payments are expected to become due.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. The Company’s share of this credit was approximately $1.9 million through December 31, 2008. No credits were received for the years ended December 31, 2009 and 2010. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment—Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold. We are currently in discussions with Roche related to the calculation cost of goods sold for FUZEON for the period from 2008 through the present. The manner in which FUZEON manufacturing costs are accounted for and allocated among the parties, and accordingly the calculation of any advanced payments to Roche, is subject to change with the results of this negotiation.

Milestone Revenue and Deferred Revenue—Roche

Through December 31, 2010, the Company has received a $10.0 million license fee, research milestone payments of $15.0 million and $3.3 million in manufacturing milestone payments related to Roche achieving certain production levels. The license fee and research milestones were recorded as deferred revenue and were being recognized ratably over the research and development period. The manufacturing milestones were also recorded as deferred revenue and are being recognized ratably over the patent term associated with these milestones, or November 2014.

Royalty Revenue

The Company receives royalties from Roche on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, and the Company receives a royalty on the adjusted net sales amount. Royalties of $3.1 million, $8.1 million and $11.4 million were recognized as revenue during the years ended December 31, 2010, 2009 and 2008, respectively. Prior to 2010, the Company’s royalty revenue was based off of a 12% royalty rate. The royalty amount for 2010 is gross and does not include any royalty amounts paid to Novartis.

In October 2010, Roche informed the Company that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to the Company if the cost of goods sold outside the United States and Canada exceed a certain proportion of FUZEON net sales outside the United States and Canada, Roche would reduce the royalty paid to Trimeris on sales outside the United States and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010. In April 2009, the Company notified Roche that it did not agree with the manner in which FUZEON cost of goods sold were being calculated and charged to the collaboration. Roche and the Company have been in discussions regarding this calculation since that time.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

The Company has notified Roche of its objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of its ongoing discussion related to the calculation of cost of goods sold., however royalty revenue for 2010 was recorded based on the rate based on the reduction clause (6%). While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

Roche’s imposition of this reduced royalty rate will result in significant reductions in expected royalty revenues for so long as the reduced royalty rate is in effect.

Collaboration Income

Product sales of FUZEON began in the United States on March 27, 2003, and are recorded by Roche. Under the Development and License Agreement with Roche, the Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche. Collaboration income is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss is reported as collaboration income as a component of revenue. Total net sales of FUZEON in the United States and Canada were $32.0 million, $39.1 million and $64.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. On January 1, 2009, we adopted FASB ASC Topic 808 “Collaborative Arrangements” (“ASC 808”). As a result, all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. Prior to January 1, 2009, such amounts were presented in research and development expenses. During the years ended December 31, 2010, 2009 and 2008, the gross profit from the sale of FUZEON exceeded sales, marketing and other expenses resulting in the Company’s share of operating income from the sale of FUZEON in the United States and Canada of $24.9 million, $6.8 million and $8.0 million, respectively. Revenue is recognized when Roche ships the product and title and risk of loss passes to wholesalers.

A major determinant of collaboration income, and the Company’s resulting profits, is the cost of goods sold for FUZEON. In April 2009, we notified Roche of our objection to the manner in which costs of goods sold for FUZEON were being calculated and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. The negotiations have been ongoing since 2009. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are ongoing, we cannot be certain when a final resolution will be reached. Depending upon the resolution of our negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute or for future periods, and profit rates and, as disclosed below, royalty rates may be affected accordingly. While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

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

Concentrations

The Company has a Development and License Agreement with Roche, which accounted for 100% of the Company’s royalty revenue for the years ended December 31, 2010, 2009 and 2008. This agreement with Roche also provides the basis for substantially all of the Company’s results from the collaboration. Substantially all of the accounts receivable at December 31, 2010 and 2009 are comprised of receivables from Roche.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company has established guidelines relating to diversification and maturities of its cash equivalents, and short-term investments which are designed to manage risk. The Company’s cash equivalents consist of bank deposits and money market funds. Bank deposits during 2010 and 2009 may be in excess of FDIC insurance limits.

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

Basic and Diluted Net Income Per Share

In accordance with Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”), Topic 260, “Earnings Per Share,” basic net income per common share is calculated by dividing net income

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and restricted stock. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	2010	2009	2008
Numerator:
Net income	$19,954	$12,296	$8,009

Denominator:
Weighted average common shares used for basic calculation	22,320	22,303	22,182
Weighted average effect of dilutive securities:
Restricted stock	—	—	89

Denominator for diluted calculation	22,320	22,303	22,271

Net income per share:
Basic	$0.89	$0.55	$0.36

Diluted	$0.89	$0.55	$0.36

The calculation of diluted net income per share excludes all anti-dilutive shares. For the years ended December 31, 2010, 2009 and 2008, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for the period, amounted to approximately 1.9 million, 2.3 million and 2.5 million, respectively. Also excluded for 2010, 2009 and 2008 were 362,000 warrants to purchase common stock due to their antidilutive effect.

At December 31, 2010, there were 2,380,000 options to purchase common stock. At December 31, 2009, there were 2,320,000 options to purchase common stock.

Stock-Based Compensation

The Company recognized non-cash compensation expense of approximately $861,000, $1.0 million and $1.2 million relating to the fair value of employee stock compensation during the years ended December 31, 2010, 2009 and 2008.

Preferred Stock

The Board of Directors has the authority to issue shares of preferred stock and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without any further vote or action by the stockholders. There are no shares of preferred stock outstanding at December 31, 2010 and 2009.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

As of December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Short-term investment securities available-for-sale
Corporate debt securities maturing within 1 year	$1,019	$1	$—	$1,020

Total short-term investment securities available-for-sale	$1,019	$1	$—	$1,020

The Company did not have any available-for-sale securities as of December 31, 2010.

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

The following table sets forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under ASC 820 which are measured on a recurring basis as of December 31, 2010 and 2009:

2010:

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- observable Inputs (Level 3)
Money market funds	$45,164	$45,164	$—	$—

Total	$45,164	$45,164	$—	$—

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

2009:

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- observable Inputs (Level 3)
Money market funds	$47,420	$47,420	$—	$—
Corporate bonds	1,020	1,020	—	—

Total	$48,440	$48,440	$—	$—

3.    LEASES

The Company had no property, furniture or equipment under capital leases at December 31, 2010 and 2009.

4.    STOCK BASED COMPENSATION

The fair value of common stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Estimated dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	62-73%	59-66%	50-63%
Risk-free interest rate	1.32-2.53%	2.33-3.65%	2.62-3.99%
Expected term of options (in years)	4.4 - 9.0	4.4 - 9.0	4.4 - 9.0
Expected life of employee stock purchase plan options (in years)	N/A	N/A	1

The Company’s computation of expected volatility for the year ended December 31, 2010, 2009 and 2008 is based on historical volatility from publicly traded and quoted options on the Company’s stock. The computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided above results from the behavior patterns of separate groups of employees that have similar historical experience. The risk-free interest rate for periods within the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of the grants.

The table below presents the Company’s stock based compensation expense for the years ended December 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008
Employee Stock Option Plan*	$824	$1,041	$1,163
Restricted stock to employees	37	50	21

Total stock option expense	$861	$1,091	$1,184

*	Includes the Stock Option Plan (formally known as the Trimeris, Inc. Amended and Restated Stock Incentive Plan) and the Trimeris, Inc. 2007 Stock Incentive Plan.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

During October 2007, the 1996 Employee Stock Option Plan expired and the Trimeris, Inc. 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”) was implemented. Under the 2007 Stock Incentive Plan, the Company may grant non-qualified or incentive stock options for up to 1,000,000 shares of common stock. The exercise price of each incentive stock option shall not be less than the fair market value of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Outstanding incentive stock options, under both plans, have been issued at prices ranging from $2.02 to $46.33 per share. At December 31, 2010, there were approximately 474,000 options remaining available for grant. No more grants will be made under the 1993 Plan or the Employee Stock Option Plan. The Company has sufficient authorized and unissued shares of common stock to make all issuances under its share based compensation plans.

A summary of option activity under the Employee Stock Option Plan and the 2007 Stock Incentive Plan during the year ended December 31, 2010 is presented below:

(in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding options at January 1, 2010	2,320	$17.47	5.67	$160
Granted	358	2.34	—	—
Cancelled/Forfeited	(80)	3.78	—	7
Expired	(218)	52.30	—	—

Options outstanding at December 31, 2010	2,380	12.48	5.81	$156

Options vested or expected to vest at December 31, 2010	2,256	10.95	6.11	$156

Options exercisable at December 31, 2010	1,859	$15.17	4.92	$86

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009, and 2008, was $1.48, $1.27 and $2.48, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, 2008 was $0.

The following summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.00-4.00	615,260	9.27	$2.21	213,859	$2.06
$4.00-5.00	375,436	7.15	$4.42	336,911	$4.44
$5.01-6.00	357,752	6.87	$5.17	276,035	$5.17
$6.01-7.00	104,739	5.61	$6.73	104,739	$6.73
$7.01-10.00	42,166	3.75	$9.34	42,166	$9.34
$10.01-20.00	431,618	3.81	$12.12	431,618	$12.12
$20.01-40.00	91,484	1.24	$33.29	91,484	$33.29
$40.01-60.00	362,015	1.36	$42.69	362,015	$42.69

	2,380,470	5.81	$12.48	1,858,827	$15.17

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

A summary of the activity of the Company’s nonvested options during the year ended December 31, 2010, is presented below:

(in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	553	$2.50
Granted	358	1.48
Vested	(356)	2.36
Cancelled/Forfeited	(33)	2.11

Nonvested at December 31, 2010	522	$1.92

As of December 31, 2010 and 2009, there was approximately $884,000 and $1.2 million, respectively of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Employee Stock Option Plan and the 2007 Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 1.5 years and 1.8 years respectively. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $840,000 and $920,000, respectively.

Restricted Stock

In August 2008, the Company granted 15,000 shares of restricted stock to each of the Company’s CFO and General Counsel. These grants were cancelled in November of 2010 in connection with the termination of the Company’s General Counsel and termination and replacement of the Company’s CFO. These grants were to vest 100% three years from the date of grant. Non-cash compensation expense related to these restricted stock grants, in the amount of $37,000, $50,000 and $21,000 was recognized for the years ended December 31, 2010, 2009 and 2008, respectively. Total unrecognized compensation cost related to restricted stock grants, as of December 31, 2010 and 2009, was $0 and $79,000 respectively.

A summary of the activity of the Company’s nonvested restricted stock during the year ended December 31, 2010 is presented below:

(in thousands)	Number of Shares
Nonvested at January 1, 2010	30
Forfeited	(30)

Nonvested at December 31, 2010	—

5.    INCOME TAXES

During the years ended December 31, 2010, 2009 and 2008, the Company recorded an income tax expense (benefit) of:

(in thousands)	2010	2009	2008
Current tax provision	$925	$6,421	$187
Deferred tax (benefit)	—	27	(506)

Total tax provision (benefit)	$925	$6,448	$(319)

The current provision results from the current tax expense caused by the imposition of the annual limitation on the use of Net Operating Loss (“NOL”) carryforwards. A full valuation allowance has historically been recognized for all deferred tax assets, including indefinite lived ones such as the benefit of the Alternative Minimum Tax (“AMT”) credit.

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

At December 31, 2010, the Company has NOLs for federal tax purposes of approximately $302.2 million, which expire in varying amounts between 2018 and 2025. We determined that an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $6.9 million of NOL carryforwards will be available for utilization prior to 2025.

The Company has state net economic losses of approximately $254.2 million, which expire in varying amounts between 2011 and 2020.

The Company has research and development credits of $9.0 million, which expire in varying amounts between 2011 and 2028. The Company has AMT credit carryforwards of approximately $800,000 which are available to reduce regular Federal income taxes, if any, over an indefinite period. The utilization of the research and development credits and the AMT credit carryforwards are subject to limitation under IRC Sections 382 and 383 such that the Company does not expect to recognize any tax benefit from such credits or carryforwards.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Tax loss carryforwards	$114,163	$117,413
Tax credits	9,790	11,707
Deferred revenue	353	463
Reserves and accruals	2,884	9,413

Total gross deferred tax assets	127,190	133,998
Valuation allowance	(126,710)	(138,516)

Net deferred tax asset	480	480
Deferred tax liability	—	—

Net deferred tax asset	$480	$480

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. The valuation allowance represents the amount necessary to reduce the Company’s gross deferred tax assets to the amount that is more likely than not to be realized. The decrease in the valuation allowance was approximately $6.8 million for the year ended December 31, 2010. The increase in the valuation allowance was $3.3 million for the year ended December 31, 2009. The decrease in the valuation allowance was $7.8 million for the year ended December 31, 2008. The valuation allowance includes deferred tax assets that when realized, may increase equity rather than reduce tax expense. The Company will evaluate this amount when the criteria for recognizing the deferred tax asset relating to these amounts are met. The Company is subject to the limitations of IRC Section 382 beginning in 2008. The Company will be allowed to use approximately $457,000 of NOL carryforwards in each future tax year. Currently, the Company anticipates near-term taxable income to exceed this limitation amount. Therefore, a portion of the valuation allowance related to the NOL carryforward limitation was

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

released at December 31, 2008. The deferred tax asset balance of $480,000 as of December 31, 2010 consists of a current portion of $160,000 and a long-term portion of $320,000 on the balance sheet.

The Company adopted FASB Interpretation No. 48 (“FIN 48”) on January 1, 2007. The Company had unrecognized tax benefits of $1.6 million as of the date of adoption. The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of December 31, 2010 the Company had unrecognized tax benefits of $1.7 million. Of the $1.7 million of unrecognized tax benefits at the end of 2010, all would impact the effective tax rate if recognized.

Trimeris is subject to income taxes in the United States and North Carolina. The number of open years varies based on the statute of limitations for each jurisdiction. As of December 31, 2010, all years prior to January 1, 2005 are closed. Currently, Trimeris has no agreements with either taxing authority extending the statute.

Following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for 2010 and 2009:

	2010	2009
(in thousands)
Beginning balance	$1,750	$1,750
Additions for tax positions taken during the current year	—	—
Deletions for positions taken in prior year	(20)	—
Settlements	—	—

Ending balance	$1,730	$1,750

During the next 12 months, the Company does not anticipate any significant changes to the total amount of unrecognized tax benefits.

The Company does not accrue interest and penalties related to these unrecognized tax benefits because the unrecognized tax benefits would not result in the cash payment of additional tax.

The reasons for the difference between the actual income tax provision (benefit) for the years ended December 31, 2010 2009 and 2008 and the amount computed by applying the statutory federal income tax rate to income before taxes is as follows:

(dollars in thousands):	2010	% of Income Before Taxes	2009	% of Income Before Taxes	2008	% of Income Before Taxes
Income tax provision at statutory rate	$7,308	35.00%	$6,561	35.00%	$2,615	34.00%
State income taxes, net of federal benefit	153	0.73%	—	0.00%	—	0.00%
Non deductible M&E & other	2	0.01%	2	0.01%	1	0.01%
Non-deductible compensation	236	1.13%	255	1.36%	233	3.03%
Research credit	—	0.00%	—	0.00%	(70)	(0.91)%
Expiration of stock options and other items			—	0.00%	1,446	18.80%
Change in federal portion of valuation allowance	(6,750)	(32.33)%	3,274	17.47%	(7,755)	(100.84)%
Change in effective rate	(24)	(.11)%	(3,644)	(19.44)%	3,211	41.76%

Income tax provision (benefit)	925	4.48%	$6,448	34.40%	$(319)	(4.15)%

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

6.    EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company sponsors a 401(k) Profit Sharing Plan (the “401(k) Plan”) under Section 401(k) of the Internal Revenue Code covering all employees. Participants may elect a salary reduction from 1% to 75% as a contribution to the 401(k) Plan, up to the annual Internal Revenue Service allowable contribution limit. Modifications of the salary reductions may be made monthly. The 401(k) Plan permits the Company to match participants’ contributions. During 2010 and 2009, the Company matched 100% of participants’ 2010 contributions with Trimeris stock. Compensation expense of $71,500 and $74,000 was recognized accordingly. During 2008, 48,000 shares were issued, and compensation expense of $64,000 was recognized. The 401(k) Plan accounts vest ratably based on a participant’s years of service and are fully vested after four years of service.

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

In December 2007, the Plan was terminated. The remaining liability as of December 31, 2010 and 2009 was $108,000 and $110,000 respectively and relates to estimated benefit obligations that existed prior to the termination of the Plan.

7.    ROCHE COLLABORATION

The Development and License Agreement

In 1999, the Company entered into the Development and License Agreement with Roche to develop and commercialize FUZEON and certain other compounds. The Development and License Agreement has been amended several times; in March 2007, the agreement was amended to cover only the development and commercialization of FUZEON. The Development and License Agreement will effectively terminate upon the expiration of the last relevant patent covering FUZEON, which is expected to occur in 2021.

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

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

between the companies, other than intellectual property related to FUZEON. Following the March 2007 amendment, Roche remains responsible for only one potential remaining $5.0 million milestone payment under the Development and License Agreement which is payable upon the achievement of a certain cumulative twelve-month sales threshold for FUZEON in the United States and Canada.

On September 23, 2010, the Company entered into an agreement with Roche relieving the Company of any obligation to repay certain deferred marketing expenses that may have arisen under the Development and License Agreement (the “Deferred Marketing Expenses Agreement”). Specifically, the Company had previously agreed with Roche that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to the Company’s repayment, assuming certain terms and conditions were met. Pursuant to the Deferred Marketing Expenses Agreement, the Company is no longer obligated to pay these deferred marketing expenses to Roche.

Manufacturing Amendment

In 2005, the Company entered into a Manufacturing Amendment with Roche setting forth certain rights and responsibilities with respect to the manufacture and sale of FUZEON. The Manufacturing Amendment amends and supplements the terms of the Development and License Agreement and addresses several aspects of the parties’ collaboration related to the manufacture of FUZEON. According to the terms of the Manufacturing Amendment, Roche is responsible for all decisions regarding future FUZEON manufacturing volume, including management of the inventory supply chain. Subject to certain exceptions, Roche is therefore financially responsible for all write-offs of expired Product (as defined in the Development and License Agreement) sold in the United States and Canada. In addition, Roche is responsible for write-offs of all supply chain materials.

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

Cost of Goods Sold

In April 2009, Company entered into negotiations with Roche, in accordance with the Development and License Agreement, related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. In October 2010, Roche informed us that, in reliance on a clause in the Development and License Agreement that permits Roche to reduce its royalty payments to the Company if the cost of goods sold outside the United States and Canada exceeds a certain proportion of FUZEON net sales outside the United States and Canada, Roche would reduce the Company’s royalty payment rate on sales outside the United States and Canada from 12%, the amount previously paid, to 6% with application retroactive to January 1, 2010. These negotiations are ongoing today. Accordingly, the Company cannot predict the outcome of negotiations with respect to cost of goods sold for 2008, 2009 and 2010, and as a result, accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future or be certain when a final resolution will be reached. Depending upon the resolution of the Company’s negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute or for future periods.

Development Expenses

Under the Development and License Agreement, the Company and Roche share development costs for FUZEON equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

8.     COMMITMENTS AND CONTINGENCIES

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

On September 23, 2010, the Company and Roche entered into a settlement agreement with Novartis resolving the litigation related to FUZEON involving the ‘271 Patent (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the Roche and Company collaboration will continue to sell FUZEON under a license from Novartis to the ‘271 Patent. In exchange for the grant of this license, Roche and the Company have agreed to pay royalties to Novartis on net sales of FUZEON of 1.5% on sales occurring in the United States and Canada in a calendar year, and 1% on sales outside of the United States and Canada in a calendar year. The royalty rate increases to 3% in the United States and Canada and 1.5% in the rest of the world on any portion of FUZEON sales in excess of $50,000,000 in the relevant region in a calendar year. Roche and the Company will share responsibility for payment of these royalties equally.

In addition, pursuant to the terms of the Settlement Agreement, the Company made payments to Novartis for the Company’s share of royalties beginning in the fourth quarter of 2007 through the third quarter of 2010 in the aggregate amount of approximately $2.7 million ($1.5 million has been recorded as a reduction to royalty revenue and $1.2 million has been recorded as a reduction to collaboration income). Pursuant to the terms of the Settlement Agreement and immediately following execution of the Settlement Agreement, the Company made a payment to Novartis in the amount of approximately $2.5 million representing the Company’s 50% share of back royalties on sales of FUZEON through March 31, 2010. The Company’s share of the payments to Novartis for the remainder of 2010 was approximately $400,000, which has been recorded as a reduction to collaboration income.

9.    SEVERANCE ACCRUAL

On November 18, 2010, the Company terminated employment of two officers of the Company. The Company accrued severance benefits in the amount of $373,000 as of December 31, 2010 under “Accrued compensation- short term.” The benefits are expected to be paid out in 2011.

10.    SPECIAL DIVIDEND

On May 8, 2008, the Company’s Board of Directors declared a special cash dividend of $1.50 per share of common stock to stockholders of record on May 22, 2008. On August 6, 2008, the Board of Directors approved a

TRIMERIS, INC.

NOTES TO FINANCIAL STATEMENTS—CONTINUED

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

11.    ARIGENE TRANSACTION

On October 2, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arigene Co., Ltd., a corporation organized under the laws of the Republic of Korea (“Arigene”). Under the Merger Agreement, Arigene agreed to purchase of all outstanding shares of the Company’s common stock at a price per share of $3.60, or an aggregate purchase price of approximately $81.0 million, via a cash tender offer followed by a merger. The Company terminated the Merger Agreement effective December 31, 2009, when Arigene, through counsel, informed the Company that Arigene did not have sufficient funds to consummate the tender offer and subsequent merger pursuant to the Merger Agreement. In connection with granting consent in November, 2009, to an extension of the deadline for consummation of the tender offer, Arigene paid the Company a $12.0 million fee, which the Company retained, net of taxes and transaction, advisors’ and legal fees incurred in connection with entering into the Merger Agreement. As of December 31, 2009, in connection with the transaction, the Company incurred approximately $2.3 million in fees and expenses payable to its advisor, Goldman Sachs, Inc. and approximately $1.0 million in legal fees payable to its outside legal advisors. This amount is recorded under the caption “Reverse Termination Fee, Net,” on the income statement and “Accrued Expenses” on the balance sheet for the year ending December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc. (Registrant)

March 14, 2011	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARTIN A. MATTINGLY Martin A. Mattingly	Chief Executive Officer and Director	March 14, 2011

/s/ JAMES R. THOMAS James R. Thomas	Chief Financial Officer, Secretary and Director (principal accounting officer)	March 14, 2011

/s/ STEPHEN R. DAVIS Stephen R. Davis.	Director	March 14, 2011

/s/ FELIX J. BAKER Felix J. Baker	Director	March 14, 2011

/s/ JULIAN C. BAKER Julian C. Baker	Director	March 14, 2011

/s/ BARRY D. QUART Barry D. Quart, PharmD.	Director	March 14, 2011

EXHIBIT INDEX

(a) Exhibits

3.1(m)	Second Amended and Restated Bylaws of the Registrant.

3.2(m)	Fifth Amended and Restated Certificate of Incorporation of the Registrant.

4.1*	Specimen certificate for shares of Common Stock.

4.2(m)	Description of Capital Stock (contained in the Fifth Amended and Restated Certificate of Incorporation of the Corporation of the Registrant, filed as Exhibit 3.2).

10.1*	License Agreement dated February 3, 1993, between the Registrant and Duke University.

10.2(p)	Trimeris, Inc. Amended and Restated Stock Incentive Plan. †

10.3*	Trimeris, Inc. Employee Stock Purchase Plan. †

10.4*	Sixth Amended and Restated Registration Rights Agreement dated June 27, 1997, by and among the Registrant and certain stockholders of the Registrant.

10.5*	Form of Indemnification Agreements.

10.7(e)	Poyner & Spruill, L.L.P. Defined Contribution Prototype Plan and Trust for the Trimeris, Inc. Employee 401(k) Plan. †

10.8(e)	Adoption Agreement for the Trimeris, Inc. Employee 401(k) Plan. †

10.9(a)	Development and License Agreement between Trimeris and Hoffmann-La Roche dated July 1, 1999 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment.).

10.13(b)	Research Agreement between Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. dated January 1, 2000 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.15(h)	First Amendment to the Research Agreement by and between Trimeris, Inc. and F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. dated November 13, 2003. (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.17(f)	Rescission of the Amendment to the Development and License Agreement dated July 12, 2004 by and between Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

10.18(i)	Amendment to the Development and License Agreement between Trimeris, Inc. and Hoffman-La Roche dated on July 12, 2004 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.19(j)	Letter Agreement between Trimeris, Inc. and Roche Laboratories, Inc. dated May 12, 2005 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.20(k)	License Agreement between The Regents of the University of California and Hoffman-La Roche Inc. and Trimeris, Inc. for Method for Preventing and Treating a Viral Condition by Inhibiting Membrane Fusion dated June 27, 2005 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.21(l)	Letter of Amendment with F. Hoffman-La Roche, Ltd. and Hoffman-La Roche Inc. dated September 2, 2005 (Portions of this exhibit have been omitted pursuant to an order of the Commission granting confidential treatment).

10.22(n)	Trimeris, Inc. Incentive Pay Plan. †

10.23(o)	Second Amendment to the Research Agreement between F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc. and Trimeris, Inc. (effective as of December 31, 2005).

10.24(p)	Amended and Restated Severance Pay Plan, effective December 3, 2006.

10.25(q)	Third Amendment to the Research Agreement between F. Hoffman-La Roche, Ltd. and Hoffman-La Roche Inc. and Trimeris, Inc. (effective as of August 15, 2006).

10.26(r)	Letter of Agreement between Trimeris, Inc. and F. Hoffman-La Roche, Ltd. dated March 13, 2007.

10.27(s)	Letter Agreement between Trimeris, Inc. and Roche Laboratories Inc., dated October 5, 2007.

10.28(t)	Executive Employment Agreement by and between Trimeris, Inc. and Martin A. Mattingly dated November 14, 2007. †

10.29(u)	Executive Employment Agreement by and between Trimeris, Inc. and Andrew L. Graham dated January 24, 2008. †

10.30(u)	Executive Employment Agreement by and between Trimeris, Inc. and Michael A. Alrutz dated January 24, 2008. †

10.31(v)	Letter Agreement between Trimeris, Inc. and F. Hoffmann La-Roche Ltd., dated September 23, 2010.

10.32(w)	Executive Employment Agreement between Trimeris, Inc. and James R. Thomas, dated November 18, 2010

10.33(w)	Amended Executive Employment Agreement between Trimeris, Inc. and Martin A. Mattingly, dated November 18, 2010

10.34(x)	Settlement Agreement and Release of Claims between Trimeris, Inc. and Andrew L. Graham, dated December 22, 2010

10.35(x)	Settlement Agreement and Release of Claims between Trimeris, Inc. and Michael A. Alrutz, dated December 22, 2010

10.36(y)	Trimeris, Inc. 2007 Stock Incentive Plan. †

10.37(z)	Trimeris, Inc. 2007 Stock Incentive Plan—form of Option Agreement. †

10.38(aa)	Trimeris, Inc. 2007 Employee Stock Purchase Plan. †

23.1	Consent of Ernst and Young LLP

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer

31.2	Rule 13a-14(a) Certification by James R. Thomas as Chief Financial Officer

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer

32.2	Section 1350 Certification by James R. Thomas as Chief Financial Officer

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
*	Incorporated by reference to Trimeris’ Registration Statement on Form S-1, as amended (File No. 333-31109) initially filed with the Commission on July 11, 1997.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.
(a)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 13, 1999.
(b)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001.
(e)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Commission on March 27, 2003.
(f)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed with the Commission on August 9, 2004.

(h)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the Commission on October 15, 2004.
(i)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 filed with the Commission on October 15, 2004.
(j)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on May 12, 2005.
(k)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on June 27, 2005.
(l)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 26, 2005.
(m)	Incorporated by reference to Trimeris’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Commission on November 8, 2005.
(n)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2006.
(o)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on February 21, 2006.
(p)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on December 7, 2006.
(q)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 7, 2006.
(r)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on March 16, 2007.
(u)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on October 11, 2007.
(v)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on September 27, 2010.
(w)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on November 19, 2010.
(x)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on December 22, 2010.
(y)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on November 20, 2007.
(z)	Incorporated by reference to Trimeris’ Current Report on Form 8-K filed with the Commission on January 30, 2008.
(aa)	Incorporated by reference to Trimeris’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 17, 2008.

All financial statement schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Financial Statements and Notes thereto.