Form 10-K/A
period 2010-12-31
TRIMERIS INC
filed 2011-04-28
CIK 911326

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

The number of shares of the registrant’s common stock outstanding as of April 18, 2011 was 22,399,649.

TRIMERIS, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends Trimeris, Inc.’s (“Trimeris,” “we,” “our,” “us” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2011 (the “2010 Form 10-K”). We are filing this Form 10-K/A for the purpose of providing the information required in Part III of Form 10-K that was omitted from the 2010 Form 10-K.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Rule 13a-14(a) under the Exchange Act.

Except as described above, this Form 10-K/A does not amend any other information set forth in the 2010 Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events.

As a “smaller reporting company,” as defined under Item 10(f)(1) of Regulation S-K, with respect to the information required in Part III of Form 10-K, we have elected to follow the scaled disclosure obligations for smaller reporting companies with respect to the disclosures required by Items 402 and 407 of Regulation S-K, under which the Company is not required to provide a Compensation Discussion and Analysis, statement on Compensation Committee Interlocks and Insider Participation, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Statements in this Form 10-K/A that are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. Such statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2010 Form 10-K. Many of these factors are beyond our control, and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Form 10-K/A. Please read Item 1A, “Risk Factors” of the 2010 Form 10-K for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Form 10-K/A.

Directors and Executive Officers

Our Board of Directors (the “Board” or the “Board of Directors”) is currently composed of six members. In accordance with the terms of our Fifth Amended and Restated Certificate of Incorporation, directors elected at the Combined 2009 and 2010 Annual Meeting of Stockholders held on April 29, 2010 will serve until our next annual meeting of stockholders, subject to earlier death, resignation, retirement, disqualification or removal from office, and until their successors are duly elected and qualified.

Currently, our Board of Directors is as follows: Felix J. Baker, Julian C. Baker, Stephen R. Davis, Martin A. Mattingly, Barry D. Quart and James R. Thomas. Felix J. Baker and Julian C. Baker are brothers.

The following table sets forth the name, age and position of our directors and executive officers as of April 18, 2011.

Name	Age	Position with Company
Felix J. Baker, Ph.D.(1)	42	Director
Julian C. Baker(1)(2)	44	Director
Stephen R. Davis(2)(3)	50	Director
Martin A. Mattingly, Pharm.D.	54	Chief Executive Officer and Director
Barry Quart, Pharm.D.(1)(3)	54	Director
James R. Thomas	60	Chief Financial Officer, Secretary and Director

(1)	Member of the Compensation Committee
(2)	Member of the Nomination and Governance Committee
(3)	Member of the Audit Committee

Business Experience of Directors and Executive Officers

The following are brief biographies of each director and executive officer of Trimeris (including present principal occupation or employment, and material occupations, positions, offices or employment for the past five years).

Felix J. Baker, Ph.D. has served as a director of Trimeris since April 2004. Dr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Julian Baker, founded in 2000. Dr. Baker’s firm manages Baker Brothers Investments, a family of long-term investment funds for major university endowments and foundations, which are focused on publicly-traded life sciences companies. Dr. Baker’s career as a fund manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. He is also a director of Ardea Bioscience, Inc. and Seattle Genetics, Inc. Dr. Baker was previously a director of Conjuchem Inc. until February 2010 and Neurogen Corporation until December 2009. Dr. Baker holds a B.S. and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school. Dr. Baker’s experience in the fields of corporate finance and biotechnology, as well as his extensive technical expertise relevant to our business in the areas of immunology, infectious disease and molecular biology, make him a valuable member of our Board. Dr. Baker is also a highly experienced director who has served on the board of directors of several public and private biopharmaceutical corporations, which contributes to the knowledge base and oversight of our Board.

Julian C. Baker has served as a director of Trimeris since April 2004. Mr. Baker is a Managing Member of Baker Bros. Advisors, LLC, which he and his brother, Felix Baker, Ph.D., founded in 2000. Mr. Baker’s firm manages Baker Brothers

Investments, a family of long-term investment funds for university endowments and foundations, which are focused on publicly-traded life sciences companies. Mr. Baker’s career as a fund manager began in 1994 when he co-founded a biotechnology investing partnership with the Tisch Family. Previously, Mr. Baker was employed from 1988 to 1993 by the private equity investment arm of Credit Suisse First Boston Corporation. Mr. Baker is also a director of Incyte Corporation and Genomic Health, Inc. He was previously a director of Neurogen Corporation until December 2009. Mr. Baker holds an A.B. magna cum laude from Harvard University. Mr. Baker’s experience in the field of corporate finance and his extensive knowledge of the biopharmaceutical industry is of great value to our Board. Mr. Baker is also a highly experienced director who has served on the board of directors of several public and private biopharmaceutical corporations, which contributes to the knowledge base and oversight of our Board.

Stephen R. Davis has served as a director of Trimeris since June 2007. Mr. Davis is currently the Chief Operating Officer of Ardea Biosciences, Inc. Mr. Davis was formerly President and Chief Executive Officer of Neurogen Corporation following its acquisition by Ligand Pharmaceuticals in December 2009. Prior to being named Chief Executive Officer of Neurogen in February 2008, Mr. Davis served as Chief Operating Officer beginning in April 2005 and Vice President from September 2001 through April 2005. Mr. Davis was also a director of Neurogen until December 2009. Mr. Davis joined Neurogen in 1994 as Vice President of Finance and Chief Financial Officer. From 1990 through June 1994, Mr. Davis was a corporate and securities attorney at Milbank, Tweed, Hadley & McCloy LLP. Previously, Mr. Davis practiced as a Certified Public Accountant with Arthur Andersen & Co. Mr. Davis received his B.S. in Accounting from Southern Nazarene University and a J.D. from Vanderbilt University. Mr. Davis has extensive knowledge of our industry, as evidenced by his professional background. Our Board is benefitted by Mr. Davis’ experience in several senior positions at biopharmaceutical corporations and particular expertise in corporate finance.

Martin A. Mattingly, Pharm.D. has been our President and Chief Executive Officer and has served as a director of Trimeris since November 2007. He has also been a director of OncoGenex Pharmaceuticals, Inc. since June 2010. From September 2005 to March 2007, Dr. Mattingly served as President and Chief Executive Officer of Ambrx, Inc., where he was responsible for setting the strategic direction for Ambrx and the day-to-day leadership and performance of Ambrx. From May 2003 to September 2005, Dr. Mattingly served as Executive Vice President and Chief Operating Officer at CancerVax, Inc. From 1996 to 2003, Dr. Mattingly provided senior leadership in various management positions at Agouron Pharmaceuticals, Inc. and Pfizer, Inc. These positions included General Manager of the Agouron HIV division; Vice President, Product Development Group at Pfizer; and Vice President, Global Marketing Planning at Pfizer. From 1983 to 1996, Dr. Mattingly held various positions in oncology marketing and sales management at Eli Lilly and Company. Dr. Mattingly holds a Doctor of Pharmacy degree from the University of Kentucky. We believe Dr. Mattingly’s qualifications to serve on the Board of Directors include his three decades of experience in the biotechnology and pharmaceuticals industries, including four years as our Chief Executive Officer. As our Chief Executive Officer, Dr. Mattingly sets our goals and strategies. His ability as director to add his views to the Board’s deliberations is of significant benefit to the Board.

Barry Quart, Pharm.D. has served as a director of Trimeris since June 2007. Since December 2006, Dr. Quart has served as President and Chief Executive Officer of Ardea Biosciences, Inc. Dr. Quart has also been a director of Ardea since December 2006. From 2002 until December 2006, Dr. Quart was President and Chief Security Officer of Napo Pharmaceuticals, Inc. Dr. Quart was also a director of Napo from April 2002 to December 2006. Prior to Napo, Dr. Quart was Senior Vice President, Pfizer Global Research and Development and the Director of Pfizer’s La Jolla Laboratories. Prior to Pfizer’s acquisition of the Warner-Lambert Company, Dr. Quart was President of Research and Development at Agouron Pharmaceuticals, Inc., a division of the Warner-Lambert Company, since 1999. Prior to joining Agouron in 1993, Dr. Quart spent over ten years at Bristol-Myers Squibb in both Clinical Research and Regulatory Affairs. Dr. Quart has a Pharm.D. from the University of California, San Francisco. Dr. Quart has extensive knowledge of our industry, as evidenced by his three decades of experience in the biotechnology and pharmaceuticals industries, particularly with respect to HIV therapeutics. Our Board is benefitted by Dr. Quart’s broad experience in management roles within our industry, as well as his experience as a director of several biopharmaceutical corporations.

James R. Thomas has been our Chief Financial Officer and Secretary since November 2010, and has served as a director of Trimeris since August 2009. From 1990 to March 2009, Mr. Thomas served in various financial positions at Pfizer, Inc. From 2007 to March 2009, Mr. Thomas served as Chief Financial Officer of Pfizer’s Specialty Markets and Special Entities division, where he was responsible for all financial management and business operations. From 2003 to 2007, Mr. Thomas served as Chief Financial Officer of Greenstone, LLC (Pfizer Generics), where he was responsible for all financial management and business operations. From 2001 to 2003, Mr. Thomas served as Chief Financial Officer of Agouron Pharmaceuticals, Inc. Mr. Thomas holds B.S. and M.B.A. degrees from Indiana State University School of Business. Mr. Thomas’ extensive experience in the fields of corporate finance, manufacturing of pharmaceutical and biopharmaceutical products and pharmaceutical commercial strategy makes him a valuable addition to our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Stock Market LLC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a) of the Exchange Act.

Based solely on a review of the copies of such reports furnished to us, or written representations from certain reporting persons that no other reports were required for those persons, we believe that, during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were satisfied.

Code of Ethics

We have a code of ethics for our employees and officers. This code of ethics is available on our website at www.trimeris.com. There were no waivers of the code of ethics granted in 2010.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee composed of Mr. Davis and Dr. Quart, with Mr. Davis serving as Chairman. The Audit Committee assists the Board in the Board’s oversight of the integrity of our financial statements, the qualifications and independence of our independent registered public accounting firm, and the performance of our internal audit function and independent registered public accounting firm.

As previously disclosed, on November 18, 2010, James R. Thomas resigned from the Audit Committee in connection with his appointment as our Chief Financial Officer and Secretary. As a result of his resignation, the Audit Committee was reduced from three members to two members. Nasdaq’s Marketplace Rule 5605 requires, among other things, that the Audit Committee have at least three members. On December 9, 2010, the Company received a letter from the Nasdaq Listing Qualifications Department indicating that the Company was not in compliance with Nasdaq Marketplace Rule 5605 with respect to audit committee composition requirements as a result of Mr. Thomas’ resignation. Consistent with Marketplace Rule 5605(c)(4)(A), Nasdaq provides a cure period to regain compliance. The cure period runs until the earlier of November 18, 2011 or the Company’s next annual meeting of stockholders.

Both members of the Audit Committee are independent as defined in the Nasdaq listing standards and Rule 10A-3 under the Exchange Act. Each of the members of the Audit Committee is financially literate and the Board has determined that Mr. Davis is an audit committee financial expert as defined by the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Named Executive Officers

The Summary Compensation Table and disclosure that follows provides compensation information for our Chief Executive Officer and our Chief Financial Officer, who were our only executive officers as of December 31, 2010. These individuals are:

•	Martin A. Mattingly, Chief Executive Officer and Director

•	James R. Thomas, Chief Financial Officer, Secretary and Director

In addition, we will be reporting compensation for the following individuals:

•	Andrew L. Graham, former Chief Financial Officer

•	Michael A. Alrutz, former General Counsel

Each of Mr. Graham’s and Mr. Alrutz’ employment was terminated on November 18, 2010, effective January 17, 2011. Mr. Graham’s termination occurred in connection with his replacement by Mr. Thomas as our Chief Financial Officer and Secretary. Dr. Alrutz’ termination occurred in connection with Trimeris’ elimination of the position of General Counsel. Together, Messrs. Mattingly, Thomas, Graham and Alrutz constitute the “named executive officers” referred to in this Form 10-K/A.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)		Non- Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Martin A. Mattingly Chief Executive Officer	2010 2009	396,564 396,564	72,161 —	(2)	127,396 108,687		299,571 198,282	(3)	22,000 22,500	(4) (4)	917,692 726,033

James R. Thomas Chief Financial Officer and Secretary	2010	35,384	25,000	(5)	180,400	(6)	24,324		26,560	(7)	291,668

Andrew L. Graham Former Chief Financial Officer	2010 2009	180,264 180,264	36,081 —	(2)	63,698 54,344	(8)	— 54,079		16,500 16,500	(4) (4)	296,543 305,187	(9)

Michael A. Alrutz Former General Counsel	2010 2009	180,264 180,264	36,081 —	(2)	63,698 54,344	(8)	— 54,079		16,500 16,500	(4) (4)	296,543 305,187	(9)

(1)	Represents the grant date fair value related to stock options awarded to the named executive officer during 2010 and 2009. The value is calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of these amounts for awards granted in 2010 and 2009 are included in Note 4 to our financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K.
(2)	Reflects bonuses of (a) $72,161 awarded to Dr. Mattingly and (b) $36,081 awarded to each of Mr. Graham and Dr. Alrutz in connection with their performance relating to the achievement of certain of the Company’s goals including the Company’s entry into an agreement with its commercial partner F. Hoffmann La-Roche Ltd. (“Roche”) and the Company’s settlement of the U.S. patent infringement suit filed by Novartis Vaccines and Diagnostics, Inc. against the Company and Roche.
(3)	Includes a bonus of $49,571 awarded to Dr. Mattingly in connection with his efforts in securing a $12.0 million reverse termination fee related to the termination of the Agreement and Plan of Merger with Arigene Co., Ltd. (“Arigene”) after Arigene informed us that it did not have sufficient funds to consummate the transaction.
(4)	Includes matches by the Company of 100% of the named executive officers’ annual contributions to the Trimeris, Inc. Employee 401(k) Plan, which the Company matches with common stock. The value of these matches is calculated based on the closing price of our common stock on the last trading day of the year, which was $2.46 and $2.62 for 2010 and 2009, respectively. Amounts listed for Dr. Mattingly include matches of catch-up contributions made by Dr. Mattingly.
(5)	Reflects a signing bonus paid to Mr. Thomas in connection with his employment agreement with the Company entered into on November 18, 2010.
(6)	Includes $23,400 of stock options granted to Mr. Thomas in connection with his service as a non-management director and Audit Committee member prior to November 18, 2010.
(7)	Reflects fees earned or paid in cash to Mr. Thomas in connection with his service as a non-management director and Audit Committee member prior to November 18, 2010.
(8)	Reflects the aggregate grant date fair value of these stock option awards. As of the date of this filing, all unexercised stock options of Mr. Graham and Dr. Alrutz have been forfeited as a result of the termination of their employment.
(9)	See Note 8.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

Martin A. Mattingly. Dr. Mattingly is party to an employment agreement with the Company dated as of November 18, 2010 (the “Mattingly Employment Agreement”). The Mattingly Employment Agreement amended Dr. Mattingly’s prior employment agreement with the Company dated as of November 14, 2007. The Mattingly Employment Agreement has an indefinite term. Pursuant to his prior employment agreement, as adjusted by the Compensation Committee, Dr. Mattingly’s annual base salary for 2010 was set at $396,564. Under the Mattingly Employment Agreement, Dr. Mattingly’s annual base salary was set at $400,000 and is subject to annual review and increase by the Compensation Committee. He is also eligible to receive a target cash incentive bonus targeted at between 50% to 75% of his base salary. The Mattingly Employment Agreement contains non-competition and non-solicitation provisions, as well as a bonus payable upon change in control and the severance benefits described below under “Severance and Change in Control Arrangements with Named Executive Officers.”

James R. Thomas. Mr. Thomas is party to an employment agreement with the Company dated as of November 18, 2010 (the “Thomas Employment Agreement”). The Thomas Employment Agreement has an indefinite term. Mr. Thomas’ annual base salary for 2010 was set at $300,000 and is subject to annual review and increase by the Compensation Committee. He is also eligible to receive a target cash incentive bonus targeted at 40% of his base salary and the Company will pay certain expenses for his travel between his residence and the Company’s offices and for his lodging in North Carolina. The Thomas Employment Agreement contains non-competition and non-solicitation provisions, as well as a bonus payable upon change in control and the severance benefits described below under “Severance and Change in Control Arrangements with Named Executive Officers.”

Andrew L. Graham. Prior to the termination of his employment, effective January 17, 2011, Mr. Graham was party to an employment agreement with the Company dated as of January 24, 2008 (the “Graham Employment Agreement”). The Graham Employment Agreement set an annual base salary of $175,000 that was subject to annual review and increase by the Compensation Committee and set a target cash incentive bonus targeted at 30% of Mr. Graham’s base salary. Mr. Graham’s base salary for 2010 was set at $180,264. The Graham Employment Agreement also provided for certain severance payments and benefits. For a description of the severance benefits paid to Mr. Graham pursuant to his employment agreement, see below under “Severance Payments to Mr. Graham and Dr. Alrutz” and “Severance and Change in Control Arrangements with Named Executive Officers.”

Michael A. Alrutz. Prior to the termination of his employment, effective January 17, 2011, Dr. Alrutz was party to an employment agreement with the Company dated as of January 24, 2008 (the “Alrutz Employment Agreement”). The Alrutz Employment Agreement set an annual base salary of $175,000 that was subject to annual review and increase by the Compensation Committee and set a target cash incentive bonus targeted at 30% of Dr. Alrutz’ base salary. Dr. Alrtuz’s base salary for 2010 was set at $180,264. The Alrutz Employment Agreement also provided for certain severance payments and benefits. For a description of the severance benefits paid to Dr. Alrutz pursuant to his employment agreement, see below under “Severance Payments to Mr. Graham and Dr. Alrutz” and “Severance and Change in Control Arrangements with Named Executive Officers.”

Stock Option Awards

On September 22, 2010, the Compensation Committee made the following stock option grants to the named executive officers: Dr. Mattingly, 89,088 stock options; Mr. Graham, 44,544 stock options; and Dr. Alrutz 44,544 stock options. These stock options vest monthly over two years, vesting 100% on September 22, 2012. The exercise price of these stock options is $2.27, determined based on the closing price of our common stock on the grant date. As of the date of this filing, all unexercised stock options of Mr. Graham and Dr. Alrutz have been forfeited as a result of the termination of their employment.

On November 23, 2010, the Compensation Committee granted 100,000 stock options to Mr. Thomas in connection with his employment agreement. These options vest 25% on the one-year anniversary of the grant date and monthly thereafter over three years, vesting 100% on November 23, 2014. The exercise price of these options is $2.51, determined based on the closing price of our common stock on the grant date.

The above stock option awards were granted pursuant to Trimeris’ 2007 Stock Incentive Plan.

Severance Payments to Mr. Graham and Dr. Alrutz

In connection with the termination of Mr. Graham’s and Dr. Alrutz’ employment with the Company, the Company paid the aggregate amount of $216,020 to each of Mr. Graham and Dr. Alrutz, comprised of the following amounts: (a) $180,264 for 12 months’ base salary, (b) $23,911 for 60 days’ termination notice, and (c) $11,845 for earned vacation. For further information regarding the severance benefits paid to Mr. Graham and Dr. Alrutz pursuant to their employment agreements, see below under “Severance and Change in Control Arrangements with Named Executive Officers.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding equity awards held by our named executive officers at December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested	Market Value of Restricted Stock Shares That Have Not Vested ($)(2)

Martin A. Mattingly	269,791	(3)	80,209	5.16	11/14/2017
	89,088	(4)	0	4.12	6/26/2018
	63,104	(4)	25,984	2.02	7/21/2019
	11,136	(4)	77,952	2.27	9/22/2020

James R. Thomas	6,667	(5)	13,333	2.33	8/12/2019
	0	(6)	15,000	2.27	9/22/2020
	0	(3)	100,000	2.51	11/23/2020

Andrew L. Graham(7)	5,000	(8)	0	9.90	9/1/2014
	1,696	(9)	0	10.57	8/9/2015
	1,696	(10)	0	13.60	8/9/2015
	1,696	(10)	0	9.74	8/9/2015
	1,696	(10)	0	10.75	8/9/2015
	2,813	(9)	0	6.74	8/9/2016
	2,813	(10)	0	6.53	8/9/2016
	2,813	(10)	0	10.49	8/9/2016
	2,813	(10)	0	4.81	8/9/2016
	3,322	(9)	0	5.00	8/15/2017
	2,583	(10)	739	5.64	8/15/2017
	2,583	(10)	739	4.94	8/15/2017
	2,583	(10)	739	4.99	8/15/2017
	44,544	(4)	0	4.12	6/26/2018
	31,552	(4)	12,992	2.02	7/21/2019
	5,568	(4)	38,976	2.27	9/22/2020
						15,000	36,900

Michael A. Alrutz(7)	1,000	(8)	0	45.47	5/1/2012
	250	(9)	0	40.25	6/26/2012
	250	(10)	0	43.18	6/26/2012
	250	(10)	0	40.77	6/26/2012
	250	(10)	0	38.80	6/26/2012
	740	(9)	0	46.30	6/18/2013
	740	(10)	0	23.32	6/18/2013
	740	(10)	0	18.96	6/18/2013
	740	(10)	0	12.91	6/18/2013
	1,300	(9)	0	12.09	6/22/2014
	1,300	(10)	0	13.90	6/22/2014
	1,300	(10)	0	12.21	6/22/2014
	1,300	(10)	0	9.10	6/22/2014
	905	(9)	0	10.57	8/9/2015
	905	(10)	0	13.60	8/9/2015
	905	(10)	0	9.74	8/9/2015
	905	(10)	0	10.75	8/9/2015
	2,813	(9)	0	6.74	8/9/2016
	2,813	(10)	0	6.53	8/9/2016
	2,813	(10)	0	10.49	8/9/2016
	2,813	(10)	0	4.81	8/9/2016
	3,322	(9)	0	5.00	8/15/2017
	2,583	(10)	739	5.64	8/15/2017
	2,583	(10)	739	4.94	8/15/2017
	2,583	(10)	739	4.99	8/15/2017
	44,544	(4)	0	4.12	6/26/2018
	31,552	(4)	12,992	2.02	7/21/2019
	5,568	(4)	38,976	2.27	9/22/2020
						15,000	36,900

(1)	The exercise price reported in this column represents the current exercise price of these stock options following adjustments to the original exercise price of the stock option. The adjustments to the exercise prices were made pursuant to the option plan in light of the extraordinary dividends paid during 2008.
(2)	This amount reflects the number of shares of unvested and outstanding restricted stock multiplied by $2.46, the closing price of our common stock on December 31, 2010.
(3)	These stock options were granted in connection with an employment agreement and vest 25% on the one-year anniversary of the grant date and monthly thereafter over three years.
(4)	These annual stock option grants vest monthly over two years from the grant date.
(5)	These initial stock option grants for new directors vest 33.3% per year over three years.
(6)	These non-management director stock options were granted to Mr. Thomas in connection with his service as a non-management director and Audit Committee member prior to November 18, 2010. These stock options vest 100% one year from the grant date.
(7)	As noted above, stock options disclosed in the table are as of December 31, 2010. No stock options held by Mr. Graham or Dr. Alrutz remain outstanding as of the date of this filing.
(8)	These new hire stock option grants vest monthly over four years from the grant date.
(9)	These annual stock option grants vest 100% on the one-year anniversary of the grant date.
(10)	These quarterly stock option grants vest monthly over three years beginning on the one-year anniversary of the associated annual grant.

Severance and Change in Control Arrangements with Named Executive Officers

Martin A. Mattingly

Under the Mattingly Employment Agreement, if Dr. Mattingly’s employment is terminated other than for death, Disability, or Cause, or upon his resignation for Good Reason (as such terms are defined in the Mattingly Employment Agreement), Dr. Mattingly will be entitled to certain severance payments and benefits, including an amount equal to one times his then-current his base salary and up to a maximum of one year of medical coverage not to exceed $25,000 in premium costs, and up to a maximum of one year of disability coverage with premium costs not to exceed $3,500, subject to Dr. Mattingly’s entering into a settlement agreement and release of claims with the Company. If Dr. Mattingly’s employment is terminated for death or Disability, Dr. Mattingly (or his estate) is entitled to up to a maximum of one year of medical coverage not to exceed $25,000 in premium costs, subject to Dr. Mattingly’s (or his estate’s) entering into a settlement agreement and release of claims with the Company. Dr. Mattingly is subject to non-competition and non-solicitation restrictions during the term of his employment and for one year thereafter.

In connection with entering into the Mattingly Employment Agreement, Dr. Mattingly waived the automatic $100,000 bonus he would have received on the closing of an Acquisition Event (as defined in the Company’s 2007 Stock Incentive Plan) pursuant to his prior employment agreement. If a Change in Business Direction (as defined below) occurs, Dr. Mattingly’s employment will automatically terminate as a termination without Cause on the 60th day following the closing of the Change in Business Direction and the exercise period for any outstanding options will survive until the earlier of (i) five years from the date of the triggering Acquisition Event or (ii) the expiration date of such options. The same stock option acceleration and extension (from the date of closing of an Acquisition Event) is provided upon the occurrence of an Acquisition Event, even without a termination in employment. In addition to the compensation and benefits provided outside of a Change in Business Direction, if, within 60 days after a Change in Business Direction, Dr. Mattingly is terminated without Cause as described in the preceding sentence (or at another time) or resigns for Good Reason, he will be entitled to a severance amount equal to (i) the midrange of the targeted bonus (62.5% of base salary) plus (ii) an additional pro-rata portion of a bonus determined by the Board from within the target range (i.e., between 50% and 75% of base salary), with the proration based on the portion of the fiscal year that has elapsed by the date of the closing, assuming he remains employed as of the closing of the Change in Business Direction.

The term “Change in Business Direction” as used in the Mattingly Employment Agreement and the Thomas Employment Agreement (described below), means, with certain exceptions, any transaction (i) by which the Company acquires the assets or stock of, is itself or its assets are acquired by, or merges with an entity that operates a business other than a collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. relating to the sale of FUZEON and the management of cash flows therefrom (the “Current Business”) or (ii) that results in the combined enterprise’s operation of a business other than the Current Business. To qualify as a Change in Business Direction, the transaction described in the preceding sentence must involve the Company’s contribution to or payment for or in connection with the transaction of at least the least of (x) $10 million, (y) 20% of fair market value of the Company’s then total net assets or (z) 20% of the market value of the then total outstanding common stock of the Company. Neither the liquidation of the Company’s assets to cash without reinvestment in new lines of business (other than passive investments) nor the distribution or dividend of its assets to its shareholders, whether as an interim matter or in complete liquidation of the Company, shall constitute a Change in Business Direction.

If Dr. Mattingly’s employment is terminated (whether by the Company without Cause or by Dr. Mattingly as a resignation for Good Reason) within 60 days of a complete liquidation of the Company that does not otherwise constitute a Change in Business Direction, Dr. Mattingly will be entitled to a bonus equal to his target bonus multiplied by a Time Factor. The “Time Factor” will be 50% through May 16, 2011 and 100% on or after May 17, 2011.

The compensation and benefits described above may be reduced if a Change in Business Direction or other change in control occurs and any amount is subject to taxation as a parachute, if the result of such reduction would be to leave Dr. Mattingly with a greater amount net of such parachute tax than if he received the full compensation.

James R. Thomas

Under the Thomas Employment Agreement, if Mr. Thomas’s employment is terminated other than for death, Disability, or Cause, or upon his resignation for Good Reason (as such terms are defined in the Thomas Employment Agreement), Mr. Thomas will be entitled to severance payments equal to one times his then-current his base salary, subject to Mr. Thomas’s entering into a settlement agreement and release of claims with the Company. Mr. Thomas is subject to non-competition and non-solicitation restrictions during the term of his employment and for one year thereafter.

If a Change in Business Direction (as defined in the Thomas Employment Agreement and as described above in connection with Dr. Mattingly’s agreement) occurs, Mr. Thomas’ employment will automatically terminate as a termination without Cause on the 60th day following the closing of the Change in Business Direction and the exercise period for any outstanding options will survive until the earlier of (i) five years from the date of the triggering Change in Business Direction or (ii) the expiration date of such options. The same stock option acceleration and extension (from the date of closing of an Acquisition Event (as defined in the Company’s 2007 Stock Incentive Plan)) is provided upon the occurrence of an Acquisition Event, even without a termination in employment. In addition to the compensation and benefits provided outside of a Change in Business Direction, if, within 60 days after a Change in Business Direction, Mr. Thomas is terminated without Cause as described in the preceding sentence (or at another time) or resigns for Good Reason, he will be entitled to a severance amount equal to (i) his targeted bonus plus (ii) an additional pro-rata portion of that bonus, with the proration based on the portion of the fiscal year that has elapsed by the date of the closing, assuming he remains employed as of the closing of the Change in Business Direction.

If Mr. Thomas’s employment is terminated (whether by the Company without Cause or by Mr. Thomas as a resignation for Good Reason) within 60 days of a complete liquidation of the Company that does not otherwise constitute a Change in Business Direction, Mr. Thomas will be entitled to a bonus equal to his target bonus multiplied by a Time Factor. The “Time Factor” will be 50% through May 16, 2011 and 100% on or after May 17, 2011.

The compensation and benefits described above may be reduced if a Change in Business Direction or other change in control occurs and any amount is subject to taxation as a parachute, if the result of such reduction would be to leave Mr. Thomas with a greater amount net of such parachute tax than if he received the full compensation.

Andrew L. Graham

In connection with his appointment as Chief Financial Officer in January 2008, the Company and Andrew L. Graham entered into the Graham Employment Agreement. The Graham Employment Agreement provided that, in the event that Mr. Graham’s employment was terminated by the Company other than for Cause, death or Disability or upon his resignation for Good Reason (as such terms are defined in the Graham Employment Agreement), Mr. Graham would be entitled to severance payments and benefits including an amount equal to his yearly base salary ($180,264 in 2010) in exchange for his execution of a release of claims and continuing medical insurance coverage for up to 12 months. In 2008, the Compensation Committee granted Mr. Graham 15,000 shares of restricted stock. These shares would have vested upon the earlier of three years or the occurrence of an Acquisition Event. Because his employment ended without either of these conditions having occurred, these shares were forfeited. In addition, pursuant to the terms of the Incentive Stock Option agreement, Mr. Graham’s outstanding stock options would have immediately vested and become exercisable upon a Change of Control (as defined in the 2007 Stock Incentive Plan). In connection with the termination of Mr. Graham’s employment with the Company, effective January 17, 2011, the Company paid the aggregate amount of $216,020 to him, comprised of the following amounts: (i) $180,264 for 12 months’ base salary, (ii) $23,911 for 60 days’ termination notice, and (iii) $11,845 for earned vacation. None of the enhanced vesting described above was triggered with respect to his equity compensation.

Michael A. Alrutz

In connection with his appointment as General Counsel in January 2008, the Company and Michael A. Alrutz entered into the Alrutz Employment Agreement. The Alrutz Employment Agreement provided that, in the event that Dr. Alrutz’ employment was terminated by the Company other than for Cause, death or Disability or upon his resignation for Good Reason (as such terms are defined in the Alrutz Employment Agreement), Dr. Alrutz would be entitled to severance payments and benefits, including an amount equal to his yearly base salary ($180,264 in 2010) in exchange for his execution of a release of claims. In 2008, the Compensation Committee granted Dr. Alrutz 15,000 shares of restricted stock. These shares would have vested upon the occurrence of an Acquisition Event. Because his employment ended without an Acquisition Event occurring, these shares were forfeited. In addition, pursuant to the terms of the Incentive Stock Option agreement, Dr. Alrutz’ outstanding stock options would have immediately vested and become exercisable upon a Change of Control. In connection with the termination of Dr. Alrutz’ employment with the Company, effective January 17, 2011, the Company paid the aggregate amount of $216,020 to him, comprised of the following amounts: (i) $180,264 for 12 months’ base salary, (ii) $23,911 for 60 days’ termination notice, and (iii) $11,845 for earned vacation. None of the enhanced vesting described above was triggered with respect to his equity compensation.

Director Compensation

We reimburse our directors for all reasonable and necessary travel and other incidental expenses incurred in connection with their attendance at meetings of the Board of Directors. Management directors do not receive additional compensation in connection with their board service or attendance at meetings. Non-management directors receive cash compensation and stock options as follows:

Non-Management Directors’ Annual Retainer	$35,000

Committee Member’s Additional Annual Fees
Audit Committee Chairman	$15,000
Audit Committee Member	$10,000
Compensation Committee Chairman	$10,000
Compensation Committee Member	$5,000
Nomination and Governance Committee Chairman	$5,000
Nomination and Governance Committee Member	$3,000

Meeting Fee for Non-Management Directors
Per meeting fee for face-to-face Board meetings only	$1,500
(No additional committee meeting fees will be paid)

Non-Management Directors’ Stock Options
Director Annual Grant	15,000

Annual stock option awards to non-management directors vest 100% one year from the grant date.

Director Compensation for 2010

The following table sets forth cash compensation and the value of stock options awards granted to our non-management directors for their service in 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Felix J. Baker	33,000	23,400	56,400
Julian C. Baker	30,500	23,400	53,900
Arthur B. Cohen(2)	5,250	—	5,250
Stephen R. Davis	40,000	23,400	63,400
Joseph P. Healey(2)	5,250	—	5,250
Barry D. Quart	34,500	23,400	57,900

(1)	Represents the grant date fair value related to stock options awarded to each director during 2010. The value is calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of these amounts for awards granted in 2010 are included in Note 4 to Trimeris’ financial statements for the year ended December 31, 2010 included in the 2010 Form 10-K. As of December 31, 2010, each non-management director had the following aggregate number of stock options outstanding:

•	Felix J. Baker — 110,000 (of which 95,000 were vested and 15,000 were unvested)

•	Julian C. Baker — 105,000 (of which 90,000 were vested and 15,000 were unvested)

•	Arthur B. Cohen — 0 stock options outstanding

•	Stephen R. Davis — 80,000 (of which 58,333 were vested and 21,667 were unvested)

•	Joseph P. Healey — 0 stock options outstanding

•	Barry D. Quart — 76,250 (of which 54,583 were vested and 21,667 were unvested)

(2)	Messrs. Cohen and Healy did not stand for reelection to our Board of Directors at the Combined 2009 and 2010 Annual Meeting of Stockholders held on April 29, 2010 and ceased serving as directors upon such date. Accordingly, amounts listed for Messrs. Cohen and Healy reflect fees earned or paid in cash to Messrs. Cohen and Healy in connection with their service as non-management directors prior to April 29, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 18, 2011 for each person or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and executive officers, individually and as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Options to purchase shares of common stock that are exercisable within 60 days of April 18, 2011 are considered beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person. The applicable percentage of beneficial ownership is based on 22,399,649 shares of common stock outstanding as of April 18, 2011.

Unless otherwise indicated in the footnotes, the address for each listed stockholder is: c/o Trimeris, Inc., 2530 Meridian Parkway, 2nd Floor, Durham, North Carolina 27713.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
HealthCor Management, L.P.(1)	4,413,657	19.7%
Braden M. Leonard(2)	2,171,093	9.7%
Renaissance Technologies LLC(3)	1,275,000	5.7%

Named Executive Officers and Directors:
Felix J. Baker(4)	3,610,475	16.1%
Julian C. Baker(4)	3,605,475	16.0%
Martin A. Mattingly(5)	537,645	2.3%
Stephen R. Davis(6)	65,000	*
Barry D. Quart(7)	61,250	*
James R. Thomas(8)	6,667	*
Andrew L. Graham	—	—
Michael A. Alrutz	—	—
All executive officers and directors as a group (six persons)	4,371,037	18.8%

*	Less than 1%.
(1)	Information in the table and this footnote is based solely upon information provided to us by HealthCor Management, L.P. (“HealthCor”). HealthCor beneficially owns 4,413,657 shares as investment manager of HealthCor L.P., HealthCor Offshore Master Fund, L.P. and HealthCor Hybrid Offshore Master Fund, L.P. (collectively and together with HealthCor, the “HealthCor Parties”). The HealthCor Parties hold shared voting and dispositive power over these shares. The address of the HealthCor Parties is Carnegie Hall Tower, 152 West 57th Street, 47th Floor, New York, New York 10019.
(2)	Information in the table and this footnote is based solely upon information provided to us by BML Investment Partners, L.P. (“BML”) and information contained in a Schedule 13G/A filed with the SEC on February 11, 2011 by BML and Braden M. Leonard. BML and Mr. Leonard hold shared voting and dispositive power over 2,146,093 shares. Mr. Leonard holds sole voting and dispositive power over an additional 25,000 shares. The address of BML and Mr. Leonard is 65 E Cedar – Suite 2, Zionsville, IN 46077.
(3)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC on February 11, 2011 by Renaissance Technologies LLC (“RTC”), James H. Simons (“Simons”) and Renaissance Technologies Holdings Corporation (“RTHC”). RTC and RTHC each hold sole voting and dispositive power over these shares. Simons beneficially owns no shares because he is no longer deemed to be a control person of RTC. The address of RTC, Simons and RTHC is 800 Third Avenue, New York, New York 10022.
(4)

Information in the table and this footnote is based solely upon information provided to us by Felix J. Baker and Julian C. Baker. Each has shared voting and investment power over 3,515,475 shares indirectly owned through the following limited partnerships: FBB Associates; Baker Tisch Investments, L.P.; Baker Bros. Investments, L.P.; Baker Bros. Investments II, L.P.; 667, L.P.; Baker Biotech Fund II (A), L.P.; Baker Brothers Life Sciences, L.P.; and 14159, L.P. Felix J. Baker and Julian C.

Baker each disclaim beneficial ownership of these shares except to the extent of their respective pecuniary interests therein. Additionally, Felix J. Baker owns 95,000 stock options exercisable within 60 days of April 18, 2011 and Julian C. Baker owns 90,000 stock options exercisable within 60 days of April 18, 2011. The address of each of Felix J. Baker and Julian C. Baker is 667 Madison Avenue, 21st Floor, New York, New York 10065.

(5)	Consists of 23,656 shares held in Dr. Mattingly’s 401(k) plan account and 513,989 stock options exercisable within 60 days of April 18, 2011. Dr. Mattingly holds sole voting power and sole investment power over the shares in his 401(k) plan account.
(6)	Consists of 65,000 stock options exercisable within 60 days of April 18, 2011.
(7)	Consists of 61,250 stock options exercisable within 60 days of April 18, 2011.
(8)	Consists of 6,667 stock options exercisable within 60 days of April 18, 2011.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Stockholders	2,380,470	(1)	$12.48	497,000	(2)
Equity Compensation Plans Not Approved by Stockholders	N/A		N/A	N/A

(1)	This amount includes 2,380,470 shares issuable upon the exercise of outstanding stock options granted pursuant to the Trimeris, Inc. Amended and Restated Stock Incentive Plan.
(2)	This amount includes 474,000 options remaining available as of December 31, 2010 for grant under the Trimeris, Inc. 2007 Stock Incentive Plan, and 23,000 shares issuable under the Trimeris, Inc. 2007 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Person Transactions

It is our policy that all employees, officers and directors must avoid any activity that is, or has the appearance of, conflicting with the interests of the Company. While we do not have a formal policy on related party transactions, we conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the independent and disinterested members of our Board of Directors or an independent and disinterested committee of the Board. There were no related party transactions in 2010 or 2009.

Director Independence

Our Board of Directors has determined that, except for Dr. Mattingly and Mr. Thomas, each individual who served as a member of the Board in 2010 was, and each individual who currently serves as a member of the Board is, an “independent director” within the meaning of Rule 5605 of The NASDAQ Stock Market. Dr. Mattingly and Mr. Thomas are not considered independent because they are employed by the Company. In the opinion of the Board of Directors, however, Felix J. Baker and Julian C. Baker are not “independent” directors as defined in Rule 10A-3 under the Exchange Act for audit committee service.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to the Independent Auditors

Ernst & Young LLP became the Company’s independent auditor on July 14, 2009. The aggregate fees for services rendered by Ernst & Young LLP and KPMG LLP, the Company’s previous independent auditor, for the years ended December 31, 2010 and 2009, are set forth in the following table.

Type of Service	2010	2009
Audit fees	$370,000	$279,000
Audit-related fees	—	—
Tax fees	—	$35,000
All other fees	—	—
Total fees	$370,000	$314,000

Audit fees. Audit fees consist of fees paid for the audits of our financial statements, including the audit of our internal control over financial reporting, consents, and review of our filings with the SEC. In 2010, we paid audit fees to Ernst & Young LLP in the amount of $340,000 and to KPMG LLP in the amount of $30,000. In 2009, we paid audit fees to Ernst & Young LLP in the amount of $215,000 and to KPMG LLP in the amount of $64,000.

Audit-related fees. For the years ended December 31, 2010 and 2009, there were no audit-related fees other than audit fees.

Tax fees. For the year ended December 31, 2010, there were no tax fees. In 2009, we paid tax fees to Ernst & Young LLP in the amount of $35,000 for services related to Section 382 of the Internal Revenue Code. There were no tax-related fees paid to KPMG LLP in 2009.

All other fees. For the years ended December 31, 2010 and 2009, there were no fees paid for any other non-audit services.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Ernst & Young LLP and the estimated fees related to these services. All of the services provided by Ernst & Young LLP and KPMG LLP in 2010 and 2009 were pre-approved in accordance with these policies.

During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees must be deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC.

Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits filed as part of this Form 10-K/A are listed on the Exhibit Index immediately preceding such exhibits and are incorporated by reference. The exhibits listed in the Exhibit Index are filed as exhibits to this Form 10-K/A and are meant to supplement the exhibits listed and/or filed in the 2010 Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trimeris, Inc.
(Registrant)

April 28, 2011	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ MARTIN A. MATTINGLY	Chief Executive Officer and Director	April 28, 2011
Martin A. Mattingly

/s/ JAMES R. THOMAS	Chief Financial Officer, Secretary and Director	April 28, 2011
James R. Thomas

/s/ STEPHEN R. DAVIS	Director	April 28, 2011
Stephen R. Davis

/s/ FELIX J. BAKER	Director	April 28, 2011
Felix J. Baker

/s/ JULIAN C. BAKER	Director	April 28, 2011
Julian C. Baker

/s/ BARRY D. QUART	Director	April 28, 2011
Barry D. Quart

EXHIBIT INDEX

(a) Exhibits

31.3	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer

31.4	Rule 13a-14(a) Certification by James R. Thomas as Chief Financial Officer