Form 10-Q
period 2011-03-31
TRIMERIS INC
filed 2011-05-13
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2011 was 22,399,649.

TRIMERIS, INC.

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value) (unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$47,313	$45,164
Accounts receivable	46	—
Accounts receivable—Roche	819	2,458
Taxes receivable	1,242	1,214
Deferred tax asset	160	160
Prepaid expenses	95	124

Total current assets	49,675	49,120

Other assets:
Patent costs, net	1,872	2,201
Advanced payment—Roche	5,291	5,468
Deposits and other assets	165	170
Deferred tax asset	320	320

Total other assets	7,648	8,159

Total assets	$57,323	$57,279

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued compensation—short-term	170	473
Deferred revenue—Roche	265	265
Accrued expenses	470	263

Total current liabilities	905	1,001

Deferred revenue—Roche	707	774
Accrued compensation—long-term	94	128

Total liabilities	1,706	1,903

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, and 22,393 and 22,320 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	22	22
Additional paid-in capital	358,890	358,582
Accumulated deficit	(303,469)	(303,402)
Accumulated other comprehensive income	174	174

Total stockholders’ equity	55,617	55,376

Total liabilities and stockholders’ equity	$57,323	$57,279

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Milestone revenue	$66	$66
Royalty revenue	262	1,905
Collaboration income	1,271	1,161

Total revenue and collaboration income	1,599	3,132

Operating expenses:
General and administrative	1,711	1,432

Total operating expenses	1,711	1,432

Operating (loss) income	(112)	1,700

Other income (expense):
Interest income	5	14
Interest expense	—	(65)

Total other income (expense)	5	(51)

(Loss) income before taxes	(107)	1,649
Income tax (benefit) provision	(40)	661

Net (loss) income	$(67)	$988

Basic net (loss) income per share	$(0.00)	$0.04

Diluted net (loss) income per share	$(0.00)	$0.04

Weighted average shares used in basic per share computations	22,327	22,320

Weighted average shares used in diluted per share computations	22,327	22,323

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(67)	$988
Adjustments to reconcile net (loss) income to net cash provided by (used in) provided by operating activities:
Patent costs expensed and amortized	451	108
Amortization of deferred revenue—Roche	(66)	(66)
Stock compensation expense	158	265
Accrued marketing costs	—	65
Changes in operating assets and liabilities:
Accounts receivable—Roche	1,639	70
Other receivables	(46)	—
Prepaid expenses	29	(115)
Advanced payment—Roche	177	248
Accounts payable	—	219
Taxes payable	(28)	(2,356)
Accrued compensation	(336)	111
Accrued expenses	205	(29)

Net cash provided by (used in) operating activities	2,116	(492)

Cash flows from investing activities:
Maturities of investment securities available-for-sale	—	1,019
Patent costs	(117)	(295)

Net cash (used in) provided by investing activities	(117)	724

Cash flows from financing activities:
Proceeds from exercise of stock options	150	—

Net cash provided by (used in) financing activities	150	—

Net increase in cash and cash equivalents	2,149	232
Cash and cash equivalents, beginning of period	45,164	47,420

Cash and cash equivalents, end of period	$47,313	$47,652

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (“Trimeris,” “we,” “our,” “us” or the “Company”) is a biopharmaceutical company that pioneered the development of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), Trimeris’ first and only commercial product, FUZEON (whose generic name is enfuvirtide, originally known as T-20) and Trimeris’ development-stage compound, TRI-1144, offer a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

The Development and License Agreement with Roche accounted for 100% of the Company’s royalty revenue for the three months ended March 31, 2011 and March 31, 2010. The Development and License Agreement also provides substantially all of the Company’s collaboration and milestone revenue. Substantially all of the accounts receivable at March 31, 2011 and December 31, 2010 are comprised of receivables from Roche under the Development and License Agreement.

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011.

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. [The Company’s Critical Accounting Policies discussed in this Quarterly Report on Form 10-Q are updates from the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2011].

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”), Topic 260, “Earnings Per Share,” basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and restricted stock. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). The following table sets forth the computation of basic and diluted net income per share for the three and three months ended March 31, 2011 and March 31, 2010 (in thousands, except per share amounts):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Numerator:
Net (loss) income	$(67)	$988

Denominator:
Weighted average common shares	22,327	22,320

Denominator for basic calculation	22,327	22,320
Restricted stock and restricted stock units	—	3

Denominator for diluted calculation	22,327	22,323

Net (loss) income per share:
Basic	$(0.00)	$0.04

Diluted	$(0.00)	$0.04

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended March 31, 2011 and March 31, 2010, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 1.7 million and 2.3 million, respectively.

At March 31, 2011, there were options to purchase 2,200,000 shares of common stock outstanding. At March 31, 2010, there were options to purchase 2,300,000 shares of common stock and 30,000 shares of restricted stock outstanding.

3. ROCHE COLLABORATION

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

Collaboration Income

Product sales of FUZEON began in the United States on March 27, 2003 and are recorded by Roche. Under the Development and License Agreement, the Company shares profits from the sale of FUZEON in the United States and Canada equally with Roche, which, following certain adjustments, is reported as collaboration income or loss in the statement of operations as a component of revenue. Collaboration income or loss is calculated as follows: Total gross sales of FUZEON in the United States and Canada are reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing, and other expenses related to the sale of FUZEON resulting in operating income or loss. The Company’s share of the operating income or loss is then adjusted for certain expenses attributable only to Trimeris and reported as collaboration income as a component of revenue. Revenue is recognized when Roche ships the product and title and risk of loss passes to wholesalers.

Total net sales of FUZEON in the United States and Canada were $6.7 million and $7.2 million during the three months ended March 31, 2011 and March 31, 2010, respectively. During the three months ended March 31, 2011 and March 31, 2010, the gross profit from the sale of FUZEON exceeded the sales, marketing and other expenses resulting in the Company’s share of operating profit from the sale of FUZEON in the United States of $1.3 million and $1.2 million, respectively.

A major determinant of collaboration income, and the Company’s resulting profits, is the cost of goods sold for FUZEON. In April 2009, the Company notified Roche of its objection to the manner in which costs of goods sold for FUZEON were being calculated and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. The negotiations have been ongoing since 2009. Accordingly, the Company cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussions are ongoing, the Company cannot be certain when a final resolution will be reached. Depending upon the resolution of the Company’s negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute or for future periods, and profit rates and, as disclosed below, royalty rates may be affected accordingly. While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

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

Capitalization of Patent Costs

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, either 17 years from the date the patent is granted or 20 years from the initial filing of the patent, depending on the patent. These costs are primarily legal fees and filing fees related to the prosecution of patent filings. We perform a continuous evaluation of the carrying value and remaining amortization periods of these costs. In the event expected future benefits to be derived from any patents are less than their carrying value, the related costs are expensed at that time. During the first quarter of 2011, approximately $337,000 of patent costs were written off.

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

Advanced Payment—Roche

In 2005, the Company entered into a Letter of Amendment (the “Manufacturing Amendment”) with Roche, which amended the Development and License Agreement and set forth certain rights and responsibilities that the parties previously agreed to with respect to the manufacture and sale of FUZEON. The Company was to pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period, ending in 2009. As a result, Roche no longer includes the depreciation related to the manufacturing facility in cost of goods sold. As of December 31, 2009, the Company has paid the total $12.1 million contribution and no further capital improvement payments are due or expected to become due.

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

Under the Manufacturing Amendment, if the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON, are used to produce other products for Roche, a credit to the collaboration will result. The Company’s share of this credit was approximately $1.9 million through the year ended December 31, 2008. No credits were received during the years ended December 31, 2009 and 2010 or the quarter-ended March 31, 2011. These credits have been recorded on the Company’s balance sheets as a reduction to the “Advanced payment – Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and will be recognized when the related FUZEON produced during these periods is sold. The Company is currently in discussions with Roche related to the calculation of cost of goods sold for FUZEON for the period from 2008 through the present. The manner in which FUZEON manufacturing costs are accounted for and allocated among the parties, and accordingly the calculation of any advanced payments to Roche, is subject to change with the results of this negotiation.

Royalty Revenue

The Company receives royalties from Roche on sales of FUZEON in countries outside of the United States and Canada. Roche is responsible for all activities related to FUZEON outside of the United States and Canada, including regulatory, manufacturing, sales and distribution. These royalties are recognized as revenue when the sales are made by Roche. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, and the Company receives a royalty on the adjusted net sales amount. The royalty rate reported by the Company in its quarterly reports for periods ending on or before June 30, 2010 was 12%. As discussed below, royalties reported by the Company for subsequent periods are based upon a royalty rate of 6%, the rate imposed by Roche.

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

The Company has notified Roche of its objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of the parties’ ongoing discussion related to the calculation of cost of goods sold, however royalty revenue for 2011 is being recorded at the 6% rate. While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

Roche’s imposition of this reduced royalty rate will result in significant reductions in expected royalty revenues for so long as the reduced royalty rate is in effect. Royalty revenues of $262,000 and $1.9 million were recognized during the three months ended March 31, 2011 and March 31, 2010, respectively.

Development Expenses

Under the Development and License Agreement, the Company and Roche share development costs for FUZEON equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently, only Roche incurs development costs for FUZEON. Quarterly, the companies reconcile the amounts expended and Trimeris pays Roche on a 50/50 basis. Roche holds the Investigational New Drug and the New Drug Application for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Pursuant to FASB ASC Topic 808 “Collaborative Arrangements” (“ASC 808”), all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. The Company expects Roche’s development costs to continue to decline because substantially all activities have been completed.

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

The table below presents the Company’s OCI for the three months ended March 31, 2011 and March 31, 2010:

(in thousands)	Three Months Ended March 31,
	2011	2010
Net (loss) income	$(67)	$988
Unrealized loss on securities available-for-sale	—	(1)

Other comprehensive (loss) income (OCI)	$(67)	$987

5. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer . These investments are generally not collateralized and typically mature within one to two years. The Company did not have any available-for-sale securities for the three months ended March 31, 2011.

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

The following tables set forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under ASC 820 as of March 31, 2011 and March 31, 2010:

March 31, 2011

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- observable Inputs (Level 3)
Money market funds	$47,313	$47,313	$—	$—

Total	$47,313	$47,313	$—	$—

March 31, 2010

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un- observable Inputs (Level 3)
Money market funds	$47,652	$47,652	$—	$—

Total	$47,652	$47,652	$—	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

6. INCOME TAXES

The Company recognized income tax benefit of $40,000 and income tax expense of $661,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. For 2011, based on current estimates, the effective annual blended tax rate will be approximately 37.25%.

At December 31, 2010, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $302.2 million, which expire in varying amounts between 2018 and 2025. The Company has determined that an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended ( “IRC”) occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.3 million of NOL carryforwards will be available for utilization prior to 2025.

As of March 31, 2011, the Company recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of the Company’s NOL carryforwards. In the future, the Company may reduce the valuation allowance over its NOL carryforwards and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent NOL carryforwards and tax credit carryovers which the Company generated prior to achieving profitability.

7. COMMITMENTS AND CONTINGENCIES

Under the Development and License Agreement, Trimeris shares equally with Roche the future development expenses for FUZEON for the United States and Canada. The Company expects Roche’s development costs to continue to decline because substantially all activities have been completed.

On September 23, 2010, the Company and Roche entered into a settlement agreement (the “Settlement Agreement”) with Novartis Vaccines and Diagnostics, Inc. (“Novartis”) resolving certain litigation alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”) related to the manufacture, sale and offer for sale of FUZEON.

Under the terms of the Settlement Agreement, the collaboration between Roche and the Company will continue to sell FUZEON under a license from Novartis to the ‘271 Patent. In exchange for the grant of this license, Roche and the Company agreed to pay royalties to Novartis on net sales of FUZEON of 1.5% on sales occurring in the United States and Canada in a calendar year, and 1% on sales outside of the United States and Canada in a calendar year. The royalty rate increases to 3% in the United States and Canada and 1.5% in the rest of the world on any portion of FUZEON sales in excess of $50,000,000 in the relevant region in a calendar year. Roche and the Company will share responsibility for payment of these royalties equally. The Company’s share of the payments to Novartis for the three months ended March 31, 2011 was approximately $76,500.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. Such statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011. Many of these factors are beyond our control, and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q. Please read Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Quarterly Report on Form 10-Q.

Executive Summary

Trimeris pioneered the development of a class of antiviral drug treatments called fusion inhibitors. By inhibiting the fusion process of particular types of viruses, like the HIV, our first and only commercial product, FUZEON (whose generic name is enfuvirtide, originally known as T-20, offers a novel mechanism of action to treat and potentially prevent the transmission of HIV.

Trimeris has a worldwide Development and License Agreement with Roche to develop and market FUZEON. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. The Company shares gross profits equally from the sale of FUZEON in the United States and Canada with Roche, and receives a royalty based on net sales of FUZEON outside the United States and Canada.

For the first quarter of 2011, the Company recorded a net loss of $(67,000), or $(0.00) per share, compared to net income of $988,000 or $0.04 per share, in the first quarter of 2010. This result was primarily driven by (1) a decrease in global net sales of FUZEON in addition to a reduction in the royalty rate for net sales of FUZEON outside the United States and Canada from 12% to 6%, and patent cost write-offs; offset, in part, by (2) a reduction in sales and marketing expenses in our collaboration with Roche and a reduction in the Company’s income tax expense.

Outlook for 2011

Our main focus during 2011 has been, and will continue to be, primarily in the following areas:

•	Strategic Alternatives – We will continue to evaluate all strategic alternatives available to the Company to enhance stockholder value.

•	Profitability – We will focus our efforts on maintaining profitability based on our expectation of moderately declining FUZEON sales.

•

Cost of Goods Sold and Royalty Rate – We will seek final resolution to our cost of goods sold and royalty rate dispute with Roche. The negotiations have been ongoing since 2009. Depending upon the resolution of our negotiations with Roche, cost of goods sold and royalties may increase or decrease in future periods.

•

Competition – We believe that weekly prescription trends for FUZEON will decline moderately in 2011 as compared to 2010. Future FUZEON prescription trends will depend on the further refinement of the optimal regimen for treatment experienced patients and the role of FUZEON in these regimens.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Revenues

Currently, our only significant source of revenue is from the sale of FUZEON. The table below presents our revenue sources for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2011	2010
Milestone revenue	$66	$66	$—
Royalty revenue	262	1,905	(1,643)
Collaboration income	1,271	1,161	110

Total revenue and collaboration income	$1,599	$3,132	$(1,533)

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche.

The table below presents certain achieved milestones from Roche as of March 31, 2011. We are recognizing the milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents.

(in thousands)	Milestone Total	Date Achieved	Total Revenue Recognized Through March 31, 2011	Revenue Recognized for the Three Months Ended March 31, 2011	End of Recognition Period
	$2,500	June 2003	$1,769	$50	November 2014
	750	June 2004	508	16	November 2014

Total	$3,250		$2,277	$66

Royalty Revenue: Royalty revenue represents the royalty payment earned from Roche based on total net sales of FUZEON outside the United States and Canada. To calculate the royalty revenue, an 8% distribution charge is deducted from Roche’s reported net sales, and the Company receives a royalty on the adjusted net sales amount. The royalty rate reported by the Company in its quarterly reports for periods ending on or before June 30, 2010 was 12%. As discussed above, in October 2010, Roche reduced the royalty paid to Trimeris on sales outside the United States and Canada from 12% to 6% with application retroactive to January 1, 2010 and royalties reported by the Company are based upon such reduced rate.

Royalty revenue decreased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 as a result of (1) a decrease in net sales of FUZEON outside the United States and Canada and (2) the reduction in the royalty rate. Net sales of FUZEON outside the United States and Canada for the first quarter of 2011 were $5.2 million, down 70% from $17.3 million in the first quarter of 2010. A significant portion of this decline in net sales resulted from the variability in quarterly buying patterns of the governments of Brazil, Mexico and Romania which either did not purchase during the quarter (Brazil) or purchased in significantly reduced quantities during the quarter (Mexico and Romania).

Collaboration Income: The table below presents our collaboration income (United States and Canada) for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Under the Development and License Agreement, we share profits from the sale of FUZEON in the United States and Canada equally with Roche, which, following certain adjustments, is reported as collaboration income or loss in the statements of operations as a component of revenue. Collaboration income or loss is calculated as follows: Total gross sales of FUZEON in the United States and Canada is reduced by any discounts, returns or rebates resulting in total net sales. Net sales are reduced by costs of goods sold resulting in gross profit. Gross profit is reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. Our share of the operating income or loss is then adjusted for certain expenses attributable only to Trimeris and reported as collaboration income as a component of revenue. The sharing of expenses is according to contractual arrangements and is not equal in all cases. FUZEON was launched commercially on March 27, 2003.

Collaboration income increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of (1) lower selling and marketing expenses, (2) variability in rebates and discounts offset, in part, by payments under the Settlement Agreement with Novartis, which reduced collaboration income by $50,500 and a decrease in net sales of FUZEON in the United States and Canada. Net sales of FUZEON in the United States and Canada for the first quarter of 2011 were $6.7 million, down 7% from $7.2 million in the first quarter of 2010.

(dollars in thousands)	Three Months Ended March 31,		$ Change
	2011	2010
Gross FUZEON sales by Roche	$9,062	$10,870	$(1,808)
Less sales adjustments	(2,340)	(3,676)	1,336
Sales adjustments as a % of Gross Sales	26%	34%	—

Net sales	6,722	7,194	(472)
Cost of goods sold	(2,926)	(3,350)	424
Cost of goods sold as a % of Net Sales	44%	47%	—

Gross profit	3,796	3,844	(48)
Gross profit as a % of Net Sales	56%	53%	—
Selling and marketing expenses	(843)	(1,151)	308
Roche development expenses	—	(57)	57
Novartis royalty payment	(101)*	—	(101)
Other costs	(264)	(207)	(57)

Total shared profit	2,588	2,429	159
Trimeris share	1,294	1,214	80
Costs exclusive to Trimeris	(23)	(53)	30

Collaboration income	$1,271	$1,161	$110

*	Pursuant to the terms of the Settlement Agreement with Novartis, Trimeris is responsible for 50% of this amount.

Gross FUZEON sales by Roche: Revenue is recognized when Roche ships the product and title and risk of loss passes to wholesalers.

The table below presents the approximate number of kits shipped to wholesalers in the United States and Canada during 2011 and 2010.

Kits Shipped	2011	2010
Q1	3,500	4,200
Q2	—	4,100
Q3	—	4,000
Q4	—	3,800

Total	3,500	16,100

FUZEON sales have been significantly impacted by the market introduction of three new oral HIV agents in 2007 and 2008. As these orally available agents have achieved more widespread use, we have seen a significant drop in FUZEON sales. It is our view that the long-term effect of novel drug regimens based on new market entrants will be influenced by the clinical success or failure of non-FUZEON containing treatment regimens prescribed for treatment-experienced patients. We believe that the number of kits shipped and the resulting sales levels will continue to decline moderately in 2011 as compared to 2010.

Cost of Goods Sold: In April 2009, we notified Roche of our objection to the manner in which costs of goods sold for FUZEON were being calculated and entered into negotiations with Roche related to excess capacity charges and cost of goods sold variances for 2008 and overall cost of goods sold for 2009 and 2010. The negotiations have been ongoing since 2009. Accordingly, we cannot accurately determine if cost of goods sold as a percentage of net sales will increase, decrease or remain the same in the future. Although active discussion are ongoing, we cannot be certain when a final resolution will be reached. Depending upon the resolution of the Company’s negotiations with Roche, cost of goods sold may increase or decrease for the periods in dispute or for future periods.

Selling and Marketing Expenses: Selling and marketing expenses for the three months ended March 31, 2011 were lower than those for the three months ended March 31, 2010 as Roche has reduced its selling and marketing efforts. As of June 30, 2010, Roche no longer fields a sales force marketing FUZEON. As a result, we believe that our overall selling and marketing expense in 2011 will be lower than 2010.

Development Expenses: Under the Development and License Agreement, the Company and Roche share development costs for FUZEON equally. Development typically includes certain clinical and pre-clinical studies performed on a clinical candidate compound, as well as post-marketing commitments related to approved drugs. Currently only Roche incurs development costs for FUZEON. Quarterly, the parties reconcile the amounts expended and Trimeris pays Roche on a 50/50 basis. Roche holds the Investigational New Drug and the New Drug Application for FUZEON and is responsible for all regulatory issues, maintenance activities and communications with the FDA. Pursuant to FASB ASC Topic 808 “Collaborative Arrangements” (“ASC 808”), all development expenses generated at Roche related to FUZEON are included in the Company’s collaboration income. We expect Roche’s development costs to continue to decline because substantially all activities have been completed.

Novartis royalty payment: As discussed above, pursuant to the terms of the Settlement Agreement, the Company made payments to Novartis for the Company’s share of royalties for the three months ended March 31, 2011, in the amount of approximately $76,500.

Other Costs: Other costs for the three months ended March 31, 2011 and March 31, 2010 include general and administrative costs and distribution charges. The Company is responsible for 50% of these costs under the Development and License Agreement.

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

Costs exclusive to the Company: Costs exclusive to the Company include license fees, based on net sales of FUZEON, paid to New York Blood Center for the use of certain technology pursuant to a license agreement. Costs exclusive to Trimeris for the three months ended March 31, 2011 were lower than for the three months ended March 31, 2010 as a result of a reduction in the Company’s license fees royalty rates obligations as a result of the Novartis settlement.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2011	2010
Total general and administrative expenses	$1,711	$1,432	$279

Total general and administrative expenses increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 reflecting a non-recurring increase in legal fees and patent write-offs.

Other Income (Expense): The table below presents our other income (expense) for the three months ended March 31, 2011 and March 31, 2010.

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2011	2010
Interest income	$5	$14	$(9)
Interest expense	—	(65)	65

Total other income (expense), net	$5	$(51)	$56

Other income (expense) consists of interest income, loss on investments and interest expense. Interest income decreased for the three months ended March 31, 2011 primarily due to lower interest rates within the Company’s investment portfolios. Interest income for 2011 will depend on several factors—primarily our average cash balance and the interest rate environment.

Income Tax Provision

We recognized an income tax benefit of $40,000 for the three months ended March 31, 2011 and an income tax expense of $661,000 for the three months ended March 31, 2010. For 2011, based on current estimates, the effective annual blended tax rate will be approximately 37.25%.

At December 31, 2010, the Company had NOL carryforwards for federal tax purposes of approximately $302.2 million, which expire in varying amounts between 2018 and 2025. We have determined that an ownership change as defined under IRC Section 382 occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.3 million of NOL carryforwards will be available for utilization prior to 2025.

As of March 31, 2011, we have recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of our NOL carryforwards. In the future, we may reduce the valuation allowance over our NOL carryforwards and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. At the end of the first quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent NOL carryforwards and tax credit carryovers which we generated prior to achieving profitability.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

(in thousands)	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in) operating activities	$2,116	$(492)
Net cash (used in) provided by investing activities	(117)	724
Net cash provided by (used in) financing activities	150	—

Net increase in cash and cash equivalents	2,149	232
Cash and cash equivalents, beginning of period	45,164	47,420

Cash and cash equivalents, end of period	$47,313	$47,652

Operating Activities. Since 2003, we have financed our operations primarily through payments received from Roche under the Development and License Agreement. For the three months ended March 31, 2011, cash provided by operating activities increased primarily as a result;

•	payments received in 2011 from Roche for FUZEON sales; and

•	cash used in operating activities in 2010 was driven by $2.4 million in tax payments resulting from the Arigene transaction.

During the remainder of 2011, cash provided by operating activities will depend on several factors, primarily the results of negotiations with Roche related to cost of goods sold and Roche’s calculation of the rest-of-world FUZEON royalty rate, and the sales, cost of sales and commercialization expenses and post-marketing commitments related to the sale of FUZEON (profitability of the collaboration with Roche).

Investing Activities. Cash used in investing activities for the three months ended March 31, 2011 and March 31, 2010 relates to patent costs. We do not expect to purchase any property and equipment during 2011.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2011 and March 31, 2010 relates to stock option exercises.

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of March 31, 2011, we had $47.3 million in cash and cash equivalents and investment securities available-for-sale, compared to $45.2 million as of December 31, 2010.

Future Capital Requirements. We have expended, and expect to continue to expend in the future, substantial funds in the following areas:

•	general operating expense associated with a publicly-traded company; and

•	expenses related to the ongoing discussions with Roche related to cost of goods sold for FUZEON.

Based on expected sales levels of FUZEON, expenses related to the sale of FUZEON, the costs involved in preparing, filing, processing, maintaining, protecting and enforcing patent claims and other intellectual property rights, we expect that our existing capital resources, together with the interest earned thereon, will be adequate to fund our operating expenses for the foreseeable future.

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

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term. During the three months ended March 31, 2011 and March 31, 2010, we expended approximately $23,000 and $53,000, respectively, related to this obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company has notified Roche of its objection to the timing and application of the royalty reduction clause, both under the terms of the contract and in light of its ongoing discussion related to the calculation of cost of goods sold., however royalty revenue for 2011 was recorded based on the rate based on the reduction clause (6%). While the Company is considering all available options for resolution of this issue, it currently intends to continue working with Roche to reach agreement on the appropriate cost of goods sold for FUZEON.

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

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. The Company did not have any available-for-sale securities for the three months ended March 31, 2011 as all of our cash was invested in money market funds.

In accordance with our investment policy, we limit the amount of our credit exposure with any one issuer and the investments are generally not collateralized.

Item 4.	Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihoods of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation of the disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011.

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

Trimeris, Inc.
(Registrant)

May 13, 2011	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

May 13, 2011	By:	/s/ JAMES R. THOMAS
James R. Thomas
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by James R. Thomas as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by James R. Thomas as Chief Financial Officer.