Form 10-Q
period 2011-06-30
TRIMERIS INC
filed 2011-08-12
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of August 5, 2011 was 22,399,649.

TRIMERIS, INC.

FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIMERIS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$52,382	$45,164
Accounts receivable—Roche	1,964	2,458
Taxes receivable	1,036	1,214
Deferred tax asset	160	160
Prepaid expenses	155	124

Total current assets	55,697	49,120

Other assets:
Patent costs, net	1,823	2,201
Advanced payment—Roche	—	5,468
Deposits and other assets	158	170
Deferred tax asset	320	320

Total other assets	2,301	8,159

Total assets	$57,998	$57,279

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued compensation—short-term	294	473
Deferred revenue—Roche	—	265
Accrued expenses	1,143	263

Total current liabilities	1,437	1,001
Deferred revenue—Roche	—	774
Accrued compensation-long-term	94	128

Total liabilities	1,531	1,903

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, and 22,399 and 22,320 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	22	22
Additional paid-in capital	359,067	358,582
Accumulated deficit	(302,796)	(303,402)
Accumulated other comprehensive income	174	174

Total stockholders’ equity	56,467	55,376

Total liabilities and stockholders’ equity	$57,998	$57,279

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Milestone revenue	$973	$66	$1,039	$132
Collaboration income and royalty revenue	2,473	3,195	4,006	6,261

Total revenue	3,446	3,261	5,045	6,393

Operating expenses:
General and administrative	2,633	1,135	4,344	2,567

Total operating expenses	2,633	1,135	4,344	2,567

Operating income	813	2,126	701	3,826

Other income (expense):
Interest income	—	19	5	33
Interest expense	—	(65)	—	(130)

Total other income (expense)	—	(46)	5	(97)

Income before taxes	813	2,080	706	3,729
Income tax provision	140	735	100	1,396

Net income	$673	$1,345	$606	$2,333

Basic net income per share	$0.03	$0.06	$0.03	$0.10

Diluted net income per share	$0.03	$0.06	$0.03	$0.10

Weighted average shares used in basic per share computations	22,399	22,320	22,363	22,320

Weighted average shares used in diluted per share computations	22,399	22,326	22,363	22,327

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$606	$2,333
Adjustments to reconcile net income to net cash provided by (used in) provided by operating activities:
Patent costs expensed and amortized	536	227
Amortization of deferred revenue—Roche	(1,039)	(132)
Stock compensation expense	320	514
Accrued marketing costs	—	130
Changes in operating assets and liabilities:
Accounts receivable—Roche	494	(77)
Prepaid expenses	(31)	(85)
Advanced payment—Roche	5,468	492
Accounts payable	—	102
Taxes payable	178	(2,379)
Accrued compensation	(213)	225
Accrued expenses	880	(2,368)

Net cash provided by (used in) operating activities	7,199	(1,018)

Cash flows from investing activities:
Maturities of investment securities available-for-sale	—	1,019
Patent costs	(146)	(541)

Net cash (used in) provided by investing activities	(146)	478

Cash flows from financing activities:
Proceeds from exercise of stock options	165	—

Net cash provided by financing activities	165	—

Net increase in cash and cash equivalents	7,218	(540)
Cash and cash equivalents, beginning of period	45,164	47,420

Cash and cash equivalents, end of period	$52,382	$46,880

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

Trimeris, Inc. (“Trimeris,” “we,” “our,” “us” or the “Company”) is a biopharmaceutical company that pioneered the development of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), Trimeris’ first and only commercial product, FUZEON (whose generic name is enfuvirtide, originally known as T-20), offers a novel mechanism of action to treat and potentially prevent the transmission of HIV.

On May 25, 2011, Trimeris and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) entered into the Roche License Agreement, effective as of January 1, 2011 (the “Roche License Agreement”), pursuant to which Roche has an exclusive license to manufacture and sell FUZEON worldwide and Trimeris receives royalty payments equal to 16% of worldwide net sales of FUZEON (as defined in the Roche License Agreement) occurring from and after January 1, 2011. The Roche License Agreement superseded and replaced the prior Development and License Agreement, dated July 1, 1999, between Trimeris and Roche, as amended, regarding the development and marketing of FUZEON and certain other compounds (the “Prior Development and License Agreement”), and the prior Research Agreement, dated January 1, 2000, between Trimeris and Roche, as amended, regarding the discovery, development, and commercialization of certain additional fusion inhibitor peptides (the “Prior Research Agreement” and together with the Prior Development and License Agreement, the “Prior Roche Agreements”).

The financial results reported in this Quarterly Report on Form 10-Q reflect the Company’s new royalty arrangement with Roche under the Roche License Agreement for the quarter ended June 30, 2011. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the quarters and six month periods ended June 30, 2011 and June 30, 2010 are not directly comparable. The Roche License Agreement will have no effect on the previously reported financial statements for the quarter ended March 31, 2011.

Under the Prior Development and License Agreement, Roche had an exclusive license to manufacture and sell FUZEON worldwide, and Trimeris and Roche shared profits equally from the sale of FUZEON in the U.S. and Canada and Trimeris received royalties from Roche on net sales of FUZEON outside of the U.S. and Canada. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

The Roche License Agreement accounted for 100% of the Company’s revenue for the six months ended June 30, 2011. The Prior Development and License Agreement provided substantially all of the Company’s revenue for the six months ended June 30, 2010. Substantially all of our accounts receivable at June 30, 2011 and December 31, 2010 are comprised of receivables from Roche. See Note 3 “Roche Collaboration” below.

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011.

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

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”), Topic 260, “Earnings Per Share,” basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and restricted stock. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by FASB ASC Topic 718, “Compensation-Stock Compensation”. The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2011 and June 30, 2010 (in thousands, except per share amounts):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Numerator:
Net income	$673	$1,345	$606	$2,333
Denominator:
Weighted average common shares	22,399	22,320	22,363	22,320

Denominator for basic calculation	22,399	22,320	22,363	22,320
Restricted stock and restricted stock units	—	6	—	7

Denominator for diluted calculation	22,399	22,326	22,363	22,327

Net income per share:
Basic	$0.03	$0.06	$0.03	$0.10

Diluted	$0.03	$0.06	$0.03	$0.10

The calculation of diluted net income per share excludes all anti-dilutive shares. For the six months ended June 30, 2011 and June 30, 2010, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 1,400,000 shares and 1,800,000 shares, respectively.

At June 30, 2011, there were options to purchase 1,884,000 shares of common stock outstanding. At June 30, 2010, there were options to purchase 2,100,000 shares of common stock and 30,000 shares of restricted stock outstanding.

3. ROCHE COLLABORATION

Historical Relationship

Trimeris’ only significant source of revenue is from sales of FUZEON. Since 1999, Trimeris and Roche operated under the Prior Roche Agreements to develop and commercialize FUZEON and certain other compounds. The Prior Roche Agreements were amended several times, most recently, in March 2007, to limit the Prior Roche Agreements to the development and commercialization of FUZEON.

Under the Prior Roche Agreements, Roche had an exclusive license to manufacture and sell FUZEON worldwide, and Trimeris and Roche shared profits equally from the sale of FUZEON in the U.S. and Canada and Trimeris received royalties from Roche on net sales of FUZEON outside of the U.S. and Canada.

The Roche License Agreement

On May 25, 2011, Trimeris entered into the Roche License Agreement with Roche, pursuant to which Roche has an exclusive license to manufacture and sell FUZEON worldwide and Trimeris receives royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. The Roche License Agreement superseded and replaced the Prior Roche Agreements. Under the Roche License Agreement, Roche may deduct from its royalty payments to Trimeris 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis Vaccines and Diagnostics, Inc. (“Novartis”) under the settlement agreement entered into among Trimeris, Roche and Novartis discussed below in Note 6 “Commitments and Contingencies.” To calculate the royalty revenue paid to Trimeris, a 5.5% distribution charge is deducted from Roche’s reported net sales, and Trimeris receives a 16% royalty on the adjusted net sales amount. Additionally, Trimeris and Roche each released and discharged the other from any and all claims and disputes relating to the Prior Roche Agreements, including the previously disclosed dispute regarding cost of goods sold, and Roche paid Trimeris $4.9 million in settlement of all such claims and disputes. The Company recorded certain adjustments relating to the accounting impact of the settlement of the prior disputes and write-off of our advance payments asset. These adjustments resulted in a net gain of $1.5 million for the six months ended June 30, 2011 and is reflected in “collaboration income and royalty revenue.”

Roche may terminate the Roche License Agreement as a whole or for a particular country or countries in its sole discretion with advance notice. The Roche License Agreement will effectively terminate upon expiration of the last relevant patent covering FUZEON, which is expected to occur in 2021.

FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received. Roche has control over all aspects of the commercialization of FUZEON, including, but not limited to, pricing, sales force activities and promotional activities.

Collaboration Income and Royalty Revenue

Under the Prior Development and License Agreement, Trimeris shared profits from the sale of FUZEON in the U.S. and Canada equally with Roche, which, following certain adjustments, has been reported as collaboration income or loss in Trimeris’ statements of operations as a component of revenue for periods ending before June 30, 2011. Collaboration income or loss was calculated as follows: Total gross sales of FUZEON in the U.S. and Canada were reduced by any discounts, returns or rebates resulting in total net sales. Net sales were reduced by cost of goods sold resulting in gross profit. Gross profit was reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. Trimeris’ share of the operating income or loss was then adjusted for certain expenses attributable only to Trimeris and reported as collaboration income as a component of revenue. The sharing of expenses was according to contractual arrangements and was not equal in all cases. Revenue was recognized when Roche shipped the product and title and risk of loss passed to wholesalers. Under the Roche License Agreement, Trimeris receives only royalty revenue based upon FUZEON sales and will no longer receive collaboration income or loss.

Under the Prior Development and License Agreement, Trimeris also received royalties on sales of FUZEON in countries outside of the U.S. and Canada. Roche was responsible for all activities related to FUZEON outside of the U.S. and Canada, including regulatory, manufacturing, sales and distribution. Royalty revenue represented the royalty payment earned from Roche based on total net sales of FUZEON outside the U.S. and Canada. To calculate the royalty revenue, an 8% distribution charge was deducted from Roche’s reported net sales, and Trimeris received a royalty on the adjusted net sales amount. The royalty rate reported by Trimeris in its quarterly reports for periods ending on or before June 30, 2010 was 12%. In October 2010, Roche reduced the royalty paid to Trimeris on sales outside the U.S. and Canada from 12% to 6% with application retroactive to January 1, 2010 and royalties reported by Trimeris prior to the quarter ended June 30, 2011 are based upon such reduced rate.

In accordance with the Roche License Agreement, effective January 1, 2011, the royalty rate is 16% for all worldwide net sales of FUZEON and the distribution charge is 5.5%. The financial results reported in periods prior to the quarter ended June 30, 2011 reflect the Company’s prior royalty arrangement with Roche under the Prior Development and License Agreement. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the quarters and six month periods ended June 30, 2011 and June 30, 2010 are not directly comparable. The Roche License Agreement will have no effect on the previously reported financial statements for the quarter ended March 31, 2011.

Total net sales of FUZEON in the U.S. and Canada were $12.4 million and $15.2 million during the six months ended June 30, 2011 and June 30, 2010, respectively. Total net sales of FUZEON outside the U.S. and Canada were $13.2 million and $31.9 million during the six months ended June 30, 2011 and June 30, 2010, respectively.

Under both the Roche License Agreement and the Prior Development and License Agreement, Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Roche is and was manufacturing bulk quantities of FUZEON drug substance in its Boulder, Colorado facility and is producing finished drug product from bulk drug substance at other Roche facilities. The finished drug product is then shipped to another Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON.

Under both the Roche License Agreement and the Prior Development and License Agreement, Trimeris does not and did not have the ability or right to co-market FUZEON or field its own FUZEON sales force. All third-party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. Trimeris is not a party to any of the material contracts in these areas.

Under the Prior Development and License Agreement, Roche provided Trimeris with information on manufacturing, sales and distribution of FUZEON. Roche was responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. Trimeris reviewed these items for accuracy and reasonableness.

Capitalization of Patent Costs

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, either 17 years from the date the patent is granted or 20 years from the initial filing of the patent, depending on the patent. These costs are primarily legal fees and filing fees related to the prosecution of patent filings. Trimeris performs a continuous evaluation of the carrying value and remaining amortization periods of these costs. In the event expected future benefits to be derived from any patents are less than their carrying value, the related costs are expensed at that time. During the six months ended June 30, 2011, approximately $372,000 of patent costs were written off.

Accrued Marketing Costs

For the three and six months ended June 30, 2010, Trimeris recorded its share of selling and marketing expenses in accordance with the Prior Roche Agreements.

In 2005, Trimeris and Roche agreed to limit Trimeris’ actual cash contribution to the FUZEON selling and marketing expenses in 2004 to approximately $11.2 million, even though Roche spent significantly more than $22.4 million on these expenses during 2004. If certain cumulative levels of sales for FUZEON in the U.S. and Canada were later achieved, Trimeris’ share of the additional expenses incurred by Roche during 2004 would be payable to Roche beginning at a future date over several years from that future date. During 2004, Trimeris recorded $15.6 million as part of collaboration loss, which represented the net present value of Trimeris’ estimated share of the expenses that were in excess of approximately $11.2 million. This amount was determined by taking into account the expected timing and terms of payment under the Prior Development and License Agreement, discounted at a risk free interest rate.

On September 23, 2010, the Company and Roche entered into an agreement relieving the Company of any obligation to repay certain deferred marketing expenses (the “Deferred Marketing Expenses Agreement”). The Deferred Marketing Expenses Agreement relates to the parties’ collaboration for the development and commercialization of FUZEON. Under the Prior Development and License Agreement, the Company and Roche had agreed that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to repayment by Trimeris, assuming certain terms and conditions were met. Pursuant to the Deferred Marketing Expenses Agreement, the Company is no longer obligated to pay these deferred marketing expenses to Roche. As a result, the Company made a one-time increase in collaboration income of $18.7 million in the third quarter of 2010. Trimeris is no longer obligated to pay these deferred marketing expenses to Roche.

Under the Roche License Agreement, Trimeris is not responsible for any FUZEON selling and marketing expenses.

Advanced Payment—Roche

In 2005, the Company amended the Prior Development and License Agreement with respect to the manufacture and sale of FUZEON. The Company was to pay Roche for the Company’s share of the capital invested in Roche’s manufacturing facility over a seven-year period, ending in 2009. As a result, Roche no longer included the depreciation related to the manufacturing facility in cost of goods sold. As of December 31, 2009, the Company had paid the total $12.1 million contribution and no further capital improvement payments are due or expected to become due.

These payments, net of the portion allocated to cost of goods sold, were recorded as an asset presented as “Advanced payment—Roche.” This asset had been amortized based on an estimate of the units of FUZEON sold during the collaboration period in order to properly allocate the capital investment to cost of goods sold as the related inventory was sold in future periods.

If the Roche-owned facilities in Boulder, Colorado used for the manufacture of FUZEON were used to produce other products for Roche, a credit to the collaboration would result. Trimeris’ share of this credit was approximately $1.9 million through the year ended December 31, 2008. No credits were received during the years ended December 31, 2009 and 2010. These credits have been recorded on Trimeris’ balance sheets as a reduction to the “Advanced payment—Roche.” These credits offset variances that would otherwise have been allocated to FUZEON if the facilities had remained underutilized and would have been recognized when the related FUZEON produced during these periods were sold.

Under the Roche License Agreement, Trimeris is not responsible for any of Roche’s capital investments in its manufacturing facility and no longer receives the credits described above. Consequently, the Company wrote off the advanced payment balance of approximately $5.3 million, net of capitalized variances, in the quarter ended June 30, 2011 as there will no longer be future value associated with these payments.

4. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one to two years. The Company did not have any available-for-sale securities for the three and six months ended June 30, 2011.

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

The following tables set forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under ASC 820 as of June 30, 2011 and June 30, 2010:

June 30, 2011

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un-observable Inputs (Level 3)
Money market funds	$52,382	$52,382	$—	$—

Total as of June 30, 2011	$52,382	$52,382	$—	$—

June 30, 2010

(in thousands)	Total	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Un-observable Inputs (Level 3)
Money market funds	$46,880	$46,880	$—	$—

Total as of June 30, 2010	$46,880	$46,880	$—	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

5. INCOME TAXES

The Company recognized income tax expense of $100,000 and income tax expense of $1,396,000 for the six months ended June 30, 2011 and June 30, 2010, respectively. For 2011, based on current estimates, the effective annual blended tax rate will be approximately 14.20%.

At December 31, 2010, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $302.2 million, which expire in varying amounts between 2018 and 2025. The Company has determined that an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”) occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $7.3 million of NOL carryforwards will be available for utilization prior to 2025.

As of June 30, 2011, the Company recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of the Company’s NOL carryforwards. In the future, the Company may reduce the valuation allowance over its NOL carryforwards and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent NOL carryforwards and tax credit carryovers which the Company generated prior to achieving profitability.

6. COMMITMENTS AND CONTINGENCIES

On September 23, 2010, Trimeris and Roche entered into a settlement agreement (the “Settlement Agreement”) with Novartis settling a lawsuit filed by Novartis against Trimeris, as well as Roche and certain of its affiliated entities, alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”). On September 28, 2010, the lawsuit was dismissed with prejudice from the Eastern District of North Carolina. Under the terms of the Settlement Agreement, Trimeris’ collaboration with Roche has the right to continue to sell FUZEON under a license to Novartis’ ‘271 Patent. In exchange for the grant of this license, together with Roche, Trimeris agreed to pay royalties to Novartis on net sales of FUZEON of 1.5% on sales occurring in the U.S. and Canada in a calendar year, and 1% on sales outside of the U.S. and Canada in a calendar year. The royalty rate payable to Novartis increases to 3% in the U.S. and Canada and 1.5% on sales outside the U.S. and Canada on any portion of FUZEON sales in excess of $50 million in the relevant region in a calendar year. Additional royalty rate tiers would apply to sales that exceed $100 million in a region in a calendar year. Roche and Trimeris will share responsibility for payment of these royalties equally. The Company’s share of the payments to Novartis for the three and six months ended June 30, 2011 was approximately $77,000 and $81,600, respectively.

7. SYNAGEVA MERGER TRANSACTION

As discussed in more detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Proposed Merger with Synageva,” on June 13, 2011, Trimeris entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Synageva BioPharma Corp. (“Synageva”). The completion of the merger is subject to various customary conditions, including the approval of the respective stockholders of Trimeris and Synageva.

The Merger Agreement contains certain termination rights in favor of each of Trimeris and Synageva. In addition, the Merger Agreement provides that, in connection with certain terminations of the Merger Agreement, one party may be required to pay the other party’s expenses up to a maximum of $1.5 million. Additionally, the Merger Agreement provides that, in connection with certain terminations of the Merger Agreement, depending upon the circumstances surrounding the termination, Trimeris may be required to pay Synageva a termination fee of $3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future and are subject to a number of known and unknown risks and uncertainties, many of which are beyond our control. Such statements can be identified by the fact that they use words such as “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in Item 1A, “Risk Factors” below. Many of these factors are beyond our control, and any of these and other factors could cause actual clinical and financial results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q. Please read Item 1A, “Risk Factors” below for further information regarding these factors. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this Quarterly Report on Form 10-Q.

Recent Developments

Proposed Merger with Synageva

On June 13, 2011, the Company entered into the Merger Agreement with Synageva, and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Synageva, and Synageva will survive as a wholly-owned subsidiary of Trimeris (the “Synageva Merger”). The respective boards of directors of Trimeris and Synageva have approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Synageva Merger (the “Effective Time”), each outstanding share of Synageva capital stock will be converted into the right to receive that number of shares of Trimeris common stock as determined pursuant to the exchange ratio described in the Merger Agreement (the “Exchange Ratio”). Following the consummation of the Synageva Merger, former stockholders of Synageva are expected to own approximately 75% of the combined company and current stockholders of Trimeris are expected to own approximately 25% of the combined company.

The Merger Agreement provides that, immediately following the Effective Time, the board of directors of the combined company will consist of: Sanj K. Patel, Srini Akkaraju, Stephen F. Biggar, Mark Goldberg, Thomas R. Malley, Robyn Samuels, Felix J. Baker, Stephen R. Davis and Barry Quart. In connection with the Synageva Merger, Trimeris will seek to amend its certificate of incorporation to: (a) effect a reverse stock split of Trimeris common stock at a ratio between the range of 1:2 and 1:8; (b) increase the number of authorized shares of Trimeris common stock; and (c) change the name of Trimeris to “Synageva BioPharma Corp.” or another name designated by Synageva.

The completion of the Synageva Merger is subject to various customary conditions, including, among other things: (a) the approval of the respective stockholders of Trimeris and Synageva; (b) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of Trimeris and Synageva and the compliance by each of Trimeris and Synageva with their respective obligations under the Merger Agreement; (c) approval for the listing of shares of Trimeris common stock to be issued in the Synageva Merger on the NASDAQ Global Market; and (d) the declaration of the effectiveness by the SEC of the Registration Statement on Form S-4 (the “Form S-4”) filed by Trimeris with the SEC on July 13, 2011. The Form S-4 includes a proxy statement/prospectus in connection with the Synageva Merger and the related respective meetings of stockholders of Trimeris and Synageva.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating each of Trimeris and Synageva to continue to conduct their respective businesses in the ordinary course, to provide reasonable access to each other’s information and to use reasonable best efforts to have the Form S-4 declared effective by the SEC. The Merger Agreement also contains a customary “no solicitation” provision pursuant to which, prior to the completion of the Synageva Merger, neither Trimeris nor Synageva may solicit or engage in discussions with any third party regarding another acquisition proposal unless it has received an unsolicited, bona fide written proposal that the recipient’s board of directors determines is or would reasonably be expected to result in a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights in favor of each of Trimeris and Synageva. In addition, the Merger Agreement provides that, in connection with certain terminations of the Merger Agreement, one party may be required to pay the other party’s expenses up to a maximum of $1.5 million. Additionally, the Merger Agreement provides that, in connection with certain terminations of the Merger Agreement, depending upon the circumstances surrounding the termination, Trimeris may be required to pay Synageva a termination fee of $3 million.

New License Agreement with Roche

On May 25, 2011, Trimeris and Roche entered into the Roche License Agreement, effective as of January 1, 2011, pursuant to which Roche has an exclusive license to manufacture and sell FUZEON worldwide and Trimeris receives royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. The Roche License Agreement superseded and replaced the Prior Roche Agreements.

Under the Roche License Agreement, Roche may deduct from its royalty payments to Trimeris 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis under the Settlement Agreement. To calculate the royalty revenue, a 5.5% distribution charge is deducted from Roche’s reported net sales, and Trimeris receives a 16% royalty on the adjusted net sales amount.

Under the Prior Development and License Agreement, Roche had an exclusive license to manufacture and sell FUZEON worldwide, Trimeris and Roche shared profits equally from the sale of FUZEON in the U.S. and Canada, and Trimeris received royalties from Roche on net sales of FUZEON outside the U.S. and Canada.

Pursuant to the Roche License Agreement, Trimeris and Roche each agreed to release and discharge the other from any and all claims and disputes relating to the Prior Roche Agreements, including the previously disclosed dispute regarding the calculation of cost of goods sold, and Roche agreed to pay Trimeris a net payment of $4.9 million in settlement of all such claims and disputes. Under the Roche License Agreement, cost of goods sold is no longer a component in the payment structure between Trimeris and Roche.

Executive Summary

Trimeris is a biopharmaceutical company that pioneered the development of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like HIV, Trimeris’ first and only commercial product, FUZEON (whose generic name is enfuvirtide, originally known as T-20), offers a novel mechanism of action to treat and potentially prevent the transmission of HIV.

FUZEON, which was developed in collaboration with Roche, is administered by subcutaneous injection and has been shown to inhibit HIV viral fusion with host cells by blocking the conformational rearrangement of an HIV protein called gp41. The U.S. Food and Drug Administration (“FDA”) approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. Following the receipt of accelerated approval from the FDA, commercial sales of FUZEON began in March 2003. Full approval of FUZEON was granted by the FDA in October 2004. Roche also filed an application for European marketing approval of FUZEON in September 2002 and was granted marketing approval under exceptional circumstances by the European Medicines Agency in May 2003.

In late 2007, Trimeris shifted its corporate strategy to maximizing cash flows from FUZEON, advancing its only remaining drug candidate, TRI-1144, to a value-creating milestone if possible, and exploring strategic alternatives for Trimeris. As a result of this shift in strategic emphasis, Trimeris has not staffed a research and development function since late 2008. In addition, Trimeris currently has no manufacturing, sales, marketing or distribution capability, and has only three employees.

The financial results reported in this Quarterly Report on Form 10-Q reflect the Company’s new royalty arrangement with Roche under the Roche License Agreement. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the quarters and six month periods ended June 30, 2011 and June 30, 2010 are not directly comparable. For the quarter ended June 30, 2011, the Company recorded a net income of $673,000, or $0.03 per share, compared to net income of $1.3 million or $0.06 per share, in the quarter ended June 30, 2010. This result was primarily driven by (1) an increase in general and administrative expenses related to the Synageva Merger and (2) a $5.3 million write-off of our Advanced Payment Roche, net of capitalized variances; offset, in part, by (3) accelerated recognition of milestone revenue in the amount of $973,000, (4) a $4.9 million settlement payment from Roche in connection with the Roche License Agreement, (5) relief of a $1 million liability for excess capacity charges and (6) decreased worldwide net sales of FUZEON. In addition, collaboration income and royalty revenue for the six months ended June 30, 2011 includes an immaterial adjustment to reflect the difference in royalty revenues during the quarter ended March 31, 2011 to account for the Roche License Agreement.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

Revenues

Our only significant source of revenue is from the sale of FUZEON. The table below presents our revenue sources for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the three month periods ended June 30, 2011 and June 30, 2010 are not directly comparable.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2011	2010
Milestone revenue	$973	$66	$907
Collaboration income and royalty revenue	2,473	3,195	(722)

Total revenue	$3,446	$3,261	$185

Total revenue for the three months ended June 30, 2011 was $3.4 million compared with $3.3 million for the same period in 2010. The slight increase in revenue for the quarter was attributable to a $4.9 million settlement payment from Roche, relief of a $1 million liability for excess capacity charges and $973,000 of accelerated milestone revenue that was recognized in the second quarter of 2011 as a result of the Roche License Agreement. This was offset by a $5.3 million write-off of the Advanced Payment Roche, net of capitalized variances and lower revenue due to declining sales of FUZEON.

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche. Trimeris has been recognizing milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents. Under the Roche License Agreement, however, deferred revenue was fully recognized during the three months ended June 30, 2011 in the amount of $973,000.

Collaboration Income and Royalty Revenue: As described above, pursuant to the Roche License Agreement, Roche pays Trimeris a royalty equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. Roche may deduct from its royalty payments to Trimeris 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis under the Settlement Agreement. To calculate the royalty revenue paid to Trimeris, a 5.5% distribution charge is deducted from Roche’s reported net sales, and Trimeris receives a 16% royalty on the adjusted net sales amount. Pursuant to the Roche License Agreement, the parties agreed to cease sharing profits from the sale of FUZEON in the U.S. and Canada.

Under the Prior Development and License Agreement, Trimeris shared profits from the sale of FUZEON in the U.S. and Canada equally with Roche, which, following certain adjustments, has been reported as collaboration income or loss in Trimeris’ statements of operations as a component of revenue for periods ending before June 30, 2011. Collaboration income or loss was calculated as follows: Total gross sales of FUZEON in the U.S. and Canada were reduced by any discounts, returns or rebates resulting in total net sales. Net sales were reduced by cost of goods sold resulting in gross profit. Gross profit was reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. Trimeris’ share of the operating income or loss was then adjusted for certain expenses attributable only to Trimeris and reported as collaboration income as a component of revenue. The sharing of expenses was according to contractual arrangements and was not equal in all cases. Revenue was recognized when Roche shipped the product and title and risk of loss passed to wholesalers. Under the Roche License Agreement, Trimeris receives only royalty revenue based upon FUZEON sales and will no longer receive collaboration income or loss.

In addition, under the Prior Development and License Agreement, Trimeris received royalty revenue for total net sales of FUZEON outside the U.S. and Canada. To calculate the royalty revenue, an 8% distribution charge was deducted from Roche’s reported net sales, and Trimeris received a royalty on the adjusted net sales amount. The royalty rate reported by Trimeris in its quarterly reports for periods ending on or before June 30, 2010 was 12%. In October 2010, Roche reduced the royalty paid to Trimeris on sales outside the U.S. and Canada from 12% to 6% with application retroactive to January 1, 2010 and royalties reported by Trimeris prior to the quarter ended June 30, 2011 are based upon such reduced rate. Effective January 1, 2011, the royalty rate is 16% for all worldwide net sales of FUZEON and the distribution charge is 5.5% in accordance with the Roche License Agreement. The financial results reported in prior periods reflected the Company’s prior royalty arrangement with Roche under the Prior Development and License Agreement. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the quarters and six month periods ended June 30, 2011 and June 30, 2010 are not directly comparable.

Collaboration income and royalty revenue decreased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily as a result of decreased worldwide net sales. The table below shows worldwide net sales for the three months ended June 30, 2011 and 2010.

(in millions)	For the Three Months Ended
	June 30, 2011	June 30, 2010	$ Change
North American Net Sales	$5.7	$8.0	$(2.3)
ROW Net Sales	7.9	14.7	(6.8)
Worldwide Net Sales	$13.6	$22.7	$(9.1)

Brazil purchase*	$—	$8.0	$(8.0)

* Included in ROW Net Sales and Worldwide Net Sales.

For the three months ended June 30, 2011, the net sales decline in North America has resulted mainly from patients switching to a more convenient dosing alternative, while the ROW decline stems in large part from the variability in buying patterns of certain countries that either do not purchase FUZEON every quarter (Brazil) or that purchase FUZEON in quantities that vary significantly from quarter to quarter. FUZEON sales continue to be impacted by the market introduction of three new oral HIV agents in 2007 and 2008. As these orally available agents have achieved more widespread use, Trimeris has seen a significant drop in FUZEON sales. It is Trimeris’ view that the long-term effect of novel drug regimens based on new market entrants will be influenced by the clinical success or failure of non-FUZEON containing treatment regimens prescribed for treatment-experienced patients. FUZEON sales levels to date in 2011 are significantly lower than sales levels in 2010 and Trimeris believes this year-over-year decline will continue through 2011.

Collaboration income and royalty revenue also increased during the quarter ended June 30, 2011 as a result of entering into the Roche License Agreement. Specifically, the following was recognized in collaboration income and royalty revenue for the quarter ended June 30, 2011: (1) a $4.9 million settlement payment from Roche and (2) relief of a $1 million liability for excess capacity charges. These amounts were offset by a write-off of the Advanced Payment Roche, net of capitalized variances, in the amount of $5.3 million and payments to Novartis for the Company’s share of royalties in the amount of $81,600. In addition, collaboration income and royalty revenue for the three months ended June 30, 2011 includes an immaterial adjustment to reflect the difference in royalty revenues during the quarter ended March 31, 2011 to account for the Roche License Agreement.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2011	2010
Total general and administrative expenses	$2,633	$1,135	$1,498

Total general and administrative expenses increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 mainly as a result of increased fees from legal and financial advisors, as well as other administrative expenses related to the Synageva Merger.

Other Income (Expense): The table below presents our other income (expense) for the three months ended June 30, 2011 and June 30, 2010.

(in thousands)	Three Months Ended June 30,		Increase (Decrease)
	2011	2010
Interest income	$—	$19	$(19)
Interest expense	—	(65)	65

Total other income (expense), net	$—	$(46)	$46

Other income (expense) consists of interest income, loss on investments and interest expense. Interest income decreased for the three months ended June 30, 2011 primarily due to lower interest rates within the Company’s investment portfolios. Interest income for 2011 will depend on several factors—primarily our average cash balance and the interest rate environment.

Income Tax Provision

We recognized an income tax expense of $140,000 for the three months ended June 30, 2011 and an income tax expense of $735,000 for the three months ended June 30, 2010. For 2011, based on current estimates, the effective annual blended tax rate will be approximately 14.20%.

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

As of June 30, 2011, we have recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of our NOL carryforwards. In the future, we may reduce the valuation allowance over our NOL carryforwards and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. At the end of the second quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent NOL carryforwards and tax credit carryovers which we generated prior to achieving profitability.

RESULTS OF OPERATIONS

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Revenues

Our only significant source of revenue is from the sale of FUZEON. The table below presents our revenue sources for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the six month periods ended June 30, 2011 and June 30, 2010 are not directly comparable.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2011	2010
Milestone revenue	$1,039	$132	$907.0
Collaboration and royalty revenue	4,006	6,261	(2,255)

Total revenue	$5,045	$6,393	$(1,348)

Total revenue for the six months ended June 30, 2011 was $5.0 million compared with $6.4 million for the same period in 2010. The slight decrease in revenue for the quarter was attributable to a $5.3 million write-off of the Advanced Payment Roche, net of capitalized variances, and lower revenue due to declining sales of FUZEON. This was offset by a $4.9 million settlement payment from Roche, relief of a $1 million liability for excess capacity charges and $973,000 of accelerated milestone revenue that was recognized in the second quarter of 2011 to account for the Roche License Agreement.

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche. Trimeris has been recognizing milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents. Under the Roche License Agreement, however, deferred revenue was fully recognized during the three months ended June 30, 2011 in the amount of $973,000. Milestone revenue for the six months ended June 30, 2011 includes $66,000 of amortized milestone revenue recognized in the first quarter of 2011 in accordance with the Prior Roche Agreements.

Collaboration Income and Royalty Revenue: Collaboration income and royalty revenue decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily as a result of decreased worldwide net sales. The table below shows worldwide net sales for the six months ended June 30, 2011 and 2010.

(in millions)	For the Six Months Ended
	June 30, 2011	June 30, 2010	$ Change
North American Net Sales	$12.4	$15.2	$15.2
ROW Net Sales	13.2	31.9	(18.7)

Worldwide Net Sales	$25.6	$47.1	$(3.5)

Brazil purchase*	$—	$15.8	$(15.8)

*	Included in ROW Net Sales and Worldwide Net Sales.

For the six months ended June 30, 2011, the net sales decline in North America has resulted mainly from patients switching to a more convenient dosing alternative, while the ROW decline stems in large part from the variability in buying patterns of certain countries that either do not purchase FUZEON every quarter (Brazil) or that purchase FUZEON in quantities that vary significantly from quarter to quarter.

Collaboration income and royalty revenue also increased during the quarter ended June 30, 2011 as a result of entering into the Roche License Agreement. Specifically, the following was recognized in collaboration income and royalty revenue for the quarter ended June 30, 2011: (1) a $4.9 million settlement payment from Roche and (2) relief of a $1 million liability for excess capacity charges. These amounts were offset by a write-off of the Advanced Payment Roche, net of capitalized variances, in the amount of $5.3 million and payments to Novartis for the Company’s share of royalties in the amount of $158,600. In addition, collaboration income and royalty revenue for the six months ended June 30, 2011 includes an immaterial adjustment to reflect the difference in royalty revenues during the quarter ended March 31, 2011 to account for the Roche License Agreement.

General and Administrative Expenses

The table below presents our general and administrative expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2011	2010
Total general and administrative expenses	$4,344	$2,567	$1,777

Total general and administrative expenses increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 mainly as a result of increased fees from legal and financial advisors, as well as other administrative expenses related to the Synageva Merger.

Other Income (Expense): The table below presents our other income (expense) for the six months ended June 30, 2011 and June 30, 2010.

(in thousands)	Six Months Ended June 30,		Increase (Decrease)
	2011	2010
Interest income	$5	$33	$(28)
Interest expense	—	(130)	130

Total other income (expense), net	$5	$(97)	$102

Other income (expense) consists of interest income, loss on investments and interest expense. Interest income decreased for the six months ended June 30, 2011 primarily due to lower interest rates within the Company’s investment portfolios.

Income Tax Provision

We recognized an income tax expense of $100,000 for the six months ended June 30, 2011 and an income tax expense of $1,396,000 for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

(in thousands)	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$7,199	$(1,018)
Net cash (used in) provided by investing activities	(146)	478
Net cash provided by financing activities	165	—

Net increase in cash and cash equivalents	7,218	(540)
Cash and cash equivalents, beginning of period	45,164	47,420

Cash and cash equivalents, end of period	$52,382	$46,880

Operating Activities. Since 2003, we have financed our operations primarily through payments received from Roche under the Prior Development and License Agreement. For the six months ended June 30, 2011, cash provided by operating activities increased primarily as a result of:

•	payments received in 2011 from Roche for FUZEON sales; and

•	a $4.9 million settlement payment received from Roche in accordance with the Roche License Agreement; offset by

•	general and administrative expenses, including legal expenses incurred with the Synageva Merger.

During the remainder of 2011, cash provided by operating activities will depend on payments received from Roche under the Roche License Agreement, offset in part by legal and administrative expenses incurred with the Synageva Merger.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2011 and June 30, 2010 relates to patent costs. We do not expect to purchase any property and equipment during 2011.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2011 and June 30, 2010 relates to stock option exercises.

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of June 30, 2011, we had $52.4 million in cash and cash equivalents and investment securities available-for-sale, compared to $45.2 million as of December 31, 2010. The increase in cash resulted primarily from the $4.9 million settlement payment from Roche in accordance with the Roche License Agreement.

Future Capital Requirements. We have expended, and expect to continue to expend in the future, funds in the following areas:

•	general operating expenses associated with being a publicly-traded company; and

•	legal and administrative expenses related to the Synageva Merger.

Based on expected sales levels of FUZEON and the costs involved in preparing, filing, processing, maintaining, protecting, and enforcing our patent claims and other intellectual property rights, we expect that our existing capital resources, together with the interest earned thereon, should be adequate to fund such expenses for Trimeris’ operations as currently conducted.

Contractual Obligations.

Pursuant to the Settlement Agreement with Novartis, Roche and Trimeris have agreed to pay royalties to Novartis on net sales of FUZEON of 1.5% on sales occurring in the U.S. and Canada in a calendar year, and 1% on sales outside of the U.S. and Canada in a calendar year. The royalty rate payable to Novartis increases to 3% in the U.S. and Canada and 1.5% on sales outside the U.S. and Canada on any portion of FUZEON sales in excess of $50 million in the relevant region in a calendar year. Additional royalty rate tiers would apply to sales that exceed $100 million in a region in a calendar year. Roche and Trimeris will share responsibility for payment of these royalties equally. The Company’s share of the payments to Novartis for the three and six months ended June 30, 2011 was approximately $77,000 and $81,600, respectively.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term. During the six months ended June 30, 2011 and June 30, 2010, we expended approximately $41,000 and $107,000, respectively, related to this obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Reference is made to “Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 14, 2011. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not identified any significant changes to the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2010; however, as discussed above, significant changes to the methods for calculating the Company’s revenues have resulted from entering into the Roche License Agreement.

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

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. The Company did not have any available-for-sale securities for the six months ended June 30, 2011 as all of our cash was invested in money market funds.

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

Based on their evaluation of the disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Trimeris’ Business

We derive substantially all of our income from royalties on sales of FUZEON. If FUZEON sales continue to decline, our business will suffer.

Royalties on sales of FUZEON are currently our only significant source of revenue. FUZEON competes with numerous existing therapies for the treatment of HIV. From 2007 through the second quarter of 2011, FUZEON sales have declined on an annual basis. We cannot predict if or when sales levels for FUZEON will stabilize.

We are entirely dependent on Roche for the manufacture, sale, marketing, and distribution of FUZEON.

We currently have insufficient internal resources to support and implement the manufacture and worldwide sales, marketing, and distribution of pharmaceuticals. We currently rely solely on Roche for the manufacture, sales, marketing, and distribution of FUZEON pursuant to the Roche License Agreement and we have no right to control the manufacture, sale, marketing, and distribution of FUZEON pursuant to such agreement. Accordingly, our business and results of operations depend upon Roche continuing to perform its obligations under the Roche License Agreement. Roche may terminate the Roche License Agreement as a whole or with respect to sales in one or more countries at any time with advance notice. If the Roche License Agreement is terminated and we are unable to enter into a new agreement with one or more other marketing partners, we would be required to develop internal manufacturing, sales, marketing, and distribution capabilities in order to continue the business of manufacturing and selling FUZEON. We would likely not be able to establish cost-effective manufacturing, sales, marketing, or distribution capabilities on our own and we may not be able to make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock.

The Roche License Agreement gives Roche control over all aspects of the commercialization of FUZEON, including:

•	manufacturing;

•	market identification;

•	marketing methods;

•	pricing;

•	drug positioning;

•	composition and deployment of sales force; and

•	promotional effort and activities.

FUZEON faces intense competition from other drug therapies for the treatment of HIV. If FUZEON is unable to compete successfully, our business will suffer.

FUZEON competes with numerous existing therapies, as well as a significant number of drugs that are currently under development and will become available in the future, for the treatment of HIV. For example, approximately 32 anti-HIV drugs are currently approved in the U.S. for the treatment of HIV, including drugs produced by GlaxoSmithKline plc, Bristol-Myers Squibb Company, Gilead Sciences Inc., Merck & Co., Inc., Roche, Pfizer Inc., Tibotec Pharmaceuticals and Abbott Laboratories. Of the currently approved drugs, only FUZEON is a viral fusion inhibitor.

We expect that FUZEON will face intense and increasing competition in the future as new drugs enter the market and advanced technologies become available. We cannot assure you that existing or new drugs for the treatment of HIV developed by our competitors will not be more effective, less expensive or more effectively marketed and sold than FUZEON.

Many of the manufacturers of competitors of FUZEON have significantly greater financial, technical, human and other resources than we do. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations are becoming increasingly aware of the value of their inventions for the treatment of HIV and are more actively seeking to commercialize the technology they have developed.

If FUZEON does not maintain its market acceptance, our business will be materially harmed.

FUZEON is the only drug candidate for which we have obtained FDA approval. Currently, we do not expect to engage in the research or development of any new drug candidates. We anticipate that for the foreseeable future, our ability to generate revenues and profits, if any, will depend entirely on the success of FUZEON.

FUZEON is delivered via a twice daily dosing by injection under the skin. All of the other currently approved drug treatments for HIV are delivered orally. Patients and physicians often do not readily accept daily injections of an anti-HIV drug treatment, which limits FUZEON’s acceptance in the market compared to competing drugs. Moreover, because peptides are expensive to manufacture, the price of FUZEON is higher than the prices of other currently approved anti-HIV drug treatments. The wholesale acquisition cost of one year’s supply of FUZEON in the U.S. is approximately $32,200. This price is significantly higher than any of the other approved anti-HIV drugs. Furthermore, the indication approved by the FDA is for the use of FUZEON in combination with other anti-HIV drugs and is more restrictive than the indication for other approved anti-HIV drugs. Physicians may not readily prescribe FUZEON due to cost-benefit considerations when compared with other anti-HIV drug treatments. Higher prices could also limit reimbursement coverage for FUZEON from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition, and results of operations.

Future events could substantially decrease our royalty payments from Roche for sales of FUZEON.

Pursuant to the Roche License Agreement, if Roche determines in good faith that Roche must make payments under patent rights or know-how controlled by a third party that are necessary for the sale of FUZEON, Roche may reduce the royalties paid to us by 50% of the amount paid to such third party.

We cannot prevent the issuance or granting of valid third-party intellectual property rights in any jurisdiction or sales of third-party products that contain T-20. If such intellectual property rights emerge and Roche incurs payment obligations with respect to those rights, or a third party achieves significant market penetration with a product containing T-20, our business will suffer as royalty rates paid by Roche to us for sales of FUZEON could be substantially reduced.

If Roche cannot manufacture sufficient amounts of FUZEON, our financial condition and results of operations will be materially and adversely affected.

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

Roche, or other third-party manufacturers that we may engage in the future, may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce and market FUZEON. The number of third-party manufacturers with the expertise and facilities to manufacture FUZEON bulk drug substance on a commercial scale is extremely limited. In addition, only a limited number of third-party manufacturers have the capability to produce a finished drug product on a commercial scale through a process involving lyophilization.

If Roche, or other third-party manufacturers that we may engage in the future, fails to produce the required commercial quantities of FUZEON bulk drug substance or finished drug product and we fail to promptly find one or more replacement manufacturers or develop our own manufacturing capabilities, our business and results of operations would suffer.

HIV is likely to develop resistance to FUZEON, which could adversely affect demand for FUZEON and harm our competitive position.

HIV is prone to genetic mutations that can produce viral strains resistant to particular drug treatments. HIV has developed resistance, in varying degrees, to each of the currently approved anti-HIV drug treatments, including FUZEON. As a result, combination therapy, or the prescribed use of three or more anti-HIV drugs, has become the preferred method of treatment for HIV-infected patients because in combination these drugs may prove effective against strains of HIV that have become resistant to one or more of the drugs in the combination. HIV has demonstrated the ability to develop resistance to FUZEON, as it has with respect to all other currently marketed anti-HIV drugs. If HIV, in a wide patient population, develops resistance to FUZEON when used in combination therapy, it would adversely affect demand for FUZEON and harm our competitive position.

If Roche does not maintain good manufacturing practices, it could negatively impact our business.

The FDA and other regulatory authorities require that FUZEON be manufactured according to the FDA’s current good manufacturing practice (“cGMP”) regulations. The failure by Roche or any other third-party manufacturers to maintain compliance with cGMP and/or maintain the manufacturing processes needed to meet the demand for FUZEON could lead the FDA to withdraw approvals previously granted or could lead to other regulatory action that could harm our business.

We depend on patents and proprietary rights, which may offer only limited exclusive protection and do not protect against infringement. If we are unable to protect our patents and proprietary rights, our assets and business could be materially harmed.

Our success depends in part on our ability to obtain, maintain, and enforce patents and other proprietary rights for FUZEON. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and involves a great deal of uncertainty.

Although we own or exclusively license patents relating to FUZEON, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure how much protection, if any, our patents will provide if we attempt to enforce them and/or if our patents are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of our patents’ coverage. In addition, the cost of litigation to uphold the validity of patents can be substantial. If we are unsuccessful in such litigation, third parties may be able to use our patented technologies without paying licensing fees or royalties to us.

Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims against third parties. Such proceedings are expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a Trimeris patent is not valid or enforceable or may refuse to stop the other party from using the technology at issue on the grounds that its technology is not covered by our patents. Policing the unauthorized use of our intellectual property is difficult and we cannot assure you that we will be able to prevent infringement or misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as they are protected in the U.S.

Recently, several generic drug makers in countries such as India have offered to sell HIV drugs currently protected under U.S. patents to patients in Africa at prices significantly below those offered by the drugs’ patent holders in other countries. There is a risk that these drugs produced by the generic drug makers could be illegally made or imported into the U.S. and other countries at prices below those charged by the drugs’ patent holders. If any of these actions occur with respect to FUZEON, it could limit the price that we can charge for FUZEON.

In addition to our patented technology, we also rely on unpatented technology, trade secrets and confidential information. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent techniques and information or otherwise gain access to or disclose our technology. We require each of our employees, consultants, and corporate partners to execute a confidentiality agreement at the commencement of an employment, consulting, or collaborative relationship with Trimeris. However, these agreements may not provide effective protection of our technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock.

If the sale of FUZEON infringes the proprietary rights of third parties, we could have to obtain licenses, pay damages or defend litigation.

If the sale of FUZEON infringes the proprietary rights of third parties, we could incur substantial costs and might have to:

•	obtain licenses, which might not be available on commercially reasonable terms, if at all;

•	pay damages; and/or

•	defend litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of financial and management resources.

Any of these events could substantially harm our earnings, financial condition, and operations.

As described elsewhere in this Quarterly Report on Form 10-Q, on November 20, 2007, Novartis filed a lawsuit against Trimeris, Roche and certain of its affiliated entities, alleging infringement of Novartis’ ‘271 Patent related to the manufacture, sale and offer for sale of FUZEON. On September 23, 2010, Trimeris and Roche entered into the Settlement Agreement with Novartis settling the lawsuit and the lawsuit was dismissed with prejudice from the Eastern District of North Carolina on September 28, 2010. Under the terms of the Settlement Agreement, Trimeris’ collaboration with Roche has the right to continue to sell FUZEON under a license to Novartis’ ‘271 Patent in exchange for the payment of royalties to Novartis on net sales of FUZEON. Roche and Trimeris will share responsibility for payment of these royalties equally.

Uncertainties relating to third-party reimbursement and health care reform measures could limit payments or reimbursements for FUZEON and materially adversely affect our results of operations.

In the U.S. and elsewhere, sales of prescription drugs depend in part on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Because of the high cost of the treatment of HIV, many state legislatures are also reassessing reimbursement policies for this therapy. If third-party payor reimbursements for FUZEON are limited or reduced, our results of operations will be materially and adversely affected. In addition, emphasis in the U.S. on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products.

The wholesale acquisition cost of a one-year supply of FUZEON in the U.S. is approximately $32,200. A high drug price could also negatively affect patients’ ability to receive reimbursement coverage for FUZEON from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Roche has made significant progress in achieving reimbursement from the various payors in the U.S. Currently, FUZEON is covered by Medicaid in all 50 states. In addition, all of the 50 state AIDS Drug Assistance Programs and a majority of private insurers provide some amount of access to FUZEON. However, there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients to which they will provide reimbursement for FUZEON, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs.

Several major pharmaceutical companies have offered to sell their anti-HIV drugs at or below cost to certain countries in Africa and Least Developed Countries (as defined by the United Nations), which could adversely affect the reimbursement climate of, and the prices that may be charged for, HIV medications in the U.S. and the rest of the world. Third-party payors could exert pressure for price reductions in the U.S. and the rest of the world based on these lower costs offered in Africa and Least Developed Countries. This price pressure could limit the price that Roche would be able to charge for FUZEON, thereby adversely affecting our results of operations.

Our quarterly operating results are subject to fluctuations. If our operating results for a particular period deviate from the levels expected by investors, it could adversely affect the market price of our common stock.

Our operating results have fluctuated and are likely to continue to fluctuate over time, due to a number of factors, many of which are outside of our control. Some of these factors include the following:

•	the market acceptance and sales levels for FUZEON;

•	variability in quarterly buying patterns of countries outside the U.S. and Canada;

•	the timing of regulatory actions;

•	recent changes in the terms of our relationship with Roche;

•	our ability to maintain our own manufacturing, sales, marketing, and distribution channels with third parties; and

•	technological and other changes in the competitive landscape.

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

If we are unable to maintain the standards for internal control over financial reporting as required by Sarbanes-Oxley, our stock price could be adversely affected.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley (“Section 404”). Our compliance with Section 404 has required and will continue to require that we incur substantial accounting expenses and expend significant management efforts. In future years, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner in order to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

We rely on Roche to timely deliver important financial information relating to sales of FUZEON. In the event that this information is inaccurate, incomplete, or not timely, we will not be able to meet our financial reporting obligations as required by the SEC.

Under the Roche License Agreement, Roche has exclusive control over the flow of information relating to sales of FUZEON that is required by us in order to meet our SEC reporting obligations. In addition, pursuant to Section 404, we are required to maintain effective internal control over financial reporting and disclosure controls and procedures. Roche is required under the Roche License Agreement to provide us with timely and accurate financial data related to sales of FUZEON so that we may meet our reporting requirements under federal securities laws. In the event that Roche fails to provide us with timely and accurate information, we may incur significant liability with respect to the federal securities laws, our disclosure controls and procedures under Sarbanes-Oxley, and possibly be forced to restate our financial statements, any of which could adversely affect the market price of our common stock.

Our charter documents and indemnification agreements require us to indemnify our directors and officers to the fullest extent permitted by law, which may obligate us to make substantial payments and to incur significant insurance-related expenses.

Our charter documents require that we indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines, and amounts reasonably paid in defense or settlement of an action, suit, or proceeding brought against any of them by reason of the fact that he or she is or was a Trimeris director or officer. In addition, expenses incurred by a director or officer in defending any such action, suit, or proceeding must be paid by Trimeris in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay Trimeris if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and officers. In furtherance of these indemnification obligations, we maintain directors’ and officers’ insurance in the amount of $20 million. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of our insurance coverage may be decreased.

The NASDAQ Global Market may delist our common stock, which could limit investors’ ability to trade in our common stock.

Our common stock currently trades on the NASDAQ Global Market. NASDAQ’s Marketplace Rules require, among other things, that our Audit Committee have at least three members, each of whom is independent under both NASDAQ Marketplace Rules and SEC regulations. James Thomas resigned from our Audit Committee on November 18, 2010 in connection with his assuming the role of Chief Financial Officer of Trimeris. As a result of Mr. Thomas’ resignation, the composition of our Audit Committee was reduced from three members to two members. On December 9, 2010, we received a letter from the NASDAQ Listing Qualifications Department indicating that we are not in compliance with NASDAQ Marketplace Rules with respect to audit committee composition requirements as a result of Mr. Thomas’ resignation. Consistent with Marketplace Rule 5605(c)(4)(A), NASDAQ has provided us with a cure period, which runs until November 18, 2011. If we are not able to comply with this audit committee composition requirement by the end of such cure period, NASDAQ may delist our common stock. If our common stock is delisted by NASDAQ, the trading market for our common stock would likely be adversely affected.

Risks Related to the Synageva Merger

The issuance of shares of our common stock to Synageva stockholders in connection with the Synageva Merger will substantially dilute the voting power of current our stockholders.

Pursuant to the terms of the Synageva Merger Agreement, it is anticipated that we will issue shares of our common stock to Synageva stockholders representing approximately 75% of the outstanding shares of common stock of the combined company calculated on a fully diluted basis as of immediately following the completion of the Synageva Merger. After such issuance, the shares of our common stock outstanding immediately prior to the completion of the Synageva Merger will represent approximately 25% of the outstanding shares of common stock of the combined company calculated on a fully diluted basis as of immediately following the completion of the Synageva Merger. Accordingly, the issuance of shares of our common stock to Synageva stockholders in connection with the Synageva Merger will significantly reduce the relative voting power of each share of our common stock held by current Trimeris stockholders.

The announcement and pendency of the Synageva Merger could have an adverse effect on our stock price and/or our business, financial condition, results of operations, or business prospects.

While there have been no significant adverse effects to date, the announcement and pendency of the Synageva Merger could disrupt our business in the following ways, among others:

•

third parties may seek to terminate and/or renegotiate their relationships with us as a result of the Synageva Merger, whether pursuant to the terms of their existing agreements with us or otherwise; and

•

the attention of our management may be directed toward the completion of the Synageva Merger and related matters and may be diverted from the day-to-day business operations of their respective companies, including from other opportunities that might otherwise be beneficial to Trimeris.

Should they occur, any of these matters could adversely affect our stock price or harm the financial condition, results of operations, or business prospects of Trimeris and/or the combined company.

Failure to complete the Synageva Merger could negatively impact our business, financial condition, or results of operations or our stock price.

The completion of the Synageva Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Synageva Merger will be satisfied. If the Synageva Merger is not completed, we will be subject to several risks, including:

•

the current trading price of our common stock may reflect a market assumption that the Synageva Merger will occur, meaning that a failure to complete the Synageva Merger could result in a decline in the price of our common stock;

•

certain of our executive officers and/or directors may seek other employment opportunities, and the departure of any of our executive officers and the possibility that we would be unable to recruit and hire an executive experienced with major pharmaceutical companies could negatively impact our future relationship with Roche;

•	our board of directors will need to reevaluate our strategic alternatives, which alternatives may include a cash sale of the company, liquidation of the company, or other strategic transaction;

•	we may be delisted from the NASDAQ Global Market for failure to comply with NASDAQ listing requirements related to audit committee membership and annual stockholder meetings;

•	we may be required to pay a termination fee of $3 million to Synageva if the Merger Agreement is terminated by Synageva under certain circumstances;

•	we may be required to reimburse Synageva for expenses of up to $1.5 million if the Merger Agreement is terminated under certain circumstances;

•	we expect to incur substantial transaction costs in connection with the Synageva Merger whether or not the Synageva Merger is completed;

•	we would not realize any of the anticipated benefits of having completed the Synageva Merger; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Synageva Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities.

If the Synageva Merger is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations, or our stock price.

The Merger Agreement and the voting agreements contain provisions that could discourage or make it difficult for a third party to acquire Trimeris prior to the completion of the Synageva Merger.

The Merger Agreement contains provisions that make it difficult for us to entertain a third-party proposal for an acquisition of Trimeris. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, the requirement that we pay a termination fee of $3 million to Synageva if the Merger Agreement is terminated by Synageva in specified circumstances, the requirement that we pay Synageva’s expenses up to a maximum of $1.5 million if the Merger Agreement is terminated in specified circumstances, and the requirement that we submit the Trimeris proposals included in the Form S-4 (the “Trimeris Merger Proposals”) to a vote of our stockholders even if our board of directors changes its recommendation with respect to the Trimeris Merger Proposals.

In addition, holders of shares representing approximately 16% of the outstanding voting power of our common stock as of June 13, 2011 are subject to a voting agreement, pursuant to which the holders of such shares have agreed to vote in favor of the Trimeris Merger Proposals and we are required under the terms of the Merger Agreement to convene and hold the Trimeris special meeting regardless of any change in the recommendation of our board of directors.

These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of Trimeris, even one that may be deemed of greater value than the Synageva Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee or payment of the other party’s expenses may result in that third party’s offering of a lower value to our stockholders than such third party might otherwise have offered.

Risks Related to the Combined Company if the Synageva Merger is Completed

The failure to integrate successfully the businesses of Trimeris and Synageva in the expected timeframe could adversely affect the combined company’s future results following the completion of the Synageva Merger.

The success of the Synageva Merger will depend, in large part, on the ability of the combined company following the completion of the Synageva Merger to realize the anticipated benefits from combining the businesses of Trimeris and Synageva. The integration of the two companies will be complex.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company’s failure to achieve some or all of the anticipated benefits of the Synageva Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company’s cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the Synageva Merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays or regulatory conditions associated with the Synageva Merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Synageva Merger and integrating the companies’ operations.

The Synageva Merger will result in changes to our board of directors that may affect the combined company’s operations.

If the parties complete the Synageva Merger, the composition of our board of directors will change in accordance with the Merger Agreement. Following the completion of the Synageva Merger, the combined company’s board of directors will consist of nine members, including one of the current directors of both Trimeris and Synageva, two of the current directors of Trimeris, and six of the current directors of Synageva. This new composition of the board of directors may affect the business strategy and operating decisions of the combined company upon completion of the Synageva Merger.

Ownership of the combined company’s common stock may be highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the combined company’s stock price to decline.

Upon completion of the Synageva Merger, Synageva’s executive officers and directors continuing with the combined company, together with their respective affiliates, are expected to beneficially own or control approximately 48% of the combined company. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, will have substantial influence over the outcome of a corporate action of the combined company requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the combined company’s assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of the combined company, even if such change in control would benefit the other stockholders of the combined company. In addition, the significant concentration of stock ownership may adversely affect the market value of the combined company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

If the combined company is unable to retain and recruit qualified scientists and advisors, or if any of its key executives, key employees or key consultants discontinues his or her employment or consulting relationship with the combined company, it may delay the combined company’s development efforts or otherwise harm its business.

The loss of any of the combined company’s key employees or key consultants could impede the achievement of the combined company’s research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to the combined company’s success. The combined company may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical, and health care companies, universities, and non-profit research institutions for experienced scientists. Certain of the combined company’s officers, directors, scientific advisors, and/or consultants or certain of the officers, directors, scientific advisors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other biopharmaceutical or biotechnology companies. The combined company may not maintain “key man” insurance policies on any of its officers or employees. All of the combined company’s employees will be employed “at will” and, therefore, each employee may leave the employment of the combined company at any time. If the combined company is unable to retain Synageva’s existing employees, including qualified scientific personnel, and attract additional qualified candidates, the combined company’s business and results of operations could be adversely affected

The success of the combined company will depend in part on relationships with third parties, which relationships may be affected by third-party preferences or public attitudes about the Synageva Merger. Any adverse changes in these relationships could adversely affect the combined company’s business, financial condition, or results of operations.

The combined company’s success will be dependent on its ability to maintain and renew the business relationships of both Trimeris and Synageva and to establish new business relationships. There can be no assurance that the management of the combined company will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on the business, financial condition, or results of operations of the combined company.

The combined company’s ability to utilize Trimeris’ net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may be further limited as a result of the Synageva Merger.

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by IRC Section 382. In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryforwards) have increased their aggregate ownership of stock in such corporation by more than 50 percentage points during any three-year period. If an “ownership change” occurs, IRC Section 382 imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the loss corporation experiencing the ownership change. The annual limitation is calculated by multiplying the loss corporation’s value immediately before the ownership change by the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. IRC Section 383 also imposes a limitation on the amount of tax liability in any post-ownership change year that can be reduced by the loss corporation’s pre-ownership change tax credit carryforwards.

In 2008, an “ownership change” occurred with respect to Trimeris, and it is expected that the Synageva Merger will result in another “ownership change” of Trimeris. Accordingly, the combined company’s ability to utilize Trimeris’ NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for the combined company, which could have a material adverse effect on the business, financial condition, or results of operations of the combined company.

The price of our common stock after the Synageva Merger is completed may be affected by factors different from those currently affecting shares of our common stock.

Our business differs significantly from the business of Synageva and, accordingly, the results of operations of the combined company and the trading price of our common stock following the completion of the Synageva Merger may be significantly affected by factors different from those currently affecting our independent results of operations because the combined company will be conducting costly drug development activities not undertaken by Trimeris prior to the completion of the Synageva Merger and earnings of the combined company, if any, will be significantly less than our historical earnings.

NASDAQ considers the Synageva Merger a “reverse merger” and therefore has required that we submit a new listing application, which requires certain actions on the part of the combined company which may not be successful and, if unsuccessful, could make it more difficult for holders of shares of the combined company to sell their shares.

NASDAQ considers the Synageva Merger a “reverse merger” and has required that we submit a new listing application. NASDAQ may not approve our new listing application for the NASDAQ Global Market on a timely basis, or at all. If this occurs and the Synageva Merger is still completed, you may have difficulty converting your investments into cash effectively.

Additionally, as part of the new listing application, we will be required to submit, among other things, a plan for the combined company to conduct a reverse stock split. A reverse stock split would likely increase the per share trading price by an as yet undetermined multiple. The change in share price may affect the volatility and liquidity of the combined company’s stock, as well as the marketplace’s perception of the stock. As a result, the relative price of the combined company’s stock may decline and/or fluctuate more than in the past, and you may have trouble converting your investments in the combined company into cash effectively.

The combined company’s management will be required to devote substantial time to comply with public company regulations.

As a public company, the combined company will incur significant legal, accounting and other expenses. Sarbanes-Oxley, as well as rules implemented by the SEC and the NASDAQ Global Market, impose various requirements on public companies, including those related to corporate governance practices. The combined company’s management and other personnel will need to devote a substantial amount of time to these requirements. Certain members of Synageva’s management, which will substantially continue as the management of the combined company, do not have experience in addressing these requirements.

Sarbanes-Oxley requires, among other things, that the combined company maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, the combined company must perform system and process evaluation and testing of its internal controls over financial reporting to allow management and the combined company’s independent registered public accounting firm to report on the effectiveness of its internal controls over financial reporting, as required by Section 404. The combined company’s compliance with Section 404 will require that it incur substantial accounting and related expenses and expend significant management efforts. The combined company may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if the combined company is not able to comply with the requirements of Section 404, or if the combined company or its independent registered public accounting firm identifies deficiencies in its internal controls over financial reporting that are deemed to be material weaknesses, the market price of the combined company’s stock could decline and the combined company could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC, or other regulatory authorities.

Material weaknesses may exist when the combined company reports on the effectiveness of its internal control over financial reporting for purposes of its reporting requirements.

Prior to the filing of the Form S-4, Synageva was not subject to Sarbanes-Oxley. Therefore, Synageva’s management and independent registered public accounting firm did not perform an evaluation of Synageva’s internal control over financial reporting as of December 31, 2010 in accordance with the provisions of Sarbanes-Oxley. Material weaknesses may exist when the combined company reports on the effectiveness of its internal control over financial reporting for purposes of its reporting requirements under the Exchange Act, or Section 404 following the completion of the Synageva Merger. The existence of one or more material weaknesses would preclude a conclusion that the combined company maintains effective internal control over financial reporting. Such a conclusion would be required to be disclosed in the combined company’s future Annual Reports on Form 10-K and could impact the accuracy and timing of its financial reporting and the reliability of its internal control over financial reporting, which could harm the combined company’s reputation and cause the market price of its common stock to drop.

Trimeris and Synageva do not expect the combined company to pay cash dividends.

Trimeris and Synageva anticipate that the combined company will retain its earnings, if any, for future growth and therefore does not anticipate paying cash dividends in the future. Investors seeking cash dividends should not invest in the combined company’s common stock for that purpose.

Anti-takeover provisions in the combined company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the combined company difficult.

The combined company’s certificate of incorporation and bylaws, as amended, will contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of the combined company’s common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

(a)	Not applicable.

(b)	Not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Exhibit Index and such list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trimeris, Inc.
(Registrant)

August 12, 2011	By:	/s/ MARTIN A. MATTINGLY
Martin A. Mattingly Chief Executive Officer

August 12, 2011	By:	/s/ JAMES R. THOMAS
James R. Thomas
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a) Certification by Martin A. Mattingly as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by James R. Thomas as Chief Financial Officer.

32.1	Section 1350 Certification by Martin A. Mattingly as Chief Executive Officer.

32.2	Section 1350 Certification by James R. Thomas as Chief Financial Officer.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (iv) Notes to Condensed Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.