Form 10-Q
period 2011-09-30
SYNAGEVA BIOPHARMA CORP
filed 2011-11-14
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-23155

SYNAGEVA BIOPHARMA CORP.

(Exact name of registrant as specified in its charter)

Delaware	33-0557266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

128 Spring Street, Suite 520, Lexington, MA 02421

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (781) 357-9900

Trimeris, Inc

2530 Meridian Parkway, 2nd Floor

Durham, North Carolina 27713

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2011 was 17,523,677.

Synageva BioPharma Corp.

FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Trimeris, Inc.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$52,388	$45,164
Accounts receivable – Roche	2,047	2,458
Taxes receivable	1,136	1,214
Deferred tax asset	160	160
Prepaid expenses	82	124

Total current assets	55,813	49,120

Other assets:
Patent costs, net	1,665	2,201
Advanced payment – Roche	—	5,468
Deposits and other assets	152	170
Deferred tax asset	320	320

Total other assets	2,137	8,159

Total assets	$57,950	$57,279

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued compensation – short-term	400	473
Deferred revenue – Roche	—	265
Accrued expenses	880	263

Total current liabilities	1,280	1,001
Deferred revenue – Roche	—	774
Accrued compensation-long-term	—	128

Total liabilities	1,280	1,903

Stockholders’ equity:
Preferred Stock at $.001 par value per share, 10,000 shares authorized, zero shares issued and outstanding	—	—
Common Stock at $.001 par value per share, 60,000 shares authorized, and 4,480 and 4,464 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	359,235	358,600
Accumulated deficit	(302,743)	(303,402)
Accumulated other comprehensive income	174	174

Total stockholders’ equity	56,670	55,376

Total liabilities and stockholders’ equity	$57,950	$57,279

See accompanying notes to condensed financial statements.

Trimeris, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Milestone revenue	$—	$67	$1,039	$199
Collaboration income and royalty revenue	2,028	17,276	6,034	23,537

Total revenue	2,028	17,343	7,073	23,736

Operating expenses:
General and administrative	2,075	1,433	6,419	4,000

Total operating expenses	2,075	1,433	6,419	4,000

Operating income	(47)	15,910	654	19,736

Other income (expense):
Interest income	—	28	5	61
Interest expense	—	—	—	(130)

Total other income (expense)	—	28	5	(69)

Income before taxes	(47)	15,938	659	19,667
Income tax (benefit) provision	(100)	(515)	—	881

Net income	$53	$16,453	$659	$18,786

Basic net income per share	$0.01	$3.69	$0.15	$4.21

Diluted net income per share	$0.01	$3.68	$0.15	$4.21

Weighted average shares used in basic per share computations	4,480	4,464	4,475	4,464

Weighted average shares used in diluted per share computations	4,482	4,466	4,475	4,466

See accompanying notes to condensed financial statements.

Trimeris, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$659	$18,786
Adjustments to reconcile net income to net cash provided by (used in) provided by operating activities:
Patent costs expensed and amortized	730	608
Amortization of deferred revenue – Roche	(1,039)	(199)
Stock compensation expense	470	666
Accrued marketing costs	—	(18,528)
Changes in operating assets and liabilities:
Accounts receivable - Roche	411	476
Prepaid expenses	42	(41)
Advanced payment - Roche	5,468	716
Taxes payable	78	(4,271)
Accrued compensation	(201)	318
Accrued expenses	617	(2,159)

Net cash provided by (used in) operating activities	7,235	(3,628)

Cash flows from investing activities:
Maturities of investment securities available-for-sale	—	1,019
Patent costs	(176)	(676)

Net cash (used in) provided by investing activities	(176)	343

Cash flows from financing activities:
Proceeds from exercise of stock options	165	—

Net cash provided by financing activities	165	—

Net increase in cash and cash equivalents	7,224	(3,285)
Cash and cash equivalents, beginning of period	45,164	47,420

Cash and cash equivalents, end of period	$52,388	$44,135

See accompanying notes to condensed financial statements.

TRIMERIS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

On November 2, 2011, Tesla Merger Sub, Inc., a Delaware corporation (“Merger Sub”), a wholly owned subsidiary of Trimeris, Inc., a Delaware corporation (“Trimeris”), completed its merger (the “Merger”) with and into Synageva BioPharma Corp., a Delaware corporation (“Privately Held Synageva or Private Synageva”) with Private Synageva surviving the Merger. The Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization (“the Merger Agreement”), dated June 13, 2011, by and among Trimeris, Private Synageva, and Merger Sub. Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of Private Synageva capital stock was converted into the right to receive approximately 0.413 shares of Trimeris common stock. In connection with the completion of the Merger, on November 2, 2011, Trimeris filed a Certificate of Amendment to its Fifth Amended and Restated Certificate of Incorporation, effecting a one-for-five reverse stock split of Trimeris’ issued and outstanding common stock (the “Reverse Stock Split”) and changed its name from “Trimeris, Inc.” to “Synageva BioPharma Corp.” (“the combined company,” “Synageva,” “we,” “our,” “us” or the “Company”). Except as described in Note 7 “Subsequent Event,” the accompanying unaudited condensed financial statements do not give effect to the Merger. The historical financial statements have been labeled Trimeris, Inc. for the purposes of this filing, which was the entity name in effect for the historical periods presented.

Prior to the Merger, the Company pioneered the development of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like the Human Immunodeficiency Virus (“HIV”), the Company’s first and only commercial product, FUZEON (whose generic name is enfuvirtide, originally known as T-20), offers a novel mechanism of action to treat and potentially prevent the transmission of HIV.

On May 25, 2011, the Company and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”) entered into the Roche License Agreement, effective as of January 1, 2011 (the “Roche License Agreement”), pursuant to which Roche has an exclusive license to manufacture and sell FUZEON worldwide and the Company receives royalty payments equal to 16% of worldwide net sales of FUZEON (as defined in the Roche License Agreement) occurring from and after January 1, 2011. The Roche License Agreement superseded and replaced the prior Development and License Agreement, dated July 1, 1999, between the Company and Roche, as amended, regarding the development and marketing of FUZEON and certain other compounds (the “Prior Development and License Agreement”), and the prior Research Agreement, dated January 1, 2000, between the Company and Roche, as amended, regarding the discovery, development, and commercialization of certain additional fusion inhibitor peptides (the “Prior Research Agreement” and together with the Prior Development and License Agreement, the “Prior Roche Agreements”).

The financial results reported in this Quarterly Report on Form 10-Q reflect the Company’s new royalty arrangement with Roche under the Roche License Agreement for the third quarter ended September 30, 2011. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the quarters and nine month periods ended September 30, 2011 and September 30, 2010 are not directly comparable.

Under the Prior Development and License Agreement, Roche had an exclusive license to manufacture and sell FUZEON worldwide, and the Company and Roche shared profits equally from the sale of FUZEON in the U.S. and Canada and the Company received royalties from Roche on net sales of FUZEON outside of the U.S. and Canada. FUZEON is manufactured and distributed by Roche through Roche’s sales and distribution network throughout the world in countries where regulatory approval has been received.

The Roche License Agreement accounted for 100% of the Company’s revenue for the nine months ended September 30, 2011. The Prior Development and License Agreement provided substantially all of the Company’s revenue for the nine months ended September 30, 2010. Substantially all of the Company’s accounts receivable at September 30, 2011 and December 31, 2010 were comprised of receivables from Roche. See Note 3 “Roche Collaboration” below.

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results that may be expected for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 14, 2011 and the Current Report on Form 8-K filed with the SEC on November 3, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. BASIC AND DILUTED NET INCOME PER SHARE

In accordance with Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”), Topic 260, “Earnings Per Share,” basic net income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share of common stock reflects the maximum dilutive effect of common stock issuable upon exercise of stock options and restricted stock. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by FASB ASC Topic 718, “Compensation-Stock Compensation”. The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2011 and September 30, 2010 (in thousands, except per share amounts):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Numerator:
Net income	$53	$16,453	$659	$18,786
Denominator:
Weighted average common shares	4,480	4,464	4,475	4,464

Denominator for basic calculation	4,480	4,464	4,475	4,464
Restricted stock and restricted stock units	2	2	—	2
Options	—	—	—	—

Denominator for diluted calculation	4,482	4,466	4,475	4,466

Net income per share:
Basic	$0.01	$3.69	$0.15	$4.21

Diluted	$0.01	$3.68	$0.15	$4.21

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three and nine months ended September 30, 2011, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 340,000 shares and 300,000 shares, respectively. For the three and nine months ended September 30, 2010, the number of anti-dilutive shares issuable upon exercise of options that were excluded, as calculated based on the weighted average closing price of the Company’s common stock for these periods, amounted to approximately 420,000 and 360,000 shares.

At September 30, 2011, there were options to purchase 372,800 shares of common stock outstanding. At September 30, 2010, there were options to purchase 460,000 shares of common stock and 6,000 shares of restricted stock outstanding.

3. ROCHE COLLABORATION

Historical Relationship

The Company’s only significant source of revenue is from sales of FUZEON. From 1999 until 2011, the Company and Roche operated under the Prior Roche Agreements to develop and commercialize FUZEON and certain other compounds. The Prior Roche Agreements were amended several times, most recently, in March 2007, to limit the Prior Roche Agreements to the development and commercialization of FUZEON.

Under the Prior Roche Agreements, Roche had an exclusive license to manufacture and sell FUZEON worldwide, and the Company and Roche shared profits equally from the sale of FUZEON in the U.S. and Canada and the Company received royalties from Roche on net sales of FUZEON outside of the U.S. and Canada.

The Roche License Agreement

On May 25, 2011, the Company entered into the Roche License Agreement with Roche, pursuant to which Roche has an exclusive license to manufacture and sell FUZEON worldwide and the Company receives royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. The Roche License Agreement superseded and replaced the Prior Roche Agreements. Under the Roche License Agreement, Roche may deduct from its royalty payments to the Company 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis Vaccines and Diagnostics, Inc. (“Novartis”) under the settlement agreement entered into among the Company, Roche and Novartis discussed below in Note 6 “Commitments and Contingencies.” To calculate the royalty revenue paid to the Company, a 5.5% distribution charge is deducted from Roche’s reported net sales, and the Company receives a 16% royalty on the adjusted net sales amount. Additionally, the Company and Roche each released and discharged the other from any and all claims and disputes relating to the Prior Roche Agreements, including the previously disclosed dispute regarding cost of goods sold, and Roche paid the Company $4.9 million in settlement of all such claims and disputes. The Company recorded certain adjustments relating to the accounting impact of the settlement of the prior disputes and write-off of our advance payments asset. These adjustments resulted in a net gain of $1.5 million and is reflected in “collaboration income and royalty revenue” for the nine months ended September 30, 2011.

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

Collaboration Income and Royalty Revenue

Under the Prior Development and License Agreement, the Company shared profits from the sale of FUZEON in the U.S. and Canada equally with Roche, which, following certain adjustments, has been reported as collaboration income or loss in the Company’s statements of operations as a component of revenue for periods ending before June 30, 2011. Collaboration income or loss was calculated as follows: Total gross sales of FUZEON in the U.S. and Canada were reduced by any discounts, returns or rebates resulting in total net sales. Net sales were reduced by cost of goods sold resulting in gross profit. Gross profit was reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. The Company’s share of the operating income or loss was then adjusted for certain expenses attributable only to the Company and reported as collaboration income as a component of revenue. The sharing of expenses was according to contractual arrangements and was not equal in all cases. Revenue was recognized when Roche shipped the product and title and risk of loss passed to wholesalers. Under the Roche License Agreement, the Company receives only royalty revenue based upon FUZEON sales and will no longer receive collaboration income or loss.

Under the Prior Development and License Agreement, the Company also received royalties on sales of FUZEON in countries outside of the U.S. and Canada. Roche was responsible for all activities related to FUZEON outside of the U.S. and Canada, including regulatory, manufacturing, sales and distribution. Royalty revenue represented the royalty payment earned from Roche based on total net sales of FUZEON outside the U.S. and Canada. To calculate the royalty revenue, an 8% distribution charge was deducted from Roche’s reported net sales, and the Company received a royalty on the adjusted net sales amount. The royalty rate reported by the Company in its quarterly reports for periods ending on or before June 30, 2010 was 12%. In October 2010, Roche reduced the royalty paid to Trimeris on sales outside the U.S. and Canada from 12% to 6% with application retroactive to January 1, 2010 and royalties reported by Trimeris prior to the quarter ended June 30, 2011 are based upon such reduced rate.

In accordance with the Roche License Agreement, effective January 1, 2011, the royalty rate is 16% for all worldwide net sales of FUZEON and the distribution charge is 5.5%. The financial results reported in periods prior to the quarter ended June 30, 2011 reflect the Company’s prior royalty arrangement with Roche under the Prior Development and License Agreement. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the quarters and nine month periods ended September 30, 2011 and September 30, 2010 are not directly comparable. Total net sales of FUZEON in the U.S. and Canada were $18.7 million and $24.2 million during the nine months ended September 30, 2011 and September 30, 2010, respectively. Total net sales of FUZEON in the U.S. and Canada were $6.3 million and $9.0 million during the three months ended September 30, 2011 and September 30, 2010, respectively. Total net sales of FUZEON outside the U.S. and Canada were $21.5 million and $41.2 million during the nine months ended September 30, 2011 and September 30, 2010, respectively. Total net sales of FUZEON outside the U.S. and Canada were $8.4 million and $9.3 million during the three months ended September 30, 2011 and September 30, 2010, respectively.

Under both the Roche License Agreement and the Prior Development and License Agreement, Roche is responsible for the manufacture, sales, marketing and distribution of FUZEON. Since August 2011, Roche has contracted with a third-party manufacturer that manufactures bulk quantities of FUZEON drug. The finished drug product is then shipped to another Roche facility for distribution. Roche’s sales force is responsible for selling FUZEON.

Under both the Roche License Agreement and the Prior Development and License Agreement, the Company does not and did not have the ability or right to co-market FUZEON or field its own FUZEON sales force. All third-party contracts for manufacturing, distribution, sale, and reimbursement are between Roche and the third party. The Company is not a party to any of the material contracts in these areas.

Under the Prior Development and License Agreement, Roche provided the Company with information on manufacturing, sales and distribution of FUZEON. Roche was responsible for estimating reductions to gross sales for expected returns of expired products, government rebate programs, such as Medicaid reimbursements, and customer incentives, such as cash discounts for prompt payment. The Company reviewed these items for accuracy and reasonableness.

Capitalization of Patent Costs

The costs of patents are capitalized and are amortized using the straight-line method over the estimated remaining lives of the patents, either 17 years from the date the patent is granted or 20 years from the initial filing of the patent, depending on the patent. These costs are primarily legal fees and filing fees related to the prosecution of patent filings. The Company performs a continuous evaluation of the carrying value and remaining amortization periods of these costs. In the event expected future benefits to be derived from any patents are less than their carrying value, the related costs are expensed at that time. During the nine months ended September 30, 2011, approximately $485,000 of patent costs were written off.

Accrued Marketing Costs

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

On September 23, 2010, the Company and Roche entered into an agreement relieving the Company of any obligation to repay certain deferred marketing expenses (the “Deferred Marketing Expenses Agreement”). The Deferred Marketing Expenses Agreement relates to the parties’ collaboration for the development and commercialization of FUZEON. Under the Prior Development and License Agreement, the Company and Roche had agreed that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to repayment by the Company, assuming certain terms and conditions were met. Pursuant to the Deferred Marketing Expenses Agreement, the Company is no longer obligated to pay these deferred marketing expenses to Roche. As a result, the Company made a one-time increase in collaboration income of $18.7 million in the third quarter of 2010. The Company is no longer obligated to pay these deferred marketing expenses to Roche.

Under the Roche License Agreement, the Company is not responsible for any FUZEON selling and marketing expenses.

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

Under the Roche License Agreement, the Company is not responsible for any of Roche’s capital investments in its manufacturing facility and no longer receives the credits described above. Consequently, the Company wrote off the advanced payment balance of approximately $5.3 million, net of capitalized variances, in the quarter ended June 30, 2011 as there will no longer be future value associated with these payments.

4. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. In accordance with its investment policy, the Company limits the amount of credit exposure with any one issuer. These investments are generally not collateralized and typically mature within one to two years. The Company did not have any available-for-sale securities for the three and nine months ended September 30, 2011.

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

The following tables set forth, by level, within the fair value hierarchy, financial assets and liabilities accounted for at fair value under ASC 820 as of September 30, 2011 and September 30, 2010:

September 30, 2011 :

	Total	Quoted Prices in Active Markets	Other Observable Inputs	Un-observable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Money market funds	$52,388	$52,388	$—	$—

Total as of September 30, 2011	$52,388	$52,388	$—	$—

September 30, 2010 :

	Total	Quoted Prices in Active Markets	Other Observable Inputs	Un-observable Inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Money market funds	$44,134	$44,134	$—	$—

Total as of September 30, 2010	$44,134	$44,134	$—	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

5. INCOME TAXES

The Company recognized an income tax expense/benefit of $0 and income tax expense of $881,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

At December 31, 2010, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $302.2 million, which expire in varying amounts between 2018 and 2025. The Company has determined that an ownership change as defined under Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”) occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $6.4 million of NOL carryforwards will be available for utilization prior to 2025.

As of September 30, 2011, the Company recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of the Company’s NOL carryforwards. In the future, the Company may reduce the valuation allowance over its NOL carryforwards and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent NOL carryforwards and tax credit carryovers which the Company generated prior to achieving profitability.

6. COMMITMENTS AND CONTINGENCIES

On September 23, 2010, the Company and Roche entered into a settlement agreement (the “Settlement Agreement”) with Novartis settling a lawsuit filed by Novartis against the Company, as well as Roche and certain of its affiliated entities, alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”). On September 28, 2010, the lawsuit was dismissed with prejudice from the Eastern District of North Carolina. Under the terms of the Settlement Agreement, the Company’s collaboration with Roche has the right to continue to sell FUZEON under a license to Novartis’ ‘271 Patent. In exchange for the grant of this license, together with Roche, the Company agreed to pay royalties to Novartis on net sales of FUZEON of 1.5% on sales occurring in the U.S. and Canada in a calendar year, and 1% on sales outside of the U.S. and Canada in a calendar year. The royalty rate payable to Novartis increases to 3% in the U.S. and Canada and 1.5% on sales outside the U.S. and Canada on any portion of FUZEON sales in excess of $50 million in the relevant region in a calendar year. Additional royalty rate tiers would apply to sales that exceed $100 million in a region in a calendar year. Roche and the Company share responsibility for payment of these royalties equally. The Company’s share of the payments to Novartis for the three and nine months ended September 30, 2011 was approximately $89,500 and $248,000, respectively.

7. SUBSEQUENT EVENT

On November 2, 2011, following approval of the respective stockholders of Trimeris and Private Synageva, Merger Sub completed the Merger with and into Private Synageva. The Merger was effected pursuant to the Merger Agreement. Private Synageva is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical needs. The Merger is expected to expand the Company’s access to several development stage drug candidates. The Merger will be accounted for as a reverse merger under the acquisition method of accounting. Under the acquisition method of accounting, Private Synageva will be treated as the accounting acquiror and Trimeris will be treated as the “acquired” company for financial reporting purposes because, immediately upon completion of the Merger, Private Synageva stockholders prior to the Merger hold a majority of the voting interest of the combined company. The total purchase price for Trimeris was approximately $70 million and will be allocated to identifiable tangible and intangible assets existing as of November 2, 2011 with any residual amount recorded as goodwill. The Company will expense transaction costs as incurred.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each outstanding share of Private Synageva capital stock was converted into the right to receive approximately 0.413 shares of Trimeris common stock (the “Exchange Ratio”). In addition, at the Effective Time: (i) all outstanding options to purchase shares of Private Synageva common stock were assumed by Trimeris and converted into options to purchase shares of Trimeris common stock, in each case appropriately adjusted based on the Exchange Ratio; and (ii) all outstanding warrants to purchase shares of the capital stock of Private Synageva were assumed by Trimeris and converted into warrants to purchase shares of Trimeris common stock, in each case appropriately adjusted based on the Exchange Ratio. As of the Effective Time, former stockholders of Private Synageva held approximately 75% of the combined company, calculated on a fully-diluted basis, and former stockholders of Trimeris held approximately 25% of the combined company, calculated on a fully-diluted basis, in each case excluding those shares of Trimeris common stock held by the former Private Synageva stockholders immediately prior to the Effective Time. No fractional shares of Trimeris common stock were issued in connection with the Merger. Instead, Private Synageva stockholders received cash in lieu of any fractional shares of Trimeris common stock that such stockholders would otherwise have been entitled to receive in connection with the Merger. Pursuant to the terms of the Merger Agreement, stockholders of Private Synageva will be subject to a staggered six-month lock-up on the sale of shares of Trimeris common stock received in the Merger. The accompanying financial statements and notes to financial statements give retroactive effect to the reverse stock split for all periods presented.

In connection with the completion of the Merger, on November 2, 2011, Trimeris filed a Certificate of Amendment to its Fifth Amended and Restated Certificate of Incorporation, effecting (“the Reverse Stock Split”). As a result of the Reverse Stock Split, each five shares of Trimeris common stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of Trimeris common stock. No fractional shares of Trimeris common stock were issued as a result of the Reverse Stock Split and any Trimeris stockholder who otherwise would have been entitled to receive fractional shares is entitled to receive cash in an amount, without interest, determined by multiplying such fraction of a share by $15.35, the closing price of a share of Trimeris common stock on the Nasdaq Global Market on November 2, 2011, after giving effect to the Reverse Stock Split. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying, Trimeris stock options, warrants and other derivative securities outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the one-for-five split ratio in accordance with the terms of such options, warrants or other derivative securities, as the case may be.

After giving effect to the Reverse Stock Split and the Merger, the Company has approximately 17.5 million shares of common stock outstanding. The Reverse Stock Split did not alter the par value of the Trimeris common stock or modify any voting rights or other terms of the common stock.

Also in connection with the completion of the Merger, Trimeris changed its name from “Trimeris, Inc.” to “Synageva BioPharma Corp.”

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

Overview

Recent Developments

Merger with Private Synageva

On November 2, 2011, Merger Sub completed the Merger with and into Private Synageva. The Merger was effected pursuant to the Merger Agreement, with Private Synageva surviving the Merger.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Private Synageva capital stock was converted into the right to receive approximately 0.413 shares of Trimeris common stock (the “Exchange Ratio”). In addition, at the Effective Time: (i) all outstanding options to purchase shares of Private Synageva common stock were assumed by Trimeris and converted into options to purchase shares of Trimeris common stock, in each case appropriately adjusted based on the Exchange Ratio; and (ii) all outstanding warrants to purchase shares of the capital stock of Private Synageva were assumed by Trimeris and converted into warrants to purchase shares of Trimeris common stock, in each case appropriately adjusted based on the Exchange Ratio. As of the Effective Time, former stockholders of Private Synageva held approximately 75% of the combined company, calculated on a fully-diluted basis, and former stockholders of Trimeris held approximately 25% of the combined company, calculated on a fully-diluted basis, in each case excluding those shares of Trimeris held by the former Private Synageva stockholders immediately prior to the Effective Time. No fractional shares of Trimeris common stock were issued in connection with the Merger. Instead, Private Synageva stockholders received cash in lieu of any fractional shares of Trimeris common stock that such stockholders would otherwise be entitled to receive in connection with the Merger. Pursuant to the terms of the Merger Agreement, stockholders of Private Synageva will be subject to a staggered six-month lock-up on the sale of shares of Trimeris common stock received in the Merger.

In connection with the completion of the Merger, on November 2, 2011, Trimeris filed a Certificate of Amendment to its Fifth Amended and Restated Certificate of Incorporation, effecting the Reverse Stock Split. As a result of the Reverse Stock Split, each five shares of Trimeris common stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of Trimeris common stock. No fractional shares of Trimeris common stock were issued as a result of the Reverse Stock Split and any Trimeris stockholder who otherwise would have been entitled to receive fractional shares is entitled to receive cash in an amount, without interest, determined by multiplying such fraction of a share by $15.35, the closing price of a share of Trimeris common stock on the Nasdaq Global Market on November 2, 2011, after giving effect to the Reverse Stock Split. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying, Company stock options, warrants and other derivative securities outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the one-for-five split ratio in accordance with the terms of such options, warrants or other derivative securities, as the case may be.

After giving effect to the Reverse Stock Split and the Merger, the Company has approximately 17.5 million shares of common stock outstanding. The Reverse Stock Split did not alter the par value of the Trimeris common stock or modify any voting rights or other terms of the common stock.

Also in connection with the completion of the Merger, Trimeris changed its name from “Trimeris, Inc.” to “Synageva BioPharma Corp. The stock of the Company began trading on the Nasdaq Global Market under the symbol “GEVA” on November 3, 2011.

Upon completion of the Merger, Julian Baker, Martin Mattingly and James Thomas resigned from the board of directors of the Company (the “Board”) and Sanj K. Patel, Srini Akkaraju, Stephen F. Biggar, Mark Goldberg, Thomas R. Malley and Robyn Samuels were appointed to the Board. Felix J. Baker, Stephen R. Davis and Barry Quart continue to serve as members of the Board. Also upon completion of the Merger, Martin Mattingly and James Thomas were removed as the Company’s Chief Executive Officer and Chief Financial Officer, respectively; however they will remain employed by the Company for a period of 60 days following the completion of the Merger to provide transition services. In addition, Sanj K Patel, Carsten Boess and Chris Heberlig were appointed President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the Company, respectively.

Except as expressly set forth in this Quarterly Report on Form 10-Q, the information presented in this document does not give effect to the Merger or the Reverse Stock Split.

FUZEON and the Company’s Relationship with Roche

Prior to the Merger, the Company’s principal business was related to receipt of royalties from Roche on sales of FUZEON. The Company pioneered the development of a class of antiviral drug treatments called fusion inhibitors. Fusion inhibitors prevent viral fusion, a complex process by which viruses attach to, penetrate and infect host cells. If a virus cannot enter a host cell, the virus cannot replicate. By inhibiting the fusion process of particular types of viruses, like HIV, the Company’s first and only commercial product, FUZEON (whose generic name is enfuvirtide, originally known as T-20), offers a novel mechanism of action to treat and potentially prevent the transmission of HIV.

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

In late 2007, the Company shifted its corporate strategy to maximizing cash flows from FUZEON, advancing its only remaining drug candidate, TRI-1144, to a value-creating milestone if possible, and exploring strategic alternatives for the Company. As a result of this shift in strategic emphasis, the Company did not staff a research and development function from late 2008 until completion of the Merger.

On May 25, 2011, we and Roche entered into the Roche License Agreement, effective as of January 1, 2011, pursuant to which Roche has an exclusive license to manufacture and sell FUZEON worldwide and we receive royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. The Roche License Agreement superseded and replaced the Prior Roche Agreements.

Under the Roche License Agreement, Roche may deduct from its royalty payments to the Company 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis under the Settlement Agreement. To calculate the royalty revenue, a 5.5% distribution charge is deducted from Roche’s reported net sales, and the Company receives a 16% royalty on the adjusted net sales amount.

Under the Prior Development and License Agreement, Roche had an exclusive license to manufacture and sell FUZEON worldwide, the Company and Roche shared profits equally from the sale of FUZEON in the U.S. and Canada, and we received royalties from Roche on net sales of FUZEON outside the U.S. and Canada.

Pursuant to the Roche License Agreement, we and Roche each agreed to release and discharge the other from any and all claims and disputes relating to the Prior Roche Agreements, including the previously disclosed dispute regarding the calculation of cost of goods sold, and Roche agreed to pay the Company a net payment of $4.9 million in settlement of all such claims and disputes. Under the Roche License Agreement, cost of goods sold is no longer a component in the payment structure between the Company and Roche.

The financial results reported in this Quarterly Report on Form 10-Q reflect the Company’s new royalty arrangement with Roche under the Roche License Agreement. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the quarters and nine month periods ended September 30, 2011 and September 30, 2010 are not directly comparable. For the quarter ended September 30, 2011, the Company recorded a net income of $53,000, or $0.00 per share, compared to net income of $16.5 million or $0.74 per share, in the quarter ended September 30, 2010. This result was primarily driven by an increase in general and administrative expenses related to the Merger. Prior year results also include a one-time increase in collaboration income in the amount of $18.7 million in accordance with the Deferred Marketing Expenses Agreement which relieved us of any obligation to repay certain deferred marketing expenses. In addition, collaboration income and royalty revenue for the nine months ended September 30, 2010 also includes $2.7 million settlement paid to Novartis related to the U.S. patent infringement suit for FUZEON.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

Revenues

Our only significant source of revenue is from the sale of FUZEON. The table below presents our revenue sources for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the three month periods ended September 30, 2011 and September 30, 2010 are not directly comparable.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2011	2010
Milestone revenue	$—	$67	$(67)
Collaboration income and royalty revenue	2,028	17,276	(15,248)

Total revenue	$2,028	$17,343	$(15,315)

Total revenue for the three months ended September 30, 2011 was $2.0 million compared with $17.3 million for the same period in 2010. The decrease in revenue for the quarter was attributable to $18.7 million relief of certain deferred marketing expenses in the prior year offset, in part, by a $2.7 million payment to Novartis for the patent infringement settlement during the prior year.

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche. We had been recognizing milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents. Under the Roche License Agreement, however, deferred revenue was fully recognized during the second quarter of 2011.

Collaboration Income and Royalty Revenue: As described above, pursuant to the Roche License Agreement, Roche pays us a royalty equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. Roche may deduct from its royalty payments to us 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis under the Settlement Agreement. To calculate the royalty revenue payable to us, a 5.5% distribution charge is deducted from Roche’s reported net sales, and we receive a 16% royalty on the adjusted net sales amount. Pursuant to the Roche License Agreement, the parties agreed to cease sharing profits from the sale of FUZEON in the U.S. and Canada.

Under the Prior Development and License Agreement, we shared profits from the sale of FUZEON in the U.S. and Canada equally with Roche, which, following certain adjustments, has been reported as collaboration income or loss in our statements of operations as a component of revenue for periods ending before September 30, 2011. Collaboration income or loss was calculated as follows: Total gross sales of FUZEON in the U.S. and Canada were reduced by any discounts, returns or rebates resulting in total net sales. Net sales were reduced by cost of goods sold resulting in gross profit. Gross profit was reduced by selling, marketing and other expenses related to the sale of FUZEON, resulting in operating income or loss. Our share of the operating income or loss was then adjusted for certain expenses attributable only to us and reported as collaboration income as a component of revenue. The sharing of expenses was according to contractual arrangements and was not equal in all cases. Revenue was recognized when Roche shipped the product and title and risk of loss passed to wholesalers. Under the Roche License Agreement, we receive only royalty revenue based upon FUZEON sales and will no longer receive collaboration income or loss.

In addition, under the Prior Development and License Agreement, we received royalty revenue for total net sales of FUZEON outside the U.S. and Canada. To calculate the royalty revenue, an 8% distribution charge was deducted from Roche’s reported net sales, and we received a royalty on the adjusted net sales amount. The royalty rate reported by us in our quarterly reports for periods ending on or before September 30, 2010 was 12%. In October 2010, Roche reduced the royalty paid to us on sales outside the U.S. and Canada from 12% to 6% with application retroactive to January 1, 2010 and royalties reported by Trimeris prior to the quarter ended September 30, 2011 are based upon such reduced rate. Effective January 1, 2011, the royalty rate is 16% for all worldwide net sales of FUZEON and the distribution charge is 5.5% in accordance with the Roche License Agreement. The financial results reported in prior periods reflected the Company’s prior royalty arrangement with Roche under the Prior Development and License Agreement. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the quarters and six month periods ended September 30, 2011 and September 30, 2010 are not directly comparable.

Collaboration income and royalty revenue decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily as a result of decreased worldwide net sales. The table below shows worldwide net sales for the three months ended September 30, 2011 and 2010.

(in millions)	For the Three Months Ended
	September 30, 2011	September 30, 2010	$ Change
North American Net Sales	$6.3	$9.0	$(2.7)
ROW Net Sales	8.4	9.3	(0.9)

Worldwide Net Sales	$14.7	$18.3	$(3.6)

Brazil purchase*	$—	$—	$—

*	Included in ROW Net Sales and Worldwide Net Sales.

For the three months ended September 30, 2011, the net sales decline in North America resulted mainly from patients switching to a more convenient dosing alternative, while the ROW decline stems in large part from the variability in buying patterns of certain countries that either do not purchase FUZEON every quarter, such as Brazil, or that purchase FUZEON in quantities that vary significantly from quarter to quarter. FUZEON sales continue to be impacted by the market introduction of three new oral HIV agents in 2007 and 2008. As these orally available agents have achieved more widespread use, we have seen a significant drop in FUZEON sales. It is our view that the long-term effect of novel drug regimens based on new market entrants will be influenced by the clinical success or failure of non-FUZEON containing treatment regimens prescribed for treatment-experienced patients. FUZEON sales levels to date in 2011 are significantly lower than sales levels in 2010 and we believe this year-over-year decline will continue through 2011.

General and Administrative Expenses

The table below presents our general and administrative expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

(in thousands)	Three Months Ended September 30,		Increase (Decrease)
	2011	2010
Total general and administrative expenses	$2,075	$1,433	$642

Total general and administrative expenses increased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 mainly as a result of increased fees payable to legal and financial advisors, as well as other administrative expenses related to the Merger.

Other Income (Expense): The table below presents our other income (expense) for the three months ended September 30, 2011 and September 30, 2010.

(in thousands)	Three Months Ended September 30,
	2011	2010	Increase (Decrease)
Interest income	$—	$28	$(28)

Total other income (expense), net	$—	$28	$(28)

Other income (expense) consists of interest income. Interest income decreased for the three months ended September 30, 2011 primarily due to lower interest rates within the Company’s investment portfolios. Interest income for 2011 will depend on several factors—primarily our average cash balance and the interest rate environment.

Income Tax Provision

We recognized an income tax benefit of $100,000 for the three months ended September 30, 2011 and an income tax benefit of $515,000 for the three months ended September 30, 2010.

At December 31, 2010, the Company had NOL carryforwards for federal tax purposes of approximately $302.2 million, which expire in varying amounts between 2018 and 2025. We have determined that an ownership change as defined under IRC Section 382 occurred during 2008. The effect of this ownership change was the imposition of a $457,000 annual limitation on the use of NOL carryforwards attributable to periods before the change. This annual limitation will result in the expiration of NOL carryforwards before they become available for utilization. Based on the $457,000 annual limitation, the Company anticipates that a total of approximately $6.4 million of NOL carryforwards will be available for utilization prior to 2025.

As of September 30, 2011, we have recognized a deferred tax benefit of $480,000 related to the anticipated future use of some of our NOL carryforwards. In the future, we may reduce the valuation allowance over our NOL carryforwards and recognize an additional deferred tax benefit. Management assesses this potential based upon all available evidence, including the last several quarters of profitability and forecasts. At the end of the second quarter, management determined that it was not appropriate to reduce the valuation allowance to recognize additional benefit.

The Company continues to carry a full valuation allowance on its other deferred tax assets, the majority of which represent NOL carryforwards and tax credit carryovers which we generated prior to achieving profitability.

RESULTS OF OPERATIONS

Comparison of Nine months ended September 30, 2011 and September 30, 2010

Revenues

Our only significant source of revenue is from the sale of FUZEON. The table below presents our revenue sources for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Because the Roche License Agreement fundamentally changed the calculation of amounts payable to the Company, comparisons of financial results between the nine month periods ended September 30, 2011 and September 30, 2010 are not directly comparable.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010
Milestone revenue	$1,039	$199	$840
Collaboration and royalty revenue	6,034	23,537	(17,503)

Total revenue	$7,073	$23,736	$(16,663)

Total revenue for the nine months ended September 30, 2011 was $7.1 million compared with $23.7 million for the same period in 2010.

Milestone revenue: Total milestone revenue represents the amortization of achieved milestones under our collaboration with Roche. The Company has been recognizing milestones with remaining unrecognized balances on a straight-line basis through the expiration of certain FUZEON patents. Under the Roche License Agreement, however, deferred revenue was fully recognized during the second quarter of 2011 in the amount of $973,000. Milestone revenue for the nine months ended September 30, 2011 includes $66,000 of amortized milestone revenue recognized in the first quarter of 2011 in accordance with the Prior Roche Agreements.

Collaboration Income and Royalty Revenue: Collaboration income and royalty revenue decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily as a result of decreased worldwide net sales. The table below shows worldwide net sales for the nine months ended September 30, 2011 and 2010.

(in millions)	For the Nine Months Ended
	September 30, 2011	September 30, 2010	$ Change
North American Net Sales	$18.7	$24.2	$(5.5)
ROW Net Sales	21.5	41.2	(19.7)

Worldwide Net Sales	$40.2	$65.4	$(25.2)

Brazil purchase*	$—	$15.8	$(15.8)

*	Included in ROW Net Sales and Worldwide Net Sales.

For the nine months ended September 30, 2011, the net sales decline in North America has resulted mainly from patients switching to a more convenient dosing alternative, while the ROW decline stems in large part from the variability in buying patterns of certain countries that either do not purchase FUZEON every quarter, such as Brazil, or that purchase FUZEON in quantities that vary significantly from quarter to quarter.

Collaboration income and royalty revenue decreased during the quarter ended September 30, 2011, as compared to the same period in 2010. The following was recognized in collaboration income and royalty revenue for the nine months ended September 30, 2011 as a result of entering into the Roche License Agreement: (1) a $4.9 million settlement payment from Roche and (2) relief of a $1.0 million liability for excess capacity charges. These amounts were offset by a write-off of the advanced payment balance, net of capitalized variances, in the amount of $5.3 million and payments to Novartis for the Company’s share of royalties in the amount of $158,600. In addition, collaboration income and royalty revenue for the nine months ended September 30, 2011 includes an immaterial adjustment to reflect the difference in royalty revenues during the quarter ended March 31, 2011 to account for the Roche License Agreement. Total revenue in the prior year includes an $18.7 million relief of certain deferred marketing expenses offset, in part, by a $2.7 million payment to Novartis for the patent infringement settlement during the prior year.

General and Administrative Expenses

The table below presents our general and administrative expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

(in thousands)	Nine Months Ended September 30,		Increase (Decrease)
	2011	2010
Total general and administrative expenses	$6,419	$4,000	$2,419

Total general and administrative expenses increased for the nine months ended September 30, 2011 compared to the nine months ended June 30, 2010 mainly as a result of increased fees payable to legal and financial advisors, as well as other administrative expenses related to the Merger.

Other Income (Expense): The table below presents our other income (expense) for the nine months ended September 30, 2011 and September 30, 2010.

(in thousands)	Nine Months Ended September 30,
	2011	2010
Interest income	$5	$61
Interest expense	—	(130)

Total other income (expense), net	$5	$(69)

Other income (expense) consists of interest income and interest expense. Interest income decreased for the six months ended September 30, 2011 primarily due to lower interest rates within the Company’s investment portfolios.

Income Tax Provision

We recognized an income tax expense/benefit of $0 for the nine months ended September 30, 2011 as compared to an income tax expense of $881,000 for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The table below presents our cash flows for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

(in thousands)	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$7,235	$(3,628)
Net cash (used in) provided by investing activities	(176)	343
Net cash provided by financing activities	165	—

Net increase in cash and cash equivalents	7,224	(3,285)
Cash and cash equivalents, beginning of period	45,164	47,420

Cash and cash equivalents, end of period	$52,388	$44,135

Operating Activities. Since 2003, we have financed our operations primarily through payments received from Roche under the Prior Development and License Agreement. For the nine months ended September 30, 2011, cash provided by operating activities increased primarily as a result of:

•	payments received in 2011 from Roche for FUZEON sales; and

•	a $4.9 million settlement payment received from Roche in accordance relating to the Roche License Agreement; offset by

•	general and administrative expenses, including legal expenses incurred relating to the Merger.

Follow the merger with Private Synageva, the use of the Company’s cash flows for operations will primarily consisted of salaries and wages for its employees, facility and facility-related costs for its office, laboratory, and manufacturing facilities, fees paid in connection with clinical studies, preclinical studies, laboratory supplies, consulting fees, and legal fees. Synageva expects that costs associated with clinical studies will increase in future periods assuming that its lead product candidate, SBC-102 advances into further stages of clinical testing and its other preclinical candidates reach clinical trials. Synageva expects to continue to use cash in operations as it continues to seek to advance its orphan drug programs through clinical development and preclinical testing. In addition, in the future Synageva may owe royalties and other contingent payments to its licensors based on the achievement of developmental milestones, product sales, and other specified objectives.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2011 and September 30, 2010 relates to patent costs.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2011 and September 30, 2010 relates to stock option exercises.

Total Cash, Cash Equivalents and Investment Securities Available-for-Sale. As of September 30, 2011, we had $52.4 million in cash and cash equivalents and investment securities available-for-sale, compared to $45.2 million as of December 31, 2010. The increase in cash resulted primarily from the $4.9 million settlement payment from Roche in accordance with the Roche License Agreement as well as the quarterly royalty payments for sales of FUZEON.

Funding Requirements

Synageva will require substantial funds to continue its research and development programs and to fulfill its planned operating goals. In particular, Synageva’s currently planned operating and capital requirements include the need for working capital to support its research and development activities for SBC-102 and other preclinical candidates that it is seeking to develop, and to fund its general and administrative costs and expenses.

Synageva’s ability to finance itself will depend heavily on its ability to obtain favorable results in the ongoing clinical trials of SBC-102 and to successfully develop and commercialize SBC-102. Synageva may not be able to successfully enter into or continue any corporate collaborations and the timing, amount, and likelihood of it receiving payments under such collaborations is highly uncertain. As a result, Synageva cannot assure that it will attain any further revenue under any collaborations or licensing arrangements. Synageva anticipates that existing cash and cash equivalents following the merger with Private Synageva should enable it to maintain current and planned operations into the first quarter of 2013. Synageva’s future capital requirements, however, may vary from what it currently expects. There are a number of factors that may adversely affect Synageva’s planned future capital requirements and accelerate its need for additional financing, many of which are beyond its control, including the following:

•	unanticipated costs in its research and development programs;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of payments due to licensors of patent rights and technology used in its drug candidates; and

•	unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including litigation costs and technology license fees.

Synageva may seek additional funding through financings of debt or equity. The fundraising environment for emerging life science companies in general is highly volatile. Due to this and various other factors, including currently adverse general market conditions and the early-stage status of Synageva’s development pipeline, additional funding may not be available to Synageva on acceptable terms, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of the Synageva stockholders. Synageva also expects to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require Synageva to relinquish or encumber rights to some of its technologies or drug candidates, and Synageva may not be able to enter into such arrangements on acceptable terms, if at all. If Synageva is unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third-party collaboration or license arrangements, Synageva may be required to curtail or terminate some or all of its development programs, including some or all of its drug candidates.

Contractual Obligations.

Pursuant to the Settlement Agreement with Novartis, Roche and the Company have agreed to pay royalties to Novartis on net sales of FUZEON of 1.5% on sales occurring in the U.S. and Canada in a calendar year, and 1% on sales outside of the U.S. and Canada in a calendar year. The royalty rate payable to Novartis increases to 3% in the U.S. and Canada and 1.5% on sales outside the U.S. and Canada on any portion of FUZEON sales in excess of $50 million in the relevant region in a calendar year. Additional royalty rate tiers would apply to sales that exceed $100 million in a region in a calendar year. Roche the Company share responsibility for payment of these royalties equally. The Company’s share of the payments to Novartis for the three and nine months ended September 30, 2011 was approximately $90,000 and $179,000, respectively.

The Company also has contractual obligations to the New York Blood Center pursuant to a license agreement that requires the Company to make payments based on a contracted term. During the nine months ended September 30, 2011 and September 30, 2010, we expended approximately $61,000 and $164,000, respectively, related to this obligation.

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

Use of Estimates

The methods, estimates, and judgments Synageva uses in applying its most critical accounting policies have a significant impact on the results reported in its consolidated financial statements. Synageva evaluates its estimates and judgments on an ongoing basis. Synageva bases its estimates on historical experience and on assumptions that it believes to be reasonable under the circumstances. Such estimates and judgments include revenue recognition, research and development costs and related accrued expenses, the carrying value of property and equipment, stock based compensation, and certain liabilities, including, but not limited to a warrant liability. Synageva’s experiences and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what Synageva anticipates, and different assumptions or estimates about the future could materially change its reported results.

Synageva believes the following accounting policies are most critical because they are important to the portrayal of its consolidated financial statements and require its most difficult, subjective or complex judgments in the preparation of its consolidated financial statements.

Principles of Consolidation

Synageva’s consolidated financial statements include the accounts of Synageva and its wholly owned subsidiary, Synageva BioPharma Limited, an entity incorporated in the UK. Synageva’s subsidiary commenced operations in May 2011. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s business strategy includes entering into collaborative agreements with biotechnology and pharmaceutical companies. Revenue under collaborations may include the receipt of non-refundable license fees, payments based on achievement of development objectives, reimbursement of research and development costs and royalties on product sales.

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, services are performed or products are delivered, the fee is fixed and determinable, and collection is reasonably assured. Determination of whether persuasive evidence exists and whether delivery has occurred or services have been rendered are based on management’s judgment regarding the fixed nature of the fee charged for deliverables and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for future transactions, revenue recognized could be adversely affected.

Collaboration and License Revenue

The Company recognizes revenue related to collaboration and license agreements in accordance with the provisions of ASC Topics 605-25 “Revenue Recognition—Multiple Element Arrangements” (“ASC Topic 605-25”). In January 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements” for contracts entered into or materially modified after that date. ASU 2009-13 updates the previous multiple-element revenue arrangements guidance. The revised guidance primarily provides three significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value of the undelivered element in order for a delivered item to be treated as a separate unit of accounting; 2) it eliminates the residual method to allocate the arrangement consideration; and, 3) it modifies the fair value requirements of EITF Issue 00-21 by providing “best estimate of selling price” in addition to vendor specific objective evidence and vendor objective evidence for determining the selling price of a deliverable. In addition, the guidance also expands the disclosure requirements for revenue recognition. The adoption of ASU 2009-13 did not have an impact on the Company’s financial position, results of operations or cash flows.

The Company evaluates all deliverables within an arrangement to determine whether or not they provided value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed and determinable at the inception of the arrangement is allocated to the separate units of accounting based on the estimated selling price. The Company may exercise significant judgment in determining whether a deliverable is a separate unit of accounting as well as in estimated the selling prices of such units of accounting.

For multiple element arrangements, including collaboration and license agreements, entered into prior to January 1, 2011, guidance required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the service or product was not individually sold because of its unique features. Under this guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined.

Effective January 1, 2011, the Company determines the selling price of a deliverable using the hierarchy as prescribed in ASC Topic 605-25 based on VSOE, TPE, or BESP. VSOE is based on the price charged when the element sold separately and is the price actually charged for that deliverable. TOE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the price which the Company would transact a sale if the elements of the collaboration and license agreements were sold on a stand-alone basis. When a deliverable is determined to be a separate unit of accounting, the Company will determine the selling price using BESP. The process for determining BESP involves significant judgment on the part of the Company and includes considerations of multiple factors such as estimated direct expenses and other costs and available date.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete the Company’s performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement

Effective January 1, 2011, the Company adopted ASU No. 2010-17, “Milestone Method of Revenue Recognition”, which provides guidance on revenue recognition using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is subject to considerable judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. The adoption of this standard did not impact our financial position or our results of operations for any prior period as the Company did receive any milestone payments prior to January 1, 2011.

Royalty Revenue

Royalty revenues will be recognized based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. To date, none of the Company’s products have been approved, and therefore the Company has not earned any royalty revenue from product sales.

Reimbursement of Costs

Reimbursement of research and development costs by third party collaborators is recognized as revenue provided the Company has determined that it is acting primarily as a principal in the transaction according to the provisions outlined in FASB Codification Topic 605-45, Revenue Recognition, Principal Agent Considerations, the amounts are determinable and collection of the related receivable is reasonably assured.

Grant Revenue

The Company recognizes revenues from grants in the period in which the Company has incurred the expenditures in compliance with the specific restrictions of the grant.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within twelve months from the balance sheet date would be classified as long-term deferred revenue.

Research and Development

Research and development costs are charged to operations when incurred and include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, outside consulting services and other external costs.

Clinical development costs are a significant component of the Company’s research and development expenses. The Company contracts with third parties that perform various clinical trial activities on its behalf in the ongoing development of its product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the work completed. Estimates are developed through discussions with internal clinical personnel and outside service providers based on the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services.

Accrued Expenses Related to Research and Development Programs

As part of the process of preparing its consolidated financial statements, Synageva estimates accrued expenses. This process involves identifying yet to be invoiced services which have been performed on Synageva’s behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in its consolidated financial statements. Examples of estimated accrued expenses include:

•	consulting fees;

•	contract clinical service fees;

•	fees paid to data management organizations and investigators in conjunction with clinical trials; and

•	fees paid to contract manufacturers in conjunction with the production of clinical materials.

In connection with such service fees, Synageva’s estimates are most affected by its understanding of the status, timing and billing of services provided. Although Synageva’s service providers generally invoice it in arrears for services performed, contract agreements may contain prepayment provisions. Synageva records payments made under those provisions in a prepaid account and offsets those amounts when it subsequently incurs costs related to those prepayments. Contracts vary significantly in length and payments thereunder may be for a fixed amount, a variable amount based on actual costs incurred, capped at certain limits, or a combination of any of these elements. Activity levels are monitored through communication with vendors, including detailed invoice and task completion reviews, analysis of expenses against budgeted amounts, and pre-approval of any changes in scope of the services being performed. In the event that Synageva does not identify certain costs which have begun to incur, or it under- or over-estimates the level of services performed or the costs of such services in a given period, its reported expenses for such period could be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. There have been no changes in Synageva’s estimation methodology for accruing contract services fees that had a material effect on its net losses for any of the periods presented herein.

Stock-Based Compensation

Effective January 1, 2006, Synageva adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which generally requires that such transactions be accounted for using a fair-value-based method. Synageva measures compensation cost for stock-based compensation at fair value, including estimated forfeitures, and recognizes the expense as compensation expense using the straight-line method over the period that the recipient is required to provide service in exchange for the award, which generally is the vesting period.

Synageva uses the Black-Scholes option pricing model to measure the fair value of stock options. This model requires significant estimates related to the fair value of its common stock, the option’s expected life, future stock price volatility of the underlying equity security, and the risk-free interest rate for the expected term of the option. In determining the amount of expense to be recorded, Synageva is also required to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. Synageva estimates the forfeiture rate based on historical experience. If actual forfeitures differ significantly from Synageva’s estimates, additional adjustments to compensation expense may be required in future periods. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. Future changes in such assumptions could result in Synageva recording varying levels of stock-based compensation expenses for stock-based compensation awards granted in the future.

Synageva records stock-based compensation expense for stock options granted to non-employees based on the fair value of the stock options which is re-measured over the vesting term resulting in periodic adjustments to stock-based compensation expense.

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

Investment securities are classified as available-for-sale, and are reported at fair value based on quoted market prices and other observable inputs. The cost of securities sold is determined using the specific identification method when computing realized gains and losses. Unrealized gains and losses are included as a component of stockholders’ equity until realized. The Company did not have any available-for-sale securities for the nine months ended September 30, 2011 as all of our cash was invested in money market funds.

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

Based on their evaluation of the disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.    Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing the Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

The failure to integrate successfully the businesses of Trimeris and Old Synageva could adversely affect our future results.

The success of the Merger will depend, in large part, on our ability to realize the anticipated benefits from combining the businesses of Trimeris and Old Synageva.

The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in our failure to achieve some or all of the anticipated benefits of the Merger.

Potential difficulties that may be encountered in the integration process include the following:

•	using our cash and other assets efficiently to develop our business;

•	appropriately managing our liabilities;

•	potential unknown or currently unquantifiable liabilities associated with the Merger and our operations; and

•	performance shortfalls as a result of the diversion of management’s attention caused by integrating the companies’ operations.

Our success will depend in part on relationships with third parties, which relationships may be affected by third-party preferences or public attitudes about the Merger. Any adverse changes in these relationships could adversely affect our business, financial condition, or results of operations.

Our success will be dependent on our ability to maintain and renew the business relationships of both Trimeris and Old Synageva and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition, or results of operations.

We are largely dependent on the success of our leading product candidate, SBC-102. All of our product candidates, including SBC-102, are still in either preclinical or clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize SBC-102, or experiences significant delays in doing so, our business will be materially harmed.

Our business prospects are largely dependent upon the successful development and commercialization of SBC-102. In February 2011, we initiated Phase I/II clinical trials for SBC-102 and in May 2011 began enrolling patients into its Phase I/II study to evaluate the safety and tolerability of SBC-102 in adult patients with liver dysfunction due to late onset Lysosomal Acid Lipase (LAL) Deficiency and its Phase I/II study in children with growth failure due to early onset LAL Deficiency. Before we can commercialize product candidates related to SBC-102 we need to:

•	conduct substantial research and development;

•	undertake preclinical and clinical testing, sampling activity and other costly and time consuming measures;

•	scale-up manufacturing processes; and

•	pursue and obtain marketing and manufacturing approvals and, in some jurisdictions, pricing and reimbursement approvals.

This process involves a high degree of risk and takes many years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•	failure of the product candidate in preclinical studies;

•	delays or difficulty enrolling patients in clinical trials, particularly for disease indications with small patient populations;

•	patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the effectiveness or superiority of the product candidate;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner, if at all;

•	failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, the facilities or the processes used to manufacture the product candidate; or

•	changes in the regulatory environment, including pricing and reimbursement, that make development of a new product or of an existing product for a new indication no longer desirable.

Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies.

We may decide to abandon development of a product candidate or service at any time, or it may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs of development and delay any revenue from those programs.

In addition, a regulatory authority may deny or delay an approval because it is not satisfied with the structure or conduct of clinical trials or due to its assessment of the data we supply. A regulatory authority, for instance, may not believe that we have adequately addressed negative safety signals. Clinical data is subject to varied interpretations, and regulatory authorities may disagree with our assessments of data. In any such case, a regulatory authority could insist that we provide additional data, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies.

Initial results from a clinical trial do not ensure that the trial will be successful and success in early stage clinical trials does not ensure success in later-stage clinical trials.

We will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable non-U.S. regulatory authority, in well-designed and conducted clinical trials, that the product candidate is safe and effective and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive processes with uncertain results. A failure of one or more clinical trials may occur at any stage of testing.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. We cannot be assured that these trials will ultimately be successful. Our leading product candidate, SBC-102, entered clinical trials recently, and the results of these clinical trials may be disappointing.

Even if early stage clinical trials are successful, we will need to conduct additional clinical trials for product candidates with patients receiving the drug for longer periods before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the U.S. If we are not successful in commercializing any of its lead product candidates, or is significantly delayed in doing so, its business will be materially harmed.

We may find it difficult to enroll patients in our clinical trials.

SBC-102 is being developed to treat LAL Deficiency, which is very rare. Many potential patients for our product candidates have not been diagnosed with the diseases being targeted by our product candidates. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. We intend to eventually enroll a total of approximately nine adult subjects and eight pediatric subjects, respectively, in these studies. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

If our preclinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, and can take many years to complete. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent our receipt of regulatory approval for, or the commercialization of, our product candidates, including:

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide to conduct, or regulators may require, additional preclinical testing or clinical trials, or we may abandon projects that we expects to be promising;

•	regulators or institutional review boards may not authorize it to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to institutional review boards for re-inspection due to changes in the regulatory environment;

•	the number of patients required for clinical trials may be larger than we anticipate or participants may drop out of clinical trials at a higher rate than we anticipate;

•	our third party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

•

we might have to suspend or terminate one or more of our clinical trials if we, the regulators or the institutional review boards determine that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we anticipate;

•

the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective clinical research organizations; and

•	the effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate or are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining, or may not be able to obtain, marketing approval for one or more of our product candidates;

•	obtain approval for indications that are not as broad as intended or entirely different than those indications for which we sought approval; or

•	have the product removed from the market after obtaining marketing approval.

The product development costs will also increase if we experience delays in testing or approvals. We do not know whether any preclinical tests or clinical trials will be initiated as planned, will need to be restructured or will be completed on schedule, if at all. Significant preclinical or clinical trial delays could also shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Such delays could allow our competitors to bring products to market before we do and impair its ability to commercialize our products or product candidates.

We have not obtained marketing approval, including by the FDA, nor commercialized any of our current rare disease product candidates.

We have not obtained marketing approval nor commercialized any of our current rare disease product candidates and do not expect to receive marketing approval or generate revenue from the direct sale of our rare disease products, including SBC-102, for several years, if ever. We are currently conducting a Phase I/II clinical trial for SBC-102 and have not yet completed a clinical trial for any of our rare disease product candidates. Additionally, we are conducting preclinical studies for various other indications. Our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these diseases. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead rare disease product candidates, or might be significantly delayed in doing so, which will materially harm our business.

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates.

Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. These estimates may prove to be incorrect and new studies may change the estimated prevalence of these diseases.

The commercial success of any product candidate that we may develop, including SBC-102, will depend upon the degree of market acceptance by physicians, patients, third party payors and others in the medical community.

Any future product that we bring to the market, including SBC-102, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If these rare disease products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the efficacy and potential advantages over alternative treatments;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third party insurance coverage or reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third party payors on the benefits of the product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.

If we are unable to obtain adequate reimbursement from governments or third party payors for any future products that we may develop or if we are unable to obtain acceptable prices for those products, our prospects for achieving profitability will suffer.

Our prospects for achieving profitability will depend heavily upon the availability of adequate reimbursement for the use of our approved rare diseases product candidates from governmental and other third party payors, both in the U.S. and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining reimbursement approval for a product from each governmental or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of its products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-U.S. regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover its costs. Interim payments for new products, if applicable, may also not be sufficient to cover costs and may not be made permanent.

We are exposed to product liability and preclinical and clinical liability risks which could place a substantial financial burden upon us, should we be sued, if we do not have adequate liability insurance or general insurance coverage for such a claim.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. Such claims may be asserted against us. In addition, the use in our clinical trials of pharmaceutical formulations and products that our potential collaborators may develop and the subsequent sale of these formulations or products by us or our potential collaborators may cause us to bear a portion or all of the product liability risks. As is common for companies sponsoring such clinical testing, we carry product liability insurance. The limit of this insurance may in some instances may be insufficient to offset a negative judgment or settlement payment. As a result, a successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We are subject to regulations regarding manufacturing therapeutic proteins.

We are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. We must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection might significantly delay FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and might be limited in the jurisdictions in which it is permitted to sell our products. As a result, our business, financial condition, and results of operations might be materially harmed.

We currently manufacture the therapeutic protein products used in SBC-102; however, we have limited experience in manufacturing or procuring products in commercial quantities. We may not be able to manufacture enough product to conduct clinical trials or for later commercialization at an acceptable cost or at all.

Even if we receive regulatory approval of our rare disease product candidates, we may have to rely on third parties to manufacture the product and/or complete the manufacturing process, including to purify, finish and fill any product for commercial sale.

We may have to rely on third parties to complete the manufacturing process. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We might be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would generally require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture the relevant drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.

•

Our future contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply possible clinical trials or to successfully produce, store and distribute our products.

•

Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state agencies to ensure strict compliance with cGMP, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•

If any third-party manufacturer makes improvements in the manufacturing process for the relevant products, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors.

•	We might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

Each of these risks could delay our clinical trials or the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates and could result in higher costs or deprive us of potential product revenues. As a result, our business, financial condition, and results of operations might be materially harmed.

We face significant competition from other pharmaceutical and biotechnology companies. Our operating results will suffer if we fail to compete effectively.

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our major competitors include organizations such as major multinational pharmaceutical companies, established biotechnology companies and specialty pharmaceutical and generic drug companies. Many competitors have greater financial and other resources than we have, such as larger research and development staff, more extensive marketing, distribution, sales and manufacturing organizations and experience, more extensive clinical trial and regulatory experience, expertise in prosecution of intellectual property rights and access to development resources like personnel generally and technology. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products.

Our business depends on protecting its intellectual property.

We are aggressively pursuing intellectual property protection for SBC-102 and other product candidates in the form of patent applications that have been and will continue to be filed in the U.S. and in other countries; however, there can be no assurance that patents will issue with the scope for which they are originally filed, if at all.

If we and our licensors do not obtain protection for our respective intellectual property rights and our products are not, or are no longer, protected by regulatory exclusivity protection, such as orphan drug protection, our competitors might be able to take advantage of our research, development, and manufacturing efforts to develop and commercialize competing drugs.

Our success, competitive position, and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes, and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights, and to operate without infringing on the proprietary rights of third parties. To date, we hold various issued patents and exclusive rights to issued patents and own and have licenses to various patent applications, in each case in the U.S. as well as rights under foreign patents and patent applications. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

•	our patent rights might be challenged, invalidated, or circumvented, or otherwise might not provide any competitive advantage;

•

our competitors, many of which have substantially greater resources than we do and many of which might make significant investments in competing technologies, might seek, or might already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the U.S. or in international markets;

•

as a matter of public policy regarding worldwide health concerns, there might be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful; and

•

countries other than the U.S. might have less restrictive patent laws than those upheld by U.S. courts, giving foreign competitors the ability to exploit these laws to create, develop, and market competing products.

In addition, the U.S. Patent and Trademark Office and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.

Patent and other intellectual property protection is crucial to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate. Our business and prospects will be harmed if these protections prove insufficient.

We rely on trade secret protections through confidentiality agreements with our employees and other parties, and the breach of these agreements could adversely affect our business and prospects.

We rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, collaborators, suppliers, and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets will not otherwise become known to or independently developed by our competitors. We might be involved from time to time in litigation to determine the enforceability, scope, and validity of its proprietary rights. Any such litigation could result in substantial cost and divert management’s attention from operations. If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

If we infringes the rights of third parties we might have to forgo selling our future products, pay damages, or defend litigation.

If our product candidates, methods, processes, and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and might have to:

•	obtain licenses, which might not be available on commercially reasonable terms, if at all;

•	abandon an infringing product candidate;

•	redesign products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; and/or

•	defend litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of financial and management resources.

Any of these events could substantially harm our earnings, financial condition, and operations.

Although no infringement, misappropriation, or similar claim or action is pending or threatened, we are aware of a patent issued by the European Patent Office, and subsequently validated in Great Britain, France, Germany, Italy, and Spain, that relates generally to the use of LAL and may therefore be relevant to SBC-102. We believe that such patent does not currently affect our freedom to operate. We also believe that the patent is invalid due to a substantial body of prior art. This patent is currently under opposition at the European Patent Office. If, however, the patent is maintained in unamended form by the European Patent Office, then we may not be able to commercialize SBC-102 in these countries until the patent expires in these countries, or sooner if the patent is otherwise invalidated by the relevant national courts before expiration.

We are dependent on certain license relationships.

We have licensed technology from the University of Georgia, University of Minnesota and Pangenix that is related to our proprietary expression technology and we might enter into additional licenses in the future. Licenses to which we are a party contain, and we expect that any future licenses will contain, provisions requiring up-front, milestone, and royalty payments to licensors and other conditions to maintaining the license rights. If we fail to comply with our obligations under any such license, the applicable licensor may have the right to terminate the license on relatively short notice and as a result, we would not be able to commercialize drug candidates or technologies that were covered by the applicable license. Also, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates.

We will be dependent on orphan drug status to commercialize SBC-102, and a competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are seeking approval.

We expect to rely heavily on the orphan drug exclusivity for SBC-102, which grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. While the orphan drug exclusivity for SBC-102 will provide market exclusivity in the U.S., Europe, and other countries, we will not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan medicinal product. Even if we have Orphan Drug Designation for a particular drug indication, we cannot guarantee that another company also holding Orphan Drug Designation will not receive marketing authorization for the same indication before we do. If that were to happen, ours applications for that indication may not be approved until the competing company’s period of exclusivity expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to the orphan product, or if the later product is a different drug than SBC-102. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

The loss of any of our key employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical, and health care companies, universities, and non-profit research institutions for experienced scientists and other disciplines. Although we have not experienced difficulty attracting and retaining qualified employees to date, these circumstances may impact our ability to recruit and retain qualified personnel in the future. Certain of our officers, directors, scientific advisors, and/or consultants or certain of the officers, directors, scientific advisors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other biopharmaceutical or biotechnology companies. We may not maintain “key man” insurance policies on any of its officers or employees. We currently have employment contracts with its Chief Executive Officer, Sanj K. Patel, and other executive officers which provide for certain severance benefits. Consistent with our current employment policies, all of our employees are employed “at will” and, therefore, each employee may leave our employment at any time. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected. We are not aware of any key personnel who intend to retire or otherwise leave us in the near future.

We derive substantially all of our income from royalties on sales of FUZEON. If FUZEON sales continue to decline, our business will suffer.

Royalties on sales of FUZEON are currently our only significant source of revenue. FUZEON competes with numerous existing therapies for the treatment of HIV. From 2007 through the first quarter of 2011, overall FUZEON sales have declined. We cannot predict if or when sales levels for FUZEON will stabilize.

We are entirely dependent on Roche for the manufacture, sale, marketing, and distribution of FUZEON.

We currently have insufficient internal resources to support and implement the manufacture and worldwide sales, marketing, and distribution of pharmaceuticals. We currently rely solely on Roche for the manufacture, sales, marketing, and distribution of FUZEON pursuant to the Roche License Agreement, and we have no right to control the manufacture, sale, marketing, and distribution of FUZEON pursuant to such agreement. Accordingly, our business and results of operations depend upon Roche continuing to perform its obligations under the Roche License Agreement. Roche may terminate the Roche License Agreement as a whole or with respect to sales in one or more countries at any time with advance notice. If the Roche License Agreement is terminated and we are unable to enter into a new agreement with one or more other marketing partners, we would be required to develop internal manufacturing, sales, marketing, and distribution capabilities in order to continue the business of manufacturing and selling FUZEON. We would likely not be able to establish cost-effective manufacturing, sales, marketing, or distribution capabilities itself and we may not be able to make arrangements with third parties to perform these activities on acceptable terms on a timely basis, if at all. This would have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock.

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

Pursuant to the Roche License Agreement, if Roche determines in good faith that it must make payments under patent rights or know-how controlled by a third party that are necessary for the sale of FUZEON, it may reduce the royalties paid to us by 50% of the amount paid to such third party.

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

If Roche or other third-party manufacturers cannot manufacture sufficient amounts of FUZEON, our financial condition and results of operations will be materially and adversely affected.

Peptide-based therapeutics are made from long chains of molecular building blocks called amino acids. FUZEON is a large peptide composed of a precise 36-amino acid sequence. Large peptides are difficult and expensive to manufacture because the process of creating commercial quantities of a large peptide is lengthy and complicated. The process: third-party manufacturers currently use to manufacture FUZEON bulk drug substance requires approximately five months to complete and is extremely complicated, requiring over 100 separate, precisely controlled chemical reactions. As a result of this complex manufacturing process, third-party manufacturers may encounter unexpected difficulties or expense in manufacturing FUZEON in the future.

Roche, or other third-party manufacturers, may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce and market FUZEON. The number of third-party manufacturers with the expertise and facilities to manufacture FUZEON bulk drug substance on a commercial scale is extremely limited. In addition, only a limited number of third-party manufacturers have the capability to produce a finished drug product on a commercial scale through a process involving lyophilization.

If Roche, or other third-party manufacturers, fails to produce the required commercial quantities of FUZEON bulk drug substance or finished drug product and we fail to promptly find one or more replacement manufacturers or develop its own manufacturing capabilities, our business and results of operations would suffer.

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

If third-party manufacturers do not maintain good manufacturing practices, it could negatively impact our business.

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

If the sale of FUZEON infringes the proprietary rights of third parties, we may need to obtain licenses, pay damages or defend litigation.

If the sale of FUZEON infringes the proprietary rights of third parties, we could incur substantial costs and may have to:

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

On November 20, 2007, Novartis filed a lawsuit against us, Roche and certain of its affiliated entities, alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled “Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”), related to the manufacture, sale and offer for sale of FUZEON. On September 23, 2010, Trimeris and Roche entered into the Settlement Agreement with Novartis settling the lawsuit and the lawsuit was dismissed with prejudice from the Eastern District of North Carolina on September 28, 2010. Under the terms of the Settlement Agreement, we, in collaboration with Roche, have the right to continue to sell FUZEON under a license to Novartis’ ‘271 Patent in exchange for the payment of royalties to Novartis on net sales of FUZEON. Roche and we will share responsibility for payment of these royalties equally.

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

Our charter documents and indemnification agreements require us to indemnify its directors and officers to the fullest extent permitted by law, which may obligate us to make substantial payments and to incur significant insurance-related expenses.

Our charter documents require that we indemnify our directors and officers to the fullest extent permitted by law. This could require us, with some legally prescribed exceptions, to indemnify its directors and officers against any and all expenses, judgments, penalties, fines, and amounts reasonably paid in defense or settlement of an action, suit, or proceeding brought against any of them by reason of the fact that he or she is or was our director or officer. In addition, expenses incurred by a director or officer in defending any such action, suit, or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and officers. In furtherance of these indemnification obligations, we maintain directors’ and officers’ insurance. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for its directors’ and officers’ insurance than in the past and/or the amount of its insurance coverage may be decreased.

Risks Relating Our Financial Position and Capital Requirements

We may be unable to raise the substantial additional capital that we will need to further develop and commercialize our products.

As is typical of biotechnology companies at our stage of development, we will need substantial additional funds to further develop and commercialize its products. Based on our current operating plans, our current resources are expected to be sufficient to fund our planned operations into the first quarter of 2013, at which point we expect to be conducting double-blind, placebo-controlled trials for SBC-102.

While we will need to seek additional funding, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. These arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements, on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs, including some or all of our product candidates.

Our ability to utilize Trimeris’ net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may be further limited as a result of the Merger.

Federal and state income tax laws impose restrictions on the utilization of NOL and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the IRC. In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryforwards) have increased their aggregate ownership of stock in such corporation by more than 50 percentage points during any three-year period. If an “ownership change” occurs, Section 382 of the IRC imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the loss corporation experiencing the ownership change. The annual limitation is calculated by multiplying the loss corporation’s value immediately before the ownership change by the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. Section 383 of the IRC also imposes a limitation on the amount of tax liability in any post-ownership change year that can be reduced by the loss corporation’s pre-ownership change tax credit carryforwards.

In 2008, an “ownership change” occurred with respect to Trimeris, and the Merger resulted in another “ownership change” of Trimeris. Accordingly, our ability to utilize Trimeris’ NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for us, which could have a material adverse effect on our business, financial condition.

Our management is required to devote substantial time to comply with public company regulations.

As a public company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) as well as rules implemented by the SEC and the NASDAQ Global Market, impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these requirements. Certain members of our management do not have experience in addressing these requirements.

Sarbanes-Oxley requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley (“Section 404”). We will incur substantial accounting and related expenses to comply Section 404. We may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC, or other regulatory authorities.

We rely on Roche to timely deliver important financial information relating to sales of FUZEON. In the event that this information is inaccurate, incomplete, or not timely, we will not be able to meet our financial reporting obligations as required by the SEC.

Under the Roche License Agreement, Roche has exclusive control over the flow of information relating to sales of FUZEON that we require to meet our SEC reporting obligations. Roche is required under the Roche License Agreement to provide us with timely and accurate financial data related to sales of FUZEON so that we may meet our reporting requirements under federal securities laws. In the event that Roche fails to provide us with timely and accurate information, we may incur significant liability with respect to the federal securities laws, our disclosure controls and procedures under Sarbanes-Oxley, and possibly be forced to restate our financial statements, any of which could adversely affect the market price of our common stock.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including the following factors:

•	announcements of regulatory developments or technological innovations by us or our competitors,

•	changes in our relationship with our licensors and other strategic partners,

•	our quarterly operating results,

•	declines in sales of FUZEON,

•	developments in patent or other technology ownership rights,

•	public concern regarding the safety of our products,

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stock holders,

•	government regulation of drug pricing, and

In addition, factors beyond our control may also have an impact on the price of our stock. For example, to the extent that other large companies within our industry experience declines in their stock price, our stock price may decline as well. In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock.

Future sales of substantial amounts of our common stock, or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of our common stock issued upon exercise of options and warrants, or perceptions that those sales could occur, could adversely affect the market price of our common stock and our ability to raise capital in the future.

Ownership of our common stock is highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers and directors, together with their respective affiliates, beneficially own or control approximately 60% of our issued and outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of the our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the combined company difficult.

Our certificate of incorporation and bylaws, each as amended, contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Our business requires significant funding, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Synageva BioPharma Corp. (Registrant)

November 14, 2011	By:	/s/ Sanj K. Patel
Sanj K. Patel President and Chief Executive Officer

November 14, 2011	By:	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer

EXHIBIT INDEX 1

Number	Description

10.1

Amended and Restated License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Synagava BioPharma Corp.) (f/k/a AviGenics, Inc.) and the University of Georgia Research Foundation, dated April 5, 2007.*

10.2

Exclusive Patent License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Synagava BioPharma Corp.) (f/k/a Synageva BioPharma Corp.) and the University of Minnesota, dated May 13, 2009.*

10.3	Non-Exclusive Sub-License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Synagava BioPharma Corp.) (f/k/a AviGenics, Inc.) and Pangenix, dated April 1, 2003.*

10.4	Lease, between Abbey BioPharma Corp. (a wholly-owned subsidiary of Synagava BioPharma Corp.) (f/k/a Synageva BioPharma Corp.) and One Ledgemont LLC, dated April 8, 2010.

10.5

Rental Agreement, between Abbey BioPharma Corp. (a wholly-owned subsidiary of Synagava BioPharma Corp.) (f/k/a Synageva BioPharma Corp.) and the Board of Regents of the University System of Georgia, dated July 1, 2010.

10.6	Warrant to Purchase Stock of AviGenics, Inc. (n/k/a Synageva BioPharma Corp.) issued to Silicon Valley Bank, dated March 31, 2008.

10.7	Warrant to Purchase Stock of AviGenics, Inc. (n/k/a Synageva BioPharma Corp.) issued to Oxford Financing Corporation, dated March 31, 2008.

10.8	Form of Indemnification Agreement between Synageva BioPharma Corp. and its directors.

10.9	Form of Indemnification Agreement between Synageva BioPharma Corp. and its officers.

31.1	Rule 13a-14(a) Certification by Sanj K. Patel as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Carsten Boess as Chief Financial Officer.

32.1	Section 1350 Certification by Sanj K. Patel as Chief Executive Officer.

32.2	Section 1350 Certification by Carsten Boess as Chief Financial Officer.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	Certain portions of the Exhibit have been omitted based upon a request for confidential treatment filed by us with the Securities and Exchange Commission. The omitted portions of the Exhibit have been separately filed by us with the Securities and Exchange Commission.
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (iv) Notes to Condensed Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

[1]	List of XBRL exhibits to be conformed to the contents of the HTML document.