Form 10-K
period 2011-12-31
SYNAGEVA BIOPHARMA CORP
filed 2012-03-22
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SYNAGEVA BIOPHARMA CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	0-23155	56-1808663
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

128 Spring Street, Suite 520,

Lexington, Massachusetts 02421

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (781) 357-9900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq Global Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last sale price of such stock as reported by The NASDAQ Stock Market, LLC, on its NASDAQ Global Market on June 30, 2011) was $30.1 million. The number of shares of the registrant’s common stock outstanding as of March 15, 2012 was 21,167,403.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be used in connection with its 2012 annual meeting of stockholders are incorporated by reference into Part III.

Explanatory Note

On November 2, 2012, Trimeris, Inc., a Delaware corporation (“Trimeris”), closed a merger transaction (the “Reverse Merger”) with Synageva BioPharma Corp., a privately held Delaware corporation (“Private Synageva”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 13, 2011 (the “Merger Agreement”), by and among Trimeris, Private Synageva, Tesla Merger Sub, Inc., a wholly owned subsidiary of Trimeris (“Merger Sub”). Pursuant to the Merger Agreement, Private Synageva became a wholly owned subsidiary of Trimeris through a merger of Merger Sub with and into Private Synageva, and the former stockholders of Private Synageva received shares of Trimeris that constituted a majority of the outstanding shares of Trimeris. In connection with the Reverse Merger, Trimeris changed its name to Synageva BioPharma Corp.

The Reverse Merger has been accounted for as a reverse acquisition under which Private Synageva was considered the acquirer of Trimeris. As such, the financial statements of Private Synageva are treated as the historical financial statements of the combined company, with the results of Trimeris being included from November 2, 2011.

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Synageva BioPharma Corp. (f/k/a Trimeris, Inc.), a Delaware corporation, and its consolidated subsidiaries for periods after the closing of the Reverse Merger, and to Private Synageva and its consolidated subsidiaries for periods prior to the closing of the Reverse Merger unless the context requires otherwise. References to “Pre-Merger Trimeris” mean Trimeris prior to the closing of the Reverse Merger.

Certain portions of this Annual Report on Form 10-K may contain information that relates to Pre-Merger Trimeris’ operations and may no longer be material to our business. Any comparison of Pre-Merger Trimeris’ revenues and operations with ours may not be helpful to an understanding of our results for the fiscal year ended December 31, 2011 or future periods.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities and Exchange Act of 1934, as amended, or the “Exchange Act.” These statements include, but are not limited to, statements regarding our development programs, our capabilities, our goals, the expected timeline for achievement of our clinical milestones, the expected properties and benefits of our product candidates, the results of clinical and other studies, the size of the market for our products and our financial results. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements often, but not always, include the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this report or incorporated by reference.

Because the risk factors discussed in this Annual Report on Form 10-K, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors in the cautionary statements included in this report, particularly under Item 1A Risk Factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (“SEC”) from time to time under the Securities Act and/or the Exchange Act. You are encouraged to read these filings as they are made.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1.	BUSINESS

OUR BUSINESS

Overview

We are a clinical stage biopharmaceutical company incorporated in 1993 focused on the discovery, development and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical needs. Our management team is experienced in the development and commercialization of drugs for diseases with small patient populations, including clinical and translational research, working with payors to establish reimbursement and designing and building commercial organizations to reach highly specialized physicians to facilitate patient identification. The rare disease field has smaller patient populations and a close community of experts. Members of our management team have long-standing relationships with many of these experts based on prior leadership roles on many of the novel protein therapeutics marketed for ultra-rare diseases, including Cerezyme, Myozyme, Fabrazyme, Aldurazyme, and Soliris. Based on these relationships, these experts are working with us on clinical development initiatives to advance SBC-102 and our other pipeline programs.

Product development in the rare disease space has several potential advantages over other areas of pharmaceutical development. Often rare diseases have no approved therapies and very limited therapeutic alternatives, and thus represent significant unmet medical need. Many rare diseases are a result of specific genetic mutations that impact the expression or function of a specific protein. As a result, animal models of these diseases are very relevant, and the correlation of a product’s effects in animal models to effects in human patients has been very high. In addition, the genetic basis of many of these rare disorders can aid in diagnosis through the identification of specific mutations in human patients, and the care of these patients is usually handled by a small number of specialized physicians. DNA sequencing technology and the rapidly evolving field of human genetics are expected to further facilitate efforts to identify patients in the future. All of these factors can help facilitate targeted clinical development and the regulatory review process, and thus clinical development timelines for rare diseases are often shorter and less resource-intensive than for other more common diseases.

One factor that has been a significant limitation to the development of treatments for some of these rare diseases has been the inability of existing conventional protein manufacturing systems to manufacture and supply proteins with the necessary post-translational modifications required for their uptake into appropriate cells and intracellular compartments in order to correct the protein deficiency. We believe that our proprietary protein production platform has the ability to address some of these difficulties and may provide us with a unique opportunity in the rare disease space.

SBC-102, recombinant human lysosomal acid lipase (LAL), is our most advanced pipeline program in clinical development for LAL Deficiency. There are currently no approved treatments for this disease, which is a rare autosomal recessive lysosomal storage disorder (LSD) that is caused by a marked decrease in the activity of the native LAL, the enzyme that breaks down cholesteryl esters and triglycerides in the lysosome. The clinical manifestations of LAL Deficiency span all ages with a wide spectrum of severity which is thought to relate to a patient’s residual levels of LAL. The more common form of LAL Deficiency, estimated by Sandro Muntoni to affect 25 individuals per million, is frequently referred to as Cholesteryl Ester Storage Disease (CESD) and manifests post infancy. This phenotype is associated with predominant liver involvement and type II hyperlipidemia. The liver is most severely affected with marked hepatomegaly and elevation of transaminases with the potential progression to cirrhosis and liver failure. The cardiovascular involvement is characterized by dyslipidemia (high cholesterol, high triglyceride and low HDL) and accelerated atherosclerosis. An accumulation of fatty deposits on the artery walls (atherosclerosis) is sometimes described early in life. Although the natural history of late onset LAL Deficiency is not well described, there is evidence that life expectancy is reduced with premature death due to liver complications and early onset of cardiovascular disease. Early onset LAL Deficiency is a rarer and more rapidly fatal form of the disease that manifests in infancy and is frequently called Wolman Disease. Early onset LAL Deficiency is characterized by profound malabsorption, growth failure, and hepatic failure and is usually fatal within the first year of life.

As a therapeutic approach, the medical value and long-term safety of enzyme replacement therapy established initially in the 1990’s for Gaucher Disease has now been demonstrated for other lysosomal storage disorders, including Pompe Disease, Fabry Disease and MPS I, II and VI. In addition, it is generally accepted that preclinical proof of concept in the relevant genetic model for enzyme replacement therapies for lysosomal storage disorders is highly predictive of clinical effectiveness. Published examples of preclinical efficacy data in an animal model of a lysosomal storage disorder predicting clinical efficacy for products that have been subsequently approved include Schull, et al., in Medical Sciences in 1994 regarding Aldurazyme (the “Schull Article”), Byers, et al., in Pediatrics Research in 2000 regarding Naglazyme (the “Byers Article”), Kikuchi, et al., in The Journal of Clinical Investigation in 1998 regarding Myozyme (the “Kikuchi Article”), and Ioannou, et al., in The American Journal of Human Genetics in 2001 regarding Fabrazyme (the “Ioannou Article”). In a rat model of LAL Deficiency that demonstrates many of the abnormalities of the human disease, including elevated liver enzymes, organomegaly, and growth failure leading to rapid, premature death, SBC-102 has demonstrated significant efficacy.

SBC-102 has been granted Orphan Drug Designations by the U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) and a Fast Track Designation by the FDA, and we have received regulatory clearance in the U.S. and certain European Union (“EU”) countries to conduct clinical trials in patients with LAL Deficiency. Our adult Phase I/II study that completed in December 2011 fully enrolled 9 patients from multiple sites in the United States and Europe. The primary objective of the study was to evaluate the safety and tolerability of SBC-102 administered weekly in adult patients with liver dysfunction due to late onset LAL Deficiency. Additional assessments included evaluating pharmacokinetics and biomarkers of SBC-102 activity including liver transaminases and serum lipids. Patients enrolled in the trial were diagnosed with LAL Deficiency and demonstrated evidence of liver involvement as assessed by the presence of hepatomegaly and/or elevated transaminases. Patients received four once-weekly infusions of SBC-102 (0.35 mg/kg, 1.0 mg/kg, or 3.0 mg/kg). Interim results from the study, which were reported at the LDN WORLD congress in 2012 indicated that SBC-102 was well-tolerated with no serious adverse events or infusion-related reactions, and all subjects completed their scheduled infusions. The most common adverse events included headache, nausea and diarrhea. The majority of adverse events were mild and unrelated to SBC-102. SBC-102 resulted in rapid and significant decreases in serum transaminases, with evidence of mobilization of lipids out of the liver and other tissues and into the blood, consistent with its mechanism of action. Patients from this 4-week Phase I/II trial of SBC-102 in adults with late onset LAL Deficiency continue to transition into an open-label extension study.

The Phase I/II study in children with early onset LAL Deficiency is currently on-going. We have further plans to initiate a global trial to evaluate the long-term safety and efficacy of SBC-102 in both adults and children with the late onset form of LAL Deficiency. Additionally, we have initiated natural history studies in approximately 20 countries. These studies will be used to investigate and characterize key aspects of the clinical course of LAL Deficiency to inform the evaluation and care of affected patients.

In addition to the patients with LAL Deficiency enrolled in clinical trials, an infant with the disease has received treatment with SBC-102 on a compassionate use basis. The infant, who presented with growth failure, anemia and progressively increasing serum transaminases prior to beginning treatment, has received weekly infusions since April 2011and continues to receive treatment with SBC-102. The infant has tolerated the treatment well and is demonstrating substantial improvements in growth rate, liver function tests (reduction in serum transaminases), and other disease-related abnormalities consistent with our preclinical data for SBC-102.

In addition to SBC-102, we are also progressing protein therapeutic programs for other rare diseases, which are at various stages of preclinical development. These include two enzyme replacement therapies for other lysosomal storage disorders and two programs for other rare life-threatening conditions. These protein therapeutic programs were selected based on scientific rationale, unmet medical need within the patient population, potential to substantially impact disease course, and strategic alignment with our corporate and commercial efforts, including a potentially significant commercial opportunity. We believe our other programs, SBC-103, 104, 105, and 106, also have the potential to present patients and health care practitioners with effective therapies to treat the rare and devastating diseases targeted by these programs. Like LAL Deficiency, these diseases are characterized by significant morbidity and mortality, currently have high unmet medical need and are conditions in which protein replacement treatment has the potential to have a meaningful impact on disease progression.

The most advanced of these additional programs is SBC-103, an enzyme replacement therapy for MPS IIIB. This enzyme is a recombinant form of human NAGLU. There is currently no approved therapy available for MPS IIIB. Similar to LAL Deficiency, MPS IIIB is an autosomal recessive lysosomal storage disease that may affect as many as eight individuals per million lives. While initially appearing unaffected, children born with MPS IIIB usually present with a slowing of development and/or behavioral problems around two years of age, followed by progressive intellectual decline and immobility with complete dependency on care providers. The life-span of an affected individual does not usually extend beyond late teens to early twenties. Preliminary characterization of the enzyme produced using our production platform demonstrates favorable uptake properties compared to previously published attempts to produce this enzyme using standard cell culture based approaches. We have not yet received approval to market any of our products in development for rare diseases.

Our business focus on products for rare diseases was established in 2008 with the appointment of Sanj K. Patel as President and Chief Executive Officer and his redirection of the company. This change represented a substantial shift in the business strategy of the original company, AviGenics, Inc., which was focused on the development of a novel protein production technology. Today, our protein therapeutics are generally produced using this proprietary expression system, which is based on over 15 years of research and clinical development. Our proprietary expression technology efficiently enables the simultaneous advancement of multiple programs. The proprietary expression system has allowed us to create the current pipeline of product candidates and provides the ongoing opportunity to renew and expand our portfolio with additional products at a rate that far outpaces what would be possible using existing protein expression technologies.

Our Strategy

Our goal is to develop and market therapies for patients with life-threatening rare diseases. Key elements of our strategy include:

•

Advance SBC-102 toward regulatory approval and successful commercialization for the treatment of LAL Deficiency. No treatments are approved for this severe and life-threatening lysosomal storage disorder, and our most important near-term objective is to advance SBC-102 toward regulatory approval and successful commercialization. We have established a medical affairs effort to assist in identifying and enrolling patients and to build upon the existing connections we have within the physician community. This group will take on medical education support upon SBC-102 marketing approval. We have also established an initial commercial team that, in addition to supporting the efforts of medical affairs, is focused on laying the groundwork necessary for the successful launch of an ultra-orphan product. We plan to seek marketing approvals for SBC-102 globally.

•

Continue to develop other pipeline programs. We believe that it is important to maintain a diverse pipeline of product candidates to sustain future growth. We plan to advance our current pipeline programs and in addition have the ability to efficiently add new research programs targeting other rare life-threatening conditions.

•

Enter into strategic partnerships to generate capital and supplement our internal resources. When establishing strategic collaborations, we seek to leverage our expertise in both product development for rare diseases and our production technology. We will consider collaborations in rare diseases at appropriate stages in the drug development process. In addition, in selective instances we may also consider collaborations to provide access to the company’s proprietary expression platform to companies interested in the development of products outside of rare diseases.

In order to achieve these strategic objectives, we have, and will remain, focused on hiring and retaining a highly skilled management team that has extensive experience and specific skill sets relating to the selection, development and commercialization of therapies for life-threatening rare diseases. We intend to continue our efforts to build and expand this team as we aggressively grow our business. This strategy is expected to allow us to build medical and financial value for patients and stockholders, respectively, by capitalizing on our translational and drug development capabilities and commercial expertise in rare diseases and by leveraging our robust manufacturing platform and supply capabilities.

SBC-102

Disease Overview

LAL Deficiency is an autosomal recessive LSD caused by a marked decrease in the activity of the native LAL enzyme, which plays a key role in the degradation of cholesteryl esters and triglycerides. The significant reduction of LAL activity in patients leads to the accumulation of these lipids in various tissues and cell types. The clinical manifestations of the disease span all ages with a wide spectrum of severity which is thought to relate to a patient’s residual levels of LAL activity. The more common form of LAL Deficiency with an estimated incidence of 25 lives per million is frequently referred to as CESD and manifests post infancy. This phenotype is associated with predominant liver involvement and type II hyperlipidemia. The liver is most severely affected with marked hepatomegaly and elevation of transaminases with the potential progression to cirrhosis and liver failure. The cardiovascular involvement is characterized by dyslipidemia (high cholesterol, high triglyceride and low HDL) and accelerated atherosclerosis. An accumulation of fatty deposits on the artery walls (atherosclerosis) is sometimes described early in life. Although the natural history of late onset LAL Deficiency is not well described, there is evidence that life expectancy is reduced with premature death due to liver complications and early onset of cardiovascular disease. Early onset LAL Deficiency is a rarer and more rapidly fatal form of the disease that manifests in infancy and is frequently called Wolman Disease. Early onset LAL Deficiency is characterized by profound malabsorption, growth failure, and hepatic failure and is usually fatal within the first year of life. There are currently no approved treatments for LAL Deficiency.

SBC-102 has demonstrated efficacy in a highly relevant disease model and it is generally accepted that preclinical proof of concept for enzyme replacement therapies for lysosomal storage disorders is highly predictive of clinical effectiveness. For most other diseases, preclinical models are recognized as having limited value in assessing the probability of clinical efficacy in humans. The situation is different in enzyme replacement therapies for lysosomal storage disorders. In these storage diseases, where animal models have been developed, the missing protein performs a similar function in the animal as it does in humans and replacement of the missing enzyme corrects the disease-related abnormalities. Published examples of preclinical efficacy data in an animal model of an LSD predicting clinical efficacy for products that have been subsequently approved include the Schull Article, the Byers Article, the Kikuchi Article, and the Ioannou Article. SBC-102 has also demonstrated such efficacy in a highly relevant in vivo disease model and is currently being dosed in humans as part of our global clinical development program. In addition, the medical value and long-term safety of enzyme replacement therapy first established for Gaucher Disease has now been extended to a broader range of disorders, including Pompe Disease, Fabry Disease, and MPS I, II, and VI.

SBC-102 has been granted Orphan Drug Designations by the FDA and EMA, and we have received regulatory clearance in the U.S. and certain EU countries to conduct clinical trials in patients with late and early onset LAL Deficiency. Additionally, due to the severity of LAL Deficiency, the FDA granted SBC-102 Fast Track Designation which allows for an expedited regulatory review for the product. In February 2011, we initiated Phase I/II clinical trials for SBC-102 and in May 2011 began enrolling patients in two Phase I/II studies to evaluate the safety and tolerability of SBC-102 in adult patients with liver dysfunction due to late onset LAL Deficiency and in children with growth failure due to early onset LAL Deficiency. The Phase I/II study in adults with late onset LAL Deficiency was fully enrolled in November 2011 and was completed in December 2011. This study demonstrated encouraging safety and tolerability results as well as effects consistent with our preclinical findings and the known mechanism of action for LAL. Further details of this study are provided below under “Clinical Development” below. We also plan to initiate a global trial to evaluate the long-term safety and efficacy of SBC-102 in both adults and children with the late onset form of LAL Deficiency. Additionally, we have initiated natural history studies in approximately 20 countries for LAL Deficiency. These studies will be used to investigate and characterize key aspects of the clinical course of the disease to inform the evaluation and care of affected patients.

Early Onset LAL Deficiency

Early onset LAL Deficiency presents shortly after birth with predominant gastrointestinal and liver involvement. According to an article by Meikle, PJ, et al., in the Journal of the American Medical Association from 1999, this disorder has an estimated incidence of approximately two individuals per million lives. This form of LAL Deficiency is the most rapidly fatal and is characterized by growth failure, malabsorption, steatorrhea, and liver enlargement. These patients usually die within the first year of life. In this form of LAL Deficiency, growth failure, which is caused by a number of mechanisms, including a marked reduction in the capacity of the gastrointestinal tract to absorb nutrients, is the predominant clinical feature and a key contributor to the early mortality. Hepatic involvement, as evidenced by liver enlargement and elevation of transaminases, is common in all LAL Deficiency patients, although it appears to be more aggressive in early onset patients than in other patients across the LAL Deficiency continuum.

In the absence of approved therapies for LAL Deficiency, supportive therapies are used in an attempt to mitigate some of the effects of this rapidly fatal disease. Although some stabilization of the clinical condition has been described with nutritional support, these interventions are not believed to substantially modify the outcome in affected patients. As there is presently no effective treatment for LAL Deficiency (including enzyme replacement therapy), patients with early onset LAL Deficiency are sometimes offered experimental therapy with hematopoietic stem cell transplantation. Based on information presented in a chapter by Assmann, G. and Seedorf, U. in the The Metabolic and Molecular Bases of Inherited Disease edited by A. Beaudet et al., early onset LAL Deficiency remains almost universally fatal.

Late Onset LAL Deficiency

Late onset LAL Deficiency presents with predominant liver involvement and type II hyperlipidemia (high cholesterol and triglycerides), and is the more common form of LAL Deficiency with an estimated incidence of 25 individuals per million lives. The liver and spleen are the most severely affected organs with marked organ enlargement, elevation of transaminases and severe liver fibrosis progressing to cirrhosis. Cardiovascular involvement is characterized by dyslipidemia (high cholesterol, high triglycerides and low high-density lipoprotein) with early onset vascular disease due to accumulation of lipid deposits in arterial walls. The presentation of late onset LAL Deficiency is highly variable with some patients going undiagnosed until complications manifest in adulthood, while others can present with liver dysfunction in early childhood. Late onset LAL Deficiency is associated with significant ill health, and while the natural history is not well described, there is evidence that life expectancy is reduced with premature death due to liver, cardiovascular and vascular complications, including strokes. This evidence includes case reports described by Beaudet, A, et al., in The Journal of Pediatrics in 1977, Cagel, et al., in American Journal of Medical Genetics in 1986, Elleder, et al., in Journal of Hepatology in 2000, and Riva, et al., in Digestive and Liver Disease in 2008.

Although no approved therapies are available for treatment of LAL Deficiency, palliative care is sometimes used to try to mitigate some of the effects of the disease. These treatments are mainly focused on control of plasma lipid levels through diets that exclude foods rich in cholesterol and triglycerides and suppression of cholesterol synthesis and apolipoprotein B production through administration of statins and other lipid lowering therapies. As described in the medical literature, including in the case study by Di Bisceglie, A., et al., published in Hepatology, Volume 11, Issue 5, 1990, although some improvement may be seen in serum lipid levels, the underlying disease manifestations persist and disease progression still occurs. As the disease progresses, this can lead to the need for liver transplantation or may result in death.

SBC-102 Pharmacology

SBC-102 is a recombinant form of the human LAL enzyme. This enzyme is responsible for the metabolism of cholesteryl esters and triglycerides that are delivered to lysosomes by a variety of routes, including low-density lipoprotein receptor mediated endocytosis. SBC-102 is produced by recombinant DNA technology in egg white using our proprietary protein manufacturing platform. The protein contains glycan structures which are specifically recognized and internalized via receptors into key target cells. LAL Deficiency has parallels with Gaucher Disease, as both require effective macrophage targeting. Unlike certain other approved enzyme replacement therapies, however, SBC-102 does not require additional processes during manufacturing to either modify glycan synthesis or remove terminal glycans to allow for the correct glycan ligands for macrophage uptake. In addition, levels of mannose-6-phosphate that enable efficient uptake into other cell types are higher in SBC-102 than described in other forms of recombinant LAL produced using cell culture based manufacturing platforms. In November 2010, we reported data from preclinical studies of SBC-102 demonstrating uptake and localization to lysosomes within key cell types, including macrophages and fibroblasts.

Preclinical Development

We reported data from preclinical studies of SBC-102 at the American Society of Human Genetics meeting in November 2010, which demonstrated SBC-102’s efficacy in a disease model of LAL Deficiency. SBC-102 reduced lipid substrate levels in diseased tissues and corrected disease-related abnormalities associated with LAL enzyme deficiency, including growth failure and liver pathology. The liver histology and gross pathology pictures shown below in Figure 1 are representative of the data presented. The photomicrograph on the left of the liver from an untreated animal shows marked disruption of liver structure due to the abnormal accumulation of lipids in the hepatocytes and especially in the Kupffer cells. The significant expansion of these Kupffer cells results in the pale, mottled appearance of the tissue. There is also damage to the tissue around the periportal tract resulting in fibrosis. The tissue abnormalities are also seen in the picture on the left of the whole liver from an untreated animal. It is enlarged and pale in color due to the accumulated lipids. In the photomicrograph shown on the right of the liver from an animal treated with SBC-102, the pathological abnormalities have been corrected and normal liver architecture has been restored. This is demonstrated by the smooth, uniform appearance of the tissue. The picture on the lower right of the whole liver from an animal treated with SBC-102 is consistent with the histological findings showing a normalization of the appearance due to the reduction in the lipid accumulation.

Untreated liver histology and whole organ showing tissue abnormality due to lipid accumulation	SBC-102 treated liver histology and whole organ showing normalization of tissue structure

Figure 1. Effect of SBC-102 on liver morphology

Additional data was reported at the European Society for the Study of Liver Disease meeting in March 2011 and the European Society for Pediatric Gastroenterology, Hepatology and Nutrition meeting in May 2011. These studies reported that weekly (“qw”) and every other week (“qow”) administration of SBC-102 to the animals with LAL Deficiency improved growth, decreased LAL substrate content in affected organs and normalized liver pathology in association with decreases in liver size and in serum transaminases and reversal of liver histopathologic findings. As shown in the figures below, detailed dose response analysis in a LAL deficient animal model has established a range of effective qw and qow doses supporting dose selection in clinical studies. These data demonstrate that doses equal to or greater than 1 mg/kg qow are highly effective in reducing lipid accumulation in the liver, which is the organ predominantly affected in late onset LAL Deficiency. To reverse growth failure, which is characteristic of patients with early onset LAL Deficiency, maximum efficacy is seen at doses equal to or greater than 3 mg/kg qw.

Figure 2. SBC-102 dose dependent reduction of cholesteryl esters from the liver in a LAL deficient animal model

Figure 3. SBC-102 dose dependent restoration of growth in a LAL deficient animal model, qw dosing

These studies establish proof of concept for SBC-102 as an enzyme replacement therapy for LAL Deficiency. In contrast to preclinical testing of most other experimental therapies, it is generally accepted that efficacy for this class of therapies in LSD disease models is highly predictive of clinical effectiveness. In these storage diseases, where animal models have been developed, the missing protein performs a similar function in the animal as it does in humans and replacement of the missing enzyme corrects the disease-related abnormalities. Published examples of preclinical efficacy data in an animal model of a lysosomal storage disorder predicting clinical efficacy for products that have been subsequently approved include the Schull Article, the Byers Article, the Kikuchi Article, and the Ioannou Article.

We have also conducted toxicology studies to support initiation of human dosing. There were no meaningful toxicological findings in four-week repeat dose toxicology studies in rats and monkeys administered intravenous (“IV”) infusions of SBC-102 at doses up to 50 mg/kg once weekly (i.e., 10-fold greater than anticipated human doses). In a six-month repeated dose toxicity study in monkeys administered once-weekly IV infusions of SBC-102 at doses of 3 mg/kg, 10 mg/kg or 30 mg/kg (five males and five females per dose group), or placebo infusions (five males, five females), SBC-102 was well tolerated at dose levels up to 30mg/kg per dose, which supports long-term dosing with SBC-102 in humans.

Clinical Development

We are pursuing a development strategy for SBC-102 that includes clinical trials in patients with both early and late onset LAL Deficiency. The overall goals of the program are to assess safety and tolerability in a broad population of patients, including infants, children, and adults, and to demonstrate clinically meaningful effects on the medical complications of LAL Deficiency. Consistent with study protocols for marketed products for other rare diseases such as Fabrazyme and Myozyme, we anticipate that the patient numbers required for the SBC-102 clinical program will be small. We have gained Fast Track Designation for SBC-102 and we intend to file a Biologic License Application (“BLA”) with the FDA if clinical trials are successful.

In December 2010, we filed an investigational new drug (“IND”) application with the FDA and submitted clinical trial applications with the UK Medicines and Healthcare Products Regulatory Agency in January 2011. Subsequent clinical trial applications have also been filed in other countries across Europe in support of our clinical studies.

Unlike most common diseases where clinical familiarity exists, many aspects of the clinical presentation, disease progression (including mortality and key morbidities) and response to treatment are poorly understood for rare diseases. Two key factors are responsible for these differences. First, the rarity of the disease often limits a physician’s clinical experience to a single case. Secondly, the historical absence of any effective therapy reduces the interest and research funding available to support coordinated investigation of the disease. The development of a new potential therapy requires accurate knowledge of the natural course of the disease to support patient diagnosis, endpoint selection and to provide historical data on mortality and morbidity. These are required to inform the evaluation and care of affected patients and to provide a reference for efficacy studies of enzyme replacement or other novel therapies. In order to generate this historical context for LAL Deficiency in support of the SBC-102 development program, we are currently conducting two clinical study protocols in approximately 20 countries requiring case record review of patients with early and late onset LAL Deficiency. These natural history studies will be used to investigate and characterize key aspects of the clinical course of the disease, to inform the evaluation and care of affected patients.

In addition to the patients with LAL Deficiency enrolled in clinical trials, an infant with the disease has received treatment with SBC-102 on a compassionate use basis due to the life-threatening nature of the disease. Prior to treatment, the infant exhibited the classic symptoms of Wolman Disease (early onset LAL Deficiency), including anemia, increasingly abnormal liver function tests, and growth failure. The infant began receiving SBC-102 in April 2011 at the age of four months. The infant has tolerated the treatment well and continues to receive SBC-102, demonstrating substantial improvements in growth rate, liver function tests (reduction in serum transaminases), and other disease-related abnormalities consistent with our preclinical data for SBC-102. This patient has been enrolled into an extension study as part of the clinical trial program.

The current and planned clinical trials for SBC-102 are:

•

Phase I/II Open Label Dose Escalation Study in Adult Patients with Liver Dysfunction Due to LAL Deficiency. In December 2011, we completed a four week, multi-center U.S. and European study in nine patients to evaluate the safety and tolerability of SBC-102 administered weekly in patients with liver dysfunction due to late onset LAL Deficiency. This study was intended to characterize the pharmacokinetics of SBC-102 delivered by IV infusion. Additional assessments included evaluating pharmacokinetics and biomarkers of SBC-102 activity including liver transaminases and serum lipids. Patients enrolled in the trial were diagnosed with LAL Deficiency and demonstrated evidence of liver involvement as assessed by the presence of hepatomegaly and/or elevated transaminases. Patients received four once-weekly infusions of SBC-102 (0.35 mg/kg, 1.0 mg/kg, or 3.0 mg/kg). Based on interim results, SBC-102 was well-tolerated with no serious adverse events or infusion-related reactions, and all subjects completed their scheduled infusions. The most common adverse events included headache, nausea and diarrhea, however the majority of adverse events were mild and unrelated to SBC-102. The preliminary data from the study indicates that treatment with SBC-102 resulted in rapid and significant decreases in serum transaminases, with evidence of mobilization of lipids out of the liver and other tissues and into the blood, consistent with its mechanism of action. Patients from this study continue to transition into an open-label extension study.

•

Phase I/II Open Label Dose Escalation Study in Children with Growth Failure Due to LAL Deficiency. In 2011, we also initiated a study to evaluate the safety and tolerability of SBC-102 in children with growth failure due to early onset LAL Deficiency. This study will also determine the effect of SBC-102 on growth and explore pharmacokinetics of SBC-102 and change in pharmacodynamics markers in this population. This study is expected to enroll a total of approximately eight patients at multiple centers in the U.S. and Europe. As early onset LAL Deficiency is rare and progresses rapidly to death within the first year of life, enrollment in this study is contingent on timely identification of newly diagnosed cases.

•

Planned Study in Subjects with Liver Dysfunction due to LAL Deficiency. We are planning to initiate a trial to evaluate the safety and efficacy of SBC-102 in both adults and children with late onset LAL Deficiency. The study is expected to enroll patients at multiple centers in the U.S. and Europe. Currently, we expect to initiate this study in late 2012 or early 2013.

In addition to these trials, extension studies have been initiated for patients enrolled into the SBC-102 development program in order to support requirements for long-term safety and to provide patients with ongoing access to the drug until BLA approval of SBC-102, if received.

Regulatory

SBC-102 has been granted Orphan Drug Designation by the FDA, and we have received regulatory clearance in the U.S. to conduct clinical trials in patients with LAL Deficiency. U.S. Orphan Drug Designation is granted to a product that treats a rare disease, a condition that affects fewer than 200,000 Americans. As a result of the Orphan Drug Designation, we are eligible to receive a number of benefits, including access to grant funding for clinical trials, tax credits, waiver of the FDA filing and registration fees, and seven years of market exclusivity if approval is received. Additionally, due to the severity of LAL Deficiency, the FDA granted SBC-102 Fast Track Designation which allows for an expedited regulatory review for the product.

SBC-102 has also been granted Orphan Drug Designation by the EMA, and we have received regulatory clearance in key countries in the EU to conduct clinical trials in patients with late and early onset LAL Deficiency. The EMA’s Orphan Drug Designation is given to therapies that treat rare diseases, defined as conditions that affect no more than five in 10,000 persons in the EU. As a result of the EMA Orphan Drug Designation, we are eligible to receive access to protocol assistance, direct access to centralized marketing authorization, up to 10 years of marketing exclusivity if approval is received, fee reductions or exemptions, and other national incentives. Under the EU Pediatric Regulations established in 2007, SBC-102 may be eligible for an additional two years of market exclusivity.

Commercialization

LAL Deficiency is an LSD, and like other storage diseases such as Gaucher Disease, Fabry Disease, and Pompe Disease, affects a very small patient population hallmarked by unmet medical need, substantial morbidity and increased risk of mortality. As indicated in the table below, Cerezyme, Fabrazyme, Myozyme and Soliris are ultra-orphan drugs that provide precedent for the ability to commercialize a breakthrough treatment for an ultra-rare medical condition. Members of our management team have previously held leadership roles in the successful development and commercialization for all four of these precedent products.

Drug	SBC-102	Cerezyme	Fabrazyme	Myozyme	Soliris
Indication	LAL Deficiency	Type I Gaucher Disease	Fabry Disease	Pompe Disease	PNH
Estimated Prevalence	1 in 40,000	1 in 59,000 to 86,000	1 in 40,000 to 476,000	1 in 40,000 to 146,000	1 in ~77,000

Table 1. A sampling of ultra-orphan products and their associated incidence

LAL Deficiency is an ultra-rare disorder that falls within the scope of metabolic specialists, hepatologists and lipidologists. Liver complications such as fibrosis, cirrhosis and liver failure dominate the late onset form, and patients may resemble those with other, more common diseases such as non-alcoholic fatty liver disease or non-alcoholic steatohepatitis. Similar to other lysosomal storage disorders, increased disease awareness and improvements in diagnosis supported by the patient and physician communities are critical for identifying patients and facilitating treatment. We are in the process of engaging the physician and patient communities to establish a registry that will encourage involvement of all parties to raise awareness of and interest in LAL Deficiency. These include metabolic, hepatic, and lipid physician specialists and LAL Solace, National Organization for Rare Disorders, Eurordis and CLIMB patient groups.

The diagnosis of LAL Deficiency patients is anticipated to begin with the specialists’ clinical diagnosis aided by the use of differentiating biochemical markers, including abnormal lipid profile and confirmed by a simple blood test for the LAL enzyme.

Our commercial strategy for SBC-102 focuses on five imperatives: (i) raising disease awareness, (ii) facilitating diagnosis, (iii) generating prescriptions, (iv) supporting treatment, and (v) facilitating third party reimbursement. By aligning resources against these imperatives, we believe that our commercial footprint will be efficient and scaled to a highly specialized market niche. Similar to other companies with such specialized call points, our current plans for resourcing the commercialization effort for SBC-102 include a small number of highly specialized field-based representatives supported by a specialized organization in-house. The past experience of members of our management team in leading commercial efforts for ultra-rare products highlights the value of recruiting professionals who have experience with these specialized and focused physician and patient communities. The planned commercial organization is being developed to initially address the needs and opportunities for the North American, European, Latin American, and Asia Pacific regions, as well as other emerging regions.

Other Programs

In addition to SBC-102, we are progressing protein therapeutic programs for other rare diseases, which are currently at different stages of preclinical development. These include two enzyme replacement therapies for other lysosomal storage disorders and two programs for other rare life-threatening conditions. These protein therapeutic programs are selected based on scientific rationale, unmet medical need within the patient population, potential to substantially impact disease course, and strategic alignment with our corporate and commercial efforts, including a potentially significant commercial opportunity.

We believe our other programs, SBC-103 through -106, also have the potential to present patients and health care practitioners with effective therapies to treat the rare and devastating diseases targeted by these programs, which, like LAL Deficiency, are characterized by significant morbidity and mortality. The most advanced of these additional programs is SBC-103, an enzyme replacement therapy for MPS IIIB. This enzyme is a recombinant form of NAGLU. Similar to LAL Deficiency, MPS IIIB is an autosomal recessive LSD that may affect as many as eight individuals per million. While initially appearing unaffected, children born with MPS IIIB usually present with a slowing of development and/or behavioral problems around two years of age, followed by progressive intellectual decline and immobility with complete dependency on care providers. The life-span of an affected individual does not usually extend beyond the late teens to early twenties. Recent systematic studies using mutation based approaches have also revealed that MPS IIIB can demonstrate a large variability in the course of the disease, with a substantial number of additional patients with an attenuated phenotype with longer lasting, stable intellectual disability followed by regression later in life. Preliminary characterization of the enzyme produced using our production platform demonstrates favorable uptake properties compared to previously published attempts to produce this enzyme using cell culture based approaches. There is currently no approved therapy available for MPS IIIB.

The following table describes our product candidate pipeline:

Program	SBC-102 (rhLAL)	SBC-103 (rhNAGLU)	SBC-104	SBC-105	SBC-106
Therapeutic	Recombinant Lysosomal Acid Lipase	Recombinant a-N-acetyl- glucosaminidase	Extra Cellular Protein	Enzyme Replacement Therapy	Enzyme Replacement Therapy
Disease	LAL Deficiency (LSD)	MPS IIIB/ Sanfilippo B (LSD)	Severe Genetic Condition	Severe Metabolic Disorder	Severe Genetic Condition
Development Status	Clinical	Preclinical	Preclinical	Preclinical	Preclinical
Regulatory Opportunity	Orphan Drug Designation • Granted U.S. • Granted EU Fast Track Designation	Potential for Orphan & Fast Track Designation	Potential for Orphan & Fast Track Designation	Potential for Orphan & Fast Track Designation	Potential for Orphan & Fast Track Designation

Table 2. Our pipeline programs

SBC-104 is an extracellular protein that targets a severe, rare genetic condition. There are no approved therapies for this disease, which is often fully debilitating and frequently results in early death. SBC-104 is being developed as a protein replacement therapy.

SBC-105 is an enzyme replacement therapy being developed to treat a severe, rare metabolic disorder. We believe this program has opportunity in a number of related rare diseases with similar underlying biology.

SBC-106 is a protein therapy that targets a severe and rare genetic condition.

Our Expression Platform

Overview

In mid-2008, Sanj K. Patel was appointed as our President, Chief Executive Officer and Director, after nearly a decade at Genzyme Corporation where he led, at different times, both Clinical and Commercial Operations for Genzyme’s rare disease franchise. Our business focus on products for rare diseases was established in 2008 with Mr. Patel’s appointment and his redirection of the company. This change represented a substantial shift in the business strategy of the original company, AviGenics, inc., which was founded to develop a technology for expressing protein therapeutics in egg white (EW) with the intention of creating follow-on biologics, including both biosimilar and biobetter products. With the change in business strategy, the expression platform was switched to a focus on the manufacture of protein therapeutics for rare diseases with unmet medical need.

Our proprietary expression platform remains a key element of our business, and is an important contributor to our current pipeline of rare disease therapeutics. Our expression platform is an integrated approach using recombinant DNA technology for the creation, optimization and commercial production of protein therapeutics. This mature platform, encompassing over 15 years of research and clinical development, is distinct from cell culture based approaches for protein therapeutic manufacturing and has a number of potential advantages which include:

•	Reduced capital investment;

•	Very high and competitive protein expression levels;

•	Flexibility and consistency during scale-up; and

•	Human-like glycosylation patterns that can be tailored for the application.

We believe that this system will avoid the scale-up and inconsistency issues often associated with cell culture-based manufacturing of many types of therapeutic proteins. The ability to manufacture our products in-house and the important advantages of our manufacturing platform is a key element of our business. This capability decreases the financial requirements for progressing a protein therapeutic into clinical development and allows us to retain control over manufacturing of the commercial product.

Biology

The foundation of our platform is an integrated system of proprietary vectors and methods that allow the generation of transgenic lines of hens which produce high levels of therapeutic protein in EW, a protein friendly matrix. Expression is achieved using our proprietary vectors which allow targeted expression in EW-producing cells, and results in high expression levels of therapeutic proteins. The EW matrix facilitates bulk storage of unpurified EW prior to purification for prolonged periods and is one of a number of manufacturing advantages of our platform over traditional protein manufacturing technologies. In contrast to mammalian cell culture based approaches which utilize immortalized cell lines with high genetic and epigenetic instability, our proprietary vectors allow incorporation of the gene of interest into the genome of normal cells of an avian (Gallus) with selective expression of the resulting protein in the oviduct tissues and secretion into EW. The importance of this cellular environment for therapeutic protein expression is highlighted by the tight consistency of post-translational modification, including glycosylation, seen in proteins manufactured using our platform compared to cell culture produced material. Furthermore, our expression system yields consistent expression levels and quality of protein within production lines and through multiple generations. We believe that our platform is the only approach for creating transgenic hens that produce a therapeutic protein which has been used successfully in clinical trials and which can enable commercial scale manufacturing.

Our proprietary technology allows for the production of proteins with glycosylation patterns that are suitable for many different diseases without a requirement for additional processes either during manufacturing (inhibition of specific glycosylation enzymes) or post purification (enzymatic removal of terminal sugars) to modify terminal glycan structures impacting biodistribution. Furthermore, unlike some alternative expression platforms, our expression system produces proteins with ‘human like’ glycan structures and does not incorporate non-human sugars into glycans.

Manufacturing and Supply

We have demonstrated the platform’s ability to successfully produce a wide array of therapeutic proteins, including therapeutic enzymes, cytokines, monoclonal antibodies and fusion proteins. Furthermore, from 2004 to 2008, AviGenics, inc. manufactured investigational products using its expression system to supply Phase I and Phase II multinational clinical studies run in the U.S., EU, and India, which included more than 250 patients. The regulatory clearance for these studies included detailed considerations related to the manufacturing platform and there is good regulatory familiarity with the expression system. The largest study conducted was a multinational Phase II study of glycosylated recombinant human granulocyte colony stimulating factor (“G-CSF”) in 189 breast cancer patients with chemotherapy induced neutropenia. The overall safety and efficacy profile was comparable to the characteristics of Neupogen® (filgrastim) and no patient dosed with recombinant human G-CSF showed evidence of G-CSF antibody seroconversion during extended follow-up out to 12 months after initiation of dosing.

Finally, this platform is covered by a comprehensive intellectual property portfolio owned or exclusively licensed by us and, we believe, provides us with expanded freedom to operate compared to other systems.

Cytovance Biologics LLC (“Cytovance”) has provided us with drug product fill and finish operations for SBC-102 since December 2010. In February of 2012, Synageva and Cytovance signed a manufacturing services agreement for clinical supply, which includes drug substance purification and formulation and drug product fill finishing. Our agreement with Cytovance will remain in effect until Cytovance completes the projects mutually agreed by the parties under the agreement. We may terminate our agreement with Cytovance upon 60 days’ written notice, but Cytovance may only terminate the agreement in the event of a material uncured breach by us.

FUZEON

As part of the Reverse Merger, we gained the rights to a royalty stream related to FUZEON®, an HIV fusion inhibitor, developed in collaboration with F. Hoffmann-La Roche Ltd. (“Roche”). The FDA approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. After the FDA granted accelerated approval, commercial sales of FUZEON began in March 2003. Full approval was granted by the FDA in October 2004. Roche also filed an application for European marketing approval of FUZEON in September 2002 and was granted marketing approval under exceptional circumstances by the European Agency for the Evaluation of Medicinal Products in May 2003.

We granted Roche an exclusive license to manufacture and sell FUZEON worldwide, and we receive royalties from Roche on net sales of FUZEON. Although royalties from sales of FUZEON, which have declined every year from 2007 through 2011, is currently our only significant source of revenue, we do not consider the sales of FUZEON to be material to our business strategy.

Patents and Proprietary Rights

We actively seek to aggressively protect the proprietary technology that is important to our business, including pursuing patents that cover our product candidates and compositions, their methods of use and the processes for their manufacture, as well as any other relevant inventions and improvements that are commercially important to the development of our business. We also rely on trade secrets and other know-how that may be important to the development of our business.

Our patent portfolio is currently composed of over 200 issued patents and 150 patent applications in major territories, including the U.S., Europe, Brazil, Japan, China, Canada, India, and Australia, and includes patents and patent applications that we own as well as license from other parties. These patents and patent applications cover various aspects of our manufacturing expression platform, product candidate pipeline and other product candidates that we are no longer developing. Patents covering aspects of our manufacturing expression platform will expire between 2016 and 2026. If they were to issue, current patent applications covering the expression platform will expire between 2018 and 2032 and current patent applications covering SBC-102 will expire between 2031 and 2032.

In addition, our own pending applications contain claims directed to compositions and improved methods for expression of therapeutic proteins, with expirations between 2018 and 2032. We continue to develop new intellectual property based on ongoing research to improve and enhance our expression platform.

While there can be no assurance that patent applications relating to our product candidates will ultimately issue or what the scope of the claims of such patent applications will cover if they were to issue, we expect to rely heavily on orphan drug exclusivity for our product candidates, including SBC-102, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. In addition, we continue to aggressively pursue intellectual property protection for our product candidates in the form of patent applications that have been and will continue to be filed in the U.S. and internationally.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. Additional patent extension can be granted for time spent in development and regulatory review in certain jurisdictions as well.

University of Georgia Research Foundation

Our patent rights include an exclusive, worldwide, sublicensable license to the patents owned by University of Georgia Research Foundation (“UGARF”) to develop, make, use and commercialize the avian transgenesis technology. Under the license, which was initially executed in 1996 and amended in 2007, we paid UGARF an upfront license fee and issued shares of our common stock in return for worldwide exclusive rights under the license. Additionally, UGARF is eligible to receive low single digit royalties on net sales of products covered under the license. This license agreement covers patents and patent applications pending worldwide that are the basis of our expression platform. The UGARF license is effective until the last to expire of the licensed patents. Patents exclusively licensed from UGARF covering key aspects of our expression platform will expire between 2018 and 2021. UGARF can terminate the license or, at UGARF’s discretion, convert the license into a non-exclusive license, if we materially breach the agreement, make any materially false reports to UGARF, or fail to pay any required consideration under the agreement. We have the right to terminate the agreement upon 60 days’ prior written notice to UGARF.

University of Minnesota

In 2009, we entered into an exclusive license agreement, with the right to grant sublicenses, with the University of Minnesota that relates to compositions and methods useful for generating transgenic Gallus. In exchange for the license, which is effective until the last to expire of the licensed patents, we paid the University of Minnesota an upfront license fee. In addition, University of Minnesota is entitled to minimal annual royalties which are creditable against low single digit royalties on net sales of products covered under the license. The 18 patents included in this license agreement expire by 2016. The University of Minnesota may terminate the agreement for our failure to timely cure any material breach or failure to perform any obligations under the agreement. We may terminate the agreement at any time after the third anniversary of the agreement upon 90 days’ prior written notice.

Pangenix

The patents included in our non-exclusive, sublicensable license agreement entered into with Pangenix in 2000 also cover compositions and methods useful for generating transgenic Gallus. In exchange for the license granted by Pangenix, which is effective until the last to expire of the licensed patents, Pangenix received an upfront license fee and is entitled to receive minimum annual royalties creditable against low single digit royalties on net sales of products covered under the license. The patents included in this license agreement are set to expire in 2015. Pangenix may terminate the agreement for our failure to timely cure any material breach or failure to perform our obligations under the agreement. We may terminate upon 60 days’ notice to Pangenix.

Roche

In 1999, Trimeris entered into a worldwide agreement with Roche to develop and market FUZEON and certain other compounds (the “Prior Development and License Agreement”) and, in 2000, Trimeris entered into a research agreement with Roche to discover, develop and commercialize certain additional fusion inhibitor peptides (the “Prior Research Agreement”). These agreements granted Roche an exclusive, worldwide license for FUZEON. Trimeris agreed to share development expenses and profits for FUZEON in the U.S and Canada equally with Roche. Outside of the U.S. and Canada, Roche agreed to fund all development costs and pay Trimeris royalties on net sales of FUZEON for a specified term.

On September 23, 2010, Trimeris entered into an agreement with Roche relieving Trimeris of any obligation to repay certain deferred marketing expenses that may have arisen under the Development and License Agreement (the “Deferred Marketing Expenses Agreement”). Specifically, Trimeris had previously agreed with Roche that certain expenses related to the selling and marketing of FUZEON that were incurred by Roche in 2004 would be subject to our repayment, assuming certain terms and conditions were met. Pursuant to the Deferred Marketing Expenses Agreement, we are no longer obligated to pay these deferred marketing expenses to Roche.

On November 20, 2007, Novartis Vaccines and Diagnostics, Inc. (“Novartis”) filed a lawsuit against us, Roche and certain of its affiliated entities, alleging infringement of Novartis’ U.S. Patent No. 7,285,271 B1, entitled

“Antigenic Composition Comprising an HIV gag or env Polypeptide” (the “‘271 Patent”), related to the manufacture, sale and offer for sale of FUZEON. On September 23, 2010, we entered into a settlement agreement (the “Settlement Agreement”) with Roche and Novartis settling the lawsuit and the lawsuit was dismissed with prejudice from the Eastern District of North Carolina on September 28, 2010. Under the terms of the Settlement Agreement, we, in collaboration with Roche, have the right to continue to sell FUZEON under a license to Novartis’ ‘271 Patent in exchange for the payment of royalties to Novartis on net sales of FUZEON. We will share responsibility for payment of these royalties equally with Roche.

On May 25, 2011, Trimeris and Roche entered into the Amended and Restated License Agreement (the “Roche License Agreement”), effective as of January 1, 2011, pursuant to which Roche has an exclusive license to manufacture and sell FUZEON worldwide and Trimeris receives royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. Under the Roche License Agreement, Roche may deduct from its royalty payments to Trimeris 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis under the Settlement Agreement. To calculate the royalty revenue, a 5.5% distribution charge is deducted from Roche’s reported net sales, and Trimeris receives a 16% royalty on the adjusted net sales amount.

Sales and Marketing

We are currently developing marketing, sales and distribution capabilities to support commercialization for SBC-102. Similar to other companies with such specialized call points, our current plans for commercialization resources include limited field-based representatives supported by a specialized in-house organization to address the needs and opportunities for the North American, European, Latin American, and Asia Pacific regions.

With respect to pipeline products and other product candidates, we may elect to utilize our own commercial capabilities to market and sell a product for which we obtain regulatory approval.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies and specialty pharmaceutical companies, academic institutions, government agencies, and research institutions. The market for enzyme replacement therapies is becoming increasingly competitive. However, our products, upon approval, will be focused, at least initially, on specific orphan markets characterized by high unmet medical need. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profile, reliability and durability of response, convenience of dosing, and price and reimbursement.

Government Regulation

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our product candidates and future products, are subject to extensive regulation by governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. We expect SBC-102 to be regulated by the FDA as a biologic. Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

The steps required before a biologic may be approved for marketing of an indication in the U.S. generally include:

•	preclinical laboratory tests and animal tests;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission to the FDA of a BLA or supplemental BLA;

•	FDA pre-approval inspection of product manufacturers; and

•	FDA review and approval of the BLA or supplemental BLA.

Preclinical studies include laboratory evaluation, as well as animal studies to assess the potential safety and efficacy of the product candidate. Preclinical safety tests must be conducted in compliance with FDA regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND. The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. Submission of an IND does not guarantee FDA authorization to commence clinical trials.

Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of qualified principal investigators. Each clinical study at each clinical site must be reviewed and approved by an independent institutional review board prior to the recruitment of subjects.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations. Phase I studies may be conducted in a limited number of patients, but are usually conducted in healthy volunteer subjects. The drug is usually tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmaco-dynamics and pharmaco-kinetics.

Phase II usually involves studies in a larger, but still limited, patient population to evaluate preliminarily the efficacy of the drug candidate for specific, targeted indications to determine dosage tolerance and optimal dosage and to identify possible short-term adverse effects and safety risks.

Phase III trials are undertaken to further evaluate clinical efficacy of a specific endpoint and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase I, Phase II, or Phase III testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Results from one trial are not necessarily predictive of results from later trials. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The BLA review fee alone can exceed $500,000, subject to certain limited deferrals, waivers, and reductions that may be available. Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If found complete, the FDA will “accept” the BLA, thus triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of priority BLA applications in six months and 90% of standard BLA applications in 10 months, whereupon a review decision is to be made. The FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but an “action letter” that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless compliance with cGMP is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. Marketing a product for other indicated uses or making certain manufacturing or other changes requires FDA review and approval of a BLA supplement or new BLA. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

As part of the newly enacted Patient Protection and Affordable Care Act of 2010, Public Law No. 111-148, under the subtitle of Biologics Price Competition and Innovation Act of 2009 (“BPCI”), a statutory pathway has been created for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the Public Health Service Act. Also under the BPCI, innovator manufacturers of original reference biological products are granted 12 years of exclusive use before biosimilars can be approved for marketing in the U.S. The objectives of the BPCI are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the “Hatch-Waxman Act,” which established abbreviated pathways for the approval of drug products. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA and is currently being developed. In late 2010, the FDA held a hearing to receive comments from a broad group of stakeholders regarding the implementation of the BCPI. The approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance.

Orphan Drug Act

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for Orphan Drug Designation. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven year exclusive marketing period in the U.S. for that product. However, a drug that the FDA considers to be clinically superior to, or different from, another approved orphan drug, even though for the same indication, may also obtain approval in the U.S. during the seven year exclusive marketing period. In addition, holders of exclusivity for orphan drugs are expected to assure the availability of sufficient quantities of their orphan drugs to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the drug.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside the U.S., including the EU. The orphan legislation in the EU is available for therapies addressing chronic debilitating or life-threatening conditions that affect five or fewer out of 10,000 persons or are financially not viable to develop. The market exclusivity period is for 10 years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to 12 years if sponsors complete a pediatric investigation plan agreed upon with the relevant committee of the EMA.

Foreign Regulation

In addition to regulations in the U.S., we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

Employees

As of December 31, 2011, we had 82 full-time employees. Approximately 60 were primarily engaged in research and development activities and 22 were primarily engaged in general, administrative, and pre-commercial activities. None of our employees are subject to a collective bargaining agreement, and we believe our employee relations to be good.

Company Information

Our website address is www.synageva.com. Information contained in, and that can be accessed through, our website is not incorporated into and does not form a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Investing in our securities involves risk. Prior to making a decision about investing in our securities, you should carefully consider the specific risk factors discussed below and all of the other information contained or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. If any of these risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are largely dependent on the success of our leading product candidate, SBC-102. All of our product candidates, including SBC-102, are still in either preclinical or clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize SBC-102, or experience significant delays in doing so, our business will be materially harmed.

Our business prospects are largely dependent upon the successful development and commercialization of SBC-102. In February 2011, we initiated Phase I/II clinical trials for SBC-102 to evaluate the safety and tolerability of SBC-102 in adult patients with liver dysfunction due to late onset LAL Deficiency. We began enrolling patients in May 2011 and completed enrollment in December 2011. We also initiated a Phase I/II clinical study in children with growth failure due to early onset LAL Deficiency in February 2011. Before we can commercialize product candidates related to SBC-102 we must:

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

This process involves a high degree of risk and takes many years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•	failure of the product candidate in preclinical studies;

•	delays or difficulty enrolling patients in clinical trials, particularly for disease indications with small patient populations;

•	patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the effectiveness or superiority of the product candidate;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner, if at all;

•	failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, the facilities or the processes used to manufacture the product candidate; or

•	changes in the regulatory environment, including pricing and reimbursement, which make development of a new product or of an existing product for a new indication no longer desirable.

Few research and development projects result in commercial products, and success in preclinical studies or early clinical trials often is not replicated in later studies.

We may decide to abandon development of a product candidate or service at any time, or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would increase development costs and delay any revenue from those programs.

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

Initial interim results from a clinical trial do not ensure that the trial will be successful and success in early stage clinical trials does not ensure success in later-stage clinical trials.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. While results from our 4-week Phase I/II trial of SBC-102 in adults with late onset LAL Deficiency were supportive of continued development of SBC-102, we cannot be assured that further trials will ultimately be successful. Results of further clinical trials may be disappointing.

Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates with patients receiving the drug for longer periods before we are able to seek approvals to market and sell these product candidates from the FDA and regulatory authorities outside the U.S. If we are not successful in commercializing any of our lead product candidates, or are significantly delayed in doing so, our business will be materially harmed.

We may find it difficult to enroll patients in our clinical trials.

SBC-102 is being developed to treat LAL Deficiency, which is very rare. Many of the potential patients for our product candidates have not been diagnosed with the diseases being targeted by our product candidates. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. We completed enrollment in December 2011 of our first clinical trial with SBC-102. We intend to eventually enroll a total of approximately eight pediatric subjects into our Phase I/II study for early onset LAL deficiency. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials could result in significant delays or may require us to abandon one or more clinical trials altogether.

If our preclinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, and can take many years to complete. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing or the clinical trial process, which could delay or prevent our receipt of regulatory approval for, or the commercialization of, our product candidates, including:

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide to conduct, or regulators may require, additional preclinical testing or clinical trials, or we may abandon projects that we expect to be promising;

•	a regulatory authority or institutional review board may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to institutional review boards for re-inspection due to changes in the regulatory environment;

•	the number of patients required for clinical trials may be larger than we anticipate or participants may drop out of clinical trials at a higher rate than we anticipate;

•	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner;

•

we might have to suspend or terminate one or more of our clinical trials if we, a regulatory authority or an institutional review board determine that the participants are being exposed to unacceptable health risks;

•	a regulatory authority or institutional review board may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we anticipate;

•

the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective clinical research organizations; or

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any preclinical tests or clinical trials will be initiated as planned, will need to be restructured or will be completed on schedule, if at all. Significant preclinical or clinical trial delays could also shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Such delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

We have neither obtained marketing approval nor commercialized any of our current rare disease product candidates.

We have neither obtained marketing approval nor commercialized any of our current rare disease product candidates and do not expect to receive marketing approval or generate revenue from the direct sale of our rare disease products, including SBC-102, for several years, if ever. We have completed a Phase I/II clinical trial for SBC-102 in adults but still have only limited experience in conducting clinical trials for SBC-102. Additionally, we are conducting preclinical studies for various other indications. Our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these diseases. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead rare disease product candidates, or might be significantly delayed in doing so, which will materially harm our business.

If we infringe the rights of third parties we might have to forgo selling our future products, pay damages, or defend litigation.

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

Although no infringement, misappropriation, or similar claim or action is pending or threatened, we are aware of a patent issued by the European Patent Office, and subsequently validated in Great Britain, France, Germany, Italy, and Spain, that relates generally to the use of LAL and may therefore be relevant to SBC-102. This patent is currently under opposition at the European Patent Office. We believe that such patent does not currently affect our freedom to conduct clinical trials for SBC-102. We also believe that the patent is invalid due to a substantial body of prior art. We have recently taken additional proactive steps, including instituting proceedings in the UK Patents Court with respect of the issued patent seeking to declare the patent invalid or that the current anticipated activities related to our development and commercialization of SBC-102 do not infringe the patent, and intend to take further steps to accelerate resolution of this matter, which further steps may include contacting the patentee, bringing additional prior art documents to the attention of the European Patent Office or other actions. For more information, see Item 3 “Legal Proceedings.” If, however, the patent is maintained in unamended form by the European Patent Office, then we may not be able to commercialize SBC-102 in these countries until the patent expires in these countries or sooner if the patent is otherwise invalidated by the relevant national courts before expiration. In addition, the same patentee has been granted a U.S. patent on the use of LAL to treat atherosclerosis, and has two pending patent applications in the U.S., which have currently been rejected by the U.S. patent office, and one each in Canada and Brazil. We believe that we will not be infringing this issued U.S. patent in commercializing SBC-102 for the indications for which we are seeking approval and that the issued U.S. patent is invalid due to the prior art described above. We further believe that the pending applications will not issue due to the substantial body of prior art and, if they were to issue reciting claims that would encompass our contemplated activities, would be invalid due to the prior art. If, however, these pending applications are granted in a form which covers SBC-102, then our ability to commercialize SBC-102 in these countries before the patent expires in these countries could be adversely affected and/or halted if the patent is not otherwise invalidated by the relevant national courts or otherwise revoked before expiration.

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

Uncertainties relating to third-party reimbursement and health care reform measures could limit payments or reimbursements for future products that we may develop could materially adversely affect our business.

In the U.S. and elsewhere, sales of prescription drugs depend in part on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services in an effort to promote cost containment measures and alternative health care delivery systems. Our prospects for achieving profitability will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third party payors, both in the U.S. and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining reimbursement approval for a product from each governmental or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or non-U.S. regulatory authorities. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover costs and may not be made permanent.

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

We are subject to regulations regarding the manufacturing of therapeutic proteins.

We are subject to ongoing periodic unannounced inspections by the FDA, corresponding state agencies or non-U.S. regulatory authorities to ensure strict compliance with current good manufacturing practice (“cGMP”) and other government regulations and corresponding foreign standards. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. We must also pass a pre-approval inspection prior to regulatory approval. Failure to pass a pre-approval inspection might significantly delay FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and might be limited in the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition, and results of operations might be materially harmed.

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

We may have to rely on third parties to complete the manufacturing process. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We might be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and other regulatory authorities must approve any replacement contractor. This approval would generally require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of regulatory approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture the relevant drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.

•

Our third-party contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply possible clinical trials or to successfully produce, store and distribute our products.

•

Drug manufacturers are subject to ongoing periodic unannounced inspections by the regulatory, corresponding state agencies and non-US. regulatory authorities to ensure strict compliance with cGMP, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our competitors include organizations such as major multinational pharmaceutical companies, established biotechnology companies and specialty pharmaceutical and generic drug companies. Many competitors have greater financial and other resources than we have, such as larger research and development staff, more extensive marketing, distribution, sales and manufacturing organizations and experience, more extensive clinical trial and regulatory experience, expertise in prosecution of intellectual property rights and access to development resources like personnel and technology. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products.

Our business depends on protecting our intellectual property.

We are pursuing intellectual property protection for SBC-102 and other product candidates in the form of patent applications that have been and will continue to be filed in the U.S. and in other countries; however, there can be no assurance that patents will issue with the scope for which they are originally filed, if at all.

If we and our licensors do not obtain protection for our respective intellectual property rights and our products are not, or are no longer, protected by regulatory exclusivity protection, such as orphan drug protection, our competitors might be able to take advantage of our research, development, and manufacturing efforts to develop and commercialize competing drugs.

Our success, competitive position, and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes, and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights, and to operate without infringing on the proprietary rights of third parties. We currently hold various issued patents and exclusive rights to issued patents and own and have licenses to various patent applications, in each case in the U.S. as well as rights under foreign patents and patent applications. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

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

•	countries other than the U.S. might have less restrictive patent laws than the U.S., giving foreign competitors the ability to exploit these laws to create, develop, and market competing products.

In addition, the USPTO and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.

Patent and other intellectual property protection is crucial to the success of our business and prospects, and there is a risk that such protections will prove inadequate. Our business and prospects might be materially harmed if these protections prove insufficient.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We rely on trade secret protections through confidentiality agreements with our employees and other parties, and the breach of these agreements could adversely affect our business and prospects.

We rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with our employees, collaborators, suppliers, and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach, or that our trade secrets will not otherwise become known to or independently developed by our competitors. We might be involved from time to time in litigation to determine the enforceability, scope, and validity of our proprietary rights. Any such litigation could result in substantial cost and divert management’s attention from operations. If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

We are dependent on certain license relationships.

We have licensed technology that is related to our proprietary expression technology from the University of Georgia, University of Minnesota and Pangenix and we might enter into additional licenses in the future. Licenses to which we are a party contain, and we expect that any future licenses will contain, provisions requiring up-front, milestone, and royalty payments to licensors and other conditions to maintaining the license rights. If we fail to comply with our obligations under any such license, the applicable licensor may have the right to terminate the license on relatively short notice and as a result, we would not be able to commercialize drug candidates or technologies that were covered by the applicable license. Also, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates.

We will be dependent on orphan drug status to commercialize SBC-102, and a competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are seeking approval.

We expect to rely heavily on the orphan drug exclusivity for SBC-102, which grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. While the orphan drug exclusivity for SBC-102 will provide market exclusivity in the U.S., Europe, and other countries, we will not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan medicinal product. Even if we have orphan drug exclusivity for a particular drug indication, we cannot guarantee that another company also with orphan drug exclusivity will not receive marketing authorization for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product, or if the later product is a different drug than SBC-102. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

If we are unable to retain and recruit qualified scientists and advisors, or if any of our key executives, key employees or key consultants discontinues his or her employment or consulting relationship with us, it may delay our development efforts or otherwise harm our business.

The loss of any of our key executives, employees or key consultants could impede the achievement of our research and development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical, and health care companies, universities, and non-profit research institutions for experienced scientists and other disciplines. Although we have not experienced difficulty attracting and retaining qualified employees to date, competition for employees may impact our ability to recruit and retain qualified personnel in the future. Certain of our officers, directors, scientific advisors, and/or consultants or certain of the officers, directors, scientific advisors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other biopharmaceutical or biotechnology companies. We may not maintain “key man” insurance policies on any of our officers or employees. We currently have employment contracts with our Chief Executive Officer, Sanj K. Patel, and other executive officers which provide for certain severance benefits. Consistent with our current employment policies, all of our employees are employed “at will” and, therefore, each employee may leave our employment at any time. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected. We are not aware of any key personnel who intend to retire or otherwise leave us in the near future.

We currently derive a significant portion of our income from royalties on sales of FUZEON. If FUZEON sales continue to decline, our business will suffer.

Royalties on sales of FUZEON are currently Synageva’s only significant source of revenue. FUZEON competes with numerous existing therapies for the treatment of HIV. From 2007 through 2011, overall FUZEON sales have declined. Net sales of FUZEON reported by Roche totaled $112.2 million, $88.4 million and $50.7 million for fiscal 2009, 2010 and 2011, respectively. Synageva cannot predict if or when sales levels for FUZEON will stabilize.

Uncertainties relating to third-party reimbursement and health care reform measures could limit payments or reimbursements for FUZEON, which could adversely affect our business.

Currently, because of the high cost of the treatment of HIV, many state legislatures are reassessing reimbursement policies for this therapy. If third-party payor reimbursements for FUZEON are limited or reduced, our results of operations will be adversely affected. In addition, emphasis in the U.S. on the reduction of the overall costs of health care through managed care has increased and will continue to increase the pressure to reduce the prices of pharmaceutical products.

The wholesale acquisition cost of a one-year supply of FUZEON in the U.S. is approximately $32,500. A high drug price could also negatively affect patients’ ability to receive reimbursement coverage for FUZEON from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

Currently, FUZEON is covered by Medicaid in all 50 states. In addition, the AIDS Drug Assistance Programs in all 50 states and a majority of private insurers provide some amount of access to FUZEON. However, there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as CD4 cell levels, to receive reimbursement. Other payors limit the number of patients to which they will provide reimbursement for FUZEON, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs.

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

On November 20, 2007, Novartis filed a lawsuit against us, Roche and certain of its affiliated entities, alleging infringement of the “‘271 Patent, related to the manufacture, sale and offer for sale of FUZEON. On September 23, 2010, we entered into the “Settlement Agreement with Roche and Novartis settling the lawsuit and the lawsuit was dismissed with prejudice from the Eastern District of North Carolina on September 28, 2010. Under the terms of the Settlement Agreement, we, in collaboration with Roche, have the right to continue to sell FUZEON under a license to Novartis’ ‘271 Patent in exchange for the payment of royalties to Novartis on net sales of FUZEON. We will share responsibility for payment of these royalties equally with Roche.

Our success will depend in part on relationships with third parties. Any adverse changes in these relationships could adversely affect our business, financial condition, or results of operations.

Our success will be dependent on our ability to maintain and renew the business relationships of both Trimeris and Private Synageva and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition, or results of operations.

Our charter documents and indemnification agreements require us to indemnify our directors and officers to the fullest extent permitted by law, which may obligate us to make substantial payments and to incur significant insurance-related expenses.

Our charter documents require us to indemnify our directors and officers to the fullest extent permitted by law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines, and amounts reasonably paid in defense or settlement of an action, suit, or proceeding brought against any of them by reason of the fact that he or she is or was our director or officer. In addition, expenses incurred by a director or officer in defending any such action, suit, or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and officers. In furtherance of these indemnification obligations, we maintain directors’ and officers’ insurance in the amount of $25,000,000. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of its insurance coverage may be decreased.

Risks Relating Our Financial Position and Capital Requirements

We may be unable to raise the substantial additional capital that we will need to further develop and commercialize our products.

As is typical of biotechnology companies at our stage of development, our operations consume substantial amounts of cash and we will need substantial additional funds to further develop and commercialize our products.

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

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a clinical-stage company with limited historical revenues, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We continue to incur significant research and development and other expenses related to our ongoing operations. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our ability to utilize Trimeris’ net operating loss and tax credit carryforwards in the future is subject to substantial limitations and may be further limited as a result of the Reverse Merger.

Federal and state income tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change occurs when shareholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryforwards) have increased their aggregate ownership of stock in such corporation by more than 50 percentage points during any three-year period. If an “ownership change” occurs, Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the loss corporation experiencing the ownership change. The annual limitation is calculated by multiplying the loss corporation’s value immediately before the ownership change by the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. Section 383 of the Code also imposes a limitation on the amount of tax liability in any post-ownership change year that can be reduced by the loss corporation’s pre-ownership change tax credit carryforwards.

In 2008, an “ownership change” occurred with respect to Trimeris, and the Reverse Merger resulted in another “ownership change” of Trimeris. Accordingly, our ability to utilize Trimeris’ NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for us, which could have a material adverse effect on our business, financial condition.

Our management is required to devote substantial time to comply with public company regulations.

As a public company, we will incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rules implemented by the SEC and the NASDAQ Global Market, impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel will need to devote substantial time to these requirements. Certain members of our management do not have experience in addressing these requirements.

Sarbanes-Oxley requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we will be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley (“Section 404”). We will incur substantial accounting and related expenses to comply with Section 404. We may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC, or other regulatory authorities.

We rely on Roche to timely deliver important financial information relating to sales of FUZEON. In the event that this information is inaccurate, incomplete, or not timely, we will not be able to meet our financial reporting obligations as required by the SEC.

Under the Roche License Agreement, Roche has exclusive control over the flow of information relating to sales of FUZEON that we require to meet our SEC reporting obligations. Roche is required under the Roche License Agreement to provide us with timely and accurate financial data related to sales of FUZEON so that we may meet our reporting requirements under federal securities laws. In the event that Roche fails to provide us with timely and accurate information, we may incur significant liability with respect to the federal securities laws, our disclosure controls and procedures under Sarbanes-Oxley may be inadequate, and we may be forced to restate our financial statements, any of which could adversely affect the market price of our common stock.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock and our trading volume could fluctuate significantly for many reasons, including the following factors:

•	announcements of clinical or regulatory developments or technological innovations by us or our competitors;

•	changes in our relationship with our licensors and other strategic partners;

•	our quarterly operating results;

•	declines in sales of FUZEON;

•	developments in patent or other technology ownership rights;

•	public concern regarding the safety of our products;

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders;

•	government regulation of drug pricing; and

•	general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.

Additional factors beyond our control may also have an impact on the price of our stock. For example, to the extent that other large companies within our industry experience declines in their stock price, our stock price may decline as well. In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock.

Future sales into the public market of substantial amounts of our common stock, or securities convertible or exchangeable into shares of our common stock, including shares of our common stock issued upon exercise of options and warrants, or perceptions that such sales could occur, could adversely affect the market price of our common stock and our ability to raise capital in the future.

Ownership of our common stock is highly concentrated, and it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers and directors, together with their respective affiliates, beneficially own or control approximately 48% of our issued and outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

Our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Our business requires significant funding, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY AND FACILITIES

Our corporate headquarters and research laboratories are located in Lexington, Massachusetts, where we lease and occupy approximately 14,500 square feet of office and laboratory space. The lease expires on August 31, 2013 with an option to extend the lease by an additional two years. Our technical and manufacturing operations are located in and around Athens, Georgia, where we lease and occupy approximately 53,000 square feet of office and laboratory space in three different buildings pursuant to separate leases. The first facility lease expires June 30, 2012 with options to extend the lease by an additional two years, the second lease expires April 10, 2013, and the third lease expires June 30, 2013 with options to extend the lease by an additional four years. Additionally, we entered into an arrangement effective January 31, 2012 to lease and occupy approximately 11,000 square feet of office and laboratory space outside of Athens, Georgia. The lease expires on January 30, 2014, with an option to extend the lease for an additional five years. We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

On January 16, 2012, we instituted proceedings in the UK Patents Court with respect to an issued patent that relates generally to the use of LAL and may therefore be relevant to SBC-102. In the proceeding, we are seeking that the court declare the patent invalid, or that the current and anticipated activities related to our development and commercialization of SBC-102 do not infringe the patent. While we believe that the patent is invalid due to the substantial body of prior art, we are unable to predict the outcome of this proceeding

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information About Our Common Stock

Our common stock trades on the Nasdaq Global Market under the symbol “GEVA.” Set forth below are the high and low sales prices for our common stock for each full quarterly period within the most two recent fiscal years.

	High	Low
Year Ended December 31, 2010
First Quarter	$13.45	$11.25
Second Quarter	$12.45	$10.15
Third Quarter	$12.83	$10.40
Fourth Quarter	$13.45	$11.50
Year Ended December 31, 2011
First Quarter	$13.15	$11.80
Second Quarter	$14.80	$11.41
Third Quarter	$13.25	$8.30
Fourth Quarter[1]	$27.42	$10.04

(1)	Prior to completing the Reverse Merger with Private Synageva on November 2, 2011, our stock traded under the symbol “TRMS” on the Nasdaq Global Market.

The closing price as of March 15, 2012 was $33.07.

Holders

The number of record holders of our common stock as of March 15, 2012 was 154.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, to support our business strategy and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, capital requirements and any plans for expansion.

Repurchases

We did not repurchase any shares of our equity securities during the year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2011, including the number of shares of our common stock issuable upon exercise of all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders(1)	1,991,742	$13.89	51,833
Equity Compensation Plans Not Approved by Stockholders	—	—	—

(1)	Excludes options to purchase 378,900 shares of common stock, with an exercise price of $23.00 per share, approved by the Board of Directors on December 20, 2011 subject to shareholder approval of sufficient additional shares authorized under the 2005 Stock Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 beginning on page 39 and the consolidated financial statements and related notes thereto beginning on page 54 of this Annual Report on Form 10-K.

The Reverse Merger has been accounted for as a reverse acquisition. As such, the financial statements of Private Synageva are treated as our historical financial statements, with the results of Trimeris being included from November 2, 2011. Immediately following the closing of the Reverse Merger, Private Synageva designees to our Board of Directors represented a majority of our directors, Private Synageva’s senior management represented our entire senior management and the operations formerly conducted by Private Synageva were our only continuing development efforts. For periods prior to the closing of the Reverse Merger, therefore, our discussion below relates to the historical business and operations of Private Synageva. Certain portions of this Annual Report on Form 10-K may contain information that relates to Pre-Merger Trimeris’ previous operations, which are no longer material to our business. Any comparison of Pre-Merger Trimeris’ revenues and operations with ours may not be helpful to an understanding of our results for the year ended December 31, 2011 or future periods.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Statement of Operations Data:
Royalty revenue	$1,083	$—	$—	$—	$—
Collaboration and license revenue	640	280	80	—	—
Other revenue	376	315	82	64	725

Total revenue	2,099	595	162	64	725
Operating expenses
Research and development	17,850	9,866	6,583	17,309	8,110
General and administrative	9,268	3,852	3,843	4,073	2,132

Total operating expense	27,118	13,718	10,426	21,382	10,242

Loss from operations	(25,019)	(13,123)	(10,264)	(21,318)	(9,517)
Other (expense) income, net	(259)	2,295	82	—	65
Interest income	5	4	22	90	263
Interest expense	(33)	—	(1,260)	(609)	(2)

Net loss	$(25,306)	$(10,824)	$(11,420)	$(21,837)	$(9,191)

Basic and diluted net income per share(1)	$(8.58)	$(343.11)	$(516.13)	$(1,180.44)	$(771.70)

Weighted average shares used in basic and diluted per share computations(1)	2,950	32	22	18	12

(1)	Per share computations for fiscal 2011 are based on (i) Private Synageva’s historic common stock balances (excluding preferred stock) up to the Merger date and (ii) post-Merger common stock from the Merger date to year end. For fiscal 2010 through 2007, per share computations are based on Private Synageva’s historic common stock balances, which exclude preferred stock.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$60,232	$14,715	$25,851	$2,693	$6,749
Working capital	56,393	14,285	25,135	(3,733)	6,161
Total assets	83,298	16,982	27,019	4,101	10,196
Long-term debt	—	—	—	4,979	—
Total convertible preferred stock	—	95,581	95,556	59,040	49,112
Accumulated deficit	(115,840)	(90,534)	(79,710)	(68,290)	(46,453)
Total convertible preferred stock and stockholders’ deficit	74,048	15,403	26,023	(7,545)	7,187

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion of our financial condition and results of operations should be read together with the consolidated financial statements and notes contained elsewhere in this report. Certain statements in this section are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in the sections entitled “Risk Factors” and “Our Business”. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this report. We undertake no obligation to release publicly the results of any revisions to the statements contained in this report to reflect events or circumstances that occur subsequent to the date of this report.

Background

As described above, on November 2, 2011, we closed the Reverse Merger with Trimeris, Inc. As of November 2, 2011, after giving effect to the Reverse Merger the former stockholders of Private Synageva collectively owned approximately 75% and the Pre-Merger Trimeris stockholders owned approximately 25% of our outstanding common stock.

The Reverse Merger has been accounted for as a reverse acquisition. As such, the financial statements of Private Synageva are treated as our historical financial statements, with the results of Trimeris being included from November 2, 2011. Immediately following the closing of the Reverse Merger, Private Synageva designees to our Board of Directors represented a majority of our directors, Private Synageva’s senior management represented our entire senior management and the operations formerly conducted by Private Synageva were our only continuing development efforts. For periods prior to the closing of the Reverse Merger, therefore, our discussion below relates to the historical business and operations of Private Synageva. Certain portions of this Annual Report on Form 10-K may contain information that relates to Pre-Merger Trimeris’ previous operations, which are no longer material to our business. Any comparison of Pre-Merger Trimeris’ revenues and operations with ours may not be helpful to an understanding of our results for the year ended December 31, 2011 or future periods.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical needs. Our management team is experienced in the development and commercialization of drugs for diseases with small patient populations, including clinical and translational research, working with payors to establish reimbursement, and designing and building commercial organizations to reach highly specialized physicians to facilitate patient identification. We have several protein therapeutics in development, including two enzyme replacement therapies for lysosomal storage disorders and two programs for life-threatening genetic conditions for which there are currently no approved treatments. Our lead program, SBC-102, is a recombinant human LAL currently under clinical investigation in the U.S. and EU for the treatment of patients with LAL Deficiency, which is a rare, devastating disease that causes significant morbidity and mortality. SBC-102 has been granted Orphan Drug Designations by FDA and the EMA and a Fast Track Designation by the FDA. We have not yet received approval to market this product and we are not currently commercializing any other products.

Financial Operations Overview

General

Our future operating results will depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year to year and quarter to quarter and will depend largely on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under the section entitled “Risk Factors” in this report.

Revenue

We do not expect to generate any revenue from the direct sale of products currently in development for several years, if ever. With our acquisition of Trimeris, we now receive royalties from the sale of FUZEON by Roche. A significant portion of our revenues and/or cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON, up-front license payments and funded research and development that we may receive under new collaboration agreements, if any. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

In fiscal 2011, we entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (“Mitsubishi Tanabe”) whereby we are utilizing our proprietary expression technology for the development of a certain targeted compound, in exchange for upfront license payments and funded development. See Note 12 to the financial statements for further discussion on this arrangement.

Research and Development

We expense research and development costs as incurred. Research and development expense consists of costs incurred to discover, research and develop drug candidates, including personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, outside consulting services and other external costs. Research and development expense includes any costs associated with generating collaboration or grant revenue.

General and Administrative

General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, pre-commerical, business development, legal, information technology, corporate communications and human resource functions. We also expense patent costs and expenses associated with maintaining our intellectual property as incurred. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, accounting and pre-commerical services.

Results of Operations

Years Ended December 31, 2011 and 2010

Revenues

Total revenues increased by approximately $1.5 million, or 252%, to $2.1 million, for the year ended December 31, 2011, as compared to $0.6 million for the year ended December 31, 2010. The increase in revenues was the result of the addition of FUZEON royalty revenue following the completion of the Reverse Merger, higher collaboration revenues and higher grant revenues as compared to the prior year. Royalty revenues of $1.1 million represent the royalty payment earned from Roche based on total worldwide net sales of FUZEON since the closing of the Reverse Merger in November 2011. Collaboration and license revenue totaled approximately $0.6 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. Grant revenues relate to a National Institutes of Health, or “NIH” Grant, and totaled approximately $0.4 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. Although we expect FUZEON royalty revenues to decrease from year to year, we expect our revenues to increase in fiscal 2012, due to the inclusion of a full year of FUZEON royalty revenue in our results of operations and increased collaboration revenues from existing collaborators.

Research and Development Expenses

Research and development expenses are summarized as follows:

	Year Ended December 31,
	2011	2010	$ Change	% Change
Compensation and benefits-related	$5,946,657	$3,673,908	$2,272,749	62%
Clinical trials and manufacturing	6,124,309	1,378,820	4,745,489	344%
Other development related external services	2,992,392	3,285,987	(293,595)	-9%
Facilities related	2,050,466	1,482,553	567,913	38%
Amortization expense—developed technology	504,399	—	504,399	N/A
Non-cash stock-based compensation	231,334	44,541	186,793	419%

Total research and development expense	$17,849,557	$9,865,809	$7,983,748	81%

Research and development expenses increased by approximately $8.0 million, or 81%, to $17.8 million for the year ended December 31, 2011 as compared to $9.9 million for the year ended December 31, 2010. The increase is primarily attributable to increased spending related to our lead program SBC-102. The increase included clinical trial costs and manufacturing fees associated with our on-going SBC-102 development as well as higher compensation expense from the hiring of additional staff to move the SBC-102 program forward. As part of these activities, we also incurred additional facilities expense resulting from the opening of our corporate headquarters and laboratory facilities in Lexington, Massachusetts in September 2010. Increases were partially off-set by lower pre-clinical expenses for 2011 as compared to the prior year. We expect research and development expenses to continue to increase as development for SBC-102 and our other programs continues.

General and Administrative Expenses

General and administrative expenses increased by approximately $5.4 million to $9.3 million for the year ended December 31, 2011 as compared to $3.9 million for the year ended December 31, 2010. This increase was primarily due to higher external services costs of $3.3 million, including legal and accounting fees as well as pre-commercial activities, and higher compensation expense of $2.0 million, resulting from hiring additional staff to support public company requirements as well as pre-commercial preparations. In 2011, we incurred approximately $1.1 million in transaction related fees related to the Reverse Merger with Trimeris. As part of these activities, we also incurred additional facilities expense of $0.2 million resulting from the opening of our corporate headquarters and laboratory facilities in Lexington, Massachusetts in September 2010.

Other (Expense) Income, Net

Other (expense) income, net decreased by approximately $2.6 million to ($0.3) million for the year ended December 31, 2011 as compared to $2.3 million for the year ended December 31, 2010. The decrease was due to the receipt of a tax grant related to the approval of our applications for the Qualifying Therapeutic Discovery Project program during 2010. For 2011, this grant program was not available. In 2011, we recognized other expense associated with the revaluation of preferred stock warrants.

Results of Operations

Years Ended December 31, 2010 and 2009

Revenues

Total revenues increased by approximately $434,000, or 268%, to $595,000 for the year ended December 31, 2010, as compared to $162,000 for the year ended December 31, 2009. The increase in revenues was the result of higher grant revenues and higher collaboration revenues as compared to the prior year. In March 2009 and March 2010, we entered into collaboration agreements with a third party to develop antibodies using our proprietary expression platform. Collaboration revenues are the result of this collaboration. Grant revenues of $315,000 for the year ended December 31, 2010 relate to an NIH Grant.

Research and Development Expenses

Research and development expenses are summarized as follows:

	Year Ended December 31,
	2010	2009	$ Change	% Change
Compensation and benefits-related	$3,673,908	$2,674,911	$998,997	37%
Clinical trials and manufacturing	1,378,820	1,890,728	(511,908)	-27%
Other development related external services	3,285,987	809,760	2,476,227	306%
Facilities related	1,482,553	1,181,695	300,858	25%
Non-cash stock-based compensation	44,541	25,938	18,603	72%

Total research and development expense	$9,865,809	$6,583,032	$3,282,777	50%

Research and development expenses increased by approximately $3,283,000, or 50%, to $9,866,000 for the year ended December 31, 2010 as compared to $6,583,000 for the year ended December 31, 2009. The increase is primarily attributable to increased spending related to our lead program SBC-102 and related preclinical and clinical start-up costs as the program moved toward the clinic. The increased costs included external services for preclinical work such as toxicology studies and lab research, as well as higher compensation expense from the hiring of additional staff to move the SBC-102 program forward. As part of these activities, we also incurred additional facilities expense resulting from the opening of our corporate headquarters and laboratory facilities in Lexington, Massachusetts. We expect these expenses to continue to increase as clinical development for SBC-102 continues.

General and Administrative Expenses

General and administrative expenses increased by approximately $10,000 to $3,853,000 for the year ended December 31, 2010 as compared to $3,843,000 for the comparative prior year period. This increase was primarily due to higher facilities related expense of approximately $207,000 resulting from the opening of our Lexington, Massachusetts corporate headquarters, partially offset by lower compensation costs of $197,000.

Other Income

Other income increased by approximately $2,213,000 to $2,295,000 for the year ended December 31, 2010 as compared to $82,000 for the year ended December 31, 2009. The increase was due to the receipt of a one-time tax grant related to the approval of our applications for the Qualifying Therapeutic Discovery Project program during 2010.

Interest Income

Interest income decreased by approximately $18,000 to $4,000 for the year ended December 31, 2010 as compared to the prior year period. The decrease was primarily due to lower average investment balances and lower interest rates.

Interest Expense

Interest expense decreased by approximately $1,260,000 to $0 for the year ended December 31, 2010 as compared to the prior year period. The decrease was due to the repayment of an outstanding loan in October 2009. Interest amounts for the year ended December 31, 2009 included interest charges while the loan was outstanding in addition to an early payment penalty of $223,000.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through the placement of our equity and debt securities and debt financings, and, to a lesser extent, license and royalty fees, contingent cash payments and research and development funding from collaborators, government grants and licensors. In addition, we acquired $50.7 million in cash as a result of the Reverse Merger with Trimeris. As of December 31, 2011, our principal sources of liquidity consisted of cash and cash equivalents of approximately $60.2 million. Our cash and cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds.

On January 10, 2012, we announced the closing of a $90.0 million underwritten public offering of 3.6 million shares of our common stock at a price of $25.18. We received net proceeds of approximately $84.6 million from this offering, which we currently intend to use for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, preclinical and clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to our current technologies or business focus and investments.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office, laboratory, and manufacturing facilities, fees paid in connection with preclinical studies, clinical studies, outsourced manufacturing, laboratory supplies, consulting fees, pre-commercial fees and legal fees. We expect that costs associated with clinical studies and manufacturing costs as well as pre-commercial planning costs will increase in future periods assuming that SBC-102 advances into further stages of clinical testing and our other preclinical candidates move forward in development.

Net cash used in operating activities was $16.6 million, $10.6 million and $13.6 million for the year ended December 31, 2011, 2010 and 2009, respectively. Net cash used in operating activities for the year ended December 31, 2011 was primarily the result of a net loss of $25.3 million, as discussed in further detail in “Results of Operations.” In addition, changes in certain operating assets and liabilities and non-cash items affected operating cash during the year ended December 31, 2011. Changes in operating assets and liabilities that partially offset the cash impact of our net loss include $1.1 million from a net decrease in accounts receivable, prepaid expenses and other current assets, primarily due to receipt of royalty receivables that were recorded as part of the Reverse Merger in fiscal 2011; increased accounts payable and accrued expenses of $2.9 million as a result of an increased level of research and development spending related to our lead program and increased compensation and related costs; and, an increase in deferred revenue of approximately $2.7 million from the receipt of an upfront license payment related to the collaboration arrangement with Mitsubishi Tanabe. Non-cash items partially offsetting our net loss include depreciation and amortization of fixed assets of $1.0 million, stock-based compensation of $0.6 million, and $0.3 million from the revaluation of preferred stock warrants. Amortization related to the developed technology intangible asset contributed $0.5 million to depreciation and amortization expense for fiscal 2011, accounting for the majority of the year-over-year increase from fiscal 2010.

Net cash used in operating activities for the year ended December 31, 2010 was primarily the result of a net loss of $10.8 million. Changes in certain operating assets and liabilities affected operating cash during fiscal 2010, include a net increase of $0.9 million in our accounts receivable, prepaid expense and other current assets due to higher receivable balances associated with grant funds earned in 2010 and increased accounts payable and accrued expenses balances of $0.6 million related to increased spending on toxicology studies. Non-cash items impacting net loss included depreciation and amortization of $0.4 million, stock-based compensation expense of $0.2 million.

We expect to continue to use cash in operations as we continue to seek to advance our orphan drug programs through clinical development and preclinical testing. In addition, in the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives.

Investing activities provided $49.4 million of cash in fiscal 2011, primarily as a result of $50.1 million of cash received as part of the Reverse Merger with Trimeris, partially offset by $0.7 million of cash paid for capital expenditures.

Financing activities provided cash of approximately $12.7 million for fiscal 2011, primarily resulting from $12.5 million of proceeds from the issuance of convertible notes, and, to a lesser extent, $0.2 million of proceeds from the exercises of stock options. In March 2011, we issued $12.5 million of convertible notes. In conjunction with the Reverse Merger, these notes were converted to common stock, and were no longer outstanding at December 31, 2011. This conversion did not have a cash impact.

Supplemental Disclosure Regarding Non-Cash Investing and Financing Activities

In fiscal 2011, our capitalization structure was impacted by the Reverse Merger with Trimeris. In conjunction with the Reverse Merger, $95.6 million of convertible preferred stock and $12.5 million of convertible notes was converted into common stock. We also extinguished a merger-related liability of $0.5 million through the issuance of common stock and issued common stock to the holders of warrants in a net settlement transaction. Although each of these transactions did not directly impact our cash balance at December 31, 2011, they are disclosed on our statement of cash flows.

Funding Requirements

We have incurred significant losses since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $115.7 million. Our cash balance at December 31, 2011 totaled $60.2 million and we raised an additional $84.6 million in January of 2012, as discussed above. We expect to use our existing cash and cash equivalents balances to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for SBC-102 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative costs and expenses.

Our ability to finance our operations into the future and to generate revenues will depend heavily on our ability to obtain favorable results in the ongoing clinical trials of SBC-102 and to successfully develop and commercialize SBC-102. We have no current source of significant research funding revenue. We expect that our only source of cash flows from operations for the foreseeable future will be quarterly royalty payments from the Roche based on sales of FUZEON, grant revenue and collaboration revenue, if any. Net sales of FUZEON by Roche have decreased in each of the last three years and are expected to continue to decline.

We may not be able to successfully enter into or continue any corporate collaborations and the timing, amount, and likelihood of us receiving payments under such collaborations is highly uncertain. As a result, we cannot assure that we will attain any further revenue under any collaborations or licensing arrangements.

There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are beyond our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of payments due to licensors of patent rights and technology used in our drug candidates; and

•	unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including litigation costs and technology license fees.

We may seek additional funding through debt or equity financings. The fundraising environment for life science companies, in general, is highly volatile. Due to this and various other factors, including currently adverse general market conditions and the early-stage status of our development pipeline, additional funding may not be available on acceptable terms, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also expect to seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all.

If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third-party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

Contractual Obligations and Requirements

As of December 31, 2011, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, and to a lesser extent, minimum contractual payments on licensed technology. There were no additional commitments for capital purchases or other expenditures at December 31, 2011.

Our contractual obligations were as follows at December 31, 2011:

	Total	Less than 1 year	2-3 years	More than 3 years
Operating leases	$740,806	$472,869	$267,937	$—
Contractual license obligations	80,000	20,000	40,000	20,000

	$820,806	$492,869	$307,937	$20,000

See Item 2.—Properties and Facilities for additional information about our operating leases.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates and Judgments

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results reported in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Such estimates and judgments include revenue recognition, research and development costs, amortization of intangible assets, and income taxes. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipated, and different assumptions or estimates about the future could materially change our reported results.

Revenue Recognition

Our business strategy includes entering into collaborative agreements with biotechnology and pharmaceutical companies. Revenue under collaborations may include the receipt of non-refundable license fees, payments based on achievement of development objectives, reimbursement of research and development costs and royalties on product sales.

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, services are performed or products are delivered, the fee is fixed and determinable, and collection is reasonably assured. Determination of whether persuasive evidence exists and whether delivery has occurred or services have been rendered are based on our judgment regarding the fixed nature of the fee charged for deliverables and the collectability of those fees. Should changes in conditions cause us to determine these criteria are not met for future transactions, revenue recognized could be adversely affected.

Royalty Revenue

Royalty revenues are recognized in the period earned, based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. Following the merger with Trimeris, we received royalties due to the Development and License Agreement with Roche (the “Roche License Agreement”). As part of the Roche License Agreement, Roche has an exclusive license to manufacture and sell FUZEON worldwide and we receive royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. Under the Roche License Agreement, Roche may deduct from its royalty payments to us 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis Vaccines and Diagnostics, Inc. (“Novartis”).” To calculate the royalty revenue paid to us, a 5.5% distribution charge is deducted from Roche’s reported net sales, and we receive a 16% royalty on the adjusted net sales amount.

Collaboration and License Revenue

We recognize revenue related to collaboration and license agreements in accordance with the provisions of ASC Topics 605-25 “Revenue Recognition—Multiple Element Arrangements” (“ASC Topic 605-25”). In January 2011, we adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements” for contracts entered into or materially modified after that date. ASU 2009-13 updates the previous multiple-element revenue arrangements guidance. The revised guidance primarily provides three significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value of the undelivered element in order for a delivered item to be treated as a separate unit of accounting; 2) it eliminates the residual method to allocate the arrangement consideration; and 3) it modifies the fair value requirements of EITF Issue 00-21 by providing best estimate of selling price, or BESP, in addition to vendor specific objective evidence and vendor objective evidence, or VSOE, for determining the selling price of a deliverable. In addition, the guidance also expands the disclosure requirements for revenue recognition. We determine the selling price of a deliverable using the hierarchy as prescribed in ASC Topic 605-25 based on VSOE, third party evidence “TPE,” or BESP. VSOE is based on the price charged when the element sold separately and is the price actually charged for that deliverable. TPE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the price which we would transact a sale if the elements of the collaboration and license agreements were sold on a stand-alone basis. We evaluate the above noted hierarchy when determining the fair value of a deliverable. The process for determining VSOE, TPE, or BESP involves significant judgment on our part and can include considerations of multiple factors such as estimated direct expenses and other costs and available data.

We evaluate all deliverables within an arrangement to determine whether or not they provided value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed and determinable at the inception of the arrangement is allocated to the separate units of accounting based on the estimated selling price. We may exercise significant judgment in determining whether a deliverable is a separate unit of accounting as well as in estimating the selling prices of such units of accounting.

For multiple element arrangements, including collaboration and license agreements, entered into prior to January 1, 2011, guidance required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the service or product was not individually sold because of its unique features. Under this guidance, if the fair value of all of the undelivered elements in the arrangement was not determinable, then revenue would be deferred until all of the items have been delivered or fair value was determined.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method provided that we can reasonably estimate the level of effort required to complete the performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance. Revenue recognized under the relative performance method would be determined by multiplying the total payments under the contract, excluding royalties and payments contingent upon achievement of substantive milestones, by the ratio of level of effort incurred to date to estimated total level of effort required to complete the performance obligations under the arrangement. Revenue is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the relative performance method, as of each reporting period.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we are expected to complete its performance obligations under an arrangement.

Effective January 1, 2011, we adopted ASU No. 2010-17, “Milestone Method of Revenue Recognition”, which provides guidance on revenue recognition using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due. The determination that a milestone is substantive is subject to considerable judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. The adoption of this standard did not impact our financial position or our results of operations for any prior period.

Research and Development

Research and development costs are charged to operations when incurred and include personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, outside consulting services and other external costs.

Clinical development and manufacturing costs are a significant component of our research and development expenses. We contract with third parties that perform various clinical trial activities and outsourced manufacturing activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. We accrue and expense costs for clinical trial and manufacturing activities performed by third parties based upon estimates of the work completed. Our estimates are most affected by our understanding of the project’s status, timing and billing of services provided.

Amortization of Developed Technology

We provide for amortization of developed technology, computed using an accelerated method according to the undiscounted expected cash flows to be received from the underlying assets, over a useful life of 10 years.

Income Taxes

Deferred income taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits. Valuation allowances are recorded to reduce the net deferred tax assets to amounts we believe are more-likely-than-not to be realized.

New Accounting Pronouncements

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public entities, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies goodwill impairment tests. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing companies with the option of performing a qualitative assessment to determine whether future impairment testing is necessary. The revised standard is effective for us on January 1, 2012 and will be applied prospectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in treasury-backed money market funds. In accordance with our investment policy, we do not invest in auction rate securities. As a result of the short-term nature of our investments, a 50-basis point movement in market interest rates would not have a material impact on the fair value of our portfolio as of December 31, 2011. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold or if a reduction in fair value is determined to be a permanent impairment. We do not use derivative financial instruments in our investment portfolio.

Foreign Exchange Market Risk

We currently have operations in the UK, and as a result, face exposure to movements in the foreign currency exchange rates of the British Pound against the U.S. dollar. Currently, our international operations do not represent a significant portion of our business, and as a result, we believe our exposure to foreign exchange risk is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this Item 8 are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, each individually has concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiary, was made known to him by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report on Form 10-K, the Company completed a reverse merger on November 2, 2011 whereby the management of Private Synageva took over management of the Company. Prior to the Reverse Merger, Private Synageva was a privately-held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the post-combination consolidated entities have required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the combined company’s internal control over financial reporting as of December 31, 2011. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to the Section 215.02 of the SEC’s Compliance and Disclosure Interpretations.

(c) Changes in Internal Controls. There were no material changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference from our definitive Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference from our definitive Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference from our definitive Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference from our definitive Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference from our definitive Proxy Statement to be filed by us with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

		Page Number

1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	53

	Balance Sheets as of December 31, 2011 and 2010	54

	Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	55

	Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2011, 2010 and 2009	56

	Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	58

	Notes to Financial Statements	59

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

Date: March 22, 2012

SYNAGEVA BIOPHARMA CORP.

By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Sanj K. Patel Sanj K. Patel	President and Chief Executive Officer (Principal Executive Officer) and Director	March 22, 2012

/s/ Carsten Boess Carsten Boess	Chief Financial Officer (Principal Financial Officer)	March 22, 2012

/s/ Chris Heberlig Chris Heberlig	Vice President, Finance (Principal Accounting Officer)	March 22, 2012

/s/ Srinivas Akkaraju Srinivas Akkaraju	Director	March 22, 2012

/s/ Felix J. Baker Felix J. Baker	Director	March 22, 2012

/s/ Stephen R. Biggar Stephen R. Biggar	Director	March 22, 2012

/s/ Stephen R. Davis Stephen R. Davis	Director	March 22, 2012

/s/ Thomas R. Malley Thomas R. Malley	Director	March 22, 2012

/s/ Barry Quart Barry Quart	Director	March 22, 2012

/s/ Robyn Samuels Robyn Samuels	Director	March 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Synageva BioPharma Corp.:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, of changes in convertible preferred stock and stockholders’ equity (deficit) and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Synageva BioPharma Corp. at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

March 22, 2012

Synageva BioPharma Corp.

Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets	Consolidated
Current assets:
Cash and cash equivalents	$60,231,712	$14,714,571
Accounts receivable	2,211,481	798,691
Taxes receivable	1,239,530	—
Prepaid expenses and other current assets	968,636	337,482

Total current assets	64,651,359	15,850,744
Property and equipment, net	1,256,490	1,068,986
Developed technology, net	8,795,601	—
Goodwill	8,534,728	—
Other assets	59,890	61,971

Total assets	$83,298,068	$16,981,701

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,506,564	$427,256
Accrued expenses	5,002,995	1,138,880
Deferred revenue, short term	1,749,076	—

Total current liabilities	8,258,635	1,566,136
Deferred revenue, long term	991,102	—
Other noncurrent liabilities	—	12,278

Total liabilities	$9,249,737	$1,578,414

Commitments and contingencies (Note 13)
Convertible preferred stock (Note 8)	—	95,581,069
Stockholders’ equity (deficit):
Common stock, par value $0.001; 60,000,000 and 51,000,000 shares authorized at December 31, 2011 and 2010, respectively; 17,581,690 and 60,955 shares issued and outstanding at December 31, 2011 and 2010, respectively	17,582	61
Additional paid-in capital	189,874,055	10,356,049
Accumulated other comprehensive loss	(3,532)	—
Accumulated deficit	(115,839,774)	(90,533,892)

Total stockholders’ equity (deficit)	$74,048,331	$(80,177,782)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$83,298,068	$16,981,701

The accompanying notes are an integral part of these financial statements.

Synageva BioPharma Corp.

Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	Consolidated
Royalty revenue	$1,082,648	$—	$—
Collaboration and license revenue	639,762	280,000	80,000
Other revenue	376,370	315,421	81,830

Total revenue	2,098,780	595,421	161,830

Operating expenses
Research and development	17,849,557	9,865,809	6,583,032
General and administrative	9,267,765	3,852,607	3,843,185

Total operating expenses	27,117,322	13,718,416	10,426,217

Loss from operations	(25,018,542)	(13,122,995)	(10,264,387)
Other (expense) income, net	(258,538)	2,295,252	82,486
Interest income	4,669	4,087	22,165
Interest expense	(33,471)	—	(1,260,318)

Net loss	$(25,305,882)	$(10,823,656)	$(11,420,054)

Basic and diluted net loss per share	$(8.58)	$(343.10)	$(516.14)

Weighted average shares used in basic and diluted per share computations	2,950,242	31,547	22,126

The accompanying notes are an integral part of these financial statements.

Synageva BioPharma Corp.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss

Years Ended December 31, 2011, 2010 and 2009

	Series A-1 Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C-1 Convertible Preferred Stock		Series D-1 Convertible Preferred Stock		Series E-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2008	104,486	$2,998,232	434,504	$12,424,444	4,750,222	$8,586,765	9,122,551	$16,951,894	5,650,547	$18,078,543	—	$—	—	$—
Accretion to redemption value of redeemable preferred stock	—	36,148	—	150,296	—	106,395	—	216,443	—	267,509	—	—	—	—
Series A-1 and B-1 Conversion to A-2; Series C-1 and D-1 Conversion to B-2 and Series E-1 Conversion to C-2	(104,486)	(3,034,380)	(434,504)	(12,574,740)	(4,750,222)	(8,693,160)	(9,122,551)	(17,168,337)	(5,650,547)	(18,346,052)	245,637	12,429,920	4,168,674	21,094,741
Issuance of Series D-2 preferred stock, net of issuance costs of $170,775	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series D-2 preferred stock upon conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balances December 31, 2009	—	—	—	—	—	—	—	—	—	—	245,637	12,429,920	4,168,674	21,094,741
Accretion to redemption value of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series D-2 preferred stock, net of issuance costs of $207,498	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balances December 31, 2010	—	—	—	—	—	—	—	—	—	—	245,637	12,429,920	4,168,674	21,094,741
Conversion of notes payable to preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchange of preferred stock for common stock in connection with the Reverse Merger	—	—	—	—	—	—	—	—	—	—	(245,637)	(12,429,920)	(4,168,674)	(21,094,741)
Acquisition of Trimeris	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock to underwriter	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances December 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these financial statements. See Note 6 for information on the Reverse

Merger and the applicable conversion ratio applied to historical common stock amounts.

Synageva BioPharma Corp.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) and Comprehensive Loss

Years Ended December 31, 2011, 2010 and 2009

	Series C-2		Series D-2		Total						Total Stockholder’s Equity (Deficit)
	Convertible		Convertible		Convertible				Additional Paid-In Capital			Total Comprehensive Loss
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances December 31, 2008	—	$—	—	$—	20,062,310	$59,039,878	19,084	$19	$1,705,135	$(68,290,182)	$(66,585,028)
Accretion to redemption value of redeemable preferred stock	—	—	—	25,036	—	801,827	—	—	(801,827)		(801,827)
Series A-1 and B-1 Conversion to A-2; Series C-1 and D-1 Conversion to B-2 and Series E-1 Conversion to C-2	3,583,040	17,176,735	—	—	(12,064,959)	(9,115,273)	—	—	9,115,273	—	9,115,273
Issuance of Series D-2 preferred stock, net of issuance costs of $170,775	—	—	15,276,453	38,046,197	15,276,453	38,046,197	—	—	—	—	—
Issuance of Series D-2 preferred stock upon conversion of notes payable	—	—	2,723,547	6,783,028	2,723,547	6,783,028	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	4,117	4	5,238	—	5,242
Stock-based compensation expense	—	—	—	—	—	—	—	—	154,190	—	154,190
Net loss	—	—	—	—	—	—	—	—	—	(11,420,054)	(11,420,054)	(11,420,054)

Balances December 31, 2009	3,583,040	17,176,735	18,000,000	44,854,261	25,997,351	95,555,657	23,201	23	10,178,009	(79,710,236)	(69,532,204)	$(11,420,054)

Accretion to redemption value of redeemable preferred stock	—	16,293	—	45,843	—	62,136	—	—	(62,136)	—	(62,136)
Issuance of Series D-2 preferred stock, net of issuance costs of $207,498	—	—	—	(36,724)	—	(36,724)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	37,754	38	36,394	—	36,432
Stock-based compensation expense	—	—	—	—	—	—	—	—	203,782	—	203,782
Net loss	—	—	—	—	—	—	—	—	—	(10,823,656)	(10,823,656)	(10,823,656)

Balances December 31, 2010	3,583,040	17,193,028	18,000,000	44,863,380	25,997,351	95,581,069	60,955	61	10,356,049	(90,533,892)	(80,177,782)	(10,823,656)

Conversion of notes payable to preferred stock	—	—	4,999,987	12,500,000	4,999,987	12,500,000	—	—	—	—	—
Exchange of preferred stock for common stock in connection with the Reverse Merger	(3,583,040)	(17,193,028)	(22,999,987)	(57,363,380)	(30,997,338)	(108,081,069)	12,788,722	12,789	108,068,280	—	108,081,069
Acquisition of Trimeris	—	—	—	—	—	—	4,479,929	4,480	69,860,266	—	69,864,746
Issuance of common stock to underwriter	—	—	—	—	—	—	33,113	33	499,967	—	500,000
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	—	—	—	270,814	—	270,814
Exercise of common stock warrants	—	—	—	—	—	—	10,115	10	(10)	—	—
Exercise of stock options	—	—	—	—	—	—	209,055	209	185,969	—	186,178
Stock-based compensation expense	—	—	—	—	—	—	—	—	632,720	—	632,720
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,532)	(3,532)
Net loss	—	—	—	—	—	—	—	—	—	(25,305,882)	(25,305,882)	(25,305,882)

Balances December 31, 2011	—	$—	—	$—	—	$—	17,581,889	$17,582	$189,874,055	$(115,839,774)	$74,048,331	$(25,309,414)

The accompanying notes are an integral part of these financial statements. See Note 6 for information on the Reverse

Merger and the applicable conversion ratio applied to historical common stock amounts.

Synageva BioPharma Corp.

Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	Consolidated
Cash flows from operating activities
Net Loss	$(25,305,882)	$(10,823,656)	$(11,420,054)
Adjustments:
Depreciation and amortization	999,816	384,118	339,777
Interest expense paid through preferred stock issuance	—	—	163,582
Amortization of debt discount and issuance costs	33,471	—	250,772
Stock compensation expense	632,720	203,782	154,190
Revaluation of preferred stock warrants	258,537	(17,236)	(82,486)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,586,184	(799,756)	20,197
Prepaid expenses and other current assets	(466,396)	(88,824)	(139,183)
Other assets	2,081	(9,174)	10,269
Accounts payable	1,079,375	230,343	(1,635,656)
Accrued expenses and other liabilities	1,850,485	369,884	(1,246,015)
Deferred revenue	2,740,178	—	—

Net cash used in operating activities	(16,589,431)	(10,550,519)	(13,584,607)

Cash flows from investing activities
Cash received from merger	50,107,364	—	—
Capital expenditures	(682,921)	(585,329)	(162,909)

Net cash provided by (used in) investing activities	49,424,443	(585,329)	(162,909)

Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	(36,724)	38,046,197
Proceeds from issuance of convertible notes	12,500,000	—	6,619,446
Proceeds from exercise of stock options	186,178	36,432	5,242
Principal payments on debt and capital leases	—	—	(7,766,041)

Net cash provided by (used in) financing activities	12,686,178	(292)	36,904,844

Effect of exchange rate on cash	(4,049)	—	—
Net increase (decrease) in cash and equivalents	45,517,141	(11,136,140)	23,157,328
Cash and equivalents at the beginning of period	14,714,571	25,850,711	2,693,383

Cash and equivalents at the end of period	$60,231,712	$14,714,571	$25,850,711

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$662,101
Supplemental schedule of noncash investing and financing activities
Conversion of convertible note into preferred stock	12,500,000	—	—
Conversion of preferred stock into common stock	108,081,069	—	—
Payments made in common stock to underwriter	500,000	—	—
Conversion of preferred stock warrants to common stock warrants	270,814	—	—
Conversion of convertible notes and interest into preferred stock	—	—	6,783,028
Accretion to redemption value of redeemable convertible preferred stock	—	62,136	801,827
Fair value of assets acquired in Merger	$72,379,057	$—	$—
Fair value of liabilities assumed in Merger	(2,510,362)	—	—

Fair value of net assets acquired in Merger	$69,868,695	$—	$—

The accompanying notes are an integral part of these financial statements.

Synageva BioPharma Corp.

Notes to Consolidated Financial Statements

1.	Nature of the Business

Synageva is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical need. Synageva has several protein therapeutics in development, including two enzyme replacement therapies for lysosomal storage disorders and two programs for life-threatening genetic conditions for which there are currently no approved treatments. Its lead program, SBC-102, is a recombinant human LAL currently under clinical investigation in the U.S. and EU for the treatment of patients with LAL Deficiency, which is a rare, devastating disease that causes significant morbidity and mortality. SBC-102 has been granted Orphan Drug Designations by FDA and the EMA and a Fast Track Designation by the FDA. Synageva has not yet received approval to market this product and is not currently commercializing any other products.

The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful development of products, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel and collaboration partners, competition, technological and medical risks and management of growth.

The Company has incurred losses since inception and at December 31, 2011, had an accumulated deficit of $115.8 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery and development efforts. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new license agreements. Through December 31, 2011, the Company had funded its operations primarily from proceeds of the sale of preferred stock, issuance of convertible notes and notes payable and proceeds from government grants and collaboration agreements. On November 2, 2011, the Company completed a reverse merger with Trimeris, Inc. (“Trimeris”) through which it assumed certain assets and liabilities of the acquired entity, including $50.1 million in cash and cash equivalents and a royalty stream (Note 6) which will serve as further funding for the Company’s operations going forward. During the year ended December 31, 2009, the Company issued 18,000,000 shares of Series D-2 preferred stock (Note 8) for gross proceeds of approximately $45 million, including amounts from the conversion of convertible notes. In March 2011, the Company issued $12.5 million of convertible notes payable which upon the effective date of the Trimeris transaction subsequently converted to preferred stock prior to the conversion of all Synageva shares outstanding into shares of the combined entity (see Note 8). Additionally, as further detailed in Note 15, in January 2012 the Company closed a secondary public offering, which provided net proceeds of approximately $84.6 million. The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

Synageva’s consolidated financial statements include the accounts of Synageva and its wholly owned subsidiaries, Abbey BioPharma Corp., a Delaware corporation, and Synageva BioPharma Limited, an entity incorporated in the UK, which commenced operations in 1993 and May 2011, respectively. All intercompany accounts and transactions have been eliminated in consolidation.

Reverse Merger

On November 2, 2012, Trimeris closed a merger transaction (the “Reverse Merger”) with Synageva BioPharma Corp., a privately held Delaware corporation (“Private Synageva”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 13, 2011 (the “Merger Agreement”), by and among Trimeris, Private Synageva and Tesla Merger Sub, Inc., a wholly owned subsidiary of Trimeris (“Merger Sub”). Pursuant to the Merger Agreement, Private Synageva became a wholly owned subsidiary of Trimeris through a merger of Merger Sub with and into Private Synageva, and the former stockholders of Private Synageva received shares of Trimeris that constituted a majority of the outstanding shares of Trimeris. In connection with the Reverse Merger, Trimeris changed its name to Synageva BioPharma Corp.

The Reverse Merger has been accounted for as a reverse acquisition under which Private Synageva was considered the acquirer of Trimeris. As such, the financial statements of Private Synageva are treated as the historical financial statements of the combined company, with the results of Trimeris being included from November 2, 2011.

As a result of the Reverse Merger with Trimeris, historical common stock amounts and additional paid in capital have been retroactively adjusted. See Note 6 for additional discussion of the Reverse Merger and the conversion ratio.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase of less than three months to be cash equivalents. At December 31, 2011 and 2010, substantially all cash and cash equivalents were held in money market accounts at commercial banks.

Fair Value of Financial Instruments

Under current accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The current accounting guidance also establishes a hierarchy to categorize how fair value is measured and which is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	December 31, 2011	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents—money market fund	$59,859,675	$59,859,675	$—	$—

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	December 31, 2010	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents—money market fund	$14,510,308	$14,510,308	$—	$—

Liabilities
Preferred stock warrants	$12,278	$—	$—	$12,278

The change in the valuation of preferred stock warrants for the years ended December 31, 2011 and 2010, respectively, are summarized below.

	Years ended December 31,
	2011	2010
Fair value, beginning of year	$12,278	$29,514
Change in fair value	258,536	(17,236)
Conversion of preferred stock warrants to common stock warrants	(270,814)	—

Fair value, end of year	$—	$12,278

The Company accounted for the warrants outstanding to purchase 30,981 shares of Series C-2 convertible preferred stock according to accounting standards regarding freestanding financial instruments with the characteristics of both liabilities and equities. Due to the redemption feature of the Series C-2 convertible preferred stock, these warrants were classified as liabilities. The warrants were revalued at each balance sheet date and any change in fair value was recorded as a component of other income or other expense. In connection with the Reverse Merger, the Series C-2 convertible preferred stock warrants were converted to common stock warrants, and a final mark to market calculation was performed. The common stock warrants were subsequently exercised in a net settlement transaction, resulting in the issuance of 10,115 shares of common stock.

Property and Equipment

Property and equipment are recorded at cost and are depreciated and amortized using the straight-line method over the assets’ expected useful lives. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Asset Classification	Estimated Useful Life
Software	3 years
Vehicles	5 years
Furniture and fixtures	7 years
Lab and facility equipment	5-7 years
Leasehold improvements	shorter of estimated useful life or lease term

Impairment of Other Long-Lived Tangible and Intangible Assets

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and intangible assets may warrant revision or if events or circumstances indicate that the carrying value of these assets may be impaired. To assess whether assets have been impaired, the estimated undiscounted future cash flows for the estimated remaining useful life of the assets are compared to the carrying value. To the extent that the future cash flows are less than the carrying value, the assets are written down to the estimated fair value, based on the discounted cash flows of the asset.

Amortization of Developed Technology

The Company provides for amortization of developed technology, computed using an accelerated method according to the undiscounted expected cash flows to be received from the underlying assets, over a useful life of 10 years.

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is not amortized; however, it is required to be tested for impairment annually. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss would be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Absent an event that indicates a specific impairment may exist, the Company has selected December 31 as the date for performing the annual goodwill impairment test. Goodwill impairment charges were not required for the year ended December 31, 2011. See Note 7, “Goodwill and Intangible Assets, Net,” for additional information.

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

Collaboration and License Revenue

The Company recognizes revenue related to collaboration and license agreements in accordance with the provisions of ASC Topics 605-25 “Revenue Recognition—Multiple Element Arrangements” (“ASC Topic 605-25”). In January 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements” for contracts entered into or materially modified after that date. ASU 2009-13 updates the previous multiple-element revenue arrangements guidance. The revised guidance primarily provides three significant changes: 1) it eliminates the need for objective and reliable evidence of the fair value of the undelivered element in order for a delivered item to be treated as a separate unit of accounting; 2) it eliminates the residual method to allocate the arrangement consideration; and 3) it modifies the fair value requirements of EITF Issue 00-21 by providing best estimate of selling price, or BESP, in addition to vendor specific objective evidence and vendor objective evidence, or VSOE, for determining the selling price of a deliverable. In addition, the guidance also expands the disclosure requirements for revenue recognition. The Company determines the selling price of a deliverable using the hierarchy as prescribed in ASC Topic 605-25 based on VSOE, third party evidence “TPE,” or BESP. VSOE is based on the price charged when the element sold separately and is the price actually charged for that deliverable. TPE is determined based on third party evidence for a similar deliverable when sold separately and BESP is the price which the Company would transact a sale if the elements of the collaboration and license agreements were sold on a stand-alone basis. The Company evaluates the above noted hierarchy when determining the fair value of a deliverable. The process for determining VSOE, TPE, or BESP involves significant judgment on the part of the Company and can include considerations of multiple factors such as estimated direct expenses and other costs and available data. ASC 605-25 is effective prospectively for new arrangements or upon material modification of existing arrangements. The adoption of ASU 2009-13 did not have an impact on the Company’s financial position, results of operations or cash flows in 2011.

The Company evaluates all deliverables within an arrangement to determine whether or not they provided value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. The arrangement consideration that is fixed and determinable at the inception of the arrangement is allocated to the separate units of accounting based on the estimated selling price. The Company may exercise significant judgment in determining whether a deliverable is a separate unit of accounting as well as in estimating the selling prices of such units of accounting.

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

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement

Effective January 1, 2011, the Company adopted ASU No. 2010-17, “Milestone Method of Revenue Recognition”, which provides guidance on revenue recognition using the milestone method. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due. The determination that a milestone is substantive is subject to considerable judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. The adoption of this standard did not impact our financial position or our results of operations in 2011.

Collaboration and license revenue totaled approximately $0.6 million, $0.3 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Royalty Revenue

Royalty revenues are recognized in the period earned, based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. Following the merger with Trimeris, we received royalties due to the Development and License Agreement with Roche (the “Roche License Agreement”). As part of the Roche License Agreement, Roche has an exclusive license to manufacture and sell FUZEON worldwide and the Company receives royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. Under the Roche License Agreement, Roche may deduct from its royalty payments to us 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis Vaccines and Diagnostics, Inc. (“Novartis”).” To calculate the royalty revenue paid to Synageva, a 5.5% distribution charge is deducted from Roche’s reported net sales, and Synageva receives a 16% royalty on the adjusted net sales amount. Revenue from royalties totaled $1.1 million for the period ended December 31, 2011. These royalties represent the royalty payment earned from Roche based on total worldwide net sales of FUZEON since the closing of the Reverse Merger in November 2011.

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

Revenue from grants was recognized in the period in which the related expenditures were incurred and totaled approximately $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are reflected as other revenue in the statements of operations.

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

Clinical development and manufacturing costs are a significant component of the Company’s research and development expenses. The Company contracts with third parties that perform various clinical trial activities and outsourced manufacturing activities on its behalf in the ongoing development of its product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. The Company accrues and expenses costs for clinical trial and manufacturing activities performed by third parties based upon estimates of the work completed. Estimates are most affected by the Company’s understanding of the project’s status, timing and billing of services provided. Any costs associated with generating revenue are included in research and development expense.

Segment Reporting

The Company is managed and operated as one business, focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical need.

The entire business is managed by a single management team with reporting to the chief executive officer. We do not operate separate lines of business or separate business entities with respect to our products or product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment.

Legal, Intellectual Property (“IP”) and Patent Costs

The Company accrues estimated liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. Synageva expenses legal fees, IP-related and patent costs as they are incurred.

Income Taxes

Deferred income taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits. Valuation allowances are recorded to reduce the net deferred tax assets to amounts the Company believes are more-likely-than-not to be realized.

Stock-Based Compensation

The Company’s share-based compensation awards to employees, including grants of employee stock options, are valued at fair value on the date of grant, and are expensed over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award, which generally is the vesting period.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents in bank deposits and money market funds, which are maintained at one financial institution. Deposits in these institutions may exceed the amount of insurance provided on such deposits. Management believes it has established guidelines relative to credit quality, diversification and maturities that maintain security and liquidity.

The Company is subject to risks and uncertainties common to the biotechnology industry. Such risks and uncertainties include, but are not limited to: (a) results from current and planned clinical trials, (b) scientific data collected on the Company’s technologies currently in preclinical research and development, (c) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials, (d) decisions made by the FDA or other regulatory bodies with respect to approval and commercial sale of any of the Company’s proposed products, (e) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (f) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its technologies, (g) the outcome of any collaborations or alliances entered into by the Company in the future with pharmaceutical or other biotechnology companies, (h) dependence on key personnel, (i) competition with better capitalized companies and (j) ability to raise additional funds.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by ASU 220, “Comprehensive Income”. Comprehensive income (loss) is the total net income (loss), plus all changes in equity during the period, except those changes resulting from investment by and distribution to owners. The components of comprehensive loss for 2011 and 2010 were as follows:

	Years Ended December 31,
	2011	2010
Net loss	$(25,305,882)	$(10,823,656)
Foreign currency translation adjustments	(3,532)	—

Total comprehensive loss	(25,309,414)	$(10,823,656)

Basic and Diluted Net Loss per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share, if applicable, has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to loss from continuing operations, diluted net loss per share has been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, the exercise of stock options and warrants, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(25,305,882)	$(10,823,656)	$(11,420,054)
Denominator
Weighted average common shares(1)
Denominator for basic calculation	2,950,242	31,547	22,126
Denominator for diluted calculation	2,950,242	31,547	22,126
Net loss per share:(1)
Basic	$(8.58)	$(343.10)	$(516.14)
Diluted	$(8.58)	$(343.10)	$(516.14)

(1)	Per share computations for fiscal 2011 are based on (i) Private Synageva’s historic common stock balances (excluding preferred stock) up to the Merger date and (ii) post-Merger common stock from the Merger date to year end. For fiscal 2010 and 2009, per share computations are based on Private Synageva’s historic common stock balances, which exclude preferred stock

The Company’s potential dilutive securities which include convertible debt, convertible preferred stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share are the same. The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	As of December 31,
	2011	2010	2009
Options to purchase common stock	2,370,642	1,244,200	1,395,392
Convertible preferred stock	—	25,997,351	25,997,351
Convertible preferred stock warrants	—	30,981	—

	2,370,642	27,272,532	27,392,743

Recently Issued and Proposed Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting for multiple-deliverable revenue arrangements. This amendment provides guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration paid should be allocated. As a result of this amendment, entities may be able to separate multiple-deliverable arrangements in more circumstances than under existing accounting guidance. This guidance amends the requirement to establish the fair value of undelivered products and services based on objective evidence and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The existing guidance previously required that the fair value of the undelivered item reflect the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This amendment will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of this guidance on a prospective basis on January 1, 2011 and applied the guidance to the terms of any new or materially modified arrangements subsequent to adoption.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. The new rule was adopted by the Company on January 1, 2011. Adoption of this new standard did not materially affect the Company’s financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public entities, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the adoption of this update is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies goodwill impairment tests. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing companies with the option of performing a qualitative assessment to determine whether future impairment testing is necessary. The revised standard is effective for the Company on January 1, 2012 and will be applied prospectively.

3.	Property and Equipment

	December 31,
	2011	2010
Laboratory equipment	$2,438,496	$2,044,987
Leasehold improvements	414,763	355,100
Computer, software and office equipment	699,415	479,888
Vehicles	93,890	93,890

	3,646,564	2,973,865

Less: Accumulated depreciation and amortization	(2,390,074)	(1,904,879)

	$1,256,490	$1,068,986

Depreciation and amortization expense was $0.5 million and $0.4 million for fiscal year 2011 and 2010, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
Accrued compensation and benefits	$3,112,739	$459,376
Clinical, manufacturing and scientific costs	818,787	288,691
Professional fees	619,425	159,573
Other	452,044	231,240

	$5,002,995	$1,138,880

5.	Loan and Security Agreement

On March 31, 2008, the Company entered into an $8.0 million term loan agreement consisting of a $5.0 million term loan with Oxford Finance Corp. and a $3.0 million term loan with Silicon Valley Bank. Pursuant to the Loan and Security Agreement (the “Loan Agreement”), the Company received $4.0 million on March 31, 2008 and $4.0 million on July 31, 2008. The principal balance of each advance under the Loan Agreement bore interest of 11.0%. The Loan Agreement allowed for interest-only payments on a monthly basis for six months for each tranche followed by 30 months of interest and principal payments and allowed the Company to prepay the outstanding principal amount and all accrued but unpaid interest and fees, subject to a payment of a prepayment premium equal to (i) 6.0% of the principal prepaid if paid during the first 12 months of the term, (ii) 4.0% of the principal prepaid if prepaid during the second 12 months of the term, and (iii) 3.0% of the principal prepaid if prepaid thereafter. The Company’s obligations under the Loan Agreement were secured by substantially all of its assets other than its intellectual property. The Loan Agreement contained customary covenants that, among other things, restricted the Company’s ability to incur indebtedness and pay cash dividends on its capital stock. The Loan Agreement also provided for customary events of default, following which the lenders may have, at its option, accelerated the amounts outstanding under the Loan Agreement. Events of default included, but were not limited to, an event that has a material adverse change, as described in the Loan Agreement. In connection with the Loan Agreement, the Company issued Oxford Finance Corp. and Silicon Valley Bank fully exercisable, ten-year warrants to purchase 19,365 and 11,618 shares, respectively, of its Series C-2 Convertible Preferred Stock, at an exercise price of $11.62 per share, respectively (see Note 2).

In connection with the Loan Agreement, the Company also incurred $0.2 million of financing fees and legal costs.

In October 2009, the Company repaid the outstanding loan amounts of $5.6 million in addition to an early payment penalty of $0.2 million. The early payment penalty was recorded as interest expense for the year ended December 31, 2009.

6.	Merger

The Reverse Merger has been accounted for as a reverse acquisition under the acquisition method of accounting with Private Synageva treated as the accounting acquiror and Trimeris treated as the “acquired” company for financial reporting purposes because, after the Merger, former stockholders of Private Synageva held a majority of the voting interest of the combined company. In addition, the former board of directors of Private Synageva possess majority control of the board of directors of the combined company. Members of the management of Private Synageva are responsible for the management of the combined company and the majority of the combined company’s activities are related to Synageva’s current business. As such, the financial statements of Private Synageva are treated as the historical financial statements of the combined company, with the results of Trimeris being included from November 2, 2011.

Reverse Stock Split

On November 2, 2011, as contemplated by the Merger Agreement and as approved by Trimeris’ stockholders, Trimeris filed a Certificate of Amendment to its Fifth Amended and Restated Certificate of Incorporation with the

Secretary of State of the State of Delaware to effect a reverse stock split of Trimeris common stock at a ratio of 1:5 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each five shares of Trimeris common stock issued and outstanding immediately prior to the Reverse Stock Split were automatically combined into and became one share of Trimeris common stock. No fractional shares of Trimeris common stock were issued as a result of the Reverse Stock Split and any Trimeris stockholder who otherwise would have been entitled to receive fractional shares received cash in an amount, without interest, determined by multiplying such fraction of a share by $15.35, the closing price of a share of Trimeris common stock on the Nasdaq Global Market on November 2, 2011, after giving effect to the Reverse Stock Split. Also, as a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of common stock underlying, Company stock options, warrants and other derivative securities outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the one-for-five split ratio in accordance with the terms of such options, warrants or other derivative securities, as the case may be. The Reverse Stock Split did not alter the par value of the Trimeris common stock or modify any voting rights or other terms of the common stock. Following the Reverse Stock Split, but prior to the Reverse Merger, there were 4.5 million shares of Trimeris stock outstanding.

Exchange Ratio

Based on the outstanding shares of Private Synageva’s capital stock on November 2, 2011, each share of Private Synageva’s preferred stock and common stock was exchanged for approximately 0.413 shares of Trimeris common stock (the “Exchange Ratio”). As part of the Reverse Merger, Private Synageva’s convertible notes payable were converted into D-2 Preferred Stock, prior to the conversion of all of Private Synageva’s preferred stock and common stock into shares of the combined company. The conversion of Private Synageva’s preferred stock and common stock resulted in 13.0 million shares in the combined company.

In addition, (i) all outstanding options to purchase shares of Private Synageva common stock were assumed by Trimeris and converted into options to purchase shares of Trimeris common stock, in each case appropriately adjusted based on the Exchange Ratio; and (ii) all outstanding warrants to purchase shares of the capital stock of Private Synageva were assumed by Trimeris and converted into warrants to purchase shares of Trimeris common stock, in each case appropriately adjusted based on the Exchange Ratio. Immediately after the Reverse Merger, former stockholders of Private Synageva held approximately 75% of the combined company, calculated on a fully-diluted basis, and former stockholders of Trimeris held approximately 25% of the combined company, calculated on a fully-diluted basis, in each case excluding those shares of Trimeris held by the former Private Synageva stockholders immediately prior to the time of the Reverse Merger. After giving effect to the Reverse Stock Split and the Reverse Merger, the combined company had approximately 17.5 million shares of common stock outstanding.

Merger Purchase Price

The consolidated financial statements reflect the merger of Synageva with Trimeris as a reverse merger wherein Synageva is deemed to be the acquiring entity from an accounting perspective. Under the acquisition method of accounting, Trimeris’ 4.5 million of outstanding shares of common stock (following the stock split but prior to the Merger) were valued using the closing price on the Nasdaq Global Market of $15.35 per share on November 2, 2011. Further, as a result of the merger, options to purchase an aggregate of 0.4 million shares of Trimeris common stock that were held by officers and directors of Trimeris immediately vested (see Note 9). The fair values of the Trimeris outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $15.35; volatility of 51%; risk-free interest rate of 1.02%; and a weighted average expected life of 2.8 years. In addition, Synageva incurred approximately $1.1 million of transaction costs related to the Merger. These costs were expensed as incurred, and classified as general and administrative expense.

The purchase price, based on the stock price as of the Reverse Merger date, is as follows (in thousands):

Fair value of Trimeris shares outstanding	$68,767
Fair value of vested Trimeris stock options	1,102
Purchase price	$69,869

Reverse Merger Purchase Price Allocation

The fair value of acquired assets and liabilities is as follows (in thousands):

Cash and cash equivalents	$50,107
Accounts receivable, taxes refundable and other current assets	4,437
Developed technology—FUZEON	9,300
Goodwill(1)	8,535
Assumed liabilities	(2,510)
Total	$69,869

(1)	The goodwill resulting from the Reverse Merger is not deductible for tax purposes.

Pro Forma Financial Information

The following table presents selected unaudited financial information, as if the Reverse Merger with Trimeris had occurred on January 1, 2010 (in thousands, except per share data).

	Year Ended
	2011	2010

	(Unaudited)
Pro forma net revenue(1)	$10,035	$27,312
Pro forma net (loss) income	(19,105)	9,130
Pro forma net (loss) income per common share—basic	$(4.12)	$2.03
Pro forma net (loss) income per common share—diluted	$(4.12)	$2.03

(1)	Fiscal 2010 revenue includes $18.7 million of revenue resulting from entering into the Deferred Marketing Expenses Agreement with Roche, which relieved the obligation to repay certain deferred marketing expenses.

Fiscal 2011 pro forma net loss was adjusted to exclude certain fiscal 2011 expenses, including $5.2 million of acquisition-related costs and $0.5 million of amortization expense related to acquired developed technology. There were no proforma adjustments for fiscal 2010.

7.	Goodwill and Intangible Assets, net

The following table represents to changes in goodwill for the year ended December 31, 2011 (in thousands):

Balance at December 31,2010	$—
Goodwill related to the Trimeris reverse acquisition	8,535

Balance at December 31.2011	$8,535

As of December 31, 2011 the Company has not recorded any goodwill impairment losses.

Intangible assets, net of accumulated amortization is as follows (in thousands):

		As of December 31, 2011
	Estimated Life	Cost	Accumulated Amortization	Net
Developed Technology	10 years	9,300	(504)	8,796

The developed technology asset represents the present value of the estimated future FUZEON royalty stream (Note 12). Amortization expense totaled $0.5 million for fiscal 2011. The developed technology asset acquired in the Reverse Merger with Trimeris is being amortized over the estimated life of the royalty stream, in proportion to the related royalty revenue. As a result, the estimated level of amortization expense is weighted toward the earlier years. Assuming no change to our estimates of the Roche royalty stream, the Company expects amortization expense for the next five fiscal years to approximate the following:

Fiscal Year	Amortization (in thousands)
2012	$2,909
2013	2,036
2014	1,426
2015	935
2016	608

8.	Convertible Notes and Convertible Preferred Stock

The following summarizes our convertible notes and preferred stock balances at December 31, 2011 and 2010:

	December 31,
	2011	2010
	Consolidated
Convertible preferred stock:
Series D-2 convertible preferred stock, par value $0,001;
Zero and 18,000,000 shares authorized at December 31, 2011 and 2010, respectively;
Zero and 18,000,000 shares outstanding at December 31, 2011 and 2010, respectively;
(liquidation preference of $45,000,000 at December 31, 2010)	$—	$44,863,380
Series C-2 convertible preferred stock, par value $0.001;
Zero and 3,658,500 shares authorized at December 31, 2011 and 2010, respectively;
Zero and 3,583,040 shares issued and outstanding at December 31, 2011 and 2010; respectively;
(liquidation preference of $17,176,735 at December 31, 2010)	—	17,193,028
Series B-2 convertible preferred stock, par value $0.001;
Zero and 4,168,700 shares authorized at December 31, 2011 and 2010, respectively;
Zero and 4,168,674 shares issued and outstanding at December 31, 2011 and 2010 respectively;
(at liquidation preference)	—	21,094,741
Series A-2 convertible preferred stock, par value $0.001;
Zero and 245,650 shares authorized at December 31, 2011 and 2010, respectively;
Zero and 245,637 issued and outstanding at December 31, 2011 and 2010, respectively;
(at liquidation preference)	—	12,429,920

Total convertible preferred stock	$—	$95,581,069

2009 Convertible Notes

In January 2009, the Company entered into a convertible notes payable (“2009 Convertible Notes”) with 20 existing investors for proceeds of $6.6 million. The terms of the 2009 Convertible Notes included interest at 11.0%. In April 2009, the $6.6 million plus $164,000 in accrued interest converted into Series D-2 preferred stock as part of the Series D-2 preferred stock financing.

Series D-2 Preferred Stock Purchase Agreement

On April 1, 2009, the Company entered into an agreement (the “Series D-2 Preferred Stock Purchase Agreement”) to issue and sell 18,000,000 shares of Series D-2 redeemable convertible preferred stock (“Series D-2 preferred stock”) at a price of $2.50 per share, for total proceeds of approximately $45 million. The issuance and the proceeds included the 2009 Convertible Notes, which were converted into Series D-2 preferred stock at principal plus accrued interest. The Company received the proceeds in four separate closings during the year ended December 31, 2009.

Convertible Preferred Stock

As of December 31, 2010, of the 28,000,000 authorized shares of preferred stock, 245,650 shares were designated as Series A-2 convertible preferred stock (“Series A-2 preferred stock”), 4,168,700 shares were designated as Series B-2 convertible preferred stock (“Series B-2 preferred stock”), 3,658,500 shares were designated as Series C-2 convertible preferred stock (“Series C-2 preferred stock”), and 18,000,000 shares were designated as Series D-2 preferred stock. These shares converted to common stock of the combined company as part of the merger on November 2, 2011 at a ratio of approximately .413 for every share of previously issued stock.

2011 Convertible Notes

In March 2011, the Company issued Convertible Notes (the “2011 Convertible Notes”) for proceeds of $12.5 million as the first tranche of a potential $25 million convertible note offering. The 2011 Convertible Notes were convertible into shares of Series D-2 preferred stock at the conversion price then applicable to the Series D-2 preferred stock or into a future series of Preferred Stock at its then applicable conversion price issued in conjunction with the next Qualified Offering (as defined in the 2011 Notes purchase agreement), at the election of the holders. The 2011 Convertible Notes had no stated interest rate. On November 2, 2011 as part of the completion of the merger with Trimeris, the 2011 Convertible Notes were converted into D-2 Preferred Stock, prior to the conversion of all Private Synageva preferred and common shares outstanding into shares of the combined entity.

9.	Share Based Payments

The Company’s Board of Directors adopted in November 1996 the 1996 Stock Option Plan (“1996 Plan”) under which options designated as either incentive or non-qualified stock options may be issued to employees, officers, directors, consultants and independent contractors of the Company or any parent, subsidiary or affiliate of the Company. Options granted under the 1996 Plan are at prices not less than the fair market value at the time of grant and may be exercised for a period of ten years from the grant date. Options granted under the 1996 Plan have vesting periods ranging from immediate to four years. The 1996 Plan includes a provision for options to accelerate and become immediately and fully exercisable upon a 50% or more change in control as defined in the 1996 Plan. In November 2006, the 1996 Plan was terminated in accordance with its ten-year expiration provision.

On June 7, 2005, a new stock plan (the “2005 Stock Plan”) was adopted by the Company’s Board of Directors and approved by the Company’s shareholders. Any employee, officer, consultant, independent contractor or director is eligible to participate in the 2005 Stock Plan. The 2005 Stock Plan permits the granting of incentive and non-qualified stock options and stock purchase rights for restricted stock. Options granted under the 2005 Stock Plan are at prices not less than the fair market value at the time of grant and may be exercised for a period of ten years from the grant date. Options granted under the 2005 Stock Plan have vesting periods ranging from immediate to four years. The 2005 Stock Plan includes a provision for options to accelerate and become immediately and fully exercisable upon a 50% or more change in control as defined in the incentive and non-qualified stock option agreements. Under the 2005 Stock Plan, the Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term, and the exercise price. If an individual owns stock representing more than 10% of the outstanding shares at the time of grant, the exercise price of each share shall be at least 110% of fair market value, as determined by the Company’s Board of Directors.

As part of the Merger, options outstanding under Trimeris’s previous option plans were adjusted by the conversion ratio, and remained in existence as options in the combined entity. The following summarizes Trimeris’s stock option plans:

•

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

•

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

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the limited exercise historical experience at the Company, management’s expectations based on the length of time that an employee will stay at the Company, the vesting period of four years and the contractual term of ten years. Volatility has been determined based on an analysis of reported data for a peer group of companies that granted options with substantially similar terms. The risk-free interest rate is based on the rate of U.S. Treasury zero coupon rate with a remaining term approximating the expected term used as the input to the Black-Scholes option pricing model.

The weighted average assumptions used in the option pricing model for stock option grants were as follows:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	None	None	None
Expected volatility in stock price	51%	52%	62%
Weighted average risk-free interest rate	1.51%	1.71%	2.50%
Expected life of stock awards-years	6 years	5 years	5 years

A summary of stock option activity under all equity plans for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	363,209	$2.18
Options granted	1,064,187	0.95
Options exercised	(4,023)	1.31
Options canceled or expired	(27,981)	3.22

Outstanding at December 31, 2009	1,395,392	$1.21

Options granted	34,444	1.09
Options exercised	(37,751)	0.97
Options canceled or expired	(147,885)	1.16

Outstanding at December 31, 2010	1,244,200	$1.27

Options granted(1)	1,028,979	13.39
Options assumed through merger with Trimeris	372,849	57.23
Options exercised	(209,055)	0.89
Options canceled or expired	(66,331)	1.41

Outstanding at December 31, 2011	2,370,642	$15.34

Exercisable at December 31, 2011	946,955	$23.47
Exercisable and expected to vest at December 31, 2011	2,178,662	$15.82

(1)	Includes options to purchase 378,900 shares of common stock approved by the Board of Directors on December 20, 2011 subject to shareholder approval of sufficient additional shares authorized under the 2005 Stock Plan.

Options outstanding and currently exercisable at December 31, 2011, under all equity plans, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.61-$0.95	805,491	7.6	$0.94	453,972	$0.94
$1.10-$1.70	421,466	9.4	1.65	9,244	1.10
$3.52-$8.73	242,187	8.0	5.82	108,368	3.52
$10.10-$20.60	116,231	7.9	13.62	116,231	13.62
$23.00-$45.50	646,032	9.2	23.85	119,905	27.57
$47.35 and above	139,235	2.2	118.6	139,235	118.6

	2,370,642	8.1	$15.34	946,955	$23.47

As of December 31, 2011, the unamortized compensation expense related to outstanding unvested options approximated $7.3 million and is expected to be recognized over a weighted average period of 3.65 years.

The aggregate intrinsic value of shares outstanding and shares exercisable at December 31, 2011 is approximately $39.8 million and $16.0 million, respectively, which represents the total intrinsic value (the excess of the fair value of the Company’s stock on December 31, 2011 over the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.

The Company recognized stock-based compensation expense on all stock option awards for the years ended December 31, 2011, 2010 and 2009 in the following categories:

	2011	2010	2009
Research and development	$231,334	$44,541	$25,938
General and administrative	401,386	159,241	128,252

	$632,720	$203,782	$154,190

10.	Defined Contribution Plan

The Company has a defined contribution plan that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). All employees, except part-time employees, are eligible to participate in the plan. Participants may contribute through payroll deductions, amounts not to exceed Internal Revenue Code limitations. During the years ended December 31, 2011, 2010 and 2009, the Company recognized expense for 401(k) matching contributions of $0.2 million, $0.1 million and $0.1 million, respectively.

11.	Income Taxes

The Company has not recorded a benefit for income taxes related to its operating losses for the years ended December 31, 2011 and 2010. The Company’s effective tax rate differs from that based on the federal statutory rate due to the following:

	Years Ended December 31,
	2011	2010
Federal tax at statutory rate	(8,571,360)	$(3,680,043)
State income taxes	(1,278,488)	(515,749)
State rate changes	(1,443,044)	—
Federal and state R&D credits	(639,818)	(308,798)
Return to provision adjustments	245,307	536,090
48D grant income adjustment	—	(778,226)
Expiration of state NOLs	28,755	—
Stock-based compensation	(26,438)	69,286
Valuation allowance	11,692,788	4,675,927
Other	(7,702)	1,513

Benefit from income taxes	$—	$—

Significant components of the Company’s net deferred tax asset as December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating losses	$45,824,773	$29,745,051
Capitalized research and development	10,428,454	4,650,902
Tax credit carryforwards	5,267,068	3,656,132
Deferred revenue	1,073,241	—
Accrued expenses	706,234	64,762
Depreciation and amortization	109,252	20,325
Other	16,339	7,488

	63,425,361	38,144,660
Deferred tax liabilities:
Acquired intangibles	($3,444,891)	—

Valuation allowance	(59,980,470)	(38,144,660)

Net deferred tax asset	$—	$—

The 2011 deferred tax assets in the table above include acquired net operating loss carryforwards of $9.2 million and federal R&D credits of $1.0 million, for which a full valuation allowance was established at the time of the Reverse Merger. At December 31, 2011, the Company had federal and state net operating loss carry forwards of $91.6 million and $337.5 million, respectively, which begin to expire in 2012. Approximately $241.0 million of the state net operating loss carry forwards were acquired in the Reverse Merger and are not limited as a result of ownership change limitations. These net operating losses are in the state of North Carolina and are not expected to be utilized by the Company. Approximately $0.7 million of the federal and state net operating loss carryforwards relate to deductions from stock option compensation, which are tracked separately and not included in the Company’s deferred tax asset in accordance with ASC 718. The future benefit from these deductions will be recorded as a credit to additional paid in capital when realized. The Company also has federal and state research and development tax credit carryforwards of $4.4 million and $1.3 million, respectively, available to reduce future tax liabilities, which begin to expire in 2012 and 2023, respectively.

Utilization of the net operating loss (“NOL”) and research and development (“R&D”) credit carry forwards may be subject to a substantial annual limitation under Section 382 of the Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carry forwards that can be utilized annually to offset future taxable income and tax, respectively. As part of the Reverse Merger, the Company acquired federal tax attributes that are significantly limited under Section 382 of the Code. There also could be additional ownership changes in the future which may result in additional limitations on the utilization of NOL carryforwards and credits.

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more-likely-than-not that the Company will not recognize the benefits of its deferred tax asset. Accordingly, a valuation allowance of $60.0 million and $38.1 million has been established at December 31, 2011 and 2010, respectively.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations.

Below is a table of the earliest tax years that remain subject to examination by jurisdictions:

Earliest Tax Year Subject to Examination
Jurisdiction
U.S Federal	2008
State of Georgia	2008
State of North Carolina	2008
Commonwealth of Massachusetts	2008

All years including and subsequent to the above years remain open to examination by the taxing authorities. The resolution of tax matters is not expected to have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There were no interest and penalties pertaining to uncertain tax positions in 2011 and 2010.

The Company adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions on January 1, 2009, which required the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. The adoption of this authoritative guidance did not have a material effect on the financial statements. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2011 and 2010.

A provision included in the health care reform bill created a temporary tax credit for businesses with less than 250 employees who engage in qualifying therapeutic discovery projects for the tax years 2009 and 2010. The program permitted applicants to elect to receive a cash grant in lieu of the tax credit. The amount of the tax credit or grant was equal to 50% of the qualified investment for the taxable year for any qualifying therapeutic discovery project. The total amount awarded by the U.S. Treasury Department to the Company was $2.3 million. The Company elected to receive the award as a cash grant and has recorded the award as other income within the accompanying statement of operations for the year ended December 31, 2010. Amounts received in cash in 2010 totaled $1.5 million and in 2011 totaled $0.8 million, respectively.

12.	License Agreements and Collaborations

Collaborations

In March 2009 and March 2010, the Company entered into collaboration agreements with a third-party to develop antibodies using the Synageva proprietary expression platform. The collaboration agreements included up-front payments of $0.2 million, potential future milestone payments to the Company totaling $0.4 million and potential option payments payable to the Company.

Revenue recognized under these collaboration agreements was $0.2 million, $0.3 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue was recognized using the proportional performance method.

In August 2011, the Company entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (“Mitsubishi Tanabe”) whereby the Company is utilizing its proprietary expression technology for the development of a certain targeted compound. The agreement includes an upfront license payment to the Company of $3.0 million, on-going reimbursement or funding of development costs, estimated during the initial development period to be approximately $1.5 million, and the potential for an additional payment due upon the successful completion of the initial development. Mitsubishi Tanabe also has an option to obtain an exclusive royalty-bearing license, with the right to grant sublicenses, to further develop and commercialize the licensed compound (the “Option”). Additionally, upon exercise of the Option, the parties intend to negotiate a follow-on collaboration and license agreement that may include potential future development and commercial sales based milestone payments, and potential royalty payments. The Company determined that the Option is substantive as the decision to exercise is in the control of Mitsubishi Tanabe and is not essential to the functionality of the other deliverables. Therefore, the Option was not considered to be a deliverable at the inception of the collaboration agreement. The Option terminates sixty days from date the Joint Steering Committee (“JSC”) determines whether the initial development was successful.

The Company evaluated the collaboration agreement in accordance ASC 605-25 and ASU 2009-13 in order to determine whether the deliverables at the inception of the agreement: (i) the license , (ii) research services during the development period, and (iii) JSC participation should be accounted for as a single unit or multiple units of accounting. The Company concluded that the license does not have standalone value to Mitsubishi Tanabe because (i) Mitsubishi Tanabe does not have the ability to transfer or sublicense and (ii) the activities to be conducted during the development period are highly dependent on the Company’s unique knowledge and understanding of its proprietary technology which is critical to optimizing the compound. The Company determined that the JSC is a deliverable through the development period. The Company concluded that the license, the research services performed during the development term and the JSC obligation represent a single unit of account.

Revenue recognized under this arrangement for the year ended December 31, 2011 totaled approximately $0.5 million. Revenue was recognized using the proportional performance method.

Roche Collaboration

The Roche License Agreement

On May 25, 2011, Trimeris entered into the Roche License Agreement with Roche, pursuant to which Roche has an exclusive license to manufacture and sell FUZEON worldwide and the Company receives royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. The Roche License Agreement superseded and replaced the Prior Roche Agreements. Under the Roche License Agreement, Roche may deduct from its royalty payments to us 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis Vaccines and Diagnostics, Inc. (“Novartis”).” To calculate the royalty revenue paid to Synageva, a 5.5% distribution charge is deducted from Roche’s reported net sales, and Synageva receives a 16% royalty on the adjusted net sales amount.

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

13.	Commitments and Contingencies

Occupancy Arrangements

The Company leases office, laboratory and facility space under operating lease agreements expiring through 2014. Minimum future rentals under non-cancelable operating leases are as follows:

Year Ending December 31,
2012	$472,869
2013	251,736
2014	16,200

Rental expense for the years ended December 31, 2011, 2010 and 2009 approximated $0.7 million, $0.5 million and $0.4 million, respectively.

UGARF License Agreement

On April 5, 2007, the Company amended and restated its technology license agreement with the University of Georgia Research Foundation (“UGARF”). In consideration for exclusive worldwide rights to the same patents, know-how and related technology under the original agreement, the Company provided 9,024 shares of its common stock to UGARF in addition to sublicense royalties, if applicable, and product royalties to be payable upon future commercialization and sale of any products subject to the license. No payments have been made in fiscal 2011 and 2010.

Other Licensing Agreements

The Company has licensing and sponsored research agreements with certain scientific and research institutions. The Company incurred expenses under these agreements of less than $0.1 million for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, the Company had approximately $0.1 million of potential milestone payments or other commitments payable over the next four years under agreements that are cancelable by either party under certain circumstances. These agreements also specify the payment of certain percentage royalties based on net sales of developed technologies.

14.	Quarterly Financial Data (Unaudited)

The following tables present quarterly consolidated statement of operations data for fiscal 2011 and 2010. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(unaudited)
Revenue	62,133	238,399	184,380	1,613,868
Loss from operations	(5,412,317)	(5,387,455)	(6,818,538)	(7,400,232)
Net loss	(5,445,370)	(5,559,553)	(6,822,791)	(7,478,168)
Loss per share, basic and diluted	$(95.77)	$(75.24)	$(92.33)	$(0.65)
Weighted average shares outstanding, basic and diluted	56,856	73,895	73,895	11,587,370

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(unaudited)
Revenue	80,000	194,563	131,067	189,791
Loss from operations	(2,343,099)	(2,509,337)	(3,742,027)	(4,528,532)
Net loss	(2,333,557)	(2,499,651)	(3,740,637)	(2,249,811)
Loss per share, basic and diluted	$(100.52)	$(107.46)	$(159.94)	$(40.53)
Weighted average shares outstanding, basic and diluted	23,215	23,262	23,388	55,505

15.	Subsequent Events

Secondary Public Offering

The Company closed a secondary public offering of its common stock on January 2011, issuing approximately 3.6 million shares of common stock at a per share price of $25.18, for gross proceeds of $90 million or approximate net proceeds of $84.6 million.

EXHIBIT LIST

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of June 13, 2011, by and among Trimeris, Inc., Tesla Merger Sub, Inc. and Synageva BioPharma Corp., incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2010.

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, as amended, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 8, 2005, as amended by the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2011.

3.2	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 8, 2005.

4.1	Specimen certificate for shares of Common Stock, incorporated by reference to the Company Registration Statement on Form S-3 (File No. 333-178653) initially filed with the SEC on December 21, 2011.

4.2	Description of Capital Stock (contained in the Fifth Amended and Restated Certificate of Incorporation of Synageva BioPharma Corp., filed as Exhibit 3.1), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 8, 2005, as amended by the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2011.

10.1	Trimeris, Inc. Amended and Restated Stock Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 13, 2006.*

10.2	Form of Indemnification Agreement between Synageva BioPharma Corp. and its directors, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.3	Form of Indemnification Agreement between Synageva BioPharma Corp. and its officers, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.4	Amended and Restated Registration Rights Agreement dated April 1, 2009, between the Company and the investors signatory to the agreement, as amended through January 4, 2012, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012.

10.5	Non-Exclusive Sub-License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Synageva BioPharma Corp.) (f/k/a AviGenics, Inc.) and Pangenix, dated April 1, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.†

10.6	Amended and Restated License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Synageva BioPharma Corp.) (f/k/a AviGenics, Inc.) and the University of Georgia Research Foundation, dated April 5, 2007, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.†

10.7	License Agreement between The Regents of the University of California and Hoffman-La Roche Inc. and Trimeris, Inc. for Method for Preventing and Treating a Viral Condition by Inhibiting Membrane Fusion, dated June 27, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2005.†

10.8	Exclusive Patent License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Synageva BioPharma Corp.) (f/k/a Synageva BioPharma Corp.) and the University of Minnesota, dated May 13, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.†

10.9	Amended and Restated Agreement among Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated May 25, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2011.

Exhibit Number	Description

10.10	1996 Stock Option Plan of AviGenics, Inc, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2011.*

10.11	Synageva BioPharma Corp. 2005 Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2011.*

10.12	Synageva BioPharma Corp. 2005 Stock Plan-form of Option Agreement.*

10.13	Trimeris, Inc. 2007 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2010.*

10.14	Trimeris, Inc. 2007 Stock Incentive Plan—form of Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008.*

10.15	Employment Agreement between Synageva BioPharma Corp. and Sanj K. Patel, effective as of November 2, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011.*

10.16	Employment Agreement between Synageva BioPharma Corp. and Carsten Boess, effective as of November 2, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011.*

10.16	Employment Agreement between Synageva BioPharma Corp. and Eric Grinstead, effective as of November 2, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011.*

10.17	Employment Agreement between Synageva BioPharma Corp. and Anthony Quinn, effective as of November 2, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011.*

10.18	Lease, between Abbey BioPharma Corp. (f/k/a Synageva BioPharma Corp.) and One Ledgemont LLC, dated April 8, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.19	First Amendment to Lease Agreement dated November 29, 2011 between Synageva BioPharma Corp. and One Ledgemont LLC.

10.20	Lease Agreement between Synageva BioPharma Corp. and Barrett Investment Properties, LLC, dated January 23, 2012.

10.21	Rental Agreement, between Abbey BioPharma Corp. (a wholly-owned subsidiary of Synageva BioPharma Corp.) (f/k/a Synageva BioPharma Corp.) and the Board of Regents of the University System of Georgia, dated July 1, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a) Certification by Sanj K. Patel as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Carsten Boess as Chief Financial Officer.

32.1	Section 1350 Certification by Sanj K. Patel as Chief Executive Officer and Carsten Boess as Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.