Form 10-K/A
period 2011-12-31
SYNAGEVA BIOPHARMA CORP
filed 2012-04-24
CIK 911326

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

EXPLANATORY NOTE TO AMENDMENT NO. 1

The sole purpose of this amendment to the Annual Report on Form 10-K of Synageva BioPharma Corp. (the “Company”), which was filed with the Securities and Exchange Commission on March 22, 2012, is to add the city and state to the Report of Independent Registered Public Accounting Firm (the “Report”) included in Item 8 of the Form 10-K. The city and state was inadvertently left out of the Report, which is otherwise unchanged. The Company has not made any other changes to the filing herewith in any way.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this Item 8 are set forth beginning on page F-2 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNAGEVA BIOPHARMA CORP.

By:	/s/ Sanj K. Patel
Sanj K. Patel President, Chief Executive Officer and Director

Dated: April 24, 2012

2

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

Boston, Massachusetts

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