Form 10-Q
period 2012-03-31
SYNAGEVA BIOPHARMA CORP
filed 2012-05-09
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(781) 357-9900

Registrant’s telephone number, including area code

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2012 was 21,239,850.

SYNAGEVA BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$138,918	$60,232
Accounts receivable	10,831	2,211
Taxes receivable	—	1,240
Prepaid expenses and other current assets	1,816	968

Total current assets	151,565	64,651
Property and equipment, net	1,325	1,256
Developed technology, net	8,109	8,796
Goodwill	8,535	8,535
Other assets	65	60

Total assets	$169,599	$83,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,497	$1,507
Accrued expenses	4,748	5,003
Deferred revenue, short term	10,621	1,749

Total current liabilities	16,866	8,259
Deferred revenue, long term	554	991

Total liabilities	$17,420	$9,250

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at March 31, 2012 and December 31, 2011; 21,238 and 17,582 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	21	18
Additional paid-in capital	275,355	189,874
Accumulated other comprehensive loss	(4)	(4)
Accumulated deficit	(123,193)	(115,840)

Total stockholders’ equity	152,179	74,048

Total liabilities and stockholders’ equity	$169,599	$83,298

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	Consolidated
Royalty revenue	$1,449	$—
Collaboration and license revenue	892	—
Other revenue	56	62

Total revenue	2,397	62

Operating expenses
Research and development	6,832	4,203
General and administrative	2,920	1,271

Total operating expenses	9,752	5,474

Loss from operations	(7,355)	(5,412)
Other expense, net	—	(34)
Interest income	2	1

Net loss	$(7,353)	$(5,445)

Basic and diluted net loss per common share	$(0.35)	$(95.77)

Weighted average shares used in basic and diluted per common share computations	20,774	57

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
	Consolidated
Net loss	$(7,353)	$(5,445)
Other comprehensive loss:
Foreign currency translation adjustments	0	—

Total other comprehensive loss	0	—

Comprehensive loss	$(7,353)	$(5,445)

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
	Consolidated
Cash flows from operating activities
Net Loss	$(7,353)	$(5,445)
Adjustments:
Depreciation and amortization	817	103
Stock compensation expense	599	52
Revaluation of preferred stock warrants	—	34
Changes in assets and liabilities:
Accounts receivable	380	785
Prepaid expenses, other current assets and other assets	388	(17)
Accounts payable	(10)	81
Accrued expenses and other liabilities	(256)	135
Deferred revenue	(565)	—

Net cash used in operating activities	(6,000)	(4,272)

Cash flows from investing activities
Capital expenditures	(199)	(61)

Net cash used in investing activities	(199)	(61)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	84,600	—
Proceeds from issuance of convertible notes	—	12,500
Proceeds from exercise of stock options	286	9

Net cash provided by financing activities	84,886	12,509

Effect of exchange rate on cash	(1)	—
Net increase in cash and equivalents	78,686	8,176
Cash and equivalents at the beginning of period	60,232	14,715

Cash and equivalents at the end of period	$138,918	$22,891

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (“Synageva” or the “Company”) is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical needs. Synageva has several protein therapeutics in development, including two enzyme replacement therapies for lysosomal storage disorders and two programs for life-threatening genetic conditions for which there are currently no approved treatments. Its lead program, SBC-102, is a recombinant human lysosomal acid lipase (“LAL”) currently under clinical investigation in the U.S. and European Union (“EU”) for the treatment of patients with LAL Deficiency, which is a rare, devastating disease that causes significant morbidity and mortality. SBC-102 has been granted Orphan Drug Designations by the Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) and a Fast Track Designation by the FDA. Synageva has not yet received approval to market this product and is not currently commercializing any other products.

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

The Company has incurred losses since inception and at March 31, 2012, had an accumulated deficit of $123.2 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery and development efforts. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new license agreements.

Through March 31, 2012, the Company has funded its operations primarily from proceeds of the sale of stock, issuance of convertible notes and proceeds from government grants and collaboration agreements. On November 2, 2011, the Company completed a merger transaction (the “Reverse Merger”) with Trimeris, Inc., a Delaware Corporation (“Trimeris”) (see Note 2, Reverse Merger), which was accounted for as a business combination, through which it assumed certain assets and liabilities of the acquired entity, including $50.1 million in cash and cash equivalents and a royalty stream related to FUZEON, a product sold by F. Hoffman-La Roche Ltd. (“Roche”), which will serve as further funding for the Company’s operations going forward. Additionally, on January 10, 2012, the Company announced the closing of a $90.0 million underwritten public offering of approximately 3.6 million shares of our common stock at a price of $25.18. The Company received net proceeds of approximately $84.6 million from this offering, which it intends to use for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, preclinical and clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to our current technologies or business focus and investments. We expect that we will have sufficient cash and cash equivalents to sustain operations for at least the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by the accounting principles generally accepted in the United States

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

of America (“U.S. GAAP”) for complete financial statements. The Financial Statements should therefore be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K and 10-K/A filed with the SEC on March 22, 2012 and April 24, 2012, respectively.

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying disclosures. Although these estimates are based on the best information available and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

Reverse Merger

On November 2, 2011, Trimeris closed a merger transaction (the “Reverse Merger”) with Synageva BioPharma Corp., a privately held Delaware corporation (“Private Synageva”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 13, 2011 (the “Merger Agreement”), by and among Trimeris, Private Synageva and Tesla Merger Sub, Inc., a wholly owned subsidiary of Trimeris (“Merger Sub”). Pursuant to the Merger Agreement, Private Synageva became a wholly owned subsidiary of Trimeris through a merger of Merger Sub with and into Private Synageva, and the former stockholders of Private Synageva received shares of Trimeris that constituted a majority of the outstanding shares of Trimeris. In connection with the Reverse Merger, Trimeris changed its name to Synageva BioPharma Corp.

The Reverse Merger has been accounted for as a reverse acquisition under which Private Synageva was considered the acquirer of Trimeris. As such, the financial statements of Private Synageva are treated as thehistorical financial statements of the combined company, Trimeris being included from November 2, 2011. As a result of the Reverse Merger, historical common stock amounts and additional paid in capital have been retroactively adjusted.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2012, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The adoption of this guidance in the first quarter 2012 did not have a material effect on our financial statements.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The Company adopted the provisions of this guidance during the first quarter 2012.

Principles of Consolidation

Synageva’s Financial Statements include the accounts of Synageva and its wholly owned subsidiaries, Abbey BioPharma Corp., a Delaware corporation, and Synageva BioPharma Limited, an entity incorporated in the UK, which commenced operations in 1993 and May 2011, respectively. All intercompany accounts and transactions have been eliminated in consolidation.

3.	Fair Value of Financial Instruments

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

The current accounting guidance also establishes a hierarchy to categorize how fair value is measured and is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31, 2012	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents – money market fund	$129,061	$129,061	$—	$—

	December 31, 2011	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents – money market fund	$59,860	$59,860	$—	$—

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

The change in the valuation of preferred stock warrants for the three months ended March 31, 2012 and 2011, respectively, are summarized below.

	Three Months Ended March 31,
	2012	2011
Fair value, beginning of year	$—	$12
Change in fair value	—	34

Fair value, end of period	$—	$46

The Company accounted for the warrants outstanding to purchase 31 shares of Series C-2 convertible preferred stock according to accounting standards regarding freestanding financial instruments with the characteristics of both liabilities and equities. Due to the redemption feature of the Series C-2 convertible preferred stock, these warrants were classified as liabilities. The warrants were revalued at each balance sheet date and any change in fair value was recorded as a component of other income or other expense. In connection with the Reverse Merger, the Series C-2 convertible preferred stock warrants were converted to common stock warrants, and a final mark to market calculation was performed. The common stock warrants were subsequently exercised in a net settlement transaction in the fourth quarter of fiscal 2011, resulting in the issuance of 10 shares of common stock.

4.	Supplemental Balance Sheet Information

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011
Accrued compensation, benefits and withholdings	$2,994	$3,113
Clinical, manufacturing and scientific costs	1,041	819
Professional fees	396	619
Other	317	452

	$4,748	$5,003

5.	Convertible Notes and Convertible Preferred Stock

Convertible Preferred Stock

As of December 31, 2010, of the 28,000,000 authorized shares of preferred stock, 245,650 shares were designated as Series A-2 convertible preferred stock (“Series A-2 preferred stock”), 4,168,700 shares were designated as Series B-2 convertible preferred stock (“Series B-2 preferred stock”), 3,658,500 shares were designated as Series C-2 convertible preferred stock (“Series C-2 preferred stock”), and 18,000,000 shares were designated as Series D-2 preferred stock. These shares were exchanged for common stock of the combined company as part of the Reverse Merger on November 2, 2011 at a ratio of approximately 0.413 shares of common stock for every share of previously issued preferred stock.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

2011 Convertible Notes

In March 2011, the Company issued convertible notes (the “2011 Convertible Notes”) for proceeds of $12.5 million as the first tranche of a potential $25 million convertible note offering. The 2011 Convertible Notes were convertible into shares of Series D-2 preferred stock at the conversion price then applicable to the Series D-2 preferred stock or into a future series of preferred stock at its then applicable conversion price issued in conjunction with the next Qualified Offering (as defined in the 2011 Notes purchase agreement), at the election of the holders. The 2011 Convertible Notes had no stated interest rate. On November 2, 2011 as part of the completion of the Reverse Merger, the 2011 Convertible Notes were converted into D-2 Preferred Stock, prior to the conversion of all Private Synageva preferred and common shares outstanding into shares of the combined entity.

As of March 31, 2012 and December 31, 2011, the Company did not have any convertible notes or convertible preferred stock outstanding.

6.	Share Based Payments

The Company’s stock-based compensation plans include the 1996 Stock Option Plan and the 2005 Stock Plan, as well as options outstanding under Trimeris, Inc.’s 1993 Plan and 2007 Stock Incentive Plan. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term, and the exercise price.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The fair value of each stock option grant was estimated on the date of grant. The expected life assumption is based on the limited exercise historical experience at the Company, management’s expectations based on the length of time that an employee will stay at the Company, the vesting period of four years and the contractual term of ten years. Volatility has been determined based on an analysis of reported data for a peer group of companies that granted options with substantially similar terms. The risk-free interest rate is based on the rate of U.S. Treasury zero coupon rate with a remaining term approximating the expected term used as the input to the Black-Scholes option pricing model. Our Black-Scholes assumptions for options granted in the first three months of fiscal 2012 were consistent with those disclosed in Note 9, Share Based Payments, of the Company’s financial statements included in the Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011.

A summary of stock option activity under all equity plans for the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011 (1)	2,371	$15.34
Options granted	26	32.90
Options exercised	(82)	3.48
Options canceled or expired	(11)	16.03

Outstanding at March 31, 2012 (1)	2,304	$15.96

(1)	Includes options to purchase 0.4 million shares of common stock approved by the Board of Directors on December 20, 2011 subject to shareholder approval of sufficient additional shares under the 2005 Stock Plan.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company recognized stock-based compensation expense on all stock option awards for the three months ended March 31, 2012 and 2011, as follows:

	Three Months Ended March 31,
	2012	2011
Research and development	$205	$14
General and administrative	394	38

	$599	$52

7.	Basic and Diluted Net Loss per Common Share

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2012	2011(1)
Numerator:
Net loss	$(7,353)	$(5,445)
Denominator
Weighted average common shares
Denominator for basic calculation	20,744	57
Denominator for diluted calculation	20,744	57
Net loss per share:
Basic	$(0.35)	$(95.77)
Diluted	$(0.35)	$(95.77)

(1)	Per share computations for the three months ended March 31, 2011 are based on Private Synageva’s historic common stock balance, which excludes preferred stock.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

The Company’s potential dilutive securities which include convertible debt, convertible preferred stock, stock options, and warrants have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share are the same.The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Options to purchase common stock	2,304	1,179
Convertible preferred stock	—	25,997
Convertible preferred stock warrants	—	31

	2,304	27,207

8.	License Agreements and Collaborations

Collaborations

In August 2011, the Company entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (“Mitsubishi Tanabe”) whereby the Company is utilizing its proprietary expression technology for the development of a certain targeted compound. The agreement included an upfront development payment to the Company of $3.0 million, on-going reimbursement or funding of development costs, estimated during the initial development period to be approximately $1.5 million, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development.

Additionally, on March 30, 2012, the Company entered into an arrangement with Mitsubishi Tanabe to develop a second protein therapeutic. The agreement includes an upfront development payment to the Company of $9.0 million and on-going reimbursement or funding of development costs, estimated during the initial development period to be approximately $0.8 million, as well as the potential for an additional payment of $3.0 million due upon the successful completion of the initial development.

Under both agreements, Mitsubishi Tanabe has an option to obtain an exclusive royalty-bearing license, with the right to grant sublicenses, to further develop and commercialize the licensed compound (the “Option”). Additionally, upon exercise of the Option, the parties intend to negotiate a follow-on collaboration and license agreement that may include potential future development and commercial sales based milestone payments, and potential royalty payments. The Company determined that the Option is substantive as the decision to exercise is in the control of Mitsubishi Tanabe and is not essential to the functionality of the other deliverables in either agreement. Therefore, the Option was not considered to be a deliverable at the inception of either collaboration agreement. The Option terminates sixty days from date the Joint Steering Committee (“JSC”) determines whether the initial development was successful.

The Company evaluated the collaboration agreements in accordance Accounting Standard Codification 605-25 and Accounting Standard Update 2009-13 in order to determine whether the deliverables at the inception of the agreement: (i) the upfront license payment, (ii) research services during the development period, and (iii) JSC participation should be accounted for as a single unit or multiple units of accounting. The Company concluded that the upfront license payment does not have standalone value to Mitsubishi Tanabe because (i) Mitsubishi Tanabe does not have the ability to transfer or sublicense and (ii) the activities to be conducted during the development period are highly dependent on the Company’s unique knowledge and understanding of its proprietary technology which is critical to optimizing the compounds. The Company determined that the JSC is a deliverable through the development period. In both agreements, the Company concluded that the elements of the arrangement represent a single unit of account.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

Revenue recognized under the first Mitsubishi Tanabe development program totaled $0.8 million for the three months ended March 31, 2012. Revenue is recognized using the proportional performance method. As of March 31, 2012, our deferred revenue balance includes $2.2 million and $9.0 million related to the first and second development programs, respectively. As of March 31, 2012, the upfront development payment of $9.0 million is also included in the consolidated balance sheet as accounts receivable.

9.	Commitments and Contingencies

The Company accrues estimated liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. Synageva expenses legal fees, IP-related and patent costs as they are incurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Many of these statements can be identified by the use of words such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2012. You should carefully consider that information before you make an investment decision.

We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10- Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Synageva BioPharma Corp. (together with its subsidiaries, “we”, “our” or “us”) is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical needs. Our management team is experienced in the development and commercialization of drugs for diseases with small patient populations, including clinical and translational research, working with payors to establish reimbursement, and designing and building commercial organizations to reach highly specialized physicians to facilitate patient identification. We have several protein therapeutics in development, including two enzyme replacement therapies for lysosomal storage disorders and two programs for life-threatening genetic conditions for which there are currently no approved treatments. Our lead program, SBC-102, is a recombinant human lysosomal acid lipase (“LAL”) currently under clinical investigation in the U.S. and EU for the treatment of patients with LAL Deficiency, which is a rare, devastating disease that causes significant morbidity and mortality. SBC-102 has been granted Orphan Drug Designations by the FDA and the EMA and a Fast Track Designation by the FDA. We have not yet received approval to market this product and we are not currently commercializing any other products.

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

Revenue

We do not expect to generate any revenue from the direct sale of products currently in development for several years, if ever. With our acquisition of Trimeris, we now receive royalties from the sale of FUZEON by F. Hoffman-La Roche Ltd. (“Roche”). A significant portion of our revenues and/or cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON, up-front license payments and funded research and development that we may receive under existing or new collaboration agreements, if any. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

We have entered into collaboration agreements with Mitsubishi Tanabe Pharma Corporation (“Mitsubishi Tanabe”) whereby we are utilizing our proprietary expression technology in two development programs, in exchange for upfront license payments, funded development, and the potential for an additional payment upon the successful completion of the development programs. Under the first program, which was entered into in August 2011, we received an upfront license payment of $3.0 million, on-going funding of development costs, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development. Additionally, we entered into a second arrangement in March 30, 2012, where we received an upfront license payment of $9.0 million, on-going funding of development costs, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development. Both agreements include the option to negotiate a follow-on collaboration and license agreement, that may include future development and commercial sales based milestone payments, and potential royalty payments.

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

General and Administrative

General and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in executive, finance, accounting, pre-commercial, business development, legal, information technology, corporate communications and human resource functions. We also expense patent costs and expenses associated with maintaining our intellectual property as incurred. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, accounting and pre-commercial services.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues

Total revenues increased by approximately $2.3 million, to $2.4 million, for the three months ended March 31, 2012, as compared to $0.1 million for the comparable period of the prior year. The increase in revenues was primarily the result of incremental revenue associated with FUZEON royalty revenue, following the completion of the Reverse Merger with Trimeris described in Note 2, Summary of Significant Accounting Policies, to our accompanying Financial Statements, and higher collaboration revenues. Royalty revenues of $1.4 million relate to the royalty payment earned from Roche, based on total worldwide net sales of FUZEON. Collaboration and license revenue totaled approximately $0.9 million for the three months ended March 31, 2012 and primarily relates to revenue recognized from the initial development program with Mitsubishi Tanabe. We did not have any royalty or collaboration revenue in the comparable period of the prior year. Other revenues relate to a National Institutes of Health grant and totaled approximately $0.1 million for the three months ended March 31, 2012 and 2011.

Although we expect FUZEON royalty revenues to decrease from year to year, we expect our royalty revenues to increase over the course of fiscal 2012, when compared to the prior year, due to the inclusion of a full year of FUZEON royalty revenue in our results of operations for 2012. Additionally, we expect to recognize increased collaboration revenues in fiscal 2012 as a result of our development arrangements with Mitsubishi Tanabe. As of March 31, 2012, our deferred revenue balance relates to the upfront development payments under both of the Mitsubishi Tanabe collaboration agreements, totaling $11.2 million. We expect to recognize both the upfront development payments, which are included in deferred revenue, and the funded development payments related to both arrangements over the next two fiscal years, in proportion to our performance under the arrangements.

Research and Development Expenses

Research and development expenses are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$2,264	$1,279	$985	77%
Clinical trials and manufacturing	2,316	1,736	580	33%
Other development related external services	797	707	90	13%
Facilities related	564	467	97	21%
Amortization expense—developed technology	686	—	686	*
Non-cash stock-based compensation	205	14	191	1364%

Total research and development expense	$6,832	$4,203	$2,629	63%

*	Not meaningful

Research and development expense increased by approximately $2.6 million, or 63%, to $6.8 million for the three months ended March 31, 2012 as compared to $4.2 million for the three months ended March 31, 2011. The increase is primarily attributable to increased spending related to our lead program SBC-102 and includes higher compensation expense from hiring additional staff to move the SBC-102 program forward and increased clinical trial costs and manufacturing fees associated with on-going SBC-102 development. Additionally, in the first quarter of fiscal 2012, research and development expense includes $0.7 million of incremental amortization related to the developed technology acquired in the Reverse Merger with Trimeris in November of 2011. We expect research and development expense to continue to increase as development for SBC-102 and our other programs continue.

General and Administrative Expenses

General and administrative expense increased by approximately $1.6 million to $2.9 million for the three months ended March 31, 2012 as compared to $1.3 million for the comparable period of the prior year. The increase was primarily due to higher compensation-related expenses of $1.0 million, including increased stock-based compensation expense of $0.4 million, resulting from hiring additional staff to support increased public company requirements and pre-commercial preparations. External service costs also contributed $0.5 million to the period-over-period increase in expense and were primarily related to increased accounting and legal fees.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through the placement of our equity and debt securities and debt financings, and, to a lesser extent, license and royalty fees, contingent cash payments and research and development funding from collaborators, government grants and licensors. In November 2011, we acquired $50.7 million in cash as a result of the Reverse Merger with Trimeris. On January 10, 2012, we announced the closing of a $90.0 million underwritten public offering of approximately 3.6 million shares of our common stock at a price of $25.18. We received net proceeds of approximately $84.6 million from this offering, which we intend to use for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, preclinical and clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to our current technologies or business focus and investments.

As of March 31, 2012, our principal sources of liquidity consisted of cash and cash equivalents of approximately $138.9 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds.

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

Net cash used in operating activities was $6.0 million and $4.3 million for the three months ended March 31, 2012 and 2011, respectively. Net cash used in operating activities for the three months ended March 31, 2012 was primarily the result of a net loss of $7.4 million, the drivers of which are discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the first quarter of fiscal 2012.

Non-cash items partially offsetting net loss include depreciation of fixed assets of $0.1 million, amortization of developed technology of $0.7 million and stock-based compensation of $0.6 million. Changes in operating assets and liabilities resulted in a net use of cash of $0.1 million, which was primarily the result of a decrease in deferred revenue and accounts payable and accrued expenses of $0.6 million and $0.3 million from December 31, 2011, respectively. Sources of cash from changes in operating assets and liabilities included a net decrease of $0.4 million in accounts receivable and a net decrease of $0.4 million in prepaid expenses and other current assets. The decrease in deferred revenue in the period was primarily the result of revenue being recognized on the initial upfront license fee of $3.0 million from the initial Mitsubishi Tanabe development program.

Net cash used in operating activities for the three months ended March 31, 2011 was primarily the result of a net loss of $5.5 million. Non-cash items impacting net loss included depreciation and amortization of $0.1 million, stock-based compensation expense of $0.1 million and less than $0.1 million of non-cash expense associated with the revaluation of preferred stock warrants. Changes in certain operating assets and liabilities affected operating cash during the first quarter of fiscal 2011, included a net decrease of $0.8 million in accounts receivable, prepaid expense and other current assets due to the receipt of receivables associated with grant funds earned in 2010 and increased accounts payable and accrued expenses balances of $0.2 million.

We expect to continue to use cash in operations as we continue to seek to advance our orphan drug programs through clinical development and preclinical testing. In addition, in the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives.

Cash used in investing activities totaled $0.2 million and $0.1 million in the three months ended March 31, 2012 and 2011, respectively, and related to cash paid for capital expenditures.

Financing activities provided cash of approximately $84.9 million for the three months ended March 31, 2012, primarily resulting from net cash received in the secondary offering of $84.6 million and proceeds from the exercise of stock options of $0.3 million.

In the comparable period of the prior year, financing activities provided $12.5 million of cash from the issuance of convertible notes. In conjunction with the Reverse Merger, these notes were converted to common stock, and are no longer outstanding.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2012, we had an accumulated deficit of approximately $123.2 million. Our cash and cash equivalent balance at March 31, 2012 totaled $138.9 million, as discussed above. We expect to use our existing cash and cash equivalents balances to continue our research and development programs and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for SBC-102 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations for at least the next twelve months.

Our ability to finance our operations into the future and to generate revenues will depend heavily on our ability to obtain favorable results in the ongoing clinical trials of SBC-102 and to successfully develop and commercialize SBC-102. We expect that our significant sources of cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON and additional collaboration revenues, if any. Net sales of FUZEON by Roche have decreased in each of the last three years and are expected to continue to decline.

We may not be able to successfully enter into any new corporate collaborations and the timing, amount, and likelihood of us receiving additional payments under our current collaborations is highly uncertain. As a result, we cannot assure that we will attain any further funding from collaborations or licensing arrangements.

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

Contractual Obligations and Requirements

As of March 31, 2012, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, and to a lesser extent, minimum contractual payments on licensed technology. There were no additional commitments for capital purchases or other expenditures at March 31, 2012.

There have been no significant changes to our contractual obligations and requirements during the three months ended March 31, 2012, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

In preparing our Financial Statements in accordance with accounting principles generally accepted in the U.S. and pursuant to the rules and regulations promulgated by the SEC, we make assumptions, judgments and estimates that can have a significant impact on our net income/loss and affect the reported amounts of certain assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We also discuss our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

We believe that the assumptions, judgments and estimates involved in the revenue recognition, research and development expense, amortization of intangible assets, and income taxes have the greatest impact on our Financial Statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2012 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

Item 4. Controls and Procedures

(a) Controls and Procedures

An evaluation was carried out, under the supervision, and with the participation, of our management, including our Chief Executive Officer and our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during our most recently completed quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 16, 2012, we instituted proceedings in the UK Patents Court with respect to an issued patent that relates generally to the use of LAL and may therefore be relevant to SBC-102. In the proceeding, we are seeking that the court declare the patent invalid, or that the current and anticipated activities related to our development and commercialization of SBC-102 do not infringe the patent. While we believe that the patent is invalid due to the substantial body of prior art, we are unable to predict the outcome of this proceeding.

Item 1A.	Risk Factors.

As of March 31, 2012, there have not been any material changes from the risk factors previously disclosed in Part 1, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

Item 5.	Other Information.

None.

Item 6. Exhibits.

10.1	Biopharmaceutical Services Agreement between Synageva BioPharma Corp. and Cytovance Biologics, Inc., effective February 28, 2012†

10.2	Amendment to the Biopharmaceutical Services Agreement between Synageva BioPharma Corp. and Cytovance Biologics, Inc., effective April 27, 2012

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synageva BioPharma Corp.

Date: May 9, 2012	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.1	Biopharmaceutical Services Agreement between Synageva BioPharma Corp. and Cytovance Biologics, Inc., effective February 28, 2012†

10.2	Amendment to the Biopharmaceutical Services Agreement between Synageva BioPharma Corp. and Cytovance Biologics, Inc., effective April 27, 2012

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.