Form 10-Q
period 2012-06-30
SYNAGEVA BIOPHARMA CORP
filed 2012-08-03
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2012 was 24,200,749.

SYNAGEVA BIOPHARMA CORP.

2

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$138,859	$60,232
Accounts receivable	1,602	2,211
Taxes receivable	—	1,240
Prepaid expenses and other current assets	1,970	968

Total current assets	142,431	64,651
Property and equipment, net	1,720	1,256
Developed technology, net	7,435	8,796
Goodwill	8,535	8,535
Other assets	43	60

Total assets	$160,164	$83,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$491	$1,507
Accrued expenses	6,092	5,003
Deferred revenue, short term	10,483	1,749

Total current liabilities	17,066	8,259
Deferred revenue, long term	60	991

Total liabilities	$17,126	$9,250

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at June 30, 2012 and December 31, 2011; 21,374 and 17,582 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	21	18
Additional paid-in capital	276,441	189,874
Accumulated other comprehensive loss	(8)	(4)
Accumulated deficit	(133,416)	(115,840)

Total stockholders’ equity	143,038	74,048

Total liabilities and stockholders’ equity	$160,164	$83,298

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Royalty revenue	$1,447	$—	$2,896	$—
Collaboration and license revenue	802	105	1,694	105
Other revenue	—	134	56	196

Total revenue	2,249	239	4,646	301

Operating expenses
Research and development	8,588	3,619	15,420	7,821
General and administrative	3,887	2,007	6,807	3,279

Total operating expenses	12,475	5,626	22,227	11,100

Loss from operations	(10,226)	(5,387)	(17,581)	(10,799)

Other expense, net	—	(165)	—	(199)
Interest income (expense), net	3	(8)	5	(7)

Net loss	$(10,223)	$(5,560)	$(17,576)	$(11,005)

Basic and diluted net loss per share	$(0.48)	$(75.14)	$(0.84)	$(142.92)

Weighted average shares used in basic and diluted per share computations	21,284	74	21,048	77

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(10,223)	$(5,560)	$(17,576)	$(11,005)
Other comprehensive loss:
Foreign currency translation adjustments	(4)	(1)	(4)	(1)

Total other comprehensive loss	(4)	(1)	(4)	(1)

Comprehensive loss	$(10,227)	$(5,561)	$(17,580)	$(11,006)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net Loss	$(17,576)	$(11,005)
Adjustments:
Depreciation and amortization	1,636	217
Stock compensation expense	1,512	156
Revaluation of preferred stock warrants	—	199
Loss on disposal of property and equipment	32	—
Amortization of debt issuance costs	—	8
Changes in assets and liabilities:
Accounts receivable	609	—
Taxes receivable, prepaid expenses, other current assets and other assets	255	456
Accounts payable	(1,016)	(9)
Accrued expenses and other liabilities	1,089	795
Deferred revenue	7,803	15

Net cash used in operating activities	(5,656)	(9,168)

Cash flows from investing activities
Capital expenditures	(771)	(214)

Net cash used in investing activities	(771)	(214)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	84,600	—
Proceeds from issuance of convertible notes	—	12,500
Payments of debt issuance costs	—	(34)
Proceeds from exercise of stock options	459	106

Net cash provided by financing activities	85,059	12,572

Effect of exchange rate on cash	(5)	(1)

Net increase in cash and equivalents	78,627	3,189
Cash and equivalents at the beginning of period	60,232	14,715

Cash and equivalents at the end of period	$138,859	$17,904

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (“Synageva” or the “Company”) is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical need. Synageva has several protein therapeutics in its pipeline, including two enzyme replacement therapies for lysosomal storage disorders and additional programs for other serious genetic conditions for which there are currently no approved treatments. Its lead program, SBC-102, is a recombinant human lysosomal acid lipase (“LAL”) currently under clinical investigation in North America and the European Union (“EU”) for the treatment of patients with early onset and late onset LAL Deficiency, which is a rare, devastating disease that causes significant morbidity and mortality. SBC-102 has been granted orphan drug designations by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency, and the Swiss health authority, Swissmedic. Additionally, SBC-102 received fast track designation by the FDA. Synageva has not yet received approval to market this product and is not currently commercializing any other products.

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

The Company has incurred losses since inception and at June 30, 2012, had an accumulated deficit of $133.4 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and pre-commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new license agreements. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third-party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

Through June 30, 2012, the Company has funded its operations primarily from proceeds of the sale of stock, issuance of convertible notes and proceeds from government grants and collaboration agreements. On November 2, 2011, the Company completed a merger transaction (the “Reverse Merger”) with Trimeris, Inc., a Delaware Corporation (“Trimeris”) (see Note 2, Reverse Merger), which was accounted for as a business combination, through which it assumed certain assets and liabilities of the acquired entity, including $50.1 million in cash and cash equivalents and a royalty stream related to FUZEON, a product sold by F. Hoffman-La Roche Ltd. (“Roche”), which will serve as further funding for the Company’s operations going forward.

On January 10, 2012, the Company announced the closing of a $90.0 million underwritten public offering of approximately 3.6 million shares of common stock at a price of $25.18. The Company received net proceeds of approximately $84.6 million from this offering. In addition, on July 13, 2012, the Company announced the closing of a $115.0 million underwritten public offering of approximately 2.8 million shares of common stock at a price of $41.20. The Company received net proceeds of approximately $108.1 million from this offering. The Company intends to use the proceeds from these offerings for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, preclinical and clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to our current technologies and business focus and investments. The Company expects that it will have sufficient cash and cash equivalents to sustain operations for at least the next twelve months.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The Financial Statements should therefore be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K and 10-K/A filed with the SEC on March 22, 2012 and April 24, 2012, respectively.

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying disclosures.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

Reverse Merger

On November 2, 2011, Trimeris closed the Reverse Merger with Synageva BioPharma Corp., a privately held Delaware corporation (“Private Synageva”), pursuant to an Agreement and Plan of Merger and Reorganization, dated as of June 13, 2011 (the “Merger Agreement”), by and among Trimeris, Private Synageva and Tesla Merger Sub, Inc., a wholly owned subsidiary of Trimeris (“Merger Sub”). Pursuant to the Merger Agreement, Private Synageva became a wholly owned subsidiary of Trimeris through a merger of Merger Sub with and into Private Synageva, and the former stockholders of Private Synageva received shares of Trimeris that constituted a majority of the outstanding shares of Trimeris. In connection with the Reverse Merger, Trimeris changed its name to Synageva BioPharma Corp.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2012, as compared to the significant accounting policies disclosed in the Company’s financial statements included in the Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011.

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

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or results of our operations.

Principles of Consolidation

Synageva’s Financial Statements include the accounts of Synageva and its wholly owned subsidiaries, Abbey BioPharma Corp., a Delaware corporation, and Synageva BioPharma Limited, an entity incorporated in the UK, which commenced operations in 1996 and May 2011, respectively. All intercompany accounts and transactions have been eliminated in consolidation.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents – money market fund	$129,064	$129,064	$—	$—

	December 31, 2011	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents – money market fund	$59,860	$59,860	$—	$—

The change in the valuation of preferred stock warrants for the six months ended June 30, 2011 is summarized below.

Six Months Ended June 30,
2011
Fair value, beginning of year	$12
Change in fair value	199

Fair value, end of period	$211

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

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

4.	Supplemental Balance Sheet Information

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Accrued compensation, benefits and withholdings	$2,881	$3,113
Clinical, manufacturing and scientific costs	2,426	819
Professional fees	417	619
Other	368	452

	$6,092	$5,003

5.	Convertible Notes and Convertible Preferred Stock

Convertible Preferred Stock

As of December 31, 2010, of the 28,000 authorized shares of preferred stock, approximately 246 shares were designated as Series A-2 convertible preferred stock (“Series A-2 preferred stock”), approximately 4,169 shares were designated as Series B-2 convertible preferred stock (“Series B-2 preferred stock”), approximately 3,659 shares were designated as Series C-2 convertible preferred stock (“Series C-2 preferred stock”), and 18,000 shares were designated as Series D-2 preferred stock. As part of the Reverse Merger on November 2, 2011, these shares were exchanged for common stock of the combined entity, Synageva BioPharma Corp., as described in Note 2, “Reverse Merger,” at a ratio of approximately 0.413 shares of common stock for every share of previously issued preferred stock.

2011 Convertible Notes

In March 2011, the Company issued convertible notes (the “2011 Convertible Notes”) for proceeds of $12.5 million as the first tranche of a potential $25 million convertible note offering. The 2011 Convertible Notes were convertible into shares of Series D-2 preferred stock at the conversion price then applicable to the Series D-2 preferred stock or into a future series of preferred stock at its then applicable conversion price issued in conjunction with the next Qualified Offering (as defined in the 2011 Notes purchase agreement), at the election of the holders. The 2011 Convertible Notes had no stated interest rate. On November 2, 2011 as part of the completion of the Reverse Merger, the 2011 Convertible Notes were converted into Series D-2 preferred stock, prior to the conversion of all Private Synageva preferred and common shares outstanding into shares of the combined entity.

As of June 30, 2012 and December 31, 2011, the Company did not have any convertible notes or convertible preferred stock outstanding.

6.	Share Based Payments

The Company’s stock-based compensation plans include the 1996 Stock Option Plan and the 2005 Stock Plan, as well as options outstanding under Trimeris, Inc.’s 1993 Plan and 2007 Stock Incentive Plan. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term, and the exercise price.

At the Company’s annual meeting of stockholders held June 27, 2012, stockholders approved amendments to the 2005 Stock Plan to increase the number of shares of common stock available for issuance by 1.5 million shares, increasing the maximum number of shares that may be issued under the 2005 Stock Plan to approximately 3.0 million shares. Shares subject to outstanding awards under the 2005 Stock Plan total 2.4 million as of June 30, 2012.

In addition, at the Company’s annual meeting of stockholders held June 27, 2012, stockholders approved the 2012 Employee Stock Purchase Plan, which is allows eligible employees to use payroll deductions to purchase shares of the Company’s common stock at a discount. The plan is considered a compensatory employee stock purchase plan, and will result in incremental stock-based compensation expense in future periods. The first option period is expected to begin August 1, 2012 and conclude on December 31, 2012. Thereafter, options periods under the plan will generally run from January 1 to June 30 and July 1 to December 31 of each year.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The fair value of each stock option grant was estimated on the date of grant. The expected life assumption is based on an analysis of reported data for a peer group of companies, the limited exercise historical experience at the Company, management’s expectations based on the length of time that an employee will stay at the Company, the vesting period of four years and the contractual term of ten years.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

Volatility has been determined based on an analysis of reported data for a peer group of companies that granted options with substantially similar terms. The risk-free interest rate is based on the rate of U.S. Treasury zero coupon rate with a remaining term approximating the expected term used as the input to the Black-Scholes option pricing model. Our Black-Scholes assumptions for options granted in the first half of fiscal 2012 were consistent with those disclosed in Note 9, Share Based Payments, of the Company’s financial statements included in the Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011.

A summary of stock option activity under all equity plans for the three and six months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,371	$15.34
Options granted	26	32.90
Options exercised	(82)	3.48
Options canceled or expired	(11)	16.03

Outstanding at March 31, 2012	2,304	$15.96
Options granted	616	40.74
Options exercised	(136)	1.27
Options canceled or expired	(34)	112.92

Outstanding at June 30, 2012	2,750	$21.03

The Company recognized stock-based compensation expense on all stock option awards for the three and six months ended June 30, 2012 and 2011, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development	$226	$45	$431	$59
General and administrative	687	59	1,081	97

	$913	$104	$1,512	$156

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)

Numerator:
Net loss	$(10,223)	$(5,560)	$(17,576)	$(11,005)
Denominator
Weighted average common shares
Denominator for basic calculation	21,284	74	21,048	77
Denominator for diluted calculation	21,284	74	21,048	77
Net loss per share:
Basic	$(0.48)	$(75.14)	$(0.84)	$(142.92)
Diluted	$(0.48)	(75.14)	$(0.84)	$(142.92)

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

(1)	Per share computations for the three and six months ended June 30, 2011 are based on Private Synageva’s historic common stock, which excludes preferred stock.

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

	June 30,
	2012	2011
Options to purchase common stock	2,750	1,426
Convertible preferred stock	—	25,997
Convertible preferred stock warrants	—	31

	2,750	27,454

8.	License Agreements and Collaborations

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

Additionally, in March 2012, the Company entered into an arrangement with Mitsubishi Tanabe to develop a second protein therapeutic. The agreement included an upfront license payment to the Company of $9.0 million and on-going reimbursement or funding of development costs, estimated during the initial development period to be approximately $0.8 million, as well as the potential for an additional payment of $3.0 million due upon successful completion of the initial development stage of the second program.

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

The Company evaluated the collaboration agreements in order to determine whether the deliverables at the inception of the agreements: (i) the upfront license payments, (ii) research services during the development periods, and (iii) JSC participation should be accounted for as a single unit or multiple units of accounting. The Company concluded that the upfront license payments do not have standalone value to Mitsubishi Tanabe because (i) Mitsubishi Tanabe does not have the ability to transfer or sublicense and (ii) the activities to be conducted during the development period are highly dependent on the Company’s unique knowledge and understanding of its proprietary technology which is critical to optimizing the compounds. The Company determined that the JSC is a deliverable through the development period. In both agreements, the Company concluded that there are two units of accounting which are being delivered over the same performance period.

Revenue recognized under the first and second Mitsubishi Tanabe development programs totaled $0.4 million and $0.4 million for the three months ended June 30, 2012, respectively, and $1.2 million and $0.4 million for the six months ended June 30, 2012, respectively. Revenue is recognized using the proportional performance method. As of June 30, 2012, our deferred revenue balance includes $1.9 million and $8.6 million related to the first and second development programs, respectively.

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

10.	Subsequent events

Underwritten Public Offering

The Company closed an underwritten public offering of its common stock on July 13, 2012, issuing approximately 2.8 million shares of common stock at a price of $41.20, for gross proceeds of $115.0 million and net proceeds of approximately $108.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Many of these statements can be identified by the use of words such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

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

Overview

Synageva BioPharma Corp. (together with its subsidiaries, “we”, “our” or “us”) is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical needs. Our management team is experienced in the development and commercialization of drugs for diseases with small patient populations, including clinical and translational research, working with payors to establish reimbursement, and designing and building commercial organizations to reach highly specialized physicians to facilitate patient identification. We have several protein therapeutics in our pipeline, including two enzyme replacement therapies for lysosomal storage disorders and two programs for life-threatening genetic conditions for which there are currently no approved treatments. Our lead program, SBC-102, is a recombinant human lysosomal acid lipase (“LAL”) currently under clinical investigation in North America and the EU for the treatment of patients with early and late onset LAL Deficiency, which is a rare, devastating genetic disease that causes significant morbidity and mortality. SBC-102 has been granted orphan drug designations by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency, and the Swiss health authority, Swissmedic. Additionally, SBC-102 received fast track designation by the FDA. We have not yet received approval to market this product and we are not currently commercializing any other products.

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

Revenue

Royalty Revenue

Royalty revenue relates to amounts earned from the sale of FUZEON by F. Hoffman-La Roche Ltd. (“Roche”). The FUZEON royalty stream was acquired in our merger transaction (“Reverse Merger”) with Trimeris, Inc. (“Trimeris”) in the fourth quarter of fiscal 2011.

Collaboration and License Revenue

Collaboration and license revenue primarily relates to our collaboration agreements with Mitsubishi Tanabe Pharma Corporation (“Mitsubishi Tanabe”) whereby we are utilizing our proprietary expression technology in two development programs, in exchange for upfront license payments, funded development, and the potential for additional payments upon the successful completion of the development programs. Under the first program, which was entered into in August 2011, we received an upfront license payment of $3.0 million, on-going funding of development costs, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development. Additionally, we entered into a second arrangement in March 2012, where we received an upfront license payment of $9.0 million, on-going funding of development costs, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development stage of the second program. Under both agreements, Mitsubishi Tanabe has an option to obtain an exclusive royalty-bearing license, with the right to grant sublicenses, to further develop and commercialize the licensed compound. Upon exercise of the Option, the parties intend to negotiate a follow-on collaboration and license agreement that may include potential future development and commercial sales based milestone payments, and potential royalty payments.

Other Revenue

Other revenues primarily relate to a National Institutes of Health (“NIH”) grant, which was completed in the first quarter of fiscal 2012.

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

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Revenues

The following table presents total revenue for the three months ended June 30, 2012 and 2011, respectively (U.S. dollars in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change

Royalty revenue	$1,447	$—	$1,447	—%
Collaboration and license revenue	802	105	697	663.8
Other revenue	—	134	(134)	(100.0)

Total revenue	$2,249	$239	$2,010	841.5%

Total revenues increased by approximately $2.0 million for the three months ended June 30, 2012, as compared to the comparable period of the prior year. The increase in revenues was primarily the result of FUZEON royalty revenue and higher collaboration revenue.

Royalty revenues of $1.4 million relate to the royalty payment earned from Roche, based on total worldwide net sales of FUZEON. We did not have any royalty revenue from FUZEON until after the Reverse Merger, which occurred in the fourth quarter of fiscal 2011. Collaboration and license revenue for the three months ended June 30, 2012 primarily relates to revenue recognized from development programs with Mitsubishi Tanabe. For the three months ended June 30, 2012, we recognized $0.4 million and $0.4 million related to the first and second Mitsubishi programs, respectively. For the three months ended June 30, 2011, collaboration and license revenue of $0.1 million relates to revenue earned from an arrangement with Morphotek. In the comparable period of the prior year, other revenue includes $0.1 million earned related to a NIH grant.

The following table presents total revenue for the six months ended June 30, 2012 and 2011, respectively (U.S. dollars in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change

Royalty revenue	$2,896	$—	$2,896	—%
Collaboration and license revenue	1,694	105	1,589	1,513.3%
Other revenue	56	196	(140)	(71.4)%

Total revenue	$4,646	$301	$4,345	1,443.5%

Total revenues increased by approximately $4.4 million for the six months ended June 30, 2012, as compared to the comparable period of the prior year. The increase in revenues was primarily the result of FUZEON royalty revenue of $2.9 million and higher collaboration revenue of $1.7 million. Collaboration and license revenue for the six months ended June 30, 2012 primarily relate to revenues recognized from development programs with Mitsubishi Tanabe. For the six months ended June 30, 2012, we recognized $1.2 million and $0.4 million related to the first and second Mitsubishi programs, respectively. For the six months ended June 30, 2011, collaboration and license revenue of $0.1 million relates to revenue earned from an arrangement with Morphotek. Other revenues relate to a National Institutes of Health grant and totaled approximately $0.1 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

While we expect FUZEON royalty revenues to decrease over time, year over year, we expect royalty revenue to increase, due to the inclusion of a full year of FUZEON royalty revenue in our results of operations for 2012. Additionally, we expect to recognize increased collaboration revenues in fiscal 2012 as a result of our development arrangements with Mitsubishi Tanabe. As of June 30, 2012, our deferred revenue balance relates to the upfront development payments under both of the Mitsubishi Tanabe collaboration agreements, totaling $10.5 million. We expect to recognize both the upfront development payments, which are included in deferred revenue, and the funded development payments related to both arrangements over the next year, in proportion to our performance under the arrangements.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 and 2011 are summarized as follows (U.S. dollars in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$2,312	$1,374	$938	68.3%
Clinical trials and manufacturing	3,727	1,033	2,694	260.8
Other development related external services	882	661	221	33.4
Facilities and related	766	506	260	51.4
Amortization expense – developed technology	675	—	675	—
Stock-based compensation expense	226	45	181	402.2

Total research and development expense	$8,588	$3,619	$4,969	137.3%

Research and development expense increased by approximately $5.0 million, or 137.3%, to $8.6 million for the three months ended June 30, 2012 as compared to $3.6 million for the three months ended June 30, 2011. The increase is primarily attributable to increased spending related to our lead program SBC-102 and includes higher compensation expense from hiring additional staff to move the SBC-102 program forward and increased clinical trial costs and manufacturing fees associated with on-going SBC-102 development. Additionally, in the second quarter of fiscal 2012, research and development expense includes $0.7 million of amortization related to the developed technology acquired in the Reverse Merger with Trimeris in November of 2011. We expect research and development expense to continue to increase as development for SBC-102 and our other programs continue.

Research and development expenses for the six months ended June 30, 2012 and 2011 are summarized as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$4,576	$2,653	$1,923	72.5%
Clinical trials and manufacturing	6,043	2,769	3,274	118.2
Other development related external services	1,679	1,368	311	22.7
Facilities and related	1,330	972	358	36.8
Amortization expense – developed technology	1,361	—	1,361	—
Stock-based compensation expense	431	59	372	630.5

Total research and development expense	$15,420	$7,821	$7,599	97.2%

Research and development expense increased by approximately $7.6 million, or 97.2%, to $15.4 million for the six months ended June 30, 2012 as compared to $7.8 million for the six months ended June 30, 2011. The increase is primarily attributable to increased spending related to our lead program SBC-102 and includes higher compensation expense from hiring additional staff to move the SBC-102 program forward and increased clinical trial costs and manufacturing fees associated with on-going SBC-102 development. Additionally, in the first half of fiscal 2012, research and development expense includes $1.4 million of amortization related to the developed technology acquired in the Reverse Merger with Trimeris in November of 2011. We expect research and development expense to continue to increase as development for SBC-102 and our other programs continue.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 and 2011 are summarized as follows (U.S. dollars in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$1,542	$882	$660	74.8%
External services	1,567	1,013	554	54.7
Facilities related and other	91	53	38	71.7
Stock-based compensation expense	687	59	628	1,064.4

Total general and administrative expense	$3,887	$2,007	$1,880	93.7%

General and administrative expense increased by approximately $1.9 million to $3.9 million for the three months ended June 30, 2012 as compared to $2.0 million for the comparable period of the prior year. The increase was primarily due to higher compensation-related expenses of $1.3 million, including increased stock-based compensation expense of $0.6 million, resulting from hiring additional staff to support increased public company requirements and pre-commercial preparations. External service costs also contributed $0.6 million to the period-over-period increase, primarily due to increased patent and pre-commercial related activities, as well as contract procurement costs.

General and administrative expenses for the six months ended June 30, 2012 and 2011 are summarized as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$2,953	$1,604	$1,349	84.1%
External services	2,537	1,451	1,086	74.8
Facilities related and other	236	127	109	85.8
Stock-based compensation expense	1,081	97	984	1,014.4

Total general and administrative expense	$6,807	$3,279	$3,528	107.6%

General and administrative expense increased by approximately $3.5 million to $6.8 million for the six months ended June 30, 2012 as compared to $3.3 million for the comparable period of the prior year. The increase was primarily due to higher compensation-related expenses of $2.3 million, including increased stock-based compensation expense of $1.0 million, resulting from hiring additional staff to support increased public company requirements and pre-commercial preparations. External service costs also contributed $1.1 million to the period-over-period increase in expense and were primarily related to increased accounting, pre-commercial activities and public company expenses, as well as contract procurement costs.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through the placement of our equity and debt securities and debt financings, and, to a lesser extent, license and royalty fees, contingent cash payments and research and development funding from collaborators, government grants and licensors. In November 2011, we acquired $50.1 million in cash as a result of the Reverse Merger with

Trimeris. On January 10, 2012, we announced the closing of a $90.0 million underwritten public offering of approximately 3.6 million shares of our common stock at a price of $25.18. We received net proceeds of approximately $84.6 million from this offering. In addition, on July 13, 2012, we announced the closing of a $115.0 million, second underwritten public offering of approximately 2.8 million shares of common stock at a price of $41.20. We received net proceeds of approximately $108.1 million. We intend to use the net proceeds from these offerings for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, preclinical and clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to our current technologies and business focus and investments.

We do not expect to generate any revenue from the direct sale of products currently in development for several years, if ever. As a result of our acquisition of Trimeris, we now receive royalties from the sale of FUZEON by Roche. A significant portion of our revenues and/or cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON, up-front license payments and funded research and development that we may receive under existing or new collaboration agreements, if any. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

As of June 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of approximately $138.9 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds.

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

Net cash used in operating activities was $5.7 million for the six months ended June 30, 2012 and was primarily the result of a net loss of $17.6 million, which is discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the first half of fiscal 2012.

Non-cash items partially offsetting net loss include depreciation of fixed assets of $0.3 million, amortization of developed technology of $1.4 million and stock-based compensation of $1.5 million. Changes in operating assets and liabilities resulted in a net source of cash of $8.7 million, which was primarily the result of increased deferred revenue and accrued expenses of $7.8 million and $1.1 million from December 31, 2011, respectively. The increase in deferred revenue in the period was primarily the result of the upfront license fees related to the second Mitsubishi Tanabe development program. Other sources of cash included net decreases in accounts receivable of $0.6 million and prepaid expenses and other current assets of $0.3 million. Accounts payable decreased $1.0 million from December 31, 2011, resulting in a use of cash for the six month period ended June 30, 2012.

Net cash used in operating activities was $9.2 million for the six month period ended June 30, 2011 and was primarily the result of a net loss of $11.0 million. In addition, changes in certain operating assets and liabilities affected operating cash during the six month period ended June 30, 2011, including a decrease of $0.5 million in prepaid expense and other current assets due to receipt of grant funds earned in 2010, an increase in accrued expenses of $0.8 million as a result of increased spending and non-cash items of $0.2 million for depreciation and amortization of fixed assets, $0.2 million for stock-based compensation, and $0.2 million due to the revaluation of outstanding preferred stock warrants.

We expect to continue to use cash in operations as we continue to seek to advance our orphan drug programs through clinical development and preclinical testing. In addition, in the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives.

Cash used in investing activities totaled $0.8 million and $0.2 million in the six months ended June 30, 2012 and 2011, respectively, and related to cash paid for capital expenditures.

Financing activities provided cash of approximately $85.1 million for the six months ended June 30, 2012, resulting from net cash received in the secondary offering of $84.6 million and proceeds from the exercise of stock options of $0.5 million.

In the comparable period of the prior year, financing activities provided $12.6 million, primarily as a result of cash from the issuance of convertible notes. In conjunction with the Reverse Merger, these notes were converted to common stock, and are no longer outstanding.

Funding Requirements

We have incurred significant losses since our inception. As of June 30, 2012, we had an accumulated deficit of approximately $133.4 million. Our cash and cash equivalent balance at June 30, 2012 totaled $138.9 million, as discussed above. We expect to use our existing cash and cash equivalents balances to continue our research and development programs and pre-commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for SBC-102 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative and pre-commercial costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations for at least the next twelve months.

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

Contractual Obligations and Requirements

As of June 30, 2012, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, and to a lesser extent, minimum contractual payments on licensed technology. There were no additional contractual commitments for capital purchases or other expenditures at June 30, 2012.

There have been no significant changes to our contractual obligations and requirements during the six months ended June 30, 2012, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2012 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

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

On January 16, 2012, we instituted proceedings in the UK Patents Court with respect to an issued patent that relates generally to the use of LAL and may therefore be relevant to SBC-102. In the proceeding, we are seeking that the court declare the patent invalid, or that the current and anticipated activities related to our development and commercialization of SBC-102 do not infringe the patent. The UK Patents Court has scheduled the trial for May 2013. While we believe that the patent is invalid due to the substantial body of prior art, we are unable to predict the outcome of this proceeding.

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

Our business prospects are largely dependent upon the successful development and commercialization of SBC-102. In February 2011, we initiated Phase I/II clinical trials for SBC-102 to evaluate the safety and tolerability of SBC-102 in adult patients with liver dysfunction due to late onset LAL Deficiency. We began enrolling patients in May 2011 and completed enrollment in November 2011. We also initiated a Phase I/II clinical study in children with growth failure due to early onset LAL Deficiency in February 2011. Before we can commercialize product candidates related to SBC-102 we need to:

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. While results from our 4-week Phase I/II trial and long-term, open-label extension study of SBC-102 in adults with late onset LAL Deficiency were supportive of continued development of SBC-102, we cannot be assured that further trials will ultimately be successful. Results of further clinical trials may be disappointing.

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

SBC-102 is being developed to treat LAL Deficiency, which is very rare. Many potential patients for our product candidates have not been diagnosed with the diseases being targeted by our product candidates. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. We completed enrollment in November 2011 of our first clinical trial with SBC-102. We intend to enroll pediatric subjects into the Phase I/II study for early onset LAL deficiency. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

If our preclinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, and can take many years to complete. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our receipt of regulatory approval for, or the commercialization of, our product candidates, including:

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

We have neither obtained marketing approval, nor commercialized any of our current rare disease product candidates.

We have not obtained marketing approval nor commercialized any of our current rare disease product candidates and do not expect to receive marketing approval or generate revenue from the direct sale of our rare disease products, including SBC-102, for several years, if ever. We have completed a 4-week Phase I/II clinical trial for SBC-102 in adults with late onset LAL Deficiency and continue to treat a portion of these patients as part of an open-label extension study but still have only limited experience in conducting clinical trials for SBC-102. Additionally, we are conducting preclinical studies for various other indications. Our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these diseases. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead rare disease product candidates, or might be significantly delayed in doing so, which will materially harm our business.

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

Although no infringement, misappropriation, or similar claim or action is pending or threatened, we are aware of a patent issued by the European Patent Office, and subsequently validated in Great Britain, France, Germany, Italy and Spain, that relates generally to the use of LAL and may therefore be relevant to SBC-102. This patent is currently under opposition at the European Patent Office; the initial hearing has been scheduled for November 23, 2012. We believe that such patent does not currently affect our freedom to conduct clinical trials for SBC-102. We also believe that the patent is invalid due to a substantial body of prior art. We have recently taken additional proactive steps, including instituting proceedings in the UK Patents Court with respect of the issued patent seeking to declare the patent invalid or that the current anticipated activities related to our development and commercialization of SBC-102 do not infringe the patent, and intend to take further steps to accelerate resolution of this matter, which further steps may include contacting the patentee, bringing additional prior art documents to the attention of the European Patent Office or other actions. The UK Patents Court has scheduled the trial for May 2013. If, however, the patent is maintained in unamended form by the European Patent Office, then we may not be able to commercialize SBC-102 in these countries until the patent expires in these countries or sooner if the patent is otherwise invalidated by the relevant national courts before expiration. In addition, the same patentee has been granted a U.S. patent on the use of LAL to treat atherosclerosis, and has two pending patent applications in the U.S., which have currently been rejected by the U.S. patent office, and one each in Canada and Brazil. We believe that we will not be infringing this issued U.S. patent in commercializing SBC-102 for the indications for which we are seeking approval and that the issued U.S. patent is invalid due to the prior art described above. We further believe that the pending applications will not issue due to the substantial body of prior art and, if they were to issue reciting claims that would encompass our contemplated activities, would be invalid due to the prior art. If, however, these pending applications are granted in a form which covers SBC-102, then our ability to commercialize SBC-102 in these countries before the patent expires in these countries could be adversely affected and/or halted if the patent is not otherwise invalidated by the relevant national courts or otherwise revoked before expiration.

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

In addition, the U.S. Patent and Trademark Office (“USPTO”) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.

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

We derive a significant portion of our income from royalties on sales of FUZEON. If FUZEON sales continue to decline, our business will suffer.

Royalties on sales of FUZEON are currently a significant source of revenue. FUZEON competes with numerous existing therapies for the treatment of HIV. From 2007 through the first quarter of 2012, overall FUZEON sales have declined. Net sales of FUZEON reported by our commercialization partner Roche totaled $112.2 million, $88.4 million and $50.7 million for fiscal 2009, 2010 and 2011, respectively. We cannot predict if or when sales levels for FUZEON will stabilize.

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

Several major pharmaceutical companies have offered to sell their anti-HIV drugs at or below cost to certain countries in Africa and Least Developed Countries (as defined by the United Nations), which could adversely affect the reimbursement climate of, and the prices that may be charged for, HIV medications in the U.S. and the rest of the world. Third-party payors could exert pressure for price reductions in the U.S. and the rest of the world based on these lower costs offered in Africa and Least Developed Countries. This price pressure could limit the price that Roche would be able to charge for FUZEON, thereby adversely affecting our results of operations

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

On November 20, 2007, Novartis Vaccines and Diagnostics, Inc. (“Novartis”) filed a lawsuit against us, Roche and certain of its affiliated entities, alleging infringement of the ‘271 Patent, related to the manufacture, sale and offer for sale of FUZEON. On September 23, 2010, we entered into the Settlement Agreement with Roche and Novartis settling the lawsuit and the lawsuit was dismissed with prejudice from the Eastern District of North Carolina on September 28, 2010. Under the terms of the Settlement Agreement, we, in collaboration with Roche, have the right to continue to sell FUZEON under a license to Novartis’ ‘271 Patent in exchange for the payment of royalties to Novartis on net sales of FUZEON. We will share responsibility for payment of these royalties equally with Roche.

We may pursue rapid expansion of our workforce or diversify our business strategy through mergers, acquisitions, licensing arrangement or other contractual arrangements with third parties which may require substantial resources and substantial amounts of time from members of our senior management.

We may spend substantial resources to hire additional employees or pursue acquisitions of new technologies or businesses that are complementary to our current technologies or business focus through mergers, acquisitions, licensing arrangement or other contractual arrangements with third parties. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations such as retaining key employees of the acquired business, integrating research and development programs, not meeting financial objectives, increased costs, undisclosed liabilities not covered by insurance or terms of acquisition, and diversion of management’s attention and resources in connection with an acquisition. No assurance can be given as to our success in identifying, executing, and integrating acquisitions in the future.

Our success will depend in part on relationships with third parties. Any adverse changes in these relationships could adversely affect our business, financial condition, or results of operations.

Our success will be dependent on our ability to maintain and renew business relationships with third parties and to establish new business relationships. There can be no assurance that our management will be able to maintain such business relationships, or enter into or maintain new business contracts and other business relationships, on acceptable terms, if at all. The failure to maintain important business relationships could have a material adverse effect on our business, financial condition, or results of operations.

Our charter documents and indemnification agreements require us to indemnify our directors and officers to the fullest extent permitted by law, which may obligate us to make substantial payments and to incur significant insurance-related expenses.

Our charter documents require us to indemnify our directors and officers to the fullest extent permitted by law. This could require us, with some legally prescribed exceptions, to indemnify our directors and officers against any and all expenses, judgments, penalties, fines, and amounts reasonably paid in defense or settlement of an action, suit, or proceeding brought against any of them by reason of the fact that he or she is or was our director or officer. In addition, expenses incurred by a director or officer in defending any such action, suit, or proceeding must be paid by us in advance of the final disposition of that action, suit or proceeding if we receive an undertaking by the director or officer to repay us if it is ultimately determined that he or she is not entitled to be indemnified. We have also entered into indemnification agreements with each of our directors and officers. In furtherance of these indemnification obligations, we maintain directors’ and officers’ insurance in the amount of $30,000,000. For future renewals, if we are able to retain coverage, we may be required to pay a higher premium for our directors’ and officers’ insurance than in the past and/or the amount of its insurance coverage may be decreased.

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

On November 2, 2011, we completed the Reverse Merger with Trimeris which resulted in an “ownership change” of Trimeris. Trimeris previously experienced an “ownership change” in 2008. Accordingly, our ability to utilize Trimeris’ NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for us, which could have a material adverse effect on our business, financial condition.

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

Under the Amended and Restated Agreement by and between Roche and Trimeris, effective as of January 1, 2011 (the “Roche License Agreement”), Roche has exclusive control over the flow of information relating to sales of FUZEON that we require to meet our SEC reporting obligations. Roche is required under the Roche License Agreement to provide us with timely and accurate financial data related to sales of FUZEON so that we may meet our reporting requirements under federal securities laws. In the event that Roche fails to provide us with timely and accurate information, we may incur significant liability with respect to the federal securities laws, our disclosure controls and procedures under Sarbanes-Oxley may be inadequate, and we may be forced to restate our financial statements, any of which could adversely affect the market price of our common stock.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including the following factors:

•	announcements of clinical or regulatory developments or technological innovations by us or our competitors,

•	changes in our relationship with our licensors and other strategic partners,

•	our quarterly operating results,

•	declines in sales of FUZEON,

•	developments in patent or other technology ownership rights,

•	public concern regarding the safety of our products,

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stock holders,

•	government regulation of drug pricing, and

•	general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.

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

We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Our business requires significant funding, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

Synageva BioPharma Corp.

Date: August 3, 2012	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2012	By:	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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