Form 10-Q
period 2012-09-30
SYNAGEVA BIOPHARMA CORP
filed 2012-11-06
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2012 was 24,308,844.

SYNAGEVA BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

Item1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$233,407	$60,232
Accounts receivable	2,622	2,211
Taxes receivable	—	1,240
Prepaid expenses and other current assets	1,700	968

Total current assets	237,729	64,651
Property and equipment, net	3,997	1,256
Developed technology, net	6,441	8,796
Goodwill	8,535	8,535
Other assets	68	60

Total assets	$256,770	$83,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,234	$1,507
Accrued expenses	4,827	5,003
Deferred revenue, short term	7,687	1,749

Total current liabilities	13,748	8,259
Deferred revenue, long term	—	991

Total liabilities	$13,748	$9,250

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at September 30, 2012 and December 31, 2011; 24,290 and 17,582 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	24	18
Additional paid-in capital	386,603	189,874
Accumulated other comprehensive loss	(7)	(4)
Accumulated deficit	(143,598)	(115,840)

Total stockholders’ equity	243,022	74,048

Total liabilities and stockholders’ equity	$256,770	$83,298

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Royalty revenue	$2,132	$—	$5,028	$—
Collaboration and license revenue	3,296	88	4,990	193
Other revenue	—	96	56	292

Total revenue	5,428	184	10,074	485
Operating expenses
Research and development	11,373	4,376	26,793	12,197
General and administrative	4,244	2,627	11,051	5,906

Total operating expenses	15,617	7,003	37,844	18,103

Loss from operations	(10,189)	(6,819)	(27,770)	(17,618)
Other income (expense), net	—	16	—	(183)
Interest income (expense), net	7	(20)	12	(27)

Net loss	$(10,182)	$(6,823)	$(27,758)	$(17,828)

Basic and diluted net loss per share	$(0.43)	$(92.21)	$(1.26)	$(143.77)

Weighted average shares used in basic and diluted per share computations	23,825	74	21,984	124

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(10,182)	$(6,823)	$(27,758)	$(17,828)
Other comprehensive loss:
Foreign currency translation adjustments	1	0	(3)	(1)

Total other comprehensive loss	1	0	(3)	(1)

Comprehensive loss	$(10,181)	$(6,823)	$(27,761)	$(17,829)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net Loss	$(27,758)	$(17,828)
Adjustments:
Depreciation and amortization	2,781	368
Stock compensation expense	3,067	292
Acquired in-process research and development	344	—
Revaluation of preferred stock warrants	—	183
Loss on disposal of property and equipment	32	—
Amortization of debt issuance costs	—	29
Changes in assets and liabilities:
Accounts receivable	(411)	770
Taxes receivable, prepaid expenses, other current assets and other assets	501	(161)
Accounts payable	(273)	524
Accrued expenses and other liabilities	(655)	1,077
Deferred revenue	4,947	2,927

Net cash used in operating activities	(17,425)	(11,819)

Cash flows from investing activities
Capital expenditures	(2,670)	(527)
Purchase of in-process research and development and other assets	(394)	—

Net cash used in investing activities	(3,064)	(527)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	192,736	—
Proceeds from issuance of convertible notes	—	12,500
Payments of debt issuance costs	—	(34)
Proceeds from exercise of stock options	933	106

Net cash provided by financing activities	193,669	12,572

Effect of exchange rate on cash	(5)	(1)

Net increase in cash and equivalents	173,175	225
Cash and equivalents at the beginning of period	60,232	14,715

Cash and equivalents at the end of period	$233,407	$14,940

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise disclosed)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (“Synageva” or the “Company”) is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical need. Synageva has several protein therapeutics in its pipeline, including two enzyme replacement therapies for lysosomal storage disorders and additional programs for other serious genetic conditions for which there are currently no approved treatments. Its lead program, SBC-102, is a recombinant human lysosomal acid lipase (“LAL”) currently under clinical investigation in North America and the European Union (“EU”) for the treatment of patients with early onset and late onset LAL Deficiency, which is a rare, devastating disease that causes significant morbidity and mortality. Synageva currently evaluates SBC-102 in global clinical trials and SBC-102 has been granted orphan designations by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency, and the Japanese Ministry of Health, Labour and Welfare. Additionally, SBC-102 received “fast track” designation by the FDA. Synageva has not yet received approval to market this product and is not currently commercializing any other products.

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

The Company has incurred losses since inception and at September 30, 2012, had an accumulated deficit of $143.6 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and pre-commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new collaboration or license agreements. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third-party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

Through September 30, 2012, the Company has funded its operations primarily from proceeds of the sale of stock, issuance of convertible notes, royalty proceeds and proceeds from government grants and collaboration agreements. On November 2, 2011, the Company completed a merger transaction (the “Reverse Merger”) with Trimeris, Inc., a Delaware Corporation (“Trimeris”) (see Note 2, Reverse Merger), which was accounted for as a business combination, through which it assumed certain assets and liabilities of the acquired entity, including $50.1 million in cash and cash equivalents and a royalty stream related to FUZEON, a product sold by F. Hoffman-La Roche Ltd. (“Roche”), which serves as further funding for the Company’s operations.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The Financial Statements should therefore be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 24, 2012.

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

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

Asset Acquisition

In the third quarter of fiscal 2012, the Company purchased certain assets, including IP rights and property, plant and equipment, for $0.4 million. The purchase has been accounted for as an asset acquisition, and approximately $0.3 million of the purchase price was allocated to the acquired in-process research and development, which was expensed in the quarter.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2012, as compared to the significant accounting policies disclosed in the Company’s financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2011.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The adoption of this guidance in the first quarter 2012 did not have a material effect on our financial statements.

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

In December 2011, the FASB issued Accounting Standard Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1,

2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Although we are still evaluating the impact of this standard, we do not expect its adoption to have a material impact on our financial position or results of our operations ..

Principles of Consolidation

Synageva’s Financial Statements include the accounts of Synageva and its wholly owned subsidiaries, Abbey BioPharma Corp., a Delaware corporation, and Synageva BioPharma Limited, an entity incorporated in the United Kingdom, which commenced operations in 1996 and May 2011, respectively. All intercompany accounts and transactions have been eliminated in consolidation.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents – money market fund	$230,069	$230,069	$—	$—

	December 31, 2011	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents – money market fund	$59,860	$59,860	$—	$—

The change in the valuation of preferred stock warrants for the nine months ended September 30, 2011 is summarized below.

Nine Months Ended September 30,
2011
Fair value, beginning of year	$12
Change in fair value	183

Fair value, end of period	$195

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

4.	Supplemental Balance Sheet Information

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011
Accrued compensation, benefits and withholdings	$2,312	$3,113
Clinical, manufacturing and scientific costs	1,229	819
Professional fees	399	619
Other	887	452

	$4,827	$5,003

5.	Convertible Notes and Convertible Preferred Stock

Convertible Preferred Stock

As of December 31, 2010, of the 28,000 authorized shares of preferred stock, approximately 246 shares were designated as Series A-2 convertible preferred stock (“Series A-2 preferred stock”), approximately 4,169 shares were designated as Series B-2 convertible preferred stock (“Series B-2 preferred stock”), approximately 3,659 shares were designated as Series C-2 convertible preferred stock (“Series C-2 preferred stock”), and 18,000 shares were designated as Series D-2 preferred stock. As part of the Reverse Merger, these shares were exchanged for common stock of the combined entity, Synageva BioPharma Corp., as described in Note 2, “Reverse Merger,” at a ratio of approximately 0.413 shares of common stock for every share of previously issued preferred stock.

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

As of September 30, 2012 and December 31, 2011, the Company did not have any convertible notes or convertible preferred stock outstanding.

6.	Share Based Payments

The Company’s stock-based compensation plans include the 1996 Stock Option Plan and the 2005 Stock Plan, as well as options outstanding under Trimeris, Inc.’s 1993 Plan and 2007 Stock Incentive Plan. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term, and the exercise price.

At the Company’s annual meeting of stockholders held June 27, 2012, stockholders approved amendments to the 2005 Stock Plan to increase the number of shares of common stock available for issuance by 1.5 million shares, increasing the maximum number of shares that may be issued under the 2005 Stock Plan to approximately 3.0 million shares. Shares subject to outstanding awards under the 2005 Stock Plan totaled 2.3 million as of September 30, 2012.

In addition, at the Company’s annual meeting of stockholders held June 27, 2012, stockholders approved the 2012 Employee Stock Purchase Plan, which allows eligible employees to use payroll deductions to purchase shares of the Company’s common stock at a discount of 15%. The plan is considered a compensatory employee stock purchase plan, and will result in incremental stock-based compensation expense in future periods. The first option period began on August 1, 2012 and will conclude on December 31, 2012. Hereafter, option periods under the plan will generally run from January 1 to June 30 and July 1 to December 31 of each year.

Determining the Fair Value of Stock Options

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The fair value of each stock option grant is estimated on the date of grant. The expected life assumption is based on an analysis of reported data for a peer group of companies, the limited exercise historical experience at the Company, management’s expectations based on the length of time that an employee will stay at the Company, the vesting period of four years and the contractual term of ten years. Volatility has been determined based on an analysis of reported data for a peer group of companies that granted options with substantially similar terms. The risk-free interest rate is based on the rate of U.S. Treasury zero coupon rate with a remaining term approximating the expected term used as the input to the Black-Scholes option pricing model. Our Black-Scholes assumptions for options granted in the first half of fiscal 2012 were consistent with those disclosed in Note 9, Share Based Payments, of the Company’s financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2011.

A summary of stock option activity under all equity plans for the three and nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,371	$15.34
Options granted	26	32.90
Options exercised	(82)	3.48
Options canceled or expired	(11)	16.03

Outstanding at March 31, 2012	2,304	$15.96
Options granted	616	40.74
Options exercised	(136)	1.27
Options canceled or expired	(34)	112.92

Outstanding at June 30, 2012	2,750	$21.03
Options granted	—	—
Options exercised	(123)	3.84
Options canceled or expired	(34)	22.72

Outstanding at September 30, 2012	2,593	$21.82

The Company recognized stock-based compensation expense on all stock option awards for the three and nine months ended September 30, 2012 and 2011, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$495	$35	$926	$94
General and administrative	1,060	101	2,141	198

	$1,555	$136	$3,067	$292

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(1)	2012	2011(1)
Numerator:
Net loss	$(10,182)	$(6,823)	$(27,758)	$(17,828)
Denominator
Weighted average common shares
Denominator for basic calculation	23,825	74	21,984	124
Denominator for diluted calculation	23,825	74	21,984	124
Net loss per share:
Basic	$(0.43)	$(92.21)	$(1.26)	$(143.77)
Diluted	$(0.43)	$(92.21)	$(1.26)	$(143.77)

(1)	Per share computations for the three and nine months ended September 30, 2011 are based on Private Synageva’s historic common stock, which excludes preferred stock.

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

	September 30,
	2012	2011
Options to purchase common stock	2,593	1,524
Convertible preferred stock	—	25,997
Convertible preferred stock warrants	—	31

	2,593	27,552

8.	License Agreements and Collaborations

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

In March 2012, the Company entered into an agreement with Mitsubishi Tanabe to develop a second protein therapeutic. The agreement included an upfront license payment to the Company of $9.0 million and on-going reimbursement or funding of development costs, estimated during the initial development period to be approximately $0.8 million, as well as the potential for an additional payment of $3.0 million due upon successful completion of the initial development stage of the second program.

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

Revenue recognized under the first and second Mitsubishi Tanabe development programs totaled $0.4 million and $2.9 million for the three months ended September 30, 2012, respectively, and $1.7 million and $3.3 million for the nine months ended September 30, 2012, respectively. Revenue is recognized using the proportional performance method. As of September 30, 2012, the deferred revenue balance includes $1.6 million and $6.0 million related to the first and second development programs, respectively.

9.	Commitments and Contingencies

The Company accrues estimated liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. Synageva expenses legal fees and IP-related and patent costs as they are incurred.

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

Overview

Synageva BioPharma Corp. (together with its subsidiaries, “we”, “our” or “us”) is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases and unmet medical needs. Our management team is experienced in the development and commercialization of drugs for diseases with small patient populations, including clinical and translational research, working with payors to establish reimbursement, and designing and building commercial organizations to reach highly specialized physicians to facilitate patient identification. We have several protein therapeutics in our pipeline, including two enzyme replacement therapies for lysosomal storage disorders and two programs for life-threatening genetic conditions for which there are currently no approved treatments. Our lead program, SBC-102, is a recombinant human lysosomal acid lipase (“LAL”) currently under clinical investigation in North America and the European Union (“EU”) for the treatment of patients with early and late onset LAL Deficiency, which is a rare, devastating genetic disease that causes significant morbidity and mortality. We currently evaluate SBC-102 in global clinical trials and SBC-102 has been granted orphan designations by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency, and the Japanese Ministry of Health, Labour and Welfare. Additionally, SBC-102 received “fast track” designation by the FDA. We have not yet received approval to market this product and we are not currently commercializing any other products.

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

Collaboration and License Revenue

        Collaboration and license revenue primarily relates to our collaboration agreements with Mitsubishi Tanabe Pharma Corporation (“Mitsubishi Tanabe”) whereby we utilize our proprietary expression technology in two development programs, in exchange for upfront license payments, funded development, and the potential for additional payments upon the successful completion of the development programs. Under the first program, which was entered into in August 2011, we received an upfront license payment of $3.0 million, on-going funding of development costs, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development. Additionally, we entered into a second agreement in March 2012, where we received an upfront license payment of $9.0 million, on-going funding of development costs, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development stage of the second program. Under both agreements, Mitsubishi Tanabe has an option to obtain an exclusive royalty-bearing license, with the right to grant sublicenses, to further develop and commercialize the licensed compound. Upon exercise of the Option, the parties intend to negotiate a follow-on collaboration and license agreement that may include potential future development and commercial sales based milestone payments, and potential royalty payments.

Other Revenue

Other revenues relate to a National Institutes of Health (“NIH”) grant, which was completed in the first quarter of fiscal 2012.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

Revenues

The following table presents total revenue for the three months ended September 30, 2012 and 2011, respectively (U.S. dollars in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Royalty revenue	$2,132	$—	$2,132	—%
Collaboration and license revenue	3,296	88	3,208	3,645.5
Other revenue	—	96	(96)	(100.0)

Total revenue	$5,428	$184	$5,244	2,850.0%

Total revenues increased by approximately $5.2 million for the three months ended September 30, 2012, as compared to the comparable period of the prior year. The increase in revenues was primarily the result of FUZEON royalty revenue and higher collaboration revenue.

Royalty revenues of $2.1 million relate to the royalty payment earned from Roche, based on total worldwide net sales of FUZEON. We did not have any royalty revenue from FUZEON until after the Reverse Merger, which occurred in the fourth quarter of fiscal 2011. Collaboration and license revenue for the three months ended September 30, 2012 relates to revenue recognized from development programs with Mitsubishi Tanabe. For the three months ended September 30, 2012, we recognized $0.4 million and $2.9 million related to the first and second Mitsubishi Tanabe programs, respectively. For the three months ended September 30, 2011, collaboration and license revenue totaled $0.1 million and related to revenue recognized related to the first Mitsubishi Tanabe program. In the comparable period of the prior year, other revenue includes $0.1 million earned related to a NIH grant.

The following table presents total revenue for the nine months ended September 30, 2012 and 2011, respectively (U.S. dollars in thousands):

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Royalty revenue	$5,028	$—	$5,028	—%
Collaboration and license revenue	4,990	193	4,797	2,485.5
Other revenue	56	292	(236)	(80.8)

Total revenue	$10,074	$485	$9,589	1,977.1%

Total revenues increased by approximately $9.6 million for the nine months ended September 30, 2012, as compared to the comparable period of the prior year. The increase in revenues was primarily the result of FUZEON royalty revenue of $5.0 million and higher collaboration revenue of $4.8 million. Collaboration and license revenue for the nine months ended September 30, 2012 primarily relate to revenues recognized from development programs with Mitsubishi Tanabe. For the nine months ended September 30, 2012, we recognized $1.7 million and $3.3 million related to the first and second Mitsubishi Tanabe programs, respectively. For the nine months ended September 30, 2011, collaboration and license revenue of $0.2 million primarily relates to revenue earned from an arrangement with Morphotek, which was completed in the first quarter of 2012, and, to a lesser extent, the first Mitsubishi Tanabe program. Other revenues relate to a NIH grant and totaled approximately $0.1 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

While we expect FUZEON royalty revenues to decrease over time, year over year, for 2012, we expect royalty revenue to increase as compared to 2011, due to the inclusion of a full year of FUZEON royalty revenue in our results of operations. Additionally, we expect to recognize increased collaboration revenues in fiscal 2012 as a result of our development arrangements with Mitsubishi Tanabe. As of September 30, 2012, our deferred revenue balance relates to the upfront development payments under both of the Mitsubishi Tanabe collaboration agreements, totaling $7.7 million. We expect to recognize both the upfront development payments, which are included in deferred revenue, and the funded development payments related to both arrangements over the next year, in proportion to our performance under the arrangements.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 and 2011 are summarized as follows (U.S. dollars in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$2,719	$1,486	$1,233	83.0%
Clinical trials and manufacturing	4,249	1,650	2,599	157.5
Other development related external services	1,724	650	1,074	165.2
Facilities and related	848	555	293	52.8
Acquired in-process research and development	344	—	344	—
Amortization expense – developed technology	994	—	994	—
Stock-based compensation expense	495	35	460	1,314.3

Total research and development expense	$11,373	$4,376	$6,997	159.9%

Research and development expense increased by approximately $7.0 million, or 159.9%, to $11.4 million for the three months ended September 30, 2012 as compared to $4.4 million for the three months ended September 30, 2011. The increase is primarily attributable to increased spending related to our lead program SBC-102 and includes higher compensation expense from hiring additional staff to move the SBC-102 program forward and increased clinical trial costs and manufacturing fees, as well as other development related external services, associated with on-going SBC-102 development. Additionally, in the third quarter of fiscal 2012, research and development expense includes $1.0 million of amortization related to the developed technology acquired in the Reverse Merger and $0.3 million related to acquired in-process research and development. We expect research and development expense to continue to increase as development for SBC-102 and our other programs continue.

Research and development expenses for the nine months ended September 30, 2012 and 2011 are summarized as follows (U.S. dollars in thousands):

	Nine months Ended September 30,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$7,296	$4,134	$3,162	76.5%
Clinical trials and manufacturing	10,292	4,418	5,874	133.0
Other development related external services	3,403	2,023	1,380	68.2
Facilities and related	2,178	1,528	650	42.5
Acquired in-process research and development	344	—	344	—
Amortization expense – developed technology	2,354	—	2,354	—
Stock-based compensation expense	926	94	832	885.1

Total research and development expense	$26,793	$12,197	$14,596	119.7%

Research and development expense increased by approximately $14.6 million, or 119.7%, to $26.8 million for the nine months ended September 30, 2012 as compared to $12.2 million for the nine months ended September 30, 2011. The increase is primarily attributable to increased spending related to our lead program SBC-102 and includes higher compensation expense from hiring additional staff to move the SBC-102 program forward and increased clinical trial costs and manufacturing fees, as well as other development related external services, associated with on-going SBC-102 development. Additionally, research and development expense includes $2.4 million of amortization related to the developed technology acquired in the Reverse Merger and $0.3 million related to acquired in-process research and development. We expect research and development expense to continue to increase as development for SBC-102 and our other programs continue.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 and 2011 are summarized as follows (U.S. dollars in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$1,963	$1,048	$915	87.3%
External services	1,111	1,256	(145)	(11.5)
Facilities related and other	110	222	(112)	(50.5)
Stock-based compensation expense	1,060	101	959	949.5

Total general and administrative expense	$4,244	$2,627	$1,617	61.6%

General and administrative expense increased by approximately $1.6 million to $4.2 million for the three months ended September 30, 2012 as compared to $2.6 million for the comparable period of the prior year. The increase was primarily due to higher compensation-related expenses of $0.9 million and increased stock-based compensation expense of $1.0 million, resulting from hiring additional staff to support increased public company requirements and pre-commercial preparations.

General and administrative expenses for the nine months ended September 30, 2012 and 2011 are summarized as follows (U.S. dollars in thousands):

	Nine months Ended September 30,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$4,916	$2,652	$2,264	85.4%
External services	3,647	2,708	939	34.7
Facilities related and other	347	348	(1)	(0.3)
Stock-based compensation expense	2,141	198	1,943	981.3

Total general and administrative expense	$11,051	$5,906	$5,145	87.1%

General and administrative expense increased by approximately $5.1 million to $11.1 million for the nine months ended September 30, 2012 as compared to $5.9 million for the comparable period of the prior year. The increase was primarily due to higher compensation-related expenses of $2.3 million and higher stock-based compensation expense of $1.9 million, resulting from hiring additional staff to support increased public company requirements and pre-commercial preparations. External service costs also contributed $0.9 million to the period-over-period increase in expense and were primarily related to increased accounting, pre-commercial activities and public company expenses.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through the placement of our equity and debt securities and debt financings, and, to a lesser extent, license and royalty fees, upfront cash payments and research and development funding from collaborators, government grants and licensors. In November 2011, we acquired $50.1 million in cash as a result of the Reverse Merger with Trimeris. On January 10, 2012, we announced the closing of a $90.0 million underwritten public offering of approximately 3.6 million shares of our common stock at a price of $25.18. We received net proceeds of approximately $84.6 million from this offering. In addition, on July 13, 2012, we announced the closing of a $115.0 million, second underwritten public offering of approximately 2.8 million shares of common stock at a price of $41.20. We received net proceeds of approximately $108.1 million. We intend to use the net proceeds from these offerings for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, preclinical and clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to our current technologies and business focus and investments.

We do not expect to generate any revenue from the direct sale of products currently in development for several years, if ever. As a result of our acquisition of Trimeris, we now receive royalties from the sale of FUZEON by Roche, which we expect to decrease over time. A significant portion of our revenues and/or cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON, up-front license payments and funded research and development that we may receive under existing or new collaboration agreements, if any. Our ability to enter into new collaborations and our receipt of additional payments under our existing collaborations cannot be assured, nor can we predict the timing of any such arrangements or payments, as the case may be.

As of September 30, 2012, our principal sources of liquidity consisted of cash and cash equivalents of approximately $233.4 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of investments in money market funds.

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

Net cash used in operating activities was $17.4 million for the nine months ended September 30, 2012 and was primarily the result of a net loss of $27.8 million, which is discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the first half of fiscal 2012. Non-cash items partially offsetting net loss include depreciation of fixed assets of $0.4 million, amortization of developed technology of $2.4 million, stock-based compensation of $3.1 million and in-process research and development of $0.3 million. Changes in operating assets and liabilities resulted in a net source of cash of $4.2 million, which was primarily the result of increased deferred revenue of $4.9 million from December 31, 2011. The increase in deferred revenue in the period was primarily the result of the upfront license fees related to the second Mitsubishi Tanabe development program. Other significant uses of cash included decreased accounts payable and accrued expenses of $0.9 million from December 31, 2011.

Net cash used in operating activities was $11.8 million for the nine month period ended September 30, 2011 and was primarily the result of a net loss of $17.8 million, partially offset by non-cash items and changes in certain operating assets and liabilities. Non-cash items impacting operating cash included $0.4 million for depreciation and amortization of fixed assets, $0.3 million for stock-based compensation, and $0.2 million due to the revaluation of outstanding preferred stock warrants. Changes in operating assets and liabilities resulted in a net source of cash of $5.1 million, which was primarily the result of increased deferred revenue and accrued expenses of $2.9 million and $1.1 million from December 31, 2010, respectively. The increase in deferred revenue in the period was primarily the result of the upfront license fees related to the first Mitsubishi Tanabe development program. Other sources of cash included a net decrease of $0.6 million in accounts receivable, prepaid expense and other current assets due to receipt of grant funds earned in 2010 and an increase in accounts payable of $0.5 million from December 31, 2010.

We expect to continue to use cash in operations as we continue to seek to advance our orphan drug programs through clinical development and preclinical testing. In addition, in the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives.

Cash used in investing activities totaled $3.1 million and $0.5 million in the nine months ended September 30, 2012 and 2011, respectively, and primarily related to cash paid for capital expenditures. In addition, we paid $0.4 million for IP rights and other long-term assets in the nine-months ended September 30, 2012. We anticipate cash used in investing activities to continue to increase as we expand our production and development capabilities.

Financing activities provided cash of approximately $193.7 million for the nine months ended September 30, 2012, resulting from net cash received in secondary offerings of $192.7 million and proceeds from the exercise of stock options of $0.9 million.

In the comparable period of the prior year, financing activities provided $12.6 million, primarily as a result of cash from the issuance of convertible notes. In conjunction with the Reverse Merger, these notes were converted to common stock, and are no longer outstanding.

Funding Requirements

We have incurred significant losses since our inception. As of September 30, 2012, we had an accumulated deficit of approximately $143.6 million. Our cash and cash equivalents at September 30, 2012 totaled $233.4 million, as discussed above. We expect to use our existing cash and cash equivalents to continue our research and development programs and pre-commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for SBC-102 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative and pre-commercial costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations for at least the next twelve months.

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

Contractual Obligations and Requirements

As of September 30, 2012, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, and to a lesser extent, minimum contractual payments on licensed technology. There were no additional contractual commitments for capital purchases or other expenditures at September 30, 2012.

There have been no significant changes to our contractual obligations and requirements during the nine months ended September 30, 2012, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2012, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2012 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 22, 2012.

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

On January 16, 2012, we instituted proceedings in the United Kingdom (“UK”) Patents Court with respect to an issued patent that relates generally to the use of LAL and may therefore be relevant to SBC-102. In the proceeding, we are seeking that the court declare the patent invalid, or that the current and anticipated activities related to our development and commercialization of SBC-102 do not infringe the patent. The UK Patents Court scheduled the trial for May 2013. While we believe that the patent is invalid due to the substantial body of prior art, we are unable to predict the outcome of this proceeding. We have also recently initiated proceedings in the French court with respect to the same patent. As with the UK proceedings, we are seeking that the court declare the patent invalid, or that the current and anticipated activities do not infringe the patent. The date for the trial has not yet been established by the French court.

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

Our business prospects are largely dependent upon the successful development and commercialization of SBC-102. In February 2011, we initiated Phase I/II clinical trials for SBC-102 to evaluate the safety and tolerability of SBC-102 in adult patients with liver dysfunction due to late onset LAL Deficiency. We began enrolling patients in May 2011 and completed enrollment in November 2011. We also initiated a Phase I/II clinical study in children with growth failure due to early onset LAL Deficiency in February 2011. Before we can commercialize product candidates, including SBC-102, we need to:

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

SBC-102 is being developed to treat LAL Deficiency, which is very rare. Potential patients for our product candidates, including SBC-102 have not been diagnosed with the diseases being targeted by our product candidates. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. We completed enrollment in November 2011 of our first clinical trial with SBC-102. We intend to enroll pediatric subjects into the Phase I/II study for early onset LAL deficiency, which we initiated in February 2011. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

•	the number of patients required for clinical trials may be larger than we anticipate or participants may drop out of clinical trials at a higher rate than we anticipate;

•	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner or at all;

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

•

the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective contract manufacturing organizations;

•	we may not be able to reach agreements on acceptable terms with prospective clinical research organizations; or

•	the effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics.

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

We have not obtained marketing approval nor commercialized any of our current product candidates and do not expect to receive marketing approval or generate revenue from the direct sale of our products, including SBC-102, for several years, if ever. We completed a 4-week Phase I/II clinical trial for SBC-102 in adults with late onset LAL Deficiency and continue to treat a portion of these patients as part of an open-label extension study but still have only limited experience in conducting clinical trials for SBC-102. Additionally, we are conducting preclinical studies with other product candidates for various other indications. Our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these diseases. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead product candidates, or might be significantly delayed in doing so, which will materially harm our business.

If we infringe the rights of third parties we might have to forgo selling our future products, pay damages, or defend litigation.

If our product candidates, methods, processes, or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and might have to:

•	obtain rights or licenses from such third parties, which might not be available on commercially reasonable terms, if at all;

•	abandon an infringing product candidate;

•	redesign products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; and/or

•	defend litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of financial and management resources.

Any of these events could substantially harm our earnings, financial condition, and operations.

Although no infringement, misappropriation, or similar claim or action is pending or threatened, we are aware of a patent issued by the European Patent Office, and subsequently validated in Great Britain, France, Germany, Italy and Spain, that relates generally to the use of LAL and may therefore be relevant to SBC-102. This patent is currently under opposition at the European Patent Office and the initial hearing has been scheduled for November 23, 2012. We believe that such patent does not currently affect our freedom to conduct clinical trials for SBC-102. We also believe that the patent is invalid due to a substantial body of prior art. We have recently taken additional proactive steps, including instituting proceedings in the UK Patents Court and the French court seeking a declaration that the issued patent is invalid or that the current anticipated activities related to our development and commercialization of SBC-102 do not infringe the patent. We also intend to take further steps to accelerate resolution of this matter, which further steps may include contacting the patentee, bringing additional prior art documents to the attention of the European Patent Office or other actions. The UK Patents Court scheduled a trial for May 2013. If the patent is maintained in unamended form by the European Patent Office, then our ability to commercialize SBC-102 in these countries could be adversely affected and/or halted until the patent expires, unless the patent is invalidated by the relevant national courts prior expiration. In addition, the same patentee has been granted a U.S. patent on the use of LAL to treat atherosclerosis, and has two pending patent applications in the U.S., which have currently been rejected by the U.S. patent office. Equivalent patent applications are also pending in Canada and Brazil. We believe that we will not be infringing this issued U.S. patent on atherosclerosis in commercializing SBC-102 for the indications for which we are seeking approval and that the issued U.S. patent is invalid due to the prior art described above. We further believe that, due to the substantial body of prior art, the pending applications will not grant with claims that would encompass our contemplated activities or, if they did, they would be invalid due to the prior art. If, however, these pending applications are granted in a form which covers SBC-102, then our ability to commercialize SBC-102 in these countries could be adversely affected and/or halted until the patent expires in these countries, unless a license is obtained to the patents or the patents are otherwise revoked.

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

Any future product that we may bring to the market, including SBC-102, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If these rare disease products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We currently manufacture the therapeutic protein products used in the production of SBC-102; however, we have limited experience in manufacturing or procuring products in commercial quantities. We may not be able to manufacture enough product to conduct clinical trials or for later commercialization at an acceptable cost or at all.

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

•

Drug manufacturers are subject to ongoing periodic unannounced inspections by the regulatory, corresponding state agencies and non-U.S. regulatory authorities to ensure strict compliance with cGMP, and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Our operations are subject to the economic, political, legal and business conditions in the countries in which we do business, and our failure to operate successfully or adapt to changes in these conditions could cause our operations to be limited or disrupted.

We have expanded our operations outside of the United States and expect to continue to do so in the future. Our current operations in foreign countries subject us to certain risks that could cause our operations to be limited or disrupted, including volatility in international economies, political instability, difficulties enforcing contractual and intellectual property rights, changes in laws, regulations or enforcement practices with respect to our business, compliance with tax, employment and labor laws, costs and difficulties in recruiting and retaining qualified managers and employees to manage and operate the business in local jurisdictions and costs and difficulties in managing and monitoring international operations.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective and other changes will not become effective until early 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We rely on trade secret protections through confidentiality agreements with our employees and third parties, and the breach of these agreements could adversely affect our business and prospects.

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

We expect to rely heavily on the orphan drug exclusivity for SBC-102, which grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. While the orphan drug exclusivity for SBC-102 will provide market exclusivity in the U.S., Europe, and other countries, we will not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan drug. Even if we have orphan drug exclusivity for a particular drug indication, we cannot guarantee that another company also with orphan drug exclusivity will not receive marketing authorization for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity in the U.S., such as if the later product is shown to be clinically superior to our product, or if the later product is a different drug than SBC-102. Further, the seven-year marketing exclusivity in the U.S. would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

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

Royalties on sales of FUZEON are currently a significant source of revenue for us. FUZEON competes with numerous existing therapies for the treatment of HIV. From 2007 through 2011, overall FUZEON net sales reported by our commercialization partner Roche have declined, totaling $112.2 million, $88.4 million and $50.7 million for fiscal 2009, 2010 and 2011, respectively. We cannot predict if or when sales levels for FUZEON will stabilize.

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

Currently, FUZEON is covered by Medicaid in all 50 states in the U.S.. In addition, the AIDS Drug Assistance Programs in all 50 states and a majority of private insurers provide some amount of access to FUZEON. However, there are reimbursement challenges remaining. Some of the payors require patients to meet minimum medical requirements, such as maintaining certain cell levels associated with HIV, to receive reimbursement. Other payors limit the number of patients to which they will provide reimbursement for FUZEON, and other payors may require co-payments by the patient in order to receive reimbursement for FUZEON that are significantly higher than those required for other anti-HIV drugs.

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

On November 20, 2007, Novartis Vaccines and Diagnostics, Inc. (“Novartis”) filed a lawsuit against us and Roche and certain of its affiliated entities, alleging infringement of the ‘271 Patent, related to the manufacture, sale and offer for sale of FUZEON. On September 23, 2010, we entered into a settlement agreement (the “Settlement Agreement”) with Roche and Novartis settling the lawsuit and the lawsuit was dismissed with prejudice from the Eastern District of North Carolina on September 28, 2010. Under the terms of the Settlement Agreement, we, in collaboration with Roche, have the right to continue to sell FUZEON under a license to Novartis’ ‘271 Patent in exchange for the payment of royalties to Novartis on net sales of FUZEON. We will share responsibility for payment of these royalties equally with Roche.

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

On November 2, 2011, we completed the Reverse Merger which resulted in an “ownership change” of Trimeris. Trimeris previously experienced an “ownership change” in 2008. Accordingly, our ability to utilize Trimeris’ NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for us, which could have a material adverse effect on our business, financial condition.

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

Our executive officers and directors, together with their respective affiliates, beneficially own or control approximately 38.5% of our issued and outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Synageva BioPharma Corp.

Date: November 6, 2012	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2012	By:	/s/ Carsten Boess
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