Form 10-Q
period 2013-03-31
SYNAGEVA BIOPHARMA CORP
filed 2013-05-07
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2013 was 27,268,539.

SYNAGEVA BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	March 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$53,762	$23,883
Short-term investments	255,180	195,070
Accounts receivable	2,593	2,599
Prepaid expenses and other current assets	8,229	3,555

Total current assets	319,764	225,107
Property and equipment, net	7,276	4,012
Developed technology, net	4,865	5,564
Goodwill	8,535	8,535
Other assets	713	38

Total assets	$341,153	$243,256

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,548	$2,576
Accrued expenses	4,629	5,112
Deferred revenue	2,472	5,391

Total current liabilities	$10,649	$13,079

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at March 31, 2013 and December 31, 2012; 27,187 and 24,467 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	27	24
Additional paid-in capital	503,738	388,936
Accumulated other comprehensive loss	12	6
Accumulated deficit	(173,273)	(158,789)

Total stockholders’ equity	330,504	230,177

Total liabilities and stockholders’ equity	$341,153	$243,256

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Revenue:
Royalty revenue	$1,705	$1,449
Collaboration and license revenue	3,413	892
Other revenue	—	56

Total revenue	5,118	2,397

Costs and expenses:
Research and development	13,338	6,146
General and administrative	5,654	2,920
Amortization of developed technology	699	686

Total costs and expenses	19,691	9,752

Loss from operations	(14,573)	(7,355)
Interest income	89	2

Net loss	$(14,484)	$(7,353)

Basic and diluted net loss per common share	$(0.54)	$(0.35)

Weighted average shares used in basic and diluted per common share computations	26,826	20,774

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
	Consolidated

Net loss	$(14,484)	$(7,353)

Other comprehensive loss:
Fair market value adjustments of available for sale securities	8	—
Foreign currency translation adjustments	(2)	—

Total other comprehensive loss	6	—

Comprehensive loss	$(14,478)	$(7,353)

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
	Consolidated
Cash flows from operating activities
Net Loss	$(14,484)	$(7,353)
Adjustments:
Depreciation and amortization	1,314	817
Stock compensation expense	1,716	599
Amortization of discount on investments	674	—
Changes in assets and liabilities:
Accounts receivable	6	380
Prepaid expenses, other current assets and other assets	(2,482)	388
Accounts payable	(495)	(10)
Accrued expenses and other liabilities	(481)	(256)
Deferred revenue	(2,919)	(565)

Net cash used in operating activities	(17,151)	(6,000)

Cash flows from investing activities
Purchase of available for sale investments	(103,776)	—
Proceeds from sales and maturities available for sale investments	43,000	—
Capital expenditures	(2,412)	(199)
Restricted cash	(2,868)	—

Net cash used in investing activities	(66,056)	(199)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	111,055	84,600
Proceeds from exercise of stock options	2,034	286

Net cash provided by financing activities	113,089	84,886

Effect of exchange rate on cash	(3)	(1)

Net increase in cash and equivalents	29,879	78,686
Cash and equivalents at the beginning of period	23,883	60,232

Cash and equivalents at the end of period	$53,762	$138,918

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (“Synageva” or the “Company”) is a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases for which there is an unmet medical need. Synageva’s lead program, sebelipase alfa, is a recombinant form of the human lysosomal acid lipase (“LAL”) enzyme currently under global clinical investigation for the treatment of patients with early onset and late onset LAL deficiency (“LAL Deficiency”), which is a rare, devastating disease that causes significant morbidity and mortality. Synageva has several protein therapeutics in its pipeline, including two enzyme replacement therapies for lysosomal storage disorders and additional programs for other serious genetic conditions for which there are currently no approved treatments. The most advanced of these other pipeline programs in SBC-103, an enzyme replacement therapy for the treatment of mucopolysaccharidosis IIIB (MPS IIIB), also known as Sanfilippo B syndrome. Synageva has not yet received approval to market sebelipase alfa and is not currently commercializing any other products.

The Company’s business is subject to risks including those common to companies in the biopharmaceutical industry, such as the successful development of products, patient enrollment, clinical trial uncertainty, regulatory approval, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel, competition, technological and medical risks and management of growth.

The Company has incurred losses since inception and at March 31, 2013, had an accumulated deficit of $173.3 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new collaboration or license agreements. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third-party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

Through March 31, 2013, the Company funded its operations primarily from proceeds of the sale of stock, issuance of convertible notes, royalty proceeds and proceeds from government grants and collaboration agreements. On January 9, 2013, the Company announced the closing of a $117.5 million underwritten public offering of approximately 2.5 million shares of common stock at a price of $47.53. The Company received net proceeds of approximately $111.1 million from this offering. In addition to this offering, the Company received net proceeds of $192.7 million from two public equity offerings in fiscal 2012.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The Financial Statements should therefore be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2013.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying disclosures. Although these estimates are based on the information reasonably available and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

Reverse Merger

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2013, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standard update related to Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The revised standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. The Company adopted this standard in the first quarter of 2013 and presented this information in Note 6, Accumulated Other Comprehensive Income (Loss) to these condensed consolidated financial statements. The adoption of this standard did not have an impact on our financial position or results of operations.

Principles of Consolidation

Synageva’s consolidated financial statements include the accounts of Synageva and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

3.	Fair Value of Financial Instruments

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase of 90 days or less to be cash equivalents. At March 31, 2013 and December 31, 2012, substantially all cash equivalents were U.S. treasury bills and amounts held in money market accounts at commercial banks.

Investments

All of the Company’s investments were classified as available-for-sale at March 31, 2013 and December 31, 2012. The principal amounts of short-term investments are summarized in the tables below:

	Less Than 12 Months to Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)

Balance at March 31, 2013:
U.S. Treasury securities	$255,157	$23	$—	$255,180

Total	$255,157	$23	$—	$255,180

Balance at December 31, 2012:
U.S. Treasury securities	$195,055	$15	$—	$195,070

Total	$195,055	$15	$—	$195,070

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of March 31, 2013 or December 31, 2012.

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

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	March 31, 2013	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$19,150	$19,150	$—	$—
US treasury securities	10,255	10,255	—	$—
Marketable securities
US treasury securities	$255,180	$255,180	$—	$—

Total	$284,585	$284,585	$—	$—

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	December 31, 2012	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$10,387	$10,387	$—	$—
US treasury securities	10,011	10,011	—	$—
Marketable securities
US treasury securities	$195,070	$195,070	$—	$—

Total	$215,468	$215,468	$—	$—

4.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets consist of the following:

	March 31, 2013	December 31, 2012
Prepaid clinical, manufacturing, and scientific costs	$3,264	$1,598
Restricted cash – short-term letters of credit (1)	2,905	37
Interest receivable	716	603
Prepaid insurance	739	896
Other	605	421

	$8,229	$3,555

(1)	Restricted cash of $2.9 million at March 31, 2013 primarily relates to a short-term letter of credit associated with construction activities at our planned Lexington headquarters.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Accrued compensation, benefits and withholdings	$1,575	$1,862
Clinical, manufacturing and scientific costs	1,667	1,978
Professional fees	714	685
Other	673	587

	$4,629	$5,112

5.	Share Based Payments

The Company’s stock-based compensation plans include the 1996 Stock Option Plan and the 2005 Stock Plan, as well as options outstanding under Trimeris, Inc.’s 1993 Plan and 2007 Stock Incentive Plan. As part of the Reverse Merger, options outstanding under Trimeris’s option plans were adjusted by the conversion ratio, and remain in existence as options in the combined entity. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term, and the exercise price.

At the Company’s annual meeting of stockholders held June 27, 2012, stockholders approved amendments to the 2005 Stock Plan to increase the number of shares of common stock available for issuance by 1.5 million shares, increasing the maximum number of shares that may be issued under the 2005 Stock Plan to approximately 3.5 million shares. Shares subject to outstanding awards under the 2005 Stock Plan totaled 2.0 million as of March 31, 2013.

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

Our Black-Scholes assumptions for options granted in the first three months of fiscal 2013 were consistent with those disclosed in Note 8, Share Based Payments, of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

A summary of stock option activity under all equity plans for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,529	$25.06
Options granted	41	51.70
Options exercised	(247)	8.23
Options canceled or expired	(29)	62.62

Outstanding at March 31, 2013	2,294	$$26.87

The Company recognized stock-based compensation expense on all stock option awards for the three months ended March 31, 2013 and 2012, as follows:

	Three Months Ended March 31,
	2013	2012
Research and development	$664	$205
General and administrative	1,052	394

	$1,716	$599

6.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

	Unrealized Gains on Available for Sale Securities	Translation Adjustments	Total
Balance, as of December 31, 2012	15	(9)	6
Other comprehensive income (loss) before reclassifications	8	(2)	6
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net current period other comprehensive income (loss)	8	(2)	6

Balance, as of March 31, 2013	23	(11)	12

Securities Available for Sale: Balances included within accumulated other comprehensive income (loss) related to unrealized holding gains (losses). There were no amounts reclassified from accumulated other comprehensive income (loss) during the three months ended March 31, 2013.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

7.	Basic and Diluted Net Loss per Common Share

Basic net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net income per share, if applicable, has been computed by dividing diluted net income by the diluted number of shares outstanding during the period. Except where the result would be antidilutive to loss from continuing operations, diluted net loss per share has been computed assuming the exercise of stock options, as well as their related income tax effects.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(14,484)	$(7,353)
Denominator
Weighted average common shares
Denominator for basic calculation	26,826	20,744
Denominator for diluted calculation	26,826	20,744
Net loss per share:
Basic	$(0.54)	$(0.35)
Diluted	$(0.54)	$(0.35)

The Company’s potential dilutive securities which include stock options have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share are the same. The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Options to purchase common stock	2,294	2,304

8.	License Agreements and Collaborations

Collaborations

In August 2011, the Company entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (“Mitsubishi Tanabe”) whereby the Company utilizes its proprietary expression technology for the development of a certain targeted compound. The agreement included an upfront development payment to the Company of $3.0 million, on-going reimbursement or funding of development costs, estimated during the initial development period to be approximately $1.5 million, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development.

In March 2012, the Company entered into a second agreement with Mitsubishi Tanabe to develop a second protein therapeutic. The agreement included an upfront license payment to the Company of $9.0 million and on-going reimbursement or funding of development costs, estimated during the initial development period to be approximately $0.8 million, as well as the potential for an additional payment of $3.0 million due upon successful completion of the initial development stage of the second program.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

Under both agreements, Mitsubishi Tanabe has an option to obtain an exclusive royalty-bearing license, with the right to grant sublicenses, to further develop and commercialize the licensed compound that is the subject of the agreement (the “Option”). Additionally, upon exercise of the Option under the applicable agreement, the parties intend to negotiate a follow-on collaboration and license agreement that may include potential future development and commercial sales based milestone payments, and potential royalty payments. The Company determined that the Option is substantive as the decision to exercise is in the control of Mitsubishi Tanabe and is not essential to the functionality of the other deliverables in either agreement. Therefore, the Option was not considered to be a deliverable at the inception of either collaboration agreement. The Option terminates sixty days after the date the Joint Steering Committee (“JSC”) determines that the initial development met certain criteria.

The Company evaluated the collaboration agreements in order to determine whether the deliverables at the inception of the agreements: (i) the upfront license payments, (ii) the research services during the development periods, and (iii) the JSC’s participation should be accounted for as a single unit or multiple units of accounting. The Company concluded that the upfront license payments do not have standalone value to Mitsubishi Tanabe because (i) Mitsubishi Tanabe does not have the ability to transfer or sublicense and (ii) the activities to be conducted during the development period are highly dependent on the Company’s unique knowledge and understanding of its proprietary technology which is critical to optimizing the compounds. The Company determined that the JSC is a deliverable through the development period. In both agreements, the Company concluded that there are two units of accounting which are being delivered over the same performance period.

Revenue recognized under the first and second Mitsubishi Tanabe development programs totaled $0.5 million and $2.9 million for the three months ended March 31, 2013, respectively. For the three months ended March 31, 2012, collaboration revenue under the first development program totaled $0.9 million. Revenue is recognized using the proportional performance method. As of March 31, 2013, the deferred revenue balance includes $1.3 million and $1.2 million related to the first and second development programs, respectively.

9.	Commitments and Contingencies

The Company accrues estimated liabilities for loss contingencies when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. Synageva expenses legal fees, intellectual property related costs as they are incurred.

Occupancy Arrangements

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

Year Ending December 31,
2013	$167
2014-2019	1,336 (per year	)
2020	334

10.	Subsequent Events

On April 5, 2013, the Company, Shire Human Genetics Therapies, Inc. and its affiliates (“Shire”) and Cincinnati Children’s Hospital Research Foundation, an operating division of Children’s Hospital Medical

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

Center, and their respective affiliates entered into a settlement agreement under which the parties settled the outstanding sebelipase alfa patent-related issues between them, including the revocation actions in the United Kingdom and France and the outstanding opposition in the European Patent Office.

Simultaneously with the execution of the settlement agreement, the Company entered into a sublicense agreement with Shire whereby the Company received exclusive, worldwide rights to multiple patents and patent applications owned by Cincinnati Children’s Hospital Research Foundation, and its affiliates, which had been exclusively licensed to, or co-owned with, Shire. The patents and patent applications cover the use of LAL including for the treatment of LAL Deficiency and atherosclerosis. These additional patents and patent applications complement the Company’s existing and planned patent portfolio covering its LAL Deficiency program including patents and patent applications for composition of matter, methods of use, and manufacturing.

In exchange for the settlement and the rights acquired from Shire, the Company paid an upfront payment of $2.5 million, and will be obligated to make two sales-based milestones (each a low single-digit million dollar payment), and low, single-digit percentage tiered royalty payments on sales of sebelipase alfa in the U.S. and certain countries in Europe. The obligation to make tiered royalty payments is expected to expire in 2021. The Company will expense the $2.5 million upfront license payment as in-process research and development expense in the second quarter of fiscal 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Many of these statements can be identified by the use of words such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases for which there is an unmet medical need. Our management team is experienced in the development and commercialization of drugs for diseases with small patient populations, including clinical and translational research, working with payors to establish reimbursement, and designing and building commercial organizations to reach highly specialized physicians to facilitate patient identification. Our lead program, sebelipase alfa, is a recombinant form of the human lysosomal acid lipase enzyme, or LAL, currently under global clinical investigation for the treatment of patients with early onset and late onset LAL deficiency, or LAL Deficiency, which is a rare, devastating disease that causes significant morbidity and mortality. We have several protein therapeutics in our pipeline, including two enzyme replacement therapies for lysosomal storage disorders and additional programs for other serious genetic conditions for which there are currently no approved treatments. The most advanced of these other pipeline programs is SBC-103, an enzyme replacement therapy for the treatment of mucopolysaccharidosis IIIB, or MPS IIIB, also known as Sanfilippo B syndrome. We have not yet received approval to market sebelipase alfa and are not currently commercializing any other products.

Financial Operations Overview

General

Our future operating results will depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and will depend largely on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted.

A discussion of certain risks and uncertainties that could affect our liquidity, capital requirements and ability to raise additional funds is set forth under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.

Revenue

Royalty Revenue

Royalty revenues are recognized in the period earned, based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. Royalty revenue relates to amounts earned from the sale of FUZEON by F. Hoffman-La Roche Ltd. (“Roche”). The FUZEON royalty stream was acquired in the Reverse Merger in the fourth quarter of fiscal 2011.

Collaboration and License Revenue

Collaboration and license revenue primarily relates to our collaboration agreements with Mitsubishi Tanabe whereby we utilize our proprietary expression technology in two development programs, in exchange for upfront license payments, funded development, and the potential for additional payments upon the successful completion of the development programs. Under the first program, which was entered into in August 2011, we received an upfront license payment of $3.0 million, on-going funding of development costs, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development. Additionally, we entered into a second agreement in March 2012, where we received an upfront license payment of $9.0 million, on-going funding of development costs, and the potential for an additional payment of $3.0 million due upon the successful completion of the initial development stage of the second program. We are recognizing revenue on consideration received under a proportional performance method. Under both agreements, Mitsubishi Tanabe has an option to obtain an exclusive royalty-bearing license, with the right to grant sublicenses, to further develop and commercialize the licensed compound. If Mitsubishi Tanabe exercises its option, the parties intend to negotiate a follow-on collaboration and license agreement that may include potential future development and commercial sales based milestone payments, and potential royalty payments.

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

Interest Income, net

Interest income relates to interest earned on our cash equivalent and short-term investment balances.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues

The following table presents total revenue for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Royalty revenue	$1,705	$1,449	$256	18%
Collaboration and license revenue	3,413	892	2,521	283
Other revenue	—	56	(56)	—

Total revenue	$5,118	$2,397	$2,721	114%

Total revenues increased by approximately $2.7 million for the three months ended March 31, 2013, as compared to the comparable period of the prior year. The increase in revenues was the result of higher collaboration revenue and FUZEON royalty revenue.

Royalty revenues of $1.7 million relate to the royalty payment earned from Roche, based on total worldwide net sales of FUZEON. Collaboration and license revenue for the three months ended March 31, 2013 relates to revenue recognized from development programs with Mitsubishi Tanabe. For the three months ended March 31, 2013, we recognized $0.5 million and $2.9 million related to the first and second Mitsubishi Tanabe programs, respectively. For the three months ended March 31, 2012, collaboration and license revenue totaled $0.9 million primarily related to revenue recognized related to the first Mitsubishi Tanabe program. Other revenues relate to an NIH Grant, which totaled approximately $0.1 million for the three months ended March 31, 2012.

On an annualized basis, we expect FUZEON royalty revenues to decrease over time. As of March 31, 2013, our deferred revenue balance related to both of the Mitsubishi Tanabe collaboration agreements, totaled $2.5 million. We expect to recognize both the upfront payments and additional funded development payments related to both arrangements over the next year, in proportion to our performance under the arrangements.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$3,738	$2,264	$1,474	65%
Clinical trials and manufacturing	6,010	2,316	3,694	160
Other development related external services	1,497	797	700	88
Facilities and related	1,429	564	865	153
Stock-based compensation expense	664	205	459	224

Total research and development expense	$13,338	$6,146	$7,192	117%

Research and development expense increased by approximately $7.2 million, or 117%, to $13.3 million for the three months ended March 31, 2013, as compared to $6.1 million for the comparable prior year period. The increase in total research and development expense is due to increased clinical trial costs and manufacturing fees, as well as other development related external services, associated with on-going development of sebelipase alfa and our pipeline programs and higher compensation expense from hiring additional staff to move the sebelipase alfa and pipeline programs forward. Additionally, for the three months ended March 31, 2013, research and development expense includes $0.7 million of stock-based compensation expense, compared to $0.2 million in the comparable prior year period. We expect research and development expense to continue to increase from those experienced in the first quarter as development activities for sebelipase alfa and our other pipeline programs continue.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$2,478	$1,411	$1,067	76%
External and professional services	2,010	970	1,040	107
Facilities related and other	114	145	(31)	(21)
Stock-based compensation expense	1,052	394	658	167

Total general and administrative expense	$5,654	$2,920	$2,734	94%

General and administrative expense increased by approximately $2.7 million, or 94%, to $5.7 million for the three months ended March 31, 2013 as compared to $2.9 million for the comparable prior year period. The increase was primarily due to higher compensation-related expenses of $1.1 million and increased stock-based compensation expense of $0.7 million, resulting from hiring additional staff to support expanded operations and increasing financial and legal costs associated with expanded operations and commercial preparations. Additionally, external fees and professional service costs increased $1.0 million period over period, primarily as a result of higher commercial related spending, higher public company costs, including insurance expense and higher professional service fees. We expect general and administrative expense to continue to increase in the future as our business grows.

Amortization of Developed Technology

Costs recognized for the amortization of developed technology for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Amortization of developed technology	699	686	13	2%

For both the three months ended March 31, 2013 and 2012, we recognized $0.7 million of amortization related to the developed technology acquired in the Reverse Merger.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through the placement of our equity and debt securities and debt financings, and, to a lesser extent, license and royalty fees, upfront cash payments and research and development funding from collaborators, government grants and licensors. In November 2011, we acquired $50.1 million in cash as a result of the Reverse Merger with Trimeris. On January 10, 2012, we announced the closing of a $90.0 million underwritten public offering of approximately 3.6 million shares of our common stock at a price of $25.18 per share. We received net proceeds of approximately $84.6 million from this offering. In addition, on

July 13, 2012, we announced the closing of a $115.0 million, second underwritten public offering of approximately 2.8 million shares of common stock at a price of $41.20 per share. We received net proceeds of approximately $108.1 million. On January 9, 2013, we announced the closing of a $117.5 million underwritten public offering of approximately 2.5 million shares of common stock at a price of $47.53 per share. We received net proceeds of approximately $111.1 million from this offering. We intend to use the net proceeds from these offerings for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, preclinical and clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to our current technologies and business focus and investments.

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

As of March 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $308.9 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of U.S. treasury bills and amounts held in money market funds.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office, laboratory, and manufacturing facilities, fees paid in connection with preclinical studies, clinical studies, outsourced manufacturing, laboratory supplies, consulting fees, commercial fees and legal fees. We expect that costs associated with clinical studies and manufacturing costs as well as commercial planning costs will increase in future periods as sebelipase alfa advances into further stages of clinical testing and our other preclinical candidates, including SBC-103, move forward in development.

Net cash used in operating activities was $17.2 million for the three months ended March 31, 2013, and was primarily the result of a net loss of $14.5 million, the drivers of which are discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the first quarter of fiscal 2013. Non-cash items partially offsetting net loss include depreciation of fixed assets of $0.6 million, amortization of developed technology of $0.7 million, stock-based compensation of $1.7 million, and the amortization of discount on available for sale investments of $0.7 million. Changes in operating assets and liabilities resulted in a net use of cash of $6.4 million, which was primarily the result of increased prepaid expenses and other assets of $2.5 million, decreased deferred revenue of $2.9 million and decreased accounts payable and accrued expenses of $1.0 million from December 31, 2012. The increase in prepaid expense and other assets was primarily driven by cash outlays for clinical and manufacturing activities. The decrease in deferred revenue in the period was primarily the result of the recognition of upfront license fees related to the Mitsubishi Tanabe development programs.

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2012. Non-cash items partially offsetting net loss include depreciation of fixed assets of $0.1 million, amortization of developed technology of $0.7 million and stock-based compensation of $0.6 million. Changes in operating assets and liabilities resulted in a net use of cash of $0.1 million, which was primarily the result of a decrease in deferred revenue and accounts payable and accrued expenses of $0.6 million and $0.3 million from December 31, 2011, respectively. Sources of cash from changes in operating assets and liabilities included a net decrease of $0.4 million in accounts receivable and a net decrease of $0.4 million in prepaid expenses and other current assets. The decrease in deferred revenue in the period was primarily the result of revenue being recognized on the initial upfront license fee of $3.0 million from the initial Mitsubishi Tanabe development program.

We expect to continue to use cash in operations as we continue to seek to advance our pipeline programs through preclinical testing and clinical development. In addition, in the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives.

Net cash used in investing activities totaled $66.1 million in the three months ended March 31, 2013, and was primarily a result of the purchase of available-for-sale investments of $103.8 million, partially offset by cash received from the maturity of available for sale investments totaling $43.0 million. Other uses of cash for investing activities included $2.9 million of restricted cash and $2.4 million for capital expenditures. The restricted cash outlay relates to a short-term letter of credit associated with construction activities at our planned headquarters in Lexington, MA. We anticipate cash spent on capital expenditures will continue to increase as we expand our internal production and development capabilities. In the corresponding period of the prior year, net cash used in investing activities totaled $0.2 million and related to capital expenditures.

Financing activities provided cash of approximately $113.1 million in the three months ended March 31, 2013, resulting from net cash received in secondary offerings of $111.1 million and proceeds from the exercise of stock options of $2.0 million. Financing activities provided cash of approximately $84.9 million for the three months ended March 31, 2012, resulting from net cash received in the secondary offering of $84.6 million and proceeds from the exercise of stock options of $0.3 million.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2013, we had an accumulated deficit of approximately $173.3 million. Our cash and cash equivalents and investments balance at March 31, 2013 totaled $308.9 million. We expect to use our existing cash and cash equivalents and investments to continue our research and development programs and commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for sebelipase alfa and other preclinical candidates that we are seeking to develop, and to fund our general and administrative and commercial costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations for more than the next two years.

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

Contractual Obligations and Requirements

As of March 31, 2013, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, contractual purchase obligations and to a lesser extent, minimum contractual payments on licensed technology.

On January 15, 2013, we entered into a lease agreement to accommodate our continued growth and to relocate our corporate headquarters in Lexington, Massachusetts. We will occupy the location in stages as building modifications are completed. We currently anticipate that we will begin occupying a portion of the facility in May 2013. The initial lease term is for 77 months after we begin occupying the entire location, with an option to extend the lease term for two separate three year renewal periods. Future minimum lease payments for the Lexington lease are as follows:

Year Ending December 31,
2013	$167
2014-2019	1,336 (per year	)
2020	334

There have been no other significant changes to our contractual obligations and requirements during the three months ended March 31, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 14, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2013 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”) and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 5, 2013, we entered into a settlement agreement with Shire and Cincinnati Children’s Hospital Research Foundation, an operating division of Children’s Hospital Medical Center, and their respective affiliates under which the parties settled the outstanding sebelipase alfa patent-related issues between them, including revocation actions in the United Kingdom and France and the outstanding opposition in the European Patent Office.

Simultaneously with the execution of the settlement agreement, we entered into a sublicense agreement with Shire whereby we received exclusive, worldwide rights to multiple patents and patent applications owned by Cincinnati Children’s Hospital Research Foundation, and its affiliates, which had been exclusively licensed to, or co-owned with, Shire. The licensed patents and patent applications cover the use of LAL, including for the treatment of LAL Deficiency and atherosclerosis.

Item 1A.	Risk Factors.

RISK FACTORS

Investing in our securities involves risk. Prior to making a decision about investing in our securities, you should carefully consider the specific risk factors discussed below and all of the other information contained or incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. If any of these risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

Our business prospects are largely dependent upon the successful development and commercialization of sebelipase alfa. We are currently enrolling patients in our global ARISE (Acid Lipase Replacement Investigating Safety and Efficacy) clinical trial, a randomized, double-blind, placebo-controlled Phase III trial of sebelipase alfa in children and adults with late onset LAL Deficiency. We are currently enrolling infants with early onset LAL Deficiency in a Phase II/III open-label trial with sebelipase alfa. Before we can commercialize product candidates, including sebelipase alfa, we need to:

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

This process involves a high degree of risk and takes many years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•	failure of the product candidate in preclinical studies;

•	failure of later trials to confirm positive results from earlier preclinical studies or clinical trials;

•	delays or difficulty enrolling patients in clinical trials, particularly for disease indications with small patient populations;

•	failure to identify a sufficient number of patients who meet the clinical trial enrollment criteria and/or who would support commercial launch and subsequent commercialization efforts;

•	patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the effectiveness or superiority of the product candidate;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner, if at all;

•

inability to produce, or sufficiently test the comparability of, drug materials derived from different manufacturing facilities operated by us or from processes run by our third party manufacturing partners which could impact our ability or timing with respect to receiving regulatory approval for our product candidates;

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

Our Phase I/II study in adults with late onset LAL Deficiency completed enrollment in December 2011. Interim data from this study provided encouraging indications regarding safety and tolerability as well as effects consistent with preclinical findings and the known mechanism of action for LAL. We are currently enrolling the global ARISE clinical trial, a randomized, double-blind, placebo-controlled Phase III trial of sebelipase alfa in children and adults with CESD, the late onset form of LAL Deficiency. Our Phase II/III study in infants with early onset LAL Deficiency is currently on-going. We also are developing other product candidates for other rare diseases, including SBC-103 targeting a disease known as MPS IIIB, or Sanfilippo B. In February 2013, we presented preclinical data from the SBC-103 program that shows that dosing with SBC-103 reduces the accumulation of substrate in the brain of an MPS IIIB animal model.

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

Sebelipase alfa is being developed to treat LAL Deficiency, which is very rare. Studies by investigators who screened various populations for a common mutation that causes LAL Deficiency indicate a prevalence range of 1:40,000 to 1:300,000 for late onset LAL Deficiency. There is no (or very little) prevalent population for early onset LAL Deficiency, since these infants rarely survive beyond the first year of life. Potential patients for our product candidates, including sebelipase alfa, may not be adequately diagnosed or identified with the diseases being targeted by our product candidates. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. We are currently enrolling patients in the ARISE trial, a randomized, double-blind, placebo-controlled Phase III trial of sebelipase alfa in children and adults with CESD, the late onset form of LAL Deficiency. We are currently enrolling infants with early onset LAL Deficiency, or Wolman disease, in a Phase II/III open-label trial with sebelipase alfa. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

We have neither obtained marketing approval nor commercialized any of our current product candidates and do not expect to receive marketing approval or generate revenue from the direct sale of our products, including sebelipase alfa, for several years, if ever. We still have only limited experience in conducting clinical trials for sebelipase alfa even though we are currently enrolling patients in the ARISE trial, a randomized, double-blind, placebo-controlled Phase III trial of sebelipase alfa in children and adults with CESD, the late onset form of LAL Deficiency. We are also currently enrolling infants with early onset LAL Deficiency, or Wolman disease, in a Phase II/III open-label trial with sebelipase alfa. Additionally, we are conducting preclinical studies with other product candidates for various other indications. Our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these diseases. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead product candidates, or might be significantly delayed in doing so, which will materially harm our business.

If we infringe the rights of third parties we might have to forgo selling our future products, pay damages, or defend litigation.

If our product candidates, methods, processes, or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and might have to:

•	obtain rights or licenses from such third parties, which might not be available on commercially reasonable terms, if at all;

•	abandon an infringing product candidate;

•	redesign products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; and/or

•	defend or initiate litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of financial and management resources.

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

Any future product that we may bring to the market, including sebelipase alfa, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the efficacy and potential advantages over alternative treatments;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third party insurance coverage or reimbursement in the countries or geographies where patients live.

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

In the U.S. and elsewhere, sales of prescription drugs depend in part on the consumer’s ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services, including those related to rare diseases, in an effort to promote cost containment measures and alternative health care delivery systems. Our prospects for achieving profitability will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third party payors, both in the U.S. and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

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

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of products like ours. Foreign regulations may require us, as sponsor, to be liable for medical outcomes even if an adverse event is not directly related to our product candidate. In addition, the use in our clinical trials of pharmaceutical formulations and products that our potential collaborators may develop and the subsequent sale of these formulations or products by us or our potential collaborators may cause us to bear a portion or all of the product liability risks. As is common for companies sponsoring such clinical testing, we carry product liability insurance. The limit of this insurance may in some instances may be insufficient to offset a negative judgment or settlement payment. As a result, a successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

We currently manufacture the therapeutic protein products used in the production of sebelipase alfa; however, we have limited experience in manufacturing or procuring products in commercial quantities and our manufacturing system has never produced a product approved by regulatory authorities for commercial use. We may not be able to manufacture enough product to conduct clinical trials or for later commercialization at an acceptable cost or at all. We may not be able to produce, or sufficiently test the comparability of, drug materials derived from different manufacturing facilities operating by us or from processes run by our third party manufacturing partners, which could impact our ability or timing with respect to receiving regulatory approval for our product candidates.

Our current and anticipated future reliance on a limited number of third parties to complete the manufacturing process for our products exposes us to certain risks.

We currently rely on third parties to complete the manufacturing process, including purifying, finishing and filling our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

We have licensed technology that is related to our proprietary expression technology from the University of Georgia, University of Minnesota and Pangenix. In addition, we obtained exclusive worldwide rights to multiple patents and patent applications covering the use of LAL for the treatment of LAL Deficiency and atherosclerosis from Shire and Cincinnati Children’s Hospital Research Foundation. We might enter into additional licenses in the future. Licenses to which we are a party contain, and we expect that any future licenses will contain, provisions requiring up-front, milestone, and royalty payments to licensors and other conditions to maintaining the license rights. If we fail to comply with our obligations under any such license, the applicable licensor may have the right to terminate the license on relatively short notice and as a result, we may not be able to commercialize drug candidates or technologies that were covered by the applicable license. Also, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates.

We will be dependent on orphan drug status to commercialize sebelipase alfa and SBC-103. A competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are seeking approval.

We expect to rely heavily on the orphan drug exclusivity for sebelipase alfa and SBC-103, which grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. While the orphan drug exclusivity for sebelipase alfa and SBC-103 will provide market exclusivity in the U.S., Europe, and other countries, we will not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan drug. Even if we have orphan drug exclusivity for a particular drug indication, we cannot guarantee that another company also with orphan drug exclusivity will not receive marketing authorization for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity in the U.S., such as if the later product is shown to be clinically superior to our product, or if the later product is a different drug than sebelipase alfa or SBC-103. Further, the seven-year marketing exclusivity in the U.S. would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

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

Our executive officers and directors, together with their respective affiliates, beneficially own or control approximately 39% of our issued and outstanding common stock. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Our business requires significant funding, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Bioprocessing Services Agreement, between Synageva BioPharma Corp. and FUJIFILM Diosynth Biotechnologies U.S.A. Inc., dated January 22, 2013†

10.2	Exclusive Sublicense Agreement, between Shire AG and Synageva BioPharma Corp., dated April 5, 2013†

10.3	Lease, between the Trustees of Hayden Office Trust and Synageva BioPharma Corp., dated January 15, 2013.†

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC. The confidential portions have been filed separately with the SEC pursuant to the confidential treatment request.

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

Synageva BioPharma Corp.

Date: May 7, 2013	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2013	By:	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.1	Bioprocessing Services Agreement, between Synageva BioPharma Corp. and FUJIFILM Diosynth Biotechnologies U.S.A. Inc., dated January 22, 2013†

10.2	Exclusive Sublicense Agreement, between Shire AG and Synageva BioPharma Corp., dated April 5, 2013†

10.3	Lease, between the Trustees of Hayden Office Trust and Synageva BioPharma Corp., dated January 15, 2013.†

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Link Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC. The confidential portions have been filed separately with the SEC pursuant to the confidential treatment request.

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