Form 10-Q
period 2013-06-30
SYNAGEVA BIOPHARMA CORP
filed 2013-08-07
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23155

SYNAGEVA BIOPHARMA CORP.

(Exact name of registrant as specified in its charter)

Delaware	56-1808663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Hayden Avenue,

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 27,475,913.

SYNAGEVA BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	June 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$47,760	$23,883
Short-term investments	237,068	195,070
Accounts receivable	3,806	2,599
Prepaid expenses and other current assets	8,941	3,555

Total current assets	297,575	225,107
Property and equipment, net	13,207	4,012
Developed technology, net	4,159	5,564
Goodwill	8,535	8,535
Other assets	715	38

Total assets	$324,191	$243,256

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,443	$2,576
Accrued expenses	8,052	5,112
Deferred revenue	2,153	5,391

Total current liabilities	$12,648	$13,079

Other non-current liabilities	717	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at June 30, 2013 and December 31, 2012; 27,352 and 24,467 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	27	24
Additional paid-in capital	506,194	388,936
Accumulated other comprehensive loss	(15)	6
Accumulated deficit	(195,380)	(158,789)

Total stockholders’ equity	310,826	230,177

Total liabilities and stockholders’ equity	$324,191	$243,256

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Royalty revenue	$2,944	$1,447	$4,649	$2,896
Collaboration and license revenue	469	802	3,882	1,694
Other revenue	—	—	—	56

Total revenue	3,413	2,249	8,531	4,646

Costs and expenses:
Research and development	18,454	7,913	31,792	14,059
General and administrative	6,443	3,887	12,097	6,807
Amortization of developed technology	706	675	1,405	1,361

Total costs and expenses	25,603	12,475	45,294	22,227

Loss from operations	(22,190)	(10,226)	(36,763)	(17,581)

Interest income	83	3	172	5

Net loss	$(22,107)	$(10,223)	$(36,591)	$(17,576)

Basic and diluted net loss per share	$(0.81)	$(0.48)	$(1.35)	$(0.84)

Weighted average shares used in basic and diluted per share computations	27,280	21,284	27,055	21,048

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(22,107)	$(10,223)	$(36,591)	$(17,576)
Other comprehensive loss:
Fair market value adjustments of available for sale securities	(20)	—	(12)	—
Foreign currency translation adjustments	(7)	(4)	(9)	(4)

Total other comprehensive loss	(27)	(4)	(21)	(4)

Comprehensive loss	$(22,134)	$(10,227)	$(36,612)	$(17,580)

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
	Consolidated
Cash flows from operating activities
Net Loss	$(36,591)	$(17,576)
Adjustments:
Depreciation and amortization	2,658	1,668
Stock compensation expense	3,586	1,512
Amortization of discount on investments	1,317	—
Acquired in-process research and development	2,500	—
Changes in assets and liabilities:
Accounts receivable	(1,207)	609
Prepaid expenses, other current assets and other assets	(3,196)	255
Accounts payable	(133)	(1,016)
Accrued expenses and other liabilities	1,058	1,089
Deferred revenue	(3,238)	7,803
Deferred rent	92	—

Net cash used in operating activities	(33,154)	(5,656)

Cash flows from investing activities
Purchase of available for sale investments	(162,027)	—
Proceeds from sales and maturities available for sale investments	118,700	—
Purchase of in-process research and development	(2,500)	—
Capital expenditures	(7,941)	(771)
Restricted cash	(2,868)	—

Net cash used in investing activities	(56,636)	(771)

Cash flows from financing activities
Proceeds from issuance of common stock, net	111,245	84,600
Proceeds from exercise of stock options	2,430	459

Net cash provided by financing activities	113,675	85,059

Effect of exchange rate on cash	(8)	(5)

Net increase in cash and equivalents	23,877	78,627
Cash and equivalents at the beginning of period	23,883	60,232

Cash and equivalents at the end of period	$47,760	$138,859

Supplemental schedule of non-cash investing activities
Capital expenditures incurred by not yet paid	2,507	—

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (“Synageva” or the “Company”) is a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases for which there is a high unmet medical need. Synageva’s lead programs include sebelipase alfa (formerly referred to as SBC-102) and SBC-103. Sebelipase alfa is a recombinant form of the human lysosomal acid lipase (“LAL”) enzyme currently under Phase 3 global clinical investigation for the treatment of infants, children and adults with LAL Deficiency, a rare but devastating disease that causes significant morbidity and mortality. SBC 103, a replacement therapy for the treatment of mucopolysaccharidosis IIIB (MPS IIIB), also known as Sanfilippo B syndrome, is currently in preclinical evaluation. Synageva’s additional pipeline programs include other proteins targeting rare diseases that are characterized by significant morbidity and mortality and are selected based on scientific rationale, high unmet medical need, the potential to impact disease course and strategic alignment with our corporate focus. Synageva has not yet received approval to market sebelipase alfa or SBC-103 and is not currently commercializing any other products.

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

The Company has incurred losses since inception and at June 30, 2013, had an accumulated deficit of $195.4 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new collaboration or license agreements. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third-party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

Through June 30, 2013, the Company funded its operations primarily from proceeds of the sale of stock, issuance of convertible notes, royalty proceeds and proceeds from government grants and collaboration agreements. On January 9, 2013, the Company announced the closing of a $117.5 million underwritten public offering of approximately 2.5 million shares of common stock at a price of $47.53. The Company received net proceeds of approximately $111.1 million from this offering. In addition to this offering, the Company received net proceeds of $192.7 million from two public equity offerings in fiscal 2012. The Company intends to use the proceeds from these offerings for general corporate purposes, which may include working capital, capital expenditures, research and development expenditures, preclinical and clinical trial expenditures, commercial expenditures, acquisitions of new technologies or businesses that are complementary to our current technologies and business focus and investments. The Company expects that it will have sufficient cash and cash equivalents to sustain operations for at least the next 18 months.

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

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying disclosures. Although these estimates are based on the information reasonably available and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2013, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

In July 2013, the Financial Accounting Standards Board, or FASB, issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Principles of Consolidation

Synageva’s consolidated financial statements include the accounts of Synageva and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

3.	Fair Value of Financial Instruments

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase of 90 days or less to be cash equivalents. At June 30, 2013 and December 31, 2012, substantially all cash equivalents were U.S. treasury bills and amounts held in money market accounts at commercial banks.

Investments

All of the Company’s investments were classified as available-for-sale at June 30, 2013 and December 31, 2012. The principal amounts of short-term investments are summarized in the tables below:

	Less Than 12 Months to Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)

Balance at June 30, 2013:
U.S. Treasury securities	$237,065	$3	$—	$237,068

Total	$237,065	$3	$—	$237,068

Balance at December 31, 2012:
U.S. Treasury securities	$195,055	$15	$—	$195,070

Total	$195,055	$15	$—	$195,070

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of June 30, 2013 or December 31, 2012.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	June 30, 2013	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$18,975	$18,975	$—	$—
US treasury securities	8,505	8,505	—	$—
Marketable securities
US treasury securities	$237,068	$237,068	$—	$—

Total	$264,548	$264,548	$—	$—

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	December 31, 2012	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$10,387	$10,387	$—	$—
US treasury securities	10,011	10,011	—	$—
Marketable securities
US treasury securities	$195,070	$195,070	$—	$—

Total	$215,468	$215,468	$—	$—

4.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets consist of the following:

	June 30, 2013	December 31, 2012
Prepaid clinical, manufacturing, and scientific costs	$4,033	$1,598
Restricted cash – short-term letters of credit (1)	2,905	37
Interest receivable	737	603
Prepaid insurance	631	896
Other	635	421

	$8,941	$3,555

(1)	Restricted cash of $2.9 million at June 30, 2013 primarily relates to a short-term letter of credit associated with construction activities at our Lexington headquarters.

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Accrued compensation, benefits and withholdings	$2,362	$1,862
Clinical, manufacturing and scientific costs	3,099	1,978
Professional fees	620	685
Accrued capital expenditures (1)	1,472	—
Other	499	587

	$8,052	$5,112

(1)	Total incurred but not yet paid capital expenditures totaled $2,507, as disclosed on the statement of cash flows. The remaining $1,035 of the total was included in our accounts payable and other non-current liabilities balances as of June 30, 2013.

5.	Share Based Payments

The Company’s stock-based compensation plans include the 1996 Stock Option Plan and the 2005 Stock Plan, as well as options outstanding under Trimeris Inc.’s 1993 Plan and 2007 Stock Incentive Plan. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term, and the exercise price.

The 2005 Stock Plan is the only existing equity compensation plan from which the Company may make equity-based awards to employees, directors and consultants. At the Company’s annual meeting of stockholders held June 6, 2013, stockholders approved amendments to the 2005 Stock Plan to increase the number of shares of common stock available for issuance by 1.5 million shares, increasing the maximum number of shares that may be issued under the 2005 Stock Plan to approximately 4.9 million shares. Shares subject to outstanding awards under the 2005 Stock Plan totaled 2.6 million as of June 30, 2013. At June 30, 2013, there were 1.2 million shares remaining available for grant under the 2005 Stock Plan.

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to use payroll deductions to purchase shares of the Company’s common stock at a discount of 15%. The plan is considered a compensatory employee stock purchase plan, results in incremental stock-based compensation expense in future periods. Option periods under the ESPP run from January 1 to June 30 and July 1 to December 31 of each year. The first purchase occurred on June 30, 2013, and 5.3 shares were issued with the purchase.

A summary of stock option activity under all equity plans for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,529	$25.06
Options granted	806	40.90
Options exercised	(407)	5.97
Options canceled or expired	(99)	85.41

Outstanding at June 30, 2013	2,829	$30.22

The Company recognized stock-based compensation expense on all stock option awards for the three and six months ended June 30, 2013 and 2012, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Research and development	$712	$226	$1,376	$431
General and administrative	1,158	687	2,210	1,081

	$1,870	$913	$3,586	$1,512

6.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

	Unrealized Gains on Available for Sale Securities	Translation Adjustments	Total
Balance, as of December 31, 2012	15	(9)	6
Other comprehensive loss before reclassifications	(12)	(9)	(21)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive loss	(12)	(9)	(21)

Balance, as of June 30, 2013	3	(18)	(15)

Securities Available for Sale: Balances included within accumulated other comprehensive income (loss) related to unrealized holding gains (losses). There were no amounts reclassified from accumulated other comprehensive income (loss) during the three and six months ended June 30, 2013.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator:
Net loss	$(22,107)	$(10,223)	$(36,591)	$(17,576)
Denominator
Weighted average common shares
Denominator for basic calculation	27,280	21,284	27,055	21,048
Denominator for diluted calculation	27,280	21,284	27,055	21,048
Net loss per share:
Basic	$(0.81)	$(0.48)	$(1.35)	$(0.84)
Diluted	$(0.81)	$(0.48)	$(1.35)	$(0.84)

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

	June 30,
	2013	2012
Options to purchase common stock	2,829	2,750

8.	License Agreements and Collaborations

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

The Company evaluated the collaboration agreements in order to determine whether the deliverables at the inception of the agreements: (i) the upfront license payments, (ii) the research services during the development periods, and (iii) the JSC’s participation should be accounted for as a single unit or multiple units of accounting. The Company concluded that the upfront license payments do not have standalone value to Mitsubishi Tanabe because (i) Mitsubishi Tanabe does not have the ability to transfer or sublicense and (ii) the activities to be conducted during the development period are highly dependent on the Company’s unique knowledge and understanding of its proprietary technology which is critical to optimizing the compounds. The Company determined that the JSC is a deliverable through the development period. In both agreements, the Company concluded that there are two units of accounting which are being delivered over the same performance period. Under both agreements, we recognize revenue using the proportional performance method, which results in both upfront payments and reimbursed research and development payments being recognized over the development term which is our performance period. We measure our proportional performance based on the development hours incurred to date compared to the estimated total development hours.

Revenue recognized under the first and second Mitsubishi Tanabe development programs totaled $0.3 million and $0.2 million for the three months ended June 30, 2013, respectively, and $0.8 million and $3.1 million for the six months ended June 30, 2013, respectively. As of June 30, 2013, the deferred revenue balance includes $1.1 million and $1.0 million related to the first and second development programs, respectively. For the first and second Mitsubishi Tanabe programs we estimate we will complete our remaining performance obligations in the first half of 2014, and the fourth quarter of 2013, respectively.

9.	Commitments and Contingencies

On April 5, 2013, the Company, Shire Human Genetics Therapies, Inc. and its affiliates (“Shire”) and Cincinnati Children’s Hospital Research Foundation, an operating division of Children’s Hospital Medical Center, and their respective affiliates entered into a settlement agreement under which the parties settled the outstanding sebelipase alfa related patent issues between them, including the revocation actions in the United Kingdom and France and the outstanding opposition in the European Patent Office.

Simultaneously with the execution of the settlement agreement, the Company entered into a sublicense agreement with Shire whereby the Company received exclusive, worldwide rights to multiple patents and patent applications owned by Cincinnati Children’s Hospital Research Foundation, and its affiliates, which had been exclusively licensed to, or co-owned with, Shire. The patents and patent applications cover the use of LAL including for the treatment of LAL Deficiency and atherosclerosis. These additional patents and patent applications complement the Company’s intellectual property portfolio covering its LAL Deficiency program including its patents and patent applications for composition of matter, methods of use, and manufacturing.

In exchange for the settlement and the rights acquired from Shire, the Company paid an upfront payment of $2.5 million, and will be obligated to make two sales-based milestones (each a low single-digit million dollar payment), and low, single-digit percentage tiered royalty payments on sales of sebelipase alfa in the U.S. and certain countries in Europe. The obligation to make tiered royalty payments is expected to expire in 2021. The Company expensed the $2.5 million upfront license payment as in-process research and development expense in the second quarter of fiscal 2013.

Occupancy Arrangements

On January 15, 2013, the Company entered into a lease agreement to accommodate the Company’s continued growth and to relocate its corporate headquarters in Lexington, Massachusetts. The Company will occupy the location in stages as building modifications are completed. The Company began occupying a portion of the facility in the second quarter of 2013. The initial lease term is for 77 months after the Company begins occupying the entire location, with an option to extend the lease term for two separate three year renewal periods. Future minimum lease payments for the Lexington lease are as follows (in thousands):

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

Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases for which there is an unmet medical need. Our management team is experienced in the development and commercialization of drugs for diseases with small patient populations, including clinical and translational research, working with payors to establish reimbursement, and designing and building commercial organizations to reach highly specialized physicians to facilitate patient identification. Our lead programs include sebelipase alfa for lysosomal acid lipase deficiency, or LAL Deficiency, and SBC-103 for mucopolysaccharidosis IIIB (MPS IIIB), also known as Sanfilippo B syndrome.

Sebelipase alfa for LAL Deficiency

LAL Deficiency is a rare autosomal recessive lysosomal storage disease, or LSD, caused by a marked decrease in LAL enzyme activity. LAL Deficiency in children and adults, sometimes called Cholesteryl Ester Storage Disease, or CESD, is an underappreciated cause of cirrhosis and accelerated atherosclerosis. These complications are due to the buildup of fatty material in the liver, blood vessel walls and other tissues and organs as a result of decreased LAL enzyme activity. Infants with LAL Deficiency, sometimes called Wolman disease, suffer from the most rapidly progressive form of LAL Deficiency that is usually fatal within the first six months of life. Affected infants develop severe malabsorption, growth failure and liver failure. There are no approved therapies for LAL Deficiency.

Sebelipase alfa is a recombinant form of the human lysosomal acid lipase enzyme, or LAL, currently under Phase 3 global clinical investigation for the treatment of infants, children and adults with LAL Deficiency. Sebelipase alfa has been granted orphan designations by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA), and the Japanese Ministry of Health, Labour and Welfare. Additionally, sebelipase alfa received fast track designation by the FDA, and Breakthrough Therapy designation by the FDA for early onset LAL Deficiency.

Phase 3 ARISE trial and Phase 1/2 extension study for sebelipase alfa in LAL Deficiency

The ARISE trial (Acid Lipase Replacement Investigating Safety and Efficacy), is a randomized, double-blind, placebo-controlled study with sebelipase alfa in children and adults with LAL Deficiency and is designed to assess the effects of sebelipase alfa on a broad range of abnormalities associated with the disease. Patients enrolled in the trial are randomized to infusions of sebelipase alfa (1 mg/kg, every other week) or placebo during the 20-week, double-blind treatment period and then allowed to enter into a long-term, open-label extension period. The efficacy and safety results from the double-blind treatment period will be used to support submissions for product registration. Dosing of patients in this trial began in February of this year and the company continues to expect enrollment to complete during 2014.

In addition to enrolling the ongoing Phase 3 ARISE trial in children and adults, patients continue to receive infusions with sebelipase alfa in the Phase 1/2 extension trial in adults with LAL Deficiency. One-year data from the Phase 1/2 extension trial with sebelipase alfa presented at the European Society for Paediatric Gastroenterology, Hepatology and Nutrition, or ESPGHAN, meeting in May of this year demonstrated sustained reductions in markers of liver damage with both ALT and AST, frequently into the normal range. In addition, sebelipase alfa improved the dyslipidemia associated with LAL Deficiency as measured by LDL-C, total cholesterol and triglycerides. Most adverse events were mild and unrelated to sebelipase alfa. As previously reported, one patient with a moderate (Grade 2) allergic type infusion-related reaction paused treatment with sebelipase alfa at nine months of the extension study, pending further tests. As an update, this patient has now completed these tests and the safety committee recommended the patient recommence treatment in the extension trial.

SBC-103 for MPS IIIB

The mucopolysaccharidoses (MPS) consist of a group of rare LSDs caused by a deficiency of enzymes needed to break down complex sugars called glycosaminoglycans. The MPS III syndromes (also known as Sanfilippo syndromes) share complications with other MPS diseases but represent a clinically distinct subset with marked central nervous system degeneration. MPS IIIB is caused by a marked decrease in alpha-N-acetyl-glucosaminidase (NAGLU) enzyme activity which leads to the buildup of abnormal sugars called heparan sulfate disaccharides (HSD) in the brain and other organs. The accumulation of abnormal HSD, particularly in the central nervous system, leads to severe cognitive decline, behavioral problems, speech loss, increasing loss of mobility, and premature death. There are no approved therapies for MPS IIIB.

SBC-103 is a recombinant form of the human NAGLU enzyme we are developing as an enzyme replacement therapy for MPS IIIB. Using various dosing approaches, SBC-103 reduced HSD substrate storage in the brains, liver and kidney tissues in an MPS IIIB animal model. SBC-103 has been granted orphan designation by the FDA and the EMA. We plan to be in clinical trials with SBC-103 during the first half of 2014.

About our additional pipeline programs and manufacturing platform

Our additional pipeline programs include other proteins targeting rare diseases at various stages of preclinical development. These diseases are characterized by significant morbidity and mortality and are selected based on scientific rationale, high unmet medical need, potential to impact disease course and strategic alignment with our corporate focus. In addition to these first-mover pipeline programs, we are leveraging the manufacturing platform further to develop improved biologic therapies for diseases with high unmet medical need.

Our proprietary manufacturing platform utilizes technology to produce drug product with consistent characteristics that enable robustness and flexibility during scale-up. In addition, the platform can provide favorable structural properties for bio-distribution and cell targeting in comparison to glycoproteins produced from other sources.

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

Revenue

Royalty Revenue

Royalty revenues are recognized in the period earned, based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. Royalty revenue relates to amounts earned from the sale of FUZEON by Hoffman-La Roche, Inc. (“Roche”). The FUZEON royalty stream was acquired in the Reverse Merger in the fourth quarter of fiscal 2011.

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

Other Revenue

Other revenues relate to a National Institutes of Health (“NIH”) grant where revenue was recognized through the first quarter of fiscal 2012.

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

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

Revenues

The following table presents total revenue for the three months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change

Royalty revenue	$2,944	$1,447	$1,497	104%
Collaboration and license revenue	469	802	(333)	(42)

Total revenue	$3,413	$2,249	$1,164	52%

Total revenues increased by approximately $1.2 million for the three months ended June 30, 2013, as compared to the comparable period of the prior year. The increase in revenues was primarily the result of higher FUZEON royalty revenue.

Royalty revenues of $2.9 million increased $1.5 million from the comparable period of the prior year and relate to the royalty payment earned from Roche, based on total worldwide net sales of FUZEON. Royalty revenues were higher, primarily due to a large non-recurring sale. FUZEON royalty revenues are unpredictable, as we are not marketing the product and large scale sales in certain regions can cause quarter to quarter variability. Collaboration and license revenue for the three months ended June 30, 2013 primarily relates to revenue recognized from development programs with Mitsubishi Tanabe. For the three months ended June 30, 2013, we recognized $0.3 million and $0.2 million related to the first and second Mitsubishi Tanabe programs, respectively. In the comparable three month period of the prior year, we recognized $0.4 million and $0.4 million related to the first and second programs, respectively.

The following table presents total revenue for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change

Royalty revenue	$4,649	$2,896	$1,753	61%
Collaboration and license revenue	3,882	1,694	2,188	129%
Other revenue	—	56	—	—

Total revenue	$8,531	$4,646	$3,885	84%

Total revenues increased by approximately $3.9 million for the six months ended June 30, 2013, as compared to the comparable six month period of the prior year. The increase in revenues was the result of higher collaboration revenue of $2.2 million and higher FUZEON royalty revenue of $1.8 million (as discussed above). For the six months ended June 30, 2013, we recognized $0.8 million and $3.1 million related to the first and second Mitsubishi Tanabe programs, respectively. For the six months ended June 30, 2012, we recognized $1.2 million and $0.4 million for the programs, respectively.

As of June 30, 2013, our deferred revenue balance related to both of the Mitsubishi Tanabe collaboration agreements, totaled $1.1 million and $1.0 million, respectively. We expect to recognize both the upfront payments and additional funded development payments related to both arrangements over the next year, in proportion to our performance under the arrangements.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$4,171	$2,312	$1,859	80%
Clinical trials and manufacturing	7,254	3,727	3,527	95
In-process research and development	2,500	—	2,500	—
Development and other external services	1,856	784	1,072	137
Facilities and related	1,744	766	978	128
Stock-based compensation expense	712	226	486	215
Other	217	98	119	121

Total research and development expense	$18,454	$7,913	$10,541	133%

Research and development expense increased by approximately $10.5 million, or 133%, to $18.5 million for the three months ended June 30, 2013 as compared to $7.9 million for the three months ended June 30, 2012. The increase in total research and development expense is due to increased clinical trial costs, manufacturing fees and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was $2.5 million of in-process research and development and higher facilities and related expenses of $1.0 million. In-process research and development expense relates to an upfront license payment made to Shire Human Genetics Therapies, Inc. and its affiliates (“Shire”) to sublicense multiple patent and patent applications relating to the use of LAL for the treatment of LAL Deficiency and atherosclerosis, which complement our intellectual property portfolio covering our LAL Deficiency program. Higher facilities expenses primarily relates to increased costs to operate our manufacturing facilities and depreciation costs for both manufacturing and lab facilities. Additionally, for the three months ended June 30, 2013, research and development expense includes $0.7 million of stock-based compensation expense, compared to $0.2 million in the comparable prior year period. We expect research and development expense to continue to increase as development activities for sebelipase alfa, SBC-103 and our other pipeline programs continue.

Research and development expenses for the six months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$7,909	$4,576	$3,333	73%
Clinical trials and manufacturing	13,264	6,043	7,221	120
In-process research and development	2,500	—	2,500	—
Development and other external services	3,091	1,446	1,645	114
Facilities and related	3,173	1,330	1,843	139
Stock-based compensation expense	1,376	431	945	219
Other	479	233	246	106

Total research and development expense	$31,792	$14,059	$17,733	126%

Research and development expense increased by approximately $17.7 million, or 126%, to $31.8 million for the six months ended June 30, 2013 as compared to $14.1 million for the six months ended June 30, 2012. The increase in total research and development expense is due to increased clinical trial costs, manufacturing fees and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was $2.5 million of in-process research and development and higher facilities and related expenses of $1.8 million. In-process research and development expense relates to an upfront license payment made share, as discussed above. Higher facilities expenses primarily relate to increased costs to operate our manufacturing facilities and depreciation costs for our manufacturing and lab facilities. Additionally, for the three months ended June 30, 2013, research and development expense includes $1.4 million of stock-based compensation expense, compared to $0.4 million in the comparable prior year period. We expect research and development expense to continue to increase as development activities for sebelipase alfa, SBC-103 and our other pipeline programs continue.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$2,665	$1,542	$1,123	73%
External services	2,471	1,567	904	58
Facilities related and other	149	91	58	64
Stock-based compensation expense	1,158	687	471	69

Total general and administrative expense	$6,443	$3,887	$2,556	66%

General and administrative expense increased by approximately $2.6 million to $6.4 million for the three months ended June 30, 2013 as compared to $3.9 million for the comparable period of the prior year. The increase was primarily due to higher compensation-related expenses of $1.6 million, including increased stock-based compensation expense of $0.5 million, resulting from hiring additional staff to support the growing company and pre-commercial preparations. External service costs also contributed $0.9 million to the period-over-period increase, primarily due to increased consulting, accounting, patent and pre-commercial related activities.

General and administrative expenses for the six months ended June 30, 2013 and 2012 are summarized as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$5,143	$2,953	$2,190	74%
External services	4,481	2,537	1,944	77
Facilities related and other	263	236	27	11
Stock-based compensation expense	2,210	1,081	1,129	104

Total general and administrative expense	$12,097	$6,807	$5,290	78%

General and administrative expense increased by approximately $5.3 million to $12.1 million for the six months ended June 30, 2013 as compared to $6.8 million for the comparable period of the prior year. The increase was primarily due to higher compensation-related expenses of $3.3 million, including increased stock-based compensation expense of $1.1 million, resulting from hiring additional staff to support the growing company and pre-commercial preparations. External service costs also contributed $1.9 million to the period-over-period increase in expense and were primarily due to increased consulting, accounting, patent and pre-commercial related activities.

Amortization of Developed Technology

Costs recognized for the amortization of developed technology for the three and six months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Amortization of developed technology	706	675	31	5%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Amortization of developed technology	1,405	1,361	44	3%

We recognized $0.7 million and $1.4 million of costs related to the amortization of developed technology in the three and six months ended June 30, 2013 and 2012, respectively. Amortization of developed technology is computed using an accelerated method based on the undiscounted actual cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows from the asset.

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

We do not expect to generate any revenue from the direct sale of products currently in development for several years, if ever. As a result of our acquisition of Trimeris, we receive royalties from the sale of FUZEON by Roche, which we expect to decrease over time. A significant portion of our revenues for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON, up-front license payments and funded research and development that we may receive under existing or new collaboration agreements, if any.

As of June 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $284.8 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of U.S. treasury bills and amounts held in money market funds.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office, laboratory, and manufacturing facilities, fees paid in connection with preclinical studies, clinical studies, outsourced manufacturing, laboratory supplies, consulting fees and commercial, legal and accounting fees. We expect that costs associated with clinical studies and manufacturing costs as well as commercial planning costs will increase in future periods as sebelipase alfa advances into further stages of clinical testing and our other preclinical candidates, including SBC-103, move forward in development.

Net cash used in operating activities was $33.2 million for the six months ended June 30, 2013, and was primarily the result of a net loss of $36.6 million, the drivers of which are discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the first half of fiscal 2013. Non-cash items partially offsetting net loss include depreciation of fixed assets of $1.3 million, amortization of developed technology of $1.4 million, stock-based compensation of $3.6 million, and the amortization of discount on available for sale investments of $1.3 million. Cash used for in-process research and development of $2.5 million is presented as an adjustment to cash flows from operating activities and classified as a cash use from investing activities. Changes in operating assets and liabilities resulted in a net use of cash of $6.6 million, which was primarily the result of increased prepaid expenses and other assets of $3.2 million, decreased deferred revenue of $3.2 million and increased accounts receivable of $1.2 million from December 31, 2012. These changes were partially offset by net increases in accrued expenses, other liabilities and deferred rent of approximately $1.2 million. The increase in prepaid expense and other assets was primarily driven by cash outlays for clinical and manufacturing activities, the details of which are disclosed in further detail in Note 4, “Supplemental Balance Sheet Information.” The decrease in deferred revenue in the period was primarily the result of the recognition of upfront license fees related to the Mitsubishi Tanabe development programs.

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

Net cash used in investing activities totaled $56.6 million in the first half of fiscal 2013, and was primarily a result of the purchase of available-for-sale investments of $162.0 million, partially offset by cash received from the maturity of available for sale investments totaling $118.7 million. Other uses of cash for investing activities included $7.9 million for capital expenditures, $2.9 million of restricted cash and $2.5 million of in-process research and development costs, as discussed in the “Results of Operations – Research and Development Expenses.” The restricted cash outlay relates to a short-term letter of credit associated with construction activities at our headquarters in Lexington, MA. Capital expenditures of $7.9 million primarily relate to leasehold improvements at our production, lab and office locations. Cash used for capital expenditures in the statement of cash flows does not include $2.5 million for amounts that were incurred, but not yet paid as of June 30, 2013. We anticipate cash spent on capital expenditures will continue to increase as we expand and improve our internal production and development facilities. In the corresponding period of the prior year, net cash used in investing activities totaled $0.8 million and related to capital expenditures.

Financing activities provided cash of approximately $113.7 million in the first half of fiscal 2013, resulting from net cash received in secondary offerings of $111.1 million, net cash from issuance of stock in conjunction with our Employee Stock Purchase Plan of $0.2 million and proceeds from the exercise of stock options of $2.4 million. Financing activities provided cash of approximately $85.1 million for the comparable period of the prior year, resulting from net cash received in the secondary offering of $84.6 million and proceeds from the exercise of stock options of $0.5 million.

Funding Requirements

We have incurred significant losses since our inception. As of June 30, 2013, we had an accumulated deficit of approximately $195.4 million. Our cash and cash equivalents and investments balance at June 30, 2013 totaled $284.8 million. We expect to use our existing cash and cash equivalents and investments to continue our research and development programs and commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for sebelipase alfa, SBC-103 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative and commercial costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations for at least the next 18 months.

Our ability to finance our operations into the future and to generate revenues will depend heavily on our ability to obtain favorable results in the ongoing clinical trials of sebelipase alfa and to successfully develop and commercialize sebelipase alfa. We expect that our significant sources of cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON and additional collaboration revenues, if any. Net sales of FUZEON by Roche have decreased over the last several years and are expected to continue to decline in the future.

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

Contractual Obligations and Requirements

As of June 30, 2013, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, contractual purchase obligations and to a lesser extent, minimum contractual payments on licensed technology.

On January 15, 2013, we entered into a lease agreement to accommodate our continued growth and to relocate our corporate headquarters in Lexington, Massachusetts. We will occupy the location in stages as building modifications are completed. We began occupying a portion of the facility in the second quarter of fiscal 2013. The initial lease term is for 77 months after we begin occupying the entire location, with an option to extend the lease term for two separate three year renewal periods. Future minimum lease payments for the Lexington lease are as follows (in thousands):

Year Ending December 31,
2013	$167
2014-2019	1,336 (per year	)
2020	334

Additional manufacturing facility established in Massachusetts

Synageva’s manufacturing operations include approximately 64,000 square feet of office, research, manufacturing and laboratory facilities located in Georgia. The company recently established an additional manufacturing facility located in Massachusetts of approximately 39,000 square feet to further supply protein therapeutics for sebelipase alfa, SBC-103 and its additional pipeline programs.

There have been no other significant changes to our contractual obligations and requirements during the six months ended June 30, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2013 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”) and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 9, “Commitments and Contingencies,” in the accompanying notes to condensed consolidated financial statements within Item 1 of Part I in this report, which is incorporated herein by reference.

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

Risks Related to Our Business

We are largely dependent on the success of sebelipase alfa. All of our product candidates, including sebelipase alfa, are still in either preclinical or clinical development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize sebelipase alfa, or experience significant delays in doing so, our business will be materially harmed.

Our business prospects are largely dependent upon the successful development and commercialization of sebelipase alfa. We are currently enrolling patients in our global ARISE (Acid Lipase Replacement Investigating Safety and Efficacy) clinical trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency. We are currently enrolling infants with LAL Deficiency in a Phase 2/3 open-label trial with sebelipase alfa. Before we can commercialize product candidates, including sebelipase alfa, we need to:

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

This process involves a high degree of risk and takes many years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•	failure of the product candidate in preclinical studies;

•	failure of later trials to confirm positive results from earlier preclinical studies or clinical trials;

•	delays or difficulty enrolling patients in clinical trials, particularly for disease indications with small patient populations;

•	failure to identify a sufficient number of patients who meet the clinical trial enrollment criteria and/or who would support commercial launch and subsequent commercialization efforts;

•	patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the safety, effectiveness or superiority of the product candidate;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner, if at all;

•

inability to produce, or sufficiently test, comparable or consistent drug materials derived from different manufacturing facilities operated by us or from processes run by our third party manufacturing partners which could impact our ability or timing with respect to receiving regulatory approval for our product candidates;

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

In addition, a regulatory authority may deny or delay an approval because it is not satisfied with the structure or conduct of clinical trials or due to its assessment of the data we supply. A regulatory authority, for instance, may not believe that we have adequately addressed negative safety signals or shown sufficient efficacy in the patient population studied in the clinical trial. Clinical data is subject to varied interpretations, and regulatory authorities may disagree with our assessments of data. In any such case, a regulatory authority could insist that we provide additional data, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies.

The results of our clinical trials may not prove sufficient to obtain regulatory approval of our product candidates, and subsequent trials may fail to replicate promising data seen in earlier preclinical studies and clinical trials.

Interim data from an ongoing Phase 1/2 extension study with sebelipase alfa in adults with LAL Deficiency provided encouraging results regarding safety and tolerability as well as effects consistent with preclinical findings and the known mechanism of action for LAL. We are currently enrolling the global ARISE clinical trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency. Our Phase 2/3 trial in infants with LAL Deficiency is currently on-going. We also are developing other product candidates for other rare diseases, including SBC-103 targeting a disease known as MPS IIIB, or Sanfilippo B. In February 2013, we presented preclinical data from the SBC-103 program that shows that dosing with SBC-103 reduces the accumulation of substrate in the brain of an MPS IIIB animal model.

Promising results in our preclinical studies or clinical trials may not be replicated in ongoing and future studies or trials, and final data analysis may differ from interim data analysis. Even if our additional trials of sebelipase alfa are conducted and completed as planned, the results may not prove sufficient to obtain regulatory approval. Success in preclinical testing does not ensure success in clinical trials, and success in early stage clinical trials does not ensure success in later clinical trials. This can be the result of a variety of reasons, including variations in patient populations, adjustments to clinical trial protocols or designs as compared to earlier testing or trials, or the use of additional trial sites or investigators. Phase 3 clinical trials often fail to replicate encouraging results seen in preclinical studies and early clinical trials. We will incur substantial expenses moving our product candidates through stages of development, with no assurance that any of our product candidates will ultimately be commercialized. Future studies may, for example, indicate safety concerns that regulatory authorities view as unacceptable. Final data analysis of our completed, ongoing and future clinical trials may fail to demonstrate that our product candidates are sufficiently safe and effective for pursued indications. Any such failure could cause us to abandon a product candidate, substantially delay development of other product candidates, or require substantial expenditures to conduct additional trials. Both preclinical and clinical data are often susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining regulatory approval of the affected product candidate and, consequently, our ability to commercialize that product candidate and potentially our other product candidates. Development and commercialization of therapies for rare diseases requires expenditure of significant funds with no assurance of success.

We may find it difficult to enroll patients in our clinical trials.

Sebelipase alfa is being developed to treat LAL Deficiency, which is very rare. Studies by investigators who screened various populations for a common mutation that causes LAL Deficiency indicate a prevalence range of 1:40,000 to 1:300,000 for LAL Deficiency in children and adults. There is no (or very little) prevalent population for infants with LAL Deficiency, since these infants rarely survive beyond the first year of life. Potential patients for our product candidates, including sebelipase alfa, may not be adequately diagnosed or identified with the diseases being targeted by our product candidates. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. We are currently enrolling patients in the ARISE trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency. We are currently enrolling infants with LAL Deficiency, also known as Wolman disease, in a Phase 2/3 open-label trial with sebelipase alfa. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

•

the number of patients required for clinical trials may be larger than we anticipate or are able to enroll, or participants may drop out of, or not qualify for, clinical trials at a higher rate than we anticipate;

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

We have neither obtained marketing approval nor commercialized any of our current product candidates and do not expect to receive marketing approval or generate revenue from the direct sale of our products, including sebelipase alfa, for several years, if ever. We still have only limited experience in conducting clinical trials for sebelipase alfa even though we are currently enrolling patients in the ARISE trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency. We are also currently enrolling infants with LAL Deficiency in a Phase 2/3 open-label trial with sebelipase alfa. Additionally, we are conducting preclinical studies with other product candidates for various other indications. Our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these diseases. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead programs, or might be significantly delayed in doing so, which will materially harm our business.

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

We focus our research and product development on treatments for rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. For example, studies estimate the prevalence of LAL Deficiency in children and adults to be between 1:40,000 and 1:300,000. These estimates may prove to be incorrect and new studies may change the estimated prevalence of these diseases. If the estimates are incorrect, and the prevalence rate is lower than we anticipate, our commercial business may suffer.

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

Any future product that we may bring to the market, including sebelipase alfa, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects of the product, including any limitations or warnings contained in a product’s approved labeling;

•	the efficacy and potential advantages over alternative treatments;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third party insurance coverage or reimbursement in the countries or geographies where patients live.

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

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of products like ours. Foreign regulations or clinical sites may require us, as sponsor, to be liable for medical outcomes even if an adverse event is not directly related to our product candidate. In addition, the use in our clinical trials of pharmaceutical formulations and products that our potential collaborators may develop and the subsequent sale of these formulations or products by us or our potential collaborators may cause us to bear a portion or all of the product liability risks. As is common for companies sponsoring such clinical testing, we carry product liability insurance. This insurance may in some instances may be insufficient to offset a negative judgment or settlement payment. As a result, a successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

We currently manufacture the therapeutic protein products used in the production of sebelipase alfa; however, we have limited experience in manufacturing or procuring products in commercial quantities and our manufacturing system has never produced a product approved by regulatory authorities for commercial use. We may not be able to manufacture enough product to conduct clinical trials or for later commercialization at an acceptable cost or at all. We may not be able to produce, or sufficiently test comparable drug materials derived from different manufacturing facilities operating by us or from processes run by our third party manufacturing partners, which could impact our ability or timing with respect to receiving regulatory approval for our product candidates.

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

The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our competitors include organizations such as major multinational pharmaceutical companies, established biotechnology companies and specialty pharmaceutical and generic drug companies. Many competitors have greater financial and other resources than we have, such as larger research and development staff, more extensive marketing, distribution, sales and manufacturing organizations and experience, more extensive clinical trial and regulatory experience, expertise in prosecution of intellectual property rights and access to development resources like personnel and technology. As a result, these companies may develop or improve existing technologies that make our manufacturing technology or product candidates obsolete or they may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products.

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

•

our competitors, many of which have substantially greater resources than we do and many of which might make significant investments in competing technologies, might seek, or might already have obtained, patents that will limit, interfere with, make obsolete, or eliminate our ability to make, use, and sell our potential products either in the U.S. or in international markets;

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has issued regulations and procedures to govern administration of the Leahy-Smith Act, but many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We expect to rely heavily on the orphan drug designation for sebelipase alfa and SBC-103, which grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. While the orphan drug designation for sebelipase alfa and SBC-103 will provide market exclusivity in the U.S., Europe, and other countries, we will not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan drug. Even if we have orphan drug designation for a particular drug indication, we cannot guarantee that another company also with orphan drug designation will not receive marketing authorization for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Also, we cannot guarantee that another company with orphan drug designation will not receive marketing authorization for the same indication at the same time we do. In this case, both companies would receive market exclusivity, which could have a material adverse effect on sales in that market. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity in the U.S., such as if the later product is shown to be clinically superior to our product, or if the later product is a different drug than sebelipase alfa or SBC-103. Further, the seven-year marketing exclusivity in the U.S. would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

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

Royalties on sales of FUZEON are currently a significant source of revenue for us. FUZEON competes with numerous existing therapies for the treatment of HIV. From 2007 through 2012, overall FUZEON net sales reported by our commercialization partner Hoffman-La Roche, Inc., or Roche, have declined, totaling $112.2 million, $88.4 million, $50.7 million and $41.3 million for fiscal 2009, 2010, 2011 and 2012, respectively. We cannot predict if or when sales levels for FUZEON will stabilize.

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

We may spend substantial resources to hire additional employees or pursue acquisitions of new technologies or businesses that we would expect to be complementary to our current technologies or business focus through mergers, acquisitions, licensing arrangement or other contractual arrangements with third parties. Acquisitions of technologies, companies or product rights involve numerous risks, including potential difficulties in the integration of acquired operations such as retaining key employees of the acquired business, integrating research and development programs, not meeting financial objectives, increased costs, undisclosed liabilities not covered by insurance or terms of acquisition, and diversion of management’s attention and resources in connection with an acquisition. No assurance can be given as to our success in identifying, executing, and integrating acquisitions in the future.

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

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a company with limited historical revenues, which makes it difficult to assess our future viability.

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

Synageva BioPharma Corp.

Date: August 7, 2013	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	By:	/s/ Carsten Boess
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