Form 10-Q
period 2013-09-30
SYNAGEVA BIOPHARMA CORP
filed 2013-11-04
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2013 was 30,738,152.

SYNAGEVA BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$216,870	$23,883
Short-term investments	218,607	195,070
Accounts receivable	1,142	2,599
Prepaid expenses and other current assets	6,609	3,555

Total current assets	443,228	225,107
Property and equipment, net	15,527	4,012
Developed technology, net	3,867	5,564
Goodwill	8,535	8,535
Other assets	726	38

Total assets	$471,883	$243,256

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,545	$2,576
Accrued expenses	10,142	5,112
Deferred revenue	1,835	5,391

Total current liabilities	$13,522	$13,079

Other non-current liabilities	1,573	—
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at September 30, 2013 and December 31, 2012; 30,685 and 24,467 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	31	24
Additional paid-in capital	680,244	388,936
Accumulated other comprehensive income (loss)	16	6
Accumulated deficit	(223,503)	(158,789)

Total stockholders’ equity	456,788	230,177

Total liabilities and stockholders’ equity	$471,883	$243,256

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Royalty revenue	$1,054	$2,132	$5,703	$5,028
Collaboration and license revenue	315	3,296	4,197	4,990
Other revenue	—	—	—	56

Total revenue	1,369	5,428	9,900	10,074

Costs and expenses:
Research and development	22,676	10,379	54,468	24,439
General and administrative	6,597	4,244	18,694	11,051
Amortization of developed technology	292	994	1,697	2,354

Total costs and expenses	29,565	15,617	74,859	37,844

Loss from operations	(28,196)	(10,189)	(64,959)	(27,770)

Interest income	73	7	245	12

Net loss	$(28,123)	$(10,182)	$(64,714)	$(27,758)

Basic and diluted net loss per share	$(1.02)	$(0.43)	$(2.38)	$(1.26)

Weighted average shares used in basic and diluted per share computations	27,491	23,825	27,190	21,984

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(28,123)	$(10,182)	$(64,714)	$(27,758)
Other comprehensive loss:
Change in fair market value of available for sale securities	49	—	37	—
Foreign currency translation adjustments	(18)	1	(27)	(3)

Total other comprehensive income (loss)	31	1	10	(3)

Comprehensive loss	$(28,092)	$(10,181)	$(64,704)	$(27,761)

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net Loss	$(64,714)	$(27,758)
Adjustments:
Depreciation and amortization	4,005	2,813
Stock-based compensation expense	6,265	3,067
Amortization of premium on investments	1,869	—
Acquired in-process research and development	2,500	344
Changes in assets and liabilities:
Accounts receivable	1,457	(411)
Prepaid expenses, other current assets and other assets	(486)	501
Accounts payable	(1,031)	(273)
Accrued expenses and other liabilities	4,680	(655)
Deferred revenue	(3,556)	4,947
Deferred rent	404	—

Net cash used in operating activities	(48,607)	(17,425)

Cash flows from investing activities
Purchase of available for sale investments	(226,819)	—
Proceeds from sales and maturities available for sale investments	201,450	—
Purchase of in-process research and development	(2,500)	(394)
Capital expenditures	(12,314)	(2,670)
Restricted cash	(2,868)	—

Net cash used in investing activities	(43,051)	(3,064)

Cash flows from financing activities
Proceeds from issuance of common stock, net	281,383	192,736
Proceeds from exercise of stock options	3,279	933

Net cash provided by financing activities	284,662	193,669

Effect of exchange rate on cash	(17)	(5)

Net increase in cash and equivalents	192,987	173,175
Cash and equivalents at the beginning of period	23,883	60,232

Cash and equivalents at the end of period	$216,870	$233,407

Supplemental schedule of non-cash investing activities
Capital expenditures incurred but not yet paid	1,509	—

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (“Synageva” or the “Company”) is a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases for which there is high unmet medical need. The Company’s most advanced pipeline programs are enzyme replacement therapies for lysosomal storage diseases (“LSDs”). The Company’s lead program, sebelipase alfa, is in global Phase 3 clinical investigation for the treatment of infants, children and adults with lysosomal acid lipase (“LAL”) Deficiency, a rare but devastating disease that causes significant morbidity and mortality. The Company’s next program, SBC 103, a replacement therapy for the treatment of mucopolysaccharidosis IIIB (MPS IIIB), also known as Sanfilippo B syndrome, is in late stages of preclinical testing and is anticipated to enter the clinic in mid-2014.

The Company’s additional pipeline programs include other proteins targeting rare diseases that are characterized by significant morbidity and mortality and are selected based on scientific rationale, high unmet medical need, the potential to impact disease course and strategic alignment with our corporate focus. The Company has not yet received approval to market sebelipase alfa or SBC-103 and is not currently commercializing any other products.

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

The Company has incurred losses since inception and at September 30, 2013, had an accumulated deficit of $223.5 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships, licensing or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new collaboration or license agreements. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

Through September 30, 2013, the Company has funded its operations primarily from proceeds of the sale of stock, royalty proceeds and collaboration agreements. On September 30, 2013, the Company announced the closing of a $179.1 million underwritten public offering of approximately 3.2 million shares of common stock at a price of $56.63. The Company received net proceeds of approximately $170.1 million from this offering. In addition, on January 9, 2013, the Company announced the closing of a $117.5 million underwritten public offering of approximately 2.5 million shares of common stock at a price of $47.53. The Company received net proceeds of approximately $111.1 million from this offering. In addition to these financings, the Company received net proceeds of $192.7 million from two public equity offerings in fiscal 2012.

The Company intends to use its cash, cash equivalents and investments for general corporate purposes, which may include expanding our infrastructure to benefit sebelipase alfa and our platform, supporting our clinical studies, supporting the advancement of SBC-103, accelerating our early-stage programs, leveraging our platform technology to initiate multiple new pipeline programs and acquiring technologies or businesses that are complementary to our current technologies and business focus. The Company expects that it will have sufficient cash and cash equivalents to sustain operations for at least the next two years.

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

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying disclosures. Although these estimates are based on the information reasonably available and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Synageva and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2013, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standard update related to Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The revised standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. The Company adopted this standard in the first quarter of 2013 and presented this information in Note 6, Accumulated Other Comprehensive Income (Loss) to these consolidated financial statements. The adoption of this standard did not have an impact on our financial position or results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase of 90 days or less to be cash equivalents. At September 30, 2013 and December 31, 2012, substantially all cash equivalents were U.S. treasury bills and amounts held in money market accounts at commercial banks.

Investments

All of the Company’s investments were classified as available-for-sale at September 30, 2013 and December 31, 2012. The principal amounts of short-term investments are summarized in the tables below:

	Less Than 12 Months to Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Balance at September 30, 2013:
U.S. Treasury securities	$218,555	$52	$—	$218,607

Total	$218,555	$52	$—	$218,607

Balance at December 31, 2012:
U.S. Treasury securities	$195,055	$15	$—	$195,070

Total	$195,055	$15	$—	$195,070

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of September 30, 2013 or December 31, 2012.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	September 30, 2013	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$32,275	$32,275	$—	$—
Marketable securities
US treasury securities	$218,607	$218,607	$—	$—

Total	$250,882	$250,882	$—	$—

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	December 31, 2012	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$10,387	$10,387	$—	$—
US treasury securities	10,011	10,011	—	$—
Marketable securities
US treasury securities	$195,070	$195,070	$—	$—

Total	$215,468	$215,468	$—	$—

4.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets consist of the following:

	September 30, 2013	December 31, 2012
Prepaid clinical, manufacturing, and scientific costs	$1,382	$1,598
Restricted cash – short-term letters of credit (1)	2,905	37
Interest receivable	470	603
Prepaid insurance	464	896
Other	1,388	421

	$6,609	$3,555

(1)	Restricted cash of $2.9 million at September 30, 2013 primarily relates to a short-term letter of credit associated with construction activities at our Lexington headquarters.

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Accrued compensation, benefits and withholdings	$3,090	$1,862
Clinical, manufacturing and scientific costs	4,032	1,978
Professional fees	834	685
Accrued capital expenditures	1,509	—
Other	677	587

	$10,142	$5,112

5.	Share Based Payments

The Company’s stock-based compensation plans include the 1996 Stock Option Plan and the 2005 Stock Plan, as well as options outstanding under Trimeris Inc.’s 1993 Plan and 2007 Stock Incentive Plan. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term, and the exercise price.

The 2005 Stock Plan is the only existing equity compensation plan from which the Company may make equity-based awards to employees, directors and consultants. The maximum number of shares that may be issued under the 2005 Stock Plan is approximately 4.9 million shares. Shares subject to outstanding awards under the 2005 Stock Plan totaled 2.5 million as of September 30, 2013. At September 30, 2013, there were 1.1 million shares remaining available for grant under the 2005 Stock Plan.

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to use payroll deductions to purchase shares of the Company’s common stock at a discount of 15%. The plan is considered a compensatory employee stock purchase plan, results in incremental stock-based compensation expense in future periods. Option periods under the ESPP run from January 1 to June 30 and July 1 to December 31 of each year. The first purchase occurred on June 30, 2013, and approximately 5 thousand shares were issued with the purchase.

A summary of stock option activity under all equity plans for the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,529	$25.06
Options granted	986	43.02
Options exercised	(577)	6.35
Options canceled or expired	(195)	64.21

Outstanding at September 30, 2013	2,742	$32.68

The Company recognized stock-based compensation expense on all stock option awards for the three and nine months ended September 30, 2013 and 2012, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Research and development	$1,030	$495	$2,406	$926
General and administrative	1,649	1,060	3,859	2,141

	$2,679	$1,555	$6,265	$3,067

6.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

	Unrealized Gains on Available for Sale Securities	Translation Adjustments	Total
Balance, as of December 31, 2012	15	(9)	6
Other comprehensive loss before reclassifications	37	(27)	10
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive income (loss)	37	(27)	10

Balance, as of September 30, 2013	52	(36)	16

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerator:
Net loss	$(28,123)	$(10,182)	$(64,714)	$(27,758)
Denominator
Weighted average common shares
Denominator for basic calculation	27,491	23,825	27,190	21,984
Denominator for diluted calculation	27,491	23,825	27,190	21,984
Net loss per share:
Basic	$(1.02)	$(0.43)	$(2.38)	$(1.26)
Diluted	$(1.02)	$(0.43)	$(2.38)	$(1.26)

The Company’s potential dilutive securities, which include stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share are the same. The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive (in thousands):

	September 30,
	2013	2012
Options to purchase common stock	2,742	2,593

8.	License Agreements and Collaborations

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

Revenue recognized under the first and second Mitsubishi Tanabe development programs totaled $0.2 million and $0.1 million for the three months ended September 30, 2013, respectively, and $1.0 million and $3.2 million for the nine months ended September 30, 2013, respectively. As of September 30, 2013, the deferred revenue balance includes $1.0 million and $0.8 million related to the first and second development programs, respectively. For both the first and second Mitsubishi Tanabe programs we estimate we will complete our remaining performance obligations in the first half of 2014.

9.	Commitments and Contingencies

Occupancy Arrangements

On October 22, 2013, the Company entered into a lease agreement under which Synageva will lease from the Landlord approximately twelve acres of land located in Oconee County, Georgia, including two to-be-constructed buildings containing approximately 35,000 square feet each (the “Premises”). Synageva will occupy the Premises in stages as construction is completed. Synageva currently anticipates that it will begin occupying a portion of the Premises in February 2014.

The initial term of the Lease is approximately 124-months from commencement date of the lease, which is currently expected in February 2014. The initial rent for the Premises, beginning in the fifth month following the date on which the Landlord’s construction of the buildings on the Premises, will be $36,167 per month plus certain operating expenses and taxes. Synageva has an option to extend the Lease for two successive periods of five years. Synageva has the right to terminate the Lease if the Landlord fails to satisfy certain conditions relating to the ownership and development of the Premises.

In addition, on January 15, 2013, the Company entered into a lease agreement to accommodate the Company’s continued growth and to relocate its corporate headquarters in Lexington, Massachusetts. The Company occupied the location in stages as building modifications were completed. The Company began occupying a portion of the facility in the second quarter of 2013 with full occupation in the third quarter of 2013. The initial lease term is for 77 months from full occupancy, with an option to extend the lease term for two separate three year renewal periods. Future minimum lease payments for the Lexington lease are as follows (in thousands):

Year Ending December 31,
2013	$167
2014-2019	1,336 (per year)
2020	334

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

We are a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases for which there is high unmet medical need. Our most advanced pipeline programs are enzyme replacement therapies for lysosomal storage diseases (LSDs). Our lead program, sebelipase alfa, is in global Phase 3 clinical trials and our next program, SBC-103, is in the late stages of preclinical testing.

Our Sebelipase Alfa Program

In February 2013, we announced the start of enrollment and the first patient dosed in the ARISE (Acid Lipase Replacement Investigating Safety and Efficacy) trial. ARISE is a global, Phase 3, randomized, double-blind, placebo-controlled study of sebelipase alfa in children and adults with lysosomal acid lipase (LAL) Deficiency. LAL Deficiency is a rare autosomal recessive LSD caused by a marked decrease in LAL enzyme activity. LAL Deficiency presenting in children and adults, sometimes called Cholesteryl Ester Storage Disease (CESD), is an underappreciated cause of cirrhosis and accelerated atherosclerosis. Infants with LAL Deficiency, historically called Wolman disease, show very rapid progression with death, usually in the first six months of life. Affected infants develop severe malabsorption, growth failure and liver complications.

Patients enrolled in the trial are randomized to every other week infusions of either sebelipase alfa (1 mg/kg) or placebo on a one-to-one basis for the double-blind treatment period of 20 weeks. Results from the double-blind period are intended to be used to demonstrate efficacy and safety in support of global regulatory submissions for product registration. Patients who participate in the trial may qualify to enter a long-term, open-label extension period. The primary endpoint of the trial is normalization of alanine aminotransferase (ALT), a marker of liver damage, which will be measured at the completion of the double-blind treatment period (week 20). Key secondary endpoints include the reduction from baseline to week 20 in low density lipoprotein cholesterol (LDL-C), non-high density lipoprotein cholesterol (non-HDL-C), triglycerides, normalization of aspartate transaminase (AST) and the increase in HDL-C. Additional secondary endpoints, including reductions in liver fat content and liver volume and improvements in liver pathology, will be examined in a proportion of patients who undergo these assessments. Deficiency of LAL enzyme activity is intended to be confirmed during screening with a dried blood spot biochemical enzyme activity assay performed by Laboratory Corporation of America Holdings, the central diagnostic testing laboratory performing the tests.

In addition to the ARISE trial, we conducted a Phase 1/2 trial and have an ongoing extension study in adults with LAL Deficiency. Nine adults with LAL Deficiency with a median age of 29 years (range 19-45) enrolled in the Phase 1/2 trial. Seven of nine patients in the Phase 1/2 trial had a history of hepatomegaly and/or splenomegaly, and two of nine patients had evidence of more advanced liver disease, including cirrhosis and portal hypertension. All nine patients had a history of dyslipidemia, and seven of nine patients also had a history of other cardiovascular conditions. Seven of nine patients received treatment with lipid modifying therapies including statins, ezetimibe and other medications.

Eight of nine patients continued treatment with sebelipase alfa as part of an ongoing, open-label extension study. The ninth patient delayed entering the extension study and, while off treatment, experienced progression of liver disease requiring an urgent liver transplant. As previously reported, one patient paused treatment but was subsequently deemed eligible to resume treatment by an independent safety committee. One patient continues on treatment and has not yet reached the 78-week time point.

At 78 weeks of treatment with sebelipase alfa, patients continued to have sustained reductions in both ALT and AST, frequently into the normal range, from the pre-treatment baseline. In addition, sebelipase alfa maintained improvement in dyslipidemia associated with LAL Deficiency with decreases in LDL and triglycerides and increases in HDL from the pre-treatment baseline to week 78 of the extension study. Sebelipase alfa also reduced patients’ liver fat fraction and liver volume from the beginning of the extension study to week 52, the latest time point for these assessments. Liver fat fraction and liver volume were measured by multi-echo magnetic resonance imaging (MRI).

Sebelipase alfa was generally well tolerated through 78 weeks of the extension study. Most adverse events were mild and unrelated to sebelipase alfa. Infusion-related reactions were uncommon and the majority were mild and gastrointestinal in nature (diarrhea, abdominal cramping). No anti-drug antibodies have been detected in the patients tested to date in either the initial portion or extension portion of the Phase 1/2 study. Two serious adverse events (cholecystitis/cholelithiasis) considered unlikely related to sebelipase alfa occurred in one patient and this patient continues treatment with sebelipase alfa in the study. No drug-related serious adverse events have been reported in this study to date

We are currently enrolling infants with LAL Deficiency in a Phase 2/3 open-label trial with sebelipase alfa. We have presented data for the first of the infants due to the fact that the infant started treatment on a compassionate use basis before the initiation of clinical trials with sebelipase alfa. This infant has received weekly infusions since April 2011, initially as part of the compassionate use program and now as part of the Phase 2/3 trial. The infant has tolerated the treatment well and continues to demonstrate normalization of growth and improvements in other disease-related abnormalities consistent with sebelipase alfa’s preclinical data.

Sebelipase alfa has been granted orphan designation by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA), and the Japanese Ministry of Health, Labour and Welfare. Additionally, sebelipase alfa received fast track designation by the FDA, and Breakthrough Therapy designation by the FDA for LAL Deficiency presenting as infants.

Our SBC-103 Program

Our SBC-103 program is another enzyme replacement therapy for an LSD known as mucopolysaccharidosis type IIIB (MPS IIIB), or Sanfilippo B. The mucopolysaccharidoses (MPS) consist of a group of rare LSDs caused by a deficiency of enzymes needed to break down complex sugars called glycosaminoglycans. The MPS III syndromes (also known as Sanfilippo syndromes) share complications with other MPS diseases but represent a clinically distinct subset with marked central nervous system degeneration. MPS IIIB is caused by a marked decrease in alpha-N-acetyl-glucosaminidase (NAGLU) enzyme activity which leads to the buildup of abnormal amounts of heparan sulfate (HS) in the brain and other organs. The accumulation of abnormal HS, particularly in the central nervous system, leads to severe cognitive decline, behavioral problems, speech loss, increasing loss of mobility, and premature death.

SBC-103 is a recombinant form of the human NAGLU enzyme which we are developing as an enzyme replacement therapy for MPS IIIB. Using various dosing approaches, including intravenous administration, SBC-103 reduced HS substrate storage in the brain, liver and kidney in an MPS IIIB animal model. SBC-103 has been granted orphan designation by the FDA and the EMA. We plan to be in clinical trials with SBC-103 in mid-2014.

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

Our ability to initiate new programs is based on our proprietary manufacturing platform. This platform can produce glycoproteins with favorable structural properties for bio-distribution and cell targeting in comparison to glycoproteins produced from other sources.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

Revenues

The following table presents total revenue for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change

Royalty revenue	$1,054	$2,132	$(1,078)	(51)%
Collaboration and license revenue	315	3,296	(2,981)	(90)

Total revenue	$1,369	$5,428	$(4,059)	(75)%

Total revenues decreased by approximately $4.1 million for the three months ended September 30, 2013, as compared to the comparable period of the prior year. The decrease in revenues was primarily the result of lower collaboration revenue and FUZEON royalty revenue.

Royalty revenues of $1.1 million decreased $1.1 million from the comparable period of the prior year and relate to the royalty payment earned from Roche, based on total worldwide net sales of FUZEON. Royalty revenues were lower, the result of a general decrease in sales as compared to the prior year.

Collaboration and license revenue for the three months ended September 30, 2013 primarily relates to revenue recognized from development programs with Mitsubishi Tanabe. For the three months ended September 30, 2013, we recognized $0.2 million and $0.1 million related to the first and second Mitsubishi Tanabe programs, respectively. In the comparable three month period of the prior year, we recognized $0.4 million and $2.9 million related to the first and second programs, respectively. In the prior year, we performed a greater percentage of the projected hours, particularly related to the second Mitsubishi Tanabe program, for which we received an upfront payment of $9 million. As we are approaching the end of this project and our level of hours and effort decrease, collaboration and license revenue are expected to be lower related to the second program.

The following table presents total revenue for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change

Royalty revenue	$5,703	$5,028	$675	13%
Collaboration and license revenue	4,197	4,990	(793)	16%
Other revenue	—	56	(56)	—

Total revenue	$9,900	$10,074	$(174)	(2)%

Total revenues decreased by approximately $0.2 million for the nine months ended September 30, 2013, as compared to the comparable nine month period of the prior year. The increase in period-over-period total revenues was primarily the result of lower collaboration and license revenues of $0.8 million, partially offset by higher FUZEON royalty revenue of $0.7 million.

The increase in royalty revenue is primarily due to higher than normal royalty revenues in the second quarter of fiscal 2013, which totaled $2.9 million. FUZEON royalty revenues are unpredictable, as we are not marketing the product and large scale sales in certain regions can cause quarter to quarter variability.

For the nine months ended September 30, 2013, we recognized $1.0 million and $3.2 million related to the first and second Mitsubishi Tanabe programs, respectively. For the nine months ended September 30, 2012, we recognized $1.7 million and $3.3 million for the programs, respectively. As of September 30, 2013, our deferred revenue balance related to both of the Mitsubishi Tanabe collaboration agreements, totaled $1.0 million and $0.8 million, respectively. We expect to recognize both the upfront payments and additional funded development payments related to both arrangements over the next year, in proportion to our performance under the arrangements.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$4,504	$2,719	$1,785	66%
Clinical trials and manufacturing	10,950	4,249	6,701	158
In-process research and development	—	344	(344)	—
Development and other external services	4,262	1,724	2,538	147
Facilities and other	1,930	848	1,082	128
Stock-based compensation expense	1,030	495	535	108

Total research and development expense	$22,676	$10,379	$12,297	118%

Research and development expense increased by approximately $12.3 million, or 118%, to $22.7 million for the three months ended September 30, 2013 as compared to $10.4 million for the three months ended September 30, 2012. The increase in total research and development expense is due to increased clinical trial costs, manufacturing fees and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense from hiring additional staff to move our programs forward. Higher facilities expenses primarily relates to increased costs to operate our manufacturing facilities and depreciation costs for both manufacturing and lab facilities. Additionally, for the three months ended September 30, 2013, research and development expense includes $1.0 million of stock-based compensation expense, compared to $0.5 million in the comparable prior year period. We expect research and development expense to continue to increase as development activities for sebelipase alfa, SBC-103 and our other pipeline programs continue.

Research and development expenses for the nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$12,413	$7,296	$5,117	70%
Clinical trials and manufacturing	24,214	10,292	13,922	135
In-process research and development	2,500	344	2,156	627
Development and other external services	7,353	3,403	3,950	116
Facilities and other	5,582	2,178	3,404	156
Stock-based compensation expense	2,406	926	1,480	160

Total research and development expense	$54,468	$24,439	$30,029	123%

Research and development expense increased by approximately $30.0 million, or 123%, to $54.5 million for the nine months ended September 30, 2013 as compared to $24.4 million for the nine months ended September 30, 2012. The increase in total research and development expense is due to increased clinical trial costs, manufacturing fees and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was higher in-process research and development of $2.2 million and higher facilities and other expenses of $3.4 million. In-process research and development expense relates to an upfront license payment made to Shire Human Genetics Therapies, Inc. and its affiliates (“Shire”) to sublicense multiple patent and patent applications relating to the use of LAL for the treatment of LAL Deficiency and atherosclerosis, which complement our intellectual property portfolio covering our LAL Deficiency program. Higher facilities expenses primarily relate to increased costs to operate our manufacturing and lab facilities and depreciation costs for our manufacturing and lab facilities. Additionally, for the nine months ended September 30, 2013, research and development expense includes $2.4 million of stock-based compensation expense, compared to $1.0 million in the comparable prior year period. We expect research and development expense to continue to increase as development activities for sebelipase alfa, SBC-103 and our other pipeline programs continue.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$2,630	$1,963	$667	34%
External services	2,027	1,111	916	82
Facilities related and other	291	110	181	165
Stock-based compensation expense	1,649	1,060	589	56

Total general and administrative expense	$6,597	$4,244	$2,353	55%

General and administrative expense increased by approximately $2.4 million to $6.6 million for the three months ended September 30, 2013 as compared to $4.2 million for the comparable period of the prior year. The increase was primarily due to higher compensation-related expenses of $1.3 million, including increased stock-based compensation expense of $0.6 million, resulting from hiring additional staff to support the growing company and commercial preparations. External service costs also contributed $0.9 million to the period-over-period increase, primarily due to increased consulting, accounting, patent and commercial related activities.

General and administrative expenses for the nine months ended September 30, 2013 and 2012 are summarized as follows (U.S. dollars in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$7,773	$4,916	$2,857	58%
External services	6,508	3,647	2,861	78
Facilities related and other	554	347	207	60
Stock-based compensation expense	3,859	2,141	1,718	80

Total general and administrative expense	$18,694	$11,051	$7,643	69%

General and administrative expense increased by approximately $7.6 million to $18.7 million for the nine months ended September 30, 2013 as compared to $11.1 million for the comparable period of the prior year. The increase was primarily due to higher compensation-related expenses of $4.6 million, including increased stock-based compensation expense of $1.7 million, resulting from hiring additional staff to support the growing company and commercial preparations. External service costs also contributed $2.9 million to the period-over-period increase in expense and were primarily due to increased consulting, accounting, patent and commercial related activities.

Amortization of Developed Technology

Costs recognized for the amortization of developed technology for the three and nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Amortization of developed technology	292	994	(702)	(71)%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Amortization of developed technology	1,697	2,354	(657)	(28)%

We recognized $0.3 million and $1.7 million of costs related to the amortization of developed technology in the three and nine months ended September 30, 2013, respectively. Amortization of developed technology is computed using an accelerated method based on the undiscounted actual cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows from the asset.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily through the placement of our equity and debt securities and debt financings, and, to a lesser extent, license and royalty fees, upfront cash payments and research and development funding from collaborators, government grants and licensors.

We have completed a total of four financings in fiscal 2012 and 2013 to date, resulting in the issuance of approximately 12.0 million shares and the receipt of approximately $473.9 million of net proceeds. In addition, in November 2011 we acquired $50.1 million in cash as a result of the Reverse Merger with Trimeris. We intend to use our cash, cash equivalents and investments for general corporate purposes, which may include expanding our infrastructure to benefit sebelipase alfa and our platform, supporting our clinical studies, supporting the advancement of SBC-103, accelerating our early-stage programs, leveraging our platform technology to initiate multiple new pipeline programs and acquiring new technologies or businesses that are complementary to our current technologies and business focus.

We do not expect to generate significant revenue from the direct sale of products currently in development for several years, if ever. As a result of our acquisition of Trimeris, we receive royalties from the sale of FUZEON by Roche, which we expect to decrease over time. A significant portion of our revenues for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON and up-front license payments and funded research and development that we may receive under existing or new collaboration agreements, if any.

As of September 30, 2013, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $435.5 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of U.S. treasury bills and amounts held in money market funds.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office, laboratory, and manufacturing facilities, fees paid in connection with preclinical studies, clinical studies, outsourced manufacturing, laboratory supplies, consulting fees and commercial, legal and accounting fees. We expect that costs associated with clinical studies and manufacturing costs as well as commercial costs will increase in future periods as sebelipase alfa advances into further stages of clinical testing and our other preclinical candidates, including SBC-103, move forward in development.

Net cash used in operating activities was $48.6 million for the nine months ended September 30, 2013, and was primarily the result of a net loss of $64.7 million, the drivers of which are discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the nine months ended September 30, 2013. Non-cash items partially offsetting net loss include depreciation of fixed assets of $2.3 million, amortization of developed technology of $1.7 million, stock-based compensation of $6.3 million, and the amortization of discount on available for sale investments of $1.9 million. Cash used for in-process research and development of $2.5 million is presented as an adjustment to cash flows from operating activities and classified as a cash use from investing activities. Changes in operating assets and liabilities resulted in a net source of cash of $1.5 million, which was primarily the result of decreased accounts receivable of $1.5 million and a net increase in accounts payable, accrued expenses, other liabilities and deferred rent of $4.1 million from December 31, 2012. These changes were partially offset by net increased prepaid expenses of $0.5 million and decreased deferred revenue of $3.6 million from December 31, 2012. The increase in accrued expenses and other liabilities was primarily driven by clinical and manufacturing activities, the details of which are disclosed in further detail in Note 4, “Supplemental Balance Sheet Information.” The decrease in deferred revenue in the period was primarily the result of the recognition of upfront license fees related to the Mitsubishi Tanabe development programs.

Net cash used in operating activities was $17.4 million for the nine months ended September 30, 2012 and was primarily the result of a net loss of $27.8 million, which is discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the nine months ended September 30, 2012. Non-cash items partially offsetting net loss include depreciation of fixed assets of $0.4 million, amortization of developed technology of $2.4 million, stock-based compensation of $3.1 million and in-process research and development of $0.3 million. Changes in operating assets and liabilities resulted in a net source of cash of $4.2 million, which was primarily the result of increased deferred revenue of $4.9 million from December 31, 2011. The increase in deferred revenue in the period was primarily the result of the upfront license fees related to the second Mitsubishi Tanabe development program. Other significant uses of cash included decreased accounts payable and accrued expenses of $0.9 million from December 31, 2011.

We expect to continue to use cash in operations as we continue to seek to advance our pipeline programs through preclinical testing and clinical development. In addition, in the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives.

Net cash used in investing activities totaled $43.1 million in the nine months ended September 30, 2013, and was primarily a result of the purchase of available-for-sale investments of $226.8 million, partially offset by cash received from the maturity of available for sale investments totaling $201.5 million. Other uses of cash for investing activities included $12.3 million for capital expenditures, $2.9 million of restricted cash and $2.5 million of in-process research and development costs, as discussed in the “Results of Operations – Research and Development Expenses.” The restricted cash outlay relates to a short-term letter of credit associated with construction activities at our headquarters in Lexington, MA. Capital expenditures of $12.3 million primarily relate to leasehold improvements at our production, lab and office locations. Cash used for capital expenditures in the statement of cash flows does not include $1.5 million for amounts that were incurred, but not yet paid as of September 30, 2013. We expect cash spent on capital expenditures to continue to increase as we expand and improve our internal production and development facilities. In the corresponding period of the prior year, net cash used in investing activities totaled $3.1 million, $2.7 million of which related to capital expenditures.

Financing activities provided cash of approximately $284.7 million in the nine months ended September 30, 2013, resulting from net cash received in secondary offerings of $281.2 million, net cash from issuance of stock in conjunction with our Employee Stock Purchase Plan of $0.2 million and proceeds from the exercise of stock options of $3.3 million. Financing activities provided cash of approximately $193.7 million for the comparable period of the prior year, resulting from net cash received in the secondary offering of $192.7 million and proceeds from the exercise of stock options of $0.9 million.

Funding Requirements

We have incurred significant losses since our inception. As of September 30, 2013, we had an accumulated deficit of approximately $223.5 million. Our cash and cash equivalents and investments balance at September 30, 2013 totaled $435.5 million. We expect to use our existing cash and cash equivalents and investments to continue our research and development programs and commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for sebelipase alfa, SBC-103 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative and commercial costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations for at least the next two years.

Our ability to finance our operations into the future and to generate revenues will depend heavily on our ability to obtain favorable results in the ongoing clinical trials of sebelipase alfa and to successfully develop and commercialize sebelipase alfa. We expect that our sources of cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON and additional collaboration revenues, if any. Net sales of FUZEON by Roche have decreased over the last several years and are generally expected to continue to decline in the future.

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

Contractual Obligations and Requirements

As of September 30, 2013, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, contractual purchase obligations and to a lesser extent, minimum contractual payments on licensed technology.

Headquarters Lease

On January 15, 2013, we entered into a lease agreement to accommodate our continued growth and to relocate our corporate headquarters in Lexington, Massachusetts. We occupied the location in stages as building modifications were completed. We began occupying a portion of the facility in the second quarter of fiscal 2013. The initial lease term is for 77 months after we occupied the entire location, with an option to extend the lease term for two separate three year renewal periods. Future minimum lease payments for the Lexington lease are as follows (in thousands):

Year Ending December 31,
2013	$167
2014-2019	1,336 (per year)
2020	334

Manufacturing Facility Leases

Our manufacturing operations include approximately 64,000 square feet of office, research, manufacturing and laboratory facilities located in Georgia. We recently established an additional manufacturing facility located in Massachusetts of approximately 39,000 square feet to further supply protein therapeutics for sebelipase alfa, SBC-103 and its additional pipeline programs.

In addition, on October 22, 2013, we entered into a lease agreement under which we will lease from the Landlord approximately twelve acres of land located in Oconee County, Georgia, including two to-be-constructed buildings containing approximately 35,000 square feet each (the “Premises”). We will occupy the Premises in stages as construction is completed. We currently anticipate to begin occupying a portion of the Premises in February 2014.

The initial term of the Lease is approximately 124-months from commencement date of the lease, which is currently expected in February 2014. The initial rent for the Premises, beginning in the fifth month following the date on which the Landlord’s construction of the buildings on the Premises, will be $36,167 per month plus certain operating expenses and taxes. We have an option to extend the Lease for two successive periods of five years. We also have the right to terminate the Lease if the Landlord fails to satisfy certain conditions relating to the ownership and development of the Premises.

There have been no other significant changes to our contractual obligations and requirements during the nine months ended September 30, 2013, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2013, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2013 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 14, 2013.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”) and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions

There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

RISK FACTORS

Investing in our securities involves risk. Prior to making a decision about investing in our securities, you should carefully consider the specific risk factors discussed below and all of the other information contained or incorporated by reference in this report. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. If any of these risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are largely dependent on the success of sebelipase alfa. All of our product candidates, including sebelipase alfa, are still in development. Clinical trials of our product candidates may not be successful. If we are unable to commercialize sebelipase alfa, or experience significant delays in doing so, our business will be materially harmed.

Our business prospects are largely dependent upon the successful development and commercialization of sebelipase alfa. We are currently enrolling patients in our global ARISE (Acid Lipase Replacement Investigating Safety and Efficacy) clinical trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency. We are currently enrolling infants with LAL Deficiency in a Phase 2/3 open-label trial with sebelipase alfa. Before we can commercialize product candidates, including sebelipase alfa, we need to:

•	conduct substantial research and development;

•	undertake preclinical and clinical testing and other costly and time consuming measures;

•	scale-up manufacturing processes; and

•	pursue and obtain marketing and manufacturing approvals and, in some jurisdictions, pricing and reimbursement approvals.

This process involves a high degree of risk and takes many years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•	failure of the product candidate in preclinical studies;

•	failure of later trials to confirm positive results from earlier preclinical studies or clinical trials;

•	delays or difficulty enrolling patients in clinical trials, particularly for disease indications with small patient populations;

•	failure to identify a sufficient number of patients who meet the clinical trial enrollment criteria and/or who would support commercial launch and subsequent commercialization efforts;

•	patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the safety, effectiveness or superiority of the product candidate;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner, if at all;

•	inability to produce, or sufficiently test, comparable or consistent drug materials derived from different manufacturing facilities operated by us or from processes run by our third party manufacturing partners which could impact our ability or timing with respect to receiving regulatory approval for our product candidates;

•	failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, the facilities or the processes used to manufacture the product candidate; or

•	changes in the regulatory or pricing and reimbursement environments could make development of a new product or further development of an existing product for a new indication no longer desirable.

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

In addition, a regulatory authority may deny or delay an approval because it is not satisfied with the structure or conduct of clinical trials or due to its assessment of the data we supply. A regulatory authority, for instance, may not believe that we have adequately addressed safety signals or shown sufficient efficacy in the patient population studied in the clinical trial. Clinical data is subject to varied interpretations, and regulatory authorities may disagree with our assessments of data. In any such case, a regulatory authority could insist that we provide additional data, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies.

The results of our clinical trials may not prove sufficient to obtain regulatory approval of our product candidates, and subsequent trials may fail to replicate promising data seen in earlier preclinical studies and clinical trials.

Interim data from an ongoing Phase 1/2 extension study with sebelipase alfa in adults with LAL Deficiency provided results consistent with preclinical findings and the known mechanism of action for LAL. We are currently enrolling the global ARISE clinical trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency. Our Phase 2/3 trial in infants with LAL Deficiency is currently on-going. We also are developing other product candidates for other rare diseases, including SBC-103 targeting a disease known as MPS IIIB, or Sanfilippo B.

Promising results in our preclinical studies or clinical trials may not be replicated in ongoing and future studies or trials, and final data analysis may differ from interim data analysis. Even if our additional trials of sebelipase alfa are conducted and completed as planned, the results may not meet the primary endpoint or otherwise not prove sufficient to obtain regulatory approval or result in a restricted product label that could negatively impact commercialization. Success in preclinical testing does not ensure success in clinical trials, and success in early stage clinical trials does not ensure success in later clinical trials. This can be the result of a variety of reasons, including variations in patient populations, or the inability of certain patients to complete all assessments required by the clinical trial protocol, adjustments to clinical trial protocols or designs as compared to earlier testing or trials, variations in the data could produce inconclusive or uninterpretable results, or the use of additional trial sites or investigators. Phase 3 clinical trials often fail to replicate encouraging results seen in preclinical studies and early clinical trials. We will incur substantial expenses moving our product candidates through stages of development, with no assurance that any of our product candidates will ultimately be commercialized. Future studies may, for example, indicate safety concerns that regulatory authorities view as unacceptable. Final data analysis of our completed, ongoing and future clinical trials may fail to demonstrate that our product candidates are sufficiently safe and effective for pursued indications. Any such failure could cause us to abandon a product candidate, substantially delay development of other product candidates, or require substantial expenditures to conduct additional trials. Both preclinical and clinical data are often susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining regulatory approval of the affected product candidate and, consequently, our ability to commercialize that product candidate and potentially our other product candidates. Development and commercialization of therapies for rare diseases requires expenditure of significant funds with no assurance of success.

We may find it difficult to enroll patients in our clinical trials.

Sebelipase alfa is being developed to treat LAL Deficiency, which is very rare. Studies by investigators who screened various populations for a common mutation that causes LAL Deficiency indicate a prevalence range of 1:40,000 to 1:300,000 for LAL Deficiency in children and adults. There is no prevalent population for infants with LAL Deficiency, since these infants almost never survive beyond the first year of life. Potential patients for our product candidates, including sebelipase alfa, may not be adequately diagnosed or identified with the diseases being targeted by our product candidates. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. We are currently enrolling patients in the ARISE trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency. We are currently enrolling infants with LAL Deficiency, also known as Wolman disease, in a Phase 2/3 open-label trial with sebelipase alfa. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

If our preclinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our receipt of regulatory approval for, or the commercialization of, our product candidates, including:

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any preclinical tests or clinical trials will be initiated as planned, will need to be restructured or will be completed on schedule, if at all. Due to the limited term of a patent, significant preclinical or clinical trial delays could also shorten the period of time from marketing approval to patent expiration, during which we may benefit from patent protection of our product candidates. Such delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

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

If our product candidates, methods, processes, or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and might have to:

•	obtain rights or licenses from such third parties, which might not be available on commercially reasonable terms, if at all;

•	abandon an infringing product candidate;

•	redesign products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; and/or

•	engage in litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of financial and management resources.

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

We and our licensors are pursuing intellectual property protection for sebelipase alfa and other product candidates in the form of patent applications that have been and will continue to be filed in the U.S. and in other countries; however, there can be no assurance that patents will issue with the scope for which they are originally filed, if at all.

If we and our licensors do not obtain protection for our respective intellectual property rights and our products are not, or are no longer, protected by regulatory exclusivity protection, such as orphan drug protection, our competitors might be able to develop and commercialize competing drugs.

Our success, competitive position, and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes, and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights, and to operate without infringing on the proprietary rights of third parties. We currently hold various issued patents and exclusive licenses to issued patents and own and have exclusive licenses to various patent applications, in each case in the U.S. as well as rights under foreign patents and patent applications. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, the patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

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

We expect to rely heavily on the orphan drug designation for sebelipase alfa and SBC-103, which grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. While the orphan drug designation for sebelipase alfa and SBC-103 will provide market exclusivity in the U.S., Europe and Japan, we will not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan drug. Even if we have orphan drug designation for a particular drug indication, we cannot guarantee that another company also with orphan drug designation will not receive marketing authorization for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Also, we cannot guarantee that another company with orphan drug designation will not receive marketing authorization for the same indication at the same time we do. In this case, both companies would receive market exclusivity, which could have a material adverse effect on sales in that market. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity in the U.S., such as if the later product is shown to be clinically superior to our product, or if the later product is a different drug than sebelipase alfa or SBC-103. Further, the seven-year marketing exclusivity in the U.S. would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

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

If the sale of FUZEON infringes the proprietary rights of third parties, we may need to obtain licenses, pay damages or defend litigation.

If the sale of FUZEON infringes the proprietary rights of third parties, we could incur substantial costs and may have to:

•	obtain licenses, which might not be available on commercially reasonable terms, if at all;

•	pay damages; and/or

•	engage in litigation or administrative proceedings which might be costly whether we win or lose, and which could result in a substantial diversion of financial and management resources.

Any of these events could substantially harm our earnings, financial condition, and operations.

On November 20, 2007, Novartis Vaccines and Diagnostics, Inc. (“Novartis”) filed a lawsuit against us and Roche and certain of its affiliated entities, alleging infringement of Novartis’s U.S. Patent No. 7,285,271 (the “‘271 Patent”), related to the manufacture, sale and offer for sale of FUZEON. On September 23, 2010, we entered into a settlement agreement (the “Settlement Agreement”) with Roche and Novartis settling the lawsuit and the lawsuit was dismissed with prejudice from the Eastern District of North Carolina on September 28, 2010. Under the terms of the Settlement Agreement, we, in collaboration with Roche, have the right to continue to sell FUZEON under a license to the ‘271 Patent in exchange for the payment of royalties to Novartis on net sales of FUZEON. We will share responsibility for payment of these royalties equally with Roche.

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

Risks Relating to Our Financial Position and Capital Requirements

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

Sarbanes-Oxley requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley (“Section 404”). We will incur substantial accounting and related expenses to comply with Section 404. We may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities.

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

                Our executive officers and directors, together with their respective affiliates, beneficially own and control a significant portion of our common stock. Accordingly, these executive officers, directors and their affiliates, acting individually or as a group, have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have broad discretion in how we use our resources, and we may not use our cash and investments effectively or in ways with which you agree.

Our management has broad discretion as to the application of our resources. Our stockholders may not agree with the manner in which our management chooses to allocate and spend our cash, cash equivalents and investments. Moreover, our management may use our resources for corporate purposes that may not increase the market price of our common stock.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synageva BioPharma Corp.

Date: November 4, 2013	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2013	By:	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document