Form 10-K
period 2013-12-31
SYNAGEVA BIOPHARMA CORP
filed 2014-03-03
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SYNAGEVA BIOPHARMA CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	0-23155	56-1808663
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

33 Hayden Avenue,

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last sale price of such stock as reported by The NASDAQ Stock Market, LLC on its NASDAQ Global Select Market on June 28, 2013) was $719.6 million. The number of shares of the registrant’s common stock outstanding as of February 21, 2014 was 30,929,969.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be used in connection with its 2014 annual meeting of stockholders are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended(the Securities Act) and Section 21E of the Securities and Exchange Act of 1934, as amended(the Exchange Act). These statements include, but are not limited to, statements regarding our development programs, our capabilities, our goals, the expected timeline for achievement of our clinical milestones, the expected properties and benefits of our product candidates, the results of clinical and other studies, the size of the market for our products and our financial results. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements often, but not always, include the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this report or incorporated by reference.

Because the risk factors discussed in this Annual Report on Form 10-K, and other risk factors of which we are not aware, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of us, you should not place undue reliance on any such forward-looking statements. These statements are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. We have included important factors in the cautionary statements included in this report, particularly under Item 1A “Risk Factors” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These and other risks may also be detailed and modified or updated in our reports and other documents filed with the Securities and Exchange Commission (SEC) from time to time under the Securities Act and/or the Exchange Act. You are encouraged to read these filings as they are made.

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

NOTE REGARDING COMPANY REFERENCES

All references in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Synageva BioPharma Corp. and its consolidated subsidiaries unless the context requires otherwise.

PART I

ITEM 1.	OUR BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases. Our most advanced pipeline programs are enzyme replacement therapies for lysosomal storage diseases (LSDs) and we have additional protein therapeutic programs for other rare diseases, which are currently at different stages of preclinical development. These programs are selected based on scientific rationale, unmet medical need within the patient population, potential to substantially impact disease course, and strategic alignment with our corporate and commercial efforts. Our lead program, sebelipase alfa for lysosomal acid lipase deficiency (LAL Deficiency), is in global Phase 3 clinical trials.

Our Strategy

We are focused on building our business to develop and globally market therapies for patients with life-threatening rare diseases. In addition to progressing our current programs, we plan to continue building our global commercial and medical affairs infrastructure, expand our manufacturing capabilities and accelerate the development of additional rare disease programs using our proprietary technology platform and other methods. We have, and will remain, focused on hiring and retaining a highly skilled management team that has extensive experience and specific skill sets relating to the selection, development and commercialization of therapies for life-threatening rare diseases

Key elements of our strategy include:

•

Continued Progress with Sebelipase Alfa. Our lead program, sebelipase alfa, is in a Phase 3 clinical trial evaluating efficacy and safety in children and adults suffering from LAL Deficiency and a Phase 2/3 open label clinical trial evaluating efficacy and safety in infants with LAL Deficiency. We plan to report top-line results from the Phase 3 ARISE (Acid Lipase Replacement Investigating Safety and Efficacy) clinical trial during the third quarter of 2014 and plan to submit a Biologic License Application (BLA) to the U.S. Food and Drug Administration (FDA) and a marketing authorization application (MAA) to the European Medicines Agency (EMA) for sebelipase alfa by the end of the first quarter of 2015. We continue to focus on global disease awareness programs to support identification of more infants, children and adults with LAL Deficiency.

•

Advancing Existing Early Stage Pipeline Programs. In addition to sebelipase alfa, we have multiple additional ongoing research programs at different stages of preclinical development, including SBC-103, another enzyme replacement therapy for an LSD known as mucopolysaccharidosis type IIIB (MPS IIIB, or Sanfilippo B). In addition, we have identified several other rare disease target programs. The disease targets we select for our pipeline are characterized by significant morbidity and mortality. We select programs based on a number of criteria, including but not restricted to the following:

•	Rare disease with high unmet medical need;

•	Ability to make a meaningful impact on the lives of patients;

•	Clinical endpoint and/or highly relevant biomarker endpoint which can be achieved with a small number of patients;

•	Definable path to registration; and

•	Attractiveness of commercial opportunity.

•

Leveraging Proprietary Manufacturing Platform. We often utilize our proprietary manufacturing platform in the production of our product candidates, including sebelipase alfa and most of our pipeline programs. Our proprietary manufacturing platform can produce glycoproteins with favorable structural properties for biodistribution and cell targeting including the production of some protein therapeutics for which production using other manufacturing platforms, including cell culture, is either difficult, not feasible, or yielded proteins with unfavorable structural properties. Our platform is capable of producing proteins with consistent characteristics that we believe are both scalable and capital efficient. We seek to maximize our platform’s potential by increasing the number of protein candidates initiated in the system to determine which candidate or candidates may be suitable for advancing into pre-clinical and clinical development.

We also may enter into strategic transactions to supplement or partner our technologies and resources. When identifying strategic transactions, we seek to leverage our expertise in both product development for rare diseases and our production technology. We will consider transactions for rare disease assets in various stages of the drug development process. In addition, in selective instances we may also consider collaborations or partnerships to provide access to our products, technology or proprietary manufacturing platform.

Sebelipase Alfa for LAL Deficiency

Disease Overview

LAL Deficiency is a rare autosomal recessive LSD characterized by decreased LAL enzyme activity leading to intracellular accumulation of lipids. This disease leads to medical complications with significant morbidity and early mortality. LAL Deficiency progresses with multisystem damage affecting organs such as the liver, gastrointestinal tract, and blood vessel walls. We believe LAL Deficiency presenting in children and adults, historically called Cholesteryl Ester Storage Disease (CESD), to be an underappreciated cause of cirrhosis and accelerated atherosclerosis. These complications are due to the buildup of fatty material in the liver, blood vessel walls and other tissues as a result of the decreased LAL enzyme activity. LAL Deficiency spans all ages with a wide spectrum of severity. Publications have estimated the prevalence of LAL Deficiency in children and adults to be between 1:40,000 and 1:300,000.

Infants presenting with LAL Deficiency, historically called Wolman disease, show very rapid progression with death, usually occurring in the first six months of life. Infants develop severe malabsorption, growth failure and liver complications. LAL Deficiency presenting in infants is very rare and we believe may also be underdiagnosed. This disorder has an estimated incidence of approximately two individuals per million births.

About Sebelipase Alfa

Sebelipase alfa is a recombinant form of the human LAL enzyme being developed by us as an enzyme replacement therapy for LAL Deficiency. We are evaluating sebelipase alfa in global Phase 3 clinical trials in infants, children and adults with LAL Deficiency. Sebelipase alfa has been granted orphan designation by the FDA, the EMA, and the Japanese Ministry of Health, Labour and Welfare. Additionally, sebelipase alfa has received Fast Track Designation by the FDA, and Breakthrough Therapy designation by the FDA for LAL Deficiency presenting in infants.

Clinical Development

We are pursuing a development strategy for sebelipase alfa to assess safety and tolerability in a broad population of patients, including infants, children, and adults, and to demonstrate efficacy, safety and tolerability of sebelipase alfa in the treatment of LAL Deficiency. We intend to file a BLA and a New Animal Drug Application (NADA) with the FDA and marketing applications in other regions if clinical trials are successful.

The current clinical trials for sebelipase alfa are:

•

Phase 3 Trial of Sebelipase Alfa in Children and Adults with LAL Deficiency. In December 2013, we announced the completion of the target enrollment in our global, Phase 3 ARISE clinical trial with sebelipase alfa for LAL Deficiency. ARISE is a randomized, double-blind, placebo-controlled study of sebelipase alfa in children and adults with LAL Deficiency. Patients enrolled in the ARISE trial are randomized to every other week infusions of either sebelipase alfa (1 mg/kg) or placebo on a one-to-one basis for the double-blind treatment period of 20 weeks. Results from the double-blind period are intended to be used to demonstrate efficacy and safety in support of global regulatory submissions for product registration. Patients who participate in the trial will receive sebelipase alfa after 20 weeks as part of a long-term open-label extension period. The primary endpoint of the trial is normalization of alanine aminotransferase (ALT), a marker of liver damage, which will be measured at baseline and at the completion of the double-blind treatment period (week 20). Key secondary endpoints include the reduction from baseline to week 20 in low density lipoprotein cholesterol (LDL-C), non-high density lipoprotein cholesterol (non-HDL-C), triglycerides, normalization of aspartate transaminase (AST) and the increase in HDL-C. Additional secondary endpoints, including reductions in liver fat content and liver volume and improvements in liver histopathology, will be examined in a proportion of patients who undergo these assessments. Deficiency of LAL enzyme activity is intended to be confirmed during screening with a dried blood spot biochemical enzyme activity assay performed by Laboratory Corporation of America Holdings, the central diagnostic testing laboratory performing the tests. We plan to report top-line results from this study during the third quarter of 2014, and plan to submit a BLA to the FDA and MAA to the EMA for sebelipase alfa for the treatment of LAL Deficiency by the end of the first quarter of 2015.

•

Phase 1/2 Open Label Dose Escalation Study in Adult Patients with Liver Dysfunction Due to LAL Deficiency; and Phase 1/2 Extension Study to Evaluate the Long-Term Safety, Tolerability, and Efficacy of Sebelipase Alfa in Adult Subjects With LAL Deficiency. In addition to the ARISE trial, we conducted a Phase 1/2 trial and have an ongoing extension study in adults with LAL Deficiency. Data from the extension study at 90 was weeks presented at the Lysosomal Disease Network (LDN) WORLD Symposium in February 2014. Nine adults with LAL Deficiency with a median age of 29 years (range 19-45) enrolled in the Phase 1/2 trial. Seven of nine patients in the Phase 1/2 trial had a history of hepatomegaly and/or splenomegaly, and two of nine patients had evidence of more advanced liver disease, including cirrhosis and portal hypertension. All nine patients had a history of dyslipidemia, and seven of nine patients also had a history of other cardiovascular conditions. Seven of nine patients received treatment with lipid modifying therapies including statins, ezetimibe and other medications. Eight of nine patients continued treatment with sebelipase alfa as part of the ongoing, open-label extension study. The ninth patient delayed entering the extension study and, while off treatment, experienced progression of liver disease requiring an urgent liver transplant. One patient paused treatment following an infusion-related reaction but was deemed eligible to resume treatment by an independent safety committee and has now resumed treatment. One patient continues on treatment and has not yet reached the 90-week time point. In six patients at 90 weeks of treatment, sebelipase alfa continued to demonstrate sustained reductions in patients’ biomarkers of liver damage (both ALT and AST), frequently into the normal range, from the pre-treatment baseline. In addition, sebelipase alfa maintained improvements in dyslipidemia associated with LAL Deficiency, with decreases in LDL and triglycerides and increases in HDL from the pre-treatment baseline to week 90 of the extension study. Sebelipase alfa was generally well tolerated through 90 weeks of the extension study. Most adverse events were mild and unrelated to sebelipase alfa. Infusion-related reactions were uncommon, mild and gastrointestinal in nature (diarrhea, abdominal cramping). No anti-drug antibodies have been detected and no drug-related serious adverse events have been reported in this study to date. Two serious adverse events (cholecystitis/cholelithiasis) considered by independent investigator to be unlikely related to sebelipase alfa occurred in one patient and this patient continues treatment with sebelipase alfa in the study.

•

Phase 2/3 Open Label Dose Escalation Study in Children with Growth Failure Due to LAL Deficiency. We are also conducting a Phase 2/3 open-label trial with sebelipase alfa in infants with LAL Deficiency and in January 2014 announced that we met the target enrollment for the study. Initial results were presented at the LDN WORLD Symposium in February 2014. The median age of infants at first infusion with sebelipase alfa was 3.0 months. Infants continuing in the trial demonstrate improvements in weight gain and other disease-related abnormalities after starting treatment with weekly infusions of sebelipase alfa (1-3 mg/kg). Six infants continue to receive treatment with sebelipase alfa, including five infants who met the primary endpoint of survival at 12 months of age and one infant who continues on treatment beyond six months of age. Two infants died shortly after the start of the study due to the late stage and rapid progression of the disease, and these deaths were considered not related to sebelipase alfa. One infant died shortly after the start of the study due to a non-study related medical procedure. Adverse events with sebelipase alfa were mostly mild to moderate. Serious adverse events were mainly related to central line infections or hospitalizations for treatment with antibiotics. One patient experienced three related serious adverse events that included fever, malaise, and tachycardia during the infusion of sebelipase alfa. Four infants developed anti-drug antibodies and all four continue on infusions with sebelipase alfa at 3 mg/kg.

Additional studies may be initiated in order to support requirements for long-term safety and to provide patients with ongoing access to the drug until we receive BLA approval of sebelipase alfa, if ever.

Natural History and Observational Studies

Unlike most common diseases where clinical familiarity exists, many aspects of the clinical presentation, disease progression (including mortality and key morbidities) and response to treatment are poorly understood for rare diseases. Two key factors are responsible for these differences. First, a physician’s clinical experience is often limited due to the rarity of the disease. Secondly, the historical absence of any effective therapy reduces the interest and research funding available to support coordinated investigation of the disease. The development of a new potential therapy requires accurate knowledge of the natural course of the disease to support patient diagnosis and endpoint selection and to provide historical data on mortality and morbidity. These are required to inform the evaluation and care of patients and to provide a reference for efficacy studies of enzyme replacement or other novel therapies. In order to understand the natural course of LAL Deficiency in support of our sebelipase alfa development program, we have conducted two clinical study protocol in approximately 20 countries that require us to review the case records of patients with LAL Deficiency.

A poster at the LDN WORLD Symposium in February 2014 described the natural history of infants with LAL Deficiency. Thirty-five infants who fulfilled the eligibility criteria with a clinical diagnosis of LAL Deficiency presenting in infants were enrolled in the study and all thirty-five died. The median age (range) for patients at symptom onset, diagnosis, and death was 1.0 month (0—6.0), 2.6 months (1.0—17.7), and 3.7 months (1.4—46.3), respectively. Growth failure and aggressive liver disease contributed to early mortality. Transaminase levels (ALT and/or AST), abnormal at diagnosis, markedly increased with disease progression. Hematopoietic stem cell transplants were performed in 10 infants; seven of these 10 infants died before nine months of age and the other three infants died between 26.9-46.3 months of age.

A poster LDN WORLD Symposium in February 2014 described the results from an observational study designed to characterize the clinical presentation and progression of LAL Deficiency presenting in children and adults. The study consisted of a retrospective chart review and a single prospective evaluation. Forty-eight patients with a confirmed diagnosis of LAL Deficiency enrolled in the study. Results from the multinational study indicate that most LAL Deficiency cases were diagnosed as children (median age at diagnosis 9.5 years; range 1.2 to 46.1 years). Elevated serum transaminases (ALT and AST) and LDL cholesterol levels were common, persistent, and frequently present from early childhood.

A majority of patients (44/48) had ALT above the age and gender-specific upper limit of normal at the first recorded value. Six of 48 patients required a liver transplant, including four patients who required a liver transplant before 18 years of age. Only nine patients identified were over the age of 40 and two of these nine patients required liver transplantation. Of the 31 patients who had a liver biopsy performed, steatosis, fibrosis, and cirrhosis were documented in 27 (87%), 16 (52%), and 5 (16%) patients, respectively.

Despite the use of lipid lowering therapy (median age at initiation was 11.3 years), dyslipidemia persisted, and LDL values remained elevated ( > 150mg/dl) from early childhood at multiple time points in a high proportion of patients. Most LDL values (270/306) were greater than 100 mg/dL. Twenty-seven of 48 patients had at least one LDL value of greater than 100 mg/dL while receiving lipid lowering therapy.

Regulatory

Sebelipase alfa has been granted orphan drug designation by the FDA, and we are conducting clinical trials in the U.S. under an active investigational new drug application (IND). The FDA may grant orphan drug designation to a product that treats a rare disease, which the FDA defines as a condition that affects fewer than 200,000 Americans. As a result of the orphan drug designation, we are eligible to receive a number of benefits, including access to grant funding for clinical trials, tax credits, waiver of the FDA filing and registration fees, and seven years of market exclusivity if approval is received. Additionally, due to the severity of LAL Deficiency, the FDA granted sebelipase alfa Fast Track Designation and, in 2013, FDA granted Breakthrough Therapy designation for LAL Deficiency presenting in infants. The Breakthrough Therapy designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for Breakthrough Therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. A Breakthrough Therapy designation conveys all of the Fast Track Designation features, as well as more intensive FDA guidance on an efficient drug development program. FDA’s decision to grant

Breakthrough Therapy designation for LAL Deficiency in infants, but not in children and adults, reflects FDA’s view that the data available for LAL Deficiency in infants demonstrated preliminary evidence of clinical benefit sufficient for Breakthrough Therapy designation in infants, but that more data would be required for Breakthrough Therapy designation for LAL Deficiency in children and adults.

Sebelipase alfa has also been granted orphan drug designation by the EMA, and we have received regulatory clearance in key countries in the European Union (EU) to conduct clinical trials in patients with LAL Deficiency. The EMA’s orphan drug designation is given to therapies that treat rare diseases, defined as conditions that affect no more than five in 10,000 persons in the EU. As a result of the EMA orphan drug designation, we are eligible to receive access to protocol assistance, direct access to centralized marketing authorization, up to 10 years of marketing exclusivity if approval is received, fee reductions or exemptions, and other national incentives. Under the EU Pediatric Regulations established in 2007, sebelipase alfa may be eligible for an additional two years of market exclusivity.

Sebelipase alfa has also been granted orphan drug designation by the Japanese Ministry of Health, Labour and Welfare, and we have received regulatory clearance in Japan to conduct clinical trials in patients with LAL Deficiency. As stipulated in Article 77-2 of the Pharmaceutical Affairs Law of Japan, a drug must meet the following conditions in order to be considered for orphan drug designation in Japan: the drug should be used to treat a disease that affects less than 50,000 people in Japan; the drug treats a disease or condition for which there are no other treatments available in Japan, or the proposed drug is clinically superior to drugs already available on the Japanese market; and the applicant should have a clear product development plan and scientific rationale to support the necessity of the drug in Japan. Specific measures to support the development of orphan drugs include prioritized consultation regarding clinical development and priority review of applications, reduced application fees, extended registration validity period, financial assistance to help cover research and development expenditures, and tax incentives.

Commercialization

LAL Deficiency is an ultra-rare disorder that falls within the scope of metabolic specialists, hepatologists and lipidologists. Liver complications such as fibrosis, cirrhosis and liver failure dominate LAL Deficiency in children and adults, and patients’ symptoms may resemble those with other, more common diseases such as non-alcoholic fatty liver disease or non-alcoholic steatohepatitis. Similar to other LSDs, increased disease awareness and improvements in diagnosis supported by the patient and physician communities are critical for identifying patients and facilitating treatment. We are in the process of engaging the physician and patient communities to establish a disease registry that will encourage involvement of all parties to raise awareness of and interest in LAL Deficiency. These include metabolic, hepatic, and lipid physician specialists and patient groups such as LAL Solace, National Organization for Rare Disorders, Eurordis and CLIMB. The diagnosis of LAL Deficiency patients is anticipated to begin with the specialists’ clinical diagnosis aided by the use of differentiating biochemical markers, including abnormal lipid profile and confirmed by a simple blood test for the LAL enzyme.

Our commercial strategy for sebelipase alfa focuses on: (i) raising disease awareness, (ii) facilitating diagnosis, (iii) supporting treatment, and (iv) facilitating third party reimbursement. By aligning resources against these imperatives, we believe that our commercial footprint will be efficient and scaled to a highly specialized market niche. Similar to other companies with such specialized call points, our current plans for resourcing the commercialization effort for sebelipase alfa include a small number of highly specialized field-based representatives supported by a specialized organization in-house. The past experience of members of our management team in leading commercial efforts for ultra-rare products highlights the value of recruiting professionals who have experience with these specialized and focused physician and patient communities. The planned commercial organization is being developed to initially address the needs and opportunities for the North American, European, Latin American, and Asia Pacific regions, as well as other emerging regions.

SBC-103 for MPS IIIB

Our SBC-103 program is another enzyme replacement therapy for an LSD known as MPS IIIB. The mucopolysaccharidoses (MPS) consist of a group of rare LSDs caused by a deficiency of enzymes needed to break down complex sugars called glycosaminoglycans. The MPS III syndromes (also known as Sanfilippo syndromes) share complications with other MPS diseases but represent a clinically distinct subset with marked central nervous system degeneration. MPS IIIB is caused by a marked decrease in alpha-N-acetyl-glucosaminidase (NAGLU) enzyme activity which leads to the buildup of abnormal amounts of heparan sulfate (HS) in the brain and other organs. The accumulation of abnormal HS, particularly in the central nervous system, leads to severe cognitive decline, behavioral problems, speech loss, increasing loss of mobility, and premature death. SBC-103 is a recombinant form of the human NAGLU enzyme which we are developing as an enzyme replacement therapy for MPS IIIB. SBC-103 has been granted orphan designation by the FDA and the EMA. We are currently conducting non-clinical toxicology studies that will be required to support clinical trial applications for SBC-103.

Using various dosing approaches, SBC-103 reduced HS substrate storage in the brain, liver and kidney in an MPS IIIB animal model. At the LDN WORLD Symposium in February 2014, we presented data from a preclinical study with SBC-103 in a mouse model of MPS IIIB. Data from this study confirmed that SBC-103 delivered by intravenous and intrathecal administration reduced abnormal heparan sulfate levels in the brain of NAGLU-deficient mice. In addition, intravenously administered SBC-103 increased NAGLU enzyme activity levels in the brain of a MPS IIIB mouse model and increased cerebral spinal fluid NAGLU enzyme activity in non-human primates in preclinical studies. These findings suggest that SBC-103 may have properties that allow it to cross the normal blood-brain barrier.

Additional data at the meeting supporting this observation concerned an investigation of SBC-103 in an in vitro model of the blood-brain barrier. In this study, SBC-103 was effectively transported from the apical side (representing the blood) to the opposite basolateral side (representing the brain tissue). The addition of mannose-6-phospate inhibited directional transport by more than 90%, suggesting that the observed transport of SBC-103 was mediated by the mannose-6-phosphate receptor. These data suggest that the previously reported effects of intravenous SBC-103 on central nervous system substrate accumulation in an MPS IIIB disease model may be mediated by specific cellular transport across the blood-brain barrier.

Pipeline Programs

We are progressing protein therapeutic programs for rare diseases, which are currently at different stages of development. These protein therapeutic programs are selected based on scientific rationale, unmet medical need within the patient population, ability to make a meaningful impact on the lives of patients, a clinical endpoint that can be achieved with a small number of patients, a definable path to registration, and the attractiveness of the commercial opportunity. The following table describes our product candidate pipeline:

We believe our programs have the potential to present patients and health care practitioners with effective therapies to treat the rare and life-threatening diseases targeted by these programs, which, like LAL Deficiency, are characterized by significant morbidity and mortality.

Our Manufacturing Platform

Overview

Our proprietary expression platform is an important element of our business, and has contributed to most of our current pipeline of rare disease therapeutics. Our expression platform is an integrated approach using recombinant DNA technology for the creation, optimization and commercial production of protein therapeutics. This mature platform, encompassing over 15 years of research and clinical development, is distinct from cell culture based approaches for protein therapeutic manufacturing and has a number of potential advantages which include:

•	Reduced capital investment;

•	Competitive protein expression levels;

•	Flexibility and consistency during scale-up;

•	Human-like glycosylation patterns that can be tailored for the application; and

•	Purification processing techniques commonly found in the biotechnology manufacturing industry.

We believe that this system may reduce the scale-up risks and inconsistency issues often associated with cell culture-based manufacturing of many types of therapeutic proteins. The ability to manufacture our products using our manufacturing platform is a key element of our business. This capability may decrease some of the capital requirements for progressing a protein therapeutic into clinical development.

Biology

The foundation of our platform is an integrated system of proprietary vectors and methods that allow the generation of genetically modified hens which produce high levels of therapeutic protein in egg white (EW). Expression is achieved using our proprietary vectors that allow targeted expression in EW-producing cells, which results in high expression levels of therapeutic proteins. The EW matrix facilitates bulk storage of unpurified EW prior to purification for prolonged periods and is one of a number of manufacturing advantages of our platform over traditional protein manufacturing technologies. In contrast to mammalian cell culture based approaches that utilize immortalized cell lines with high genetic and epigenetic instability, our proprietary vectors allow incorporation of the gene of interest into the genome of normal cells of an avian host (Gallus) with selective expression of the resulting protein in the oviduct tissues and secretion into EW. The importance of this cellular environment for therapeutic protein expression is highlighted by the tight consistency of post-translational modification, including glycosylation, seen in proteins manufactured using our platform compared to cell culture produced material. Furthermore, our expression system yields consistent expression levels and quality of protein within production lines and through multiple generations.

Our proprietary technology may allow for the production of proteins with glycosylation patterns that are suitable for a number of diseases without a requirement for additional processes either during manufacturing (inhibition of specific glycosylation enzymes) or post purification (enzymatic removal of terminal sugars) to modify terminal glycan structures impacting biodistribution. Furthermore, unlike some alternative expression platforms, our expression system produces proteins with ‘human like’ glycan structures and does not incorporate non-human sugars into glycans.

Manufacturing and Supply

We have demonstrated our platform’s ability to produce a wide array of investigational therapeutic proteins, including therapeutic enzymes, cytokines, monoclonal antibodies and fusion proteins. From 2004 to 2008, we manufactured investigational products using our expression system to supply Phase 1 and Phase 2 multinational clinical studies run in the U.S., EU, and India, which included more than 250 patients. In addition, this expression system has been used in the manufacturing of clinical Phase 1/2 and Phase 3 materials to support the development of sebelipase alfa. Within the sebelipase alfa clinical development program hundreds of infusions or doses have been provided to pediatric and adult patients in global trials using clinical materials manufactured from our platform. The regulatory clearance for these studies followed substantial review by global regulatory authorities of detailed information related to the manufacturing platform and the expression system. This platform is covered by a comprehensive intellectual property portfolio owned by, or exclusively licensed to us and, we believe the platform provides us with expanded freedom to operate compared to other systems. We also investigate the potential to manufacture investigational therapeutic proteins using other platform technologies, such as cell culture, in our process to find the right strategic manufacturing solution for each product candidate.

We currently rely on our manufacturing facilities for the production of products utilized in our clinical and preclinical activities, as discussed in further detail in “Item 2. Properties.” We also depend on third party providers for other services in the manufacturing process, including product purification, product finishing, packaging, vialing, labeling and testing.

FUZEON

On November 2, 2011, Trimeris, Inc., a Delaware corporation incorporated in 1993 (“Trimeris”), closed a merger transaction (the “Reverse Merger”) with Synageva BioPharma Corp., a privately held Delaware corporation incorporated (“Private Synageva”), pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). Pursuant to the Merger Agreement, Private Synageva became a wholly owned subsidiary of Trimeris and the former stockholders of Private Synageva received shares of Trimeris that constituted a majority of the outstanding shares of Trimeris. In connection with the Reverse Merger, Trimeris changed its name to Synageva BioPharma Corp.

As part of the Reverse Merger, we acquired the rights to a royalty stream related to FUZEON®, an HIV fusion inhibitor, developed by Trimeris in collaboration with F. Hoffmann-La Roche Ltd. (“Roche”). The FDA approved the use of FUZEON in combination with other anti-HIV drugs for the treatment of HIV-1 infection in treatment-experienced patients with evidence of HIV-1 replication despite ongoing anti-HIV therapy. After the FDA granted accelerated approval, commercial sales of FUZEON began in March 2003. Full approval was granted by the FDA in October 2004. Roche also filed an application for European marketing approval of FUZEON in September 2002 and was granted marketing approval under exceptional circumstances by the European Agency for the Evaluation of Medicinal Products in May 2003.

We granted Roche an exclusive license to manufacture and sell FUZEON worldwide, and we receive royalties from Roche on net sales of FUZEON. Royalties from sales of FUZEON have shown a general declining trend from 2007 through 2013. Although royalties from the sale of FUZEON is currently our largest source of revenue, we do not consider the sales of FUZEON to be material to our business strategy.

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

Our patent portfolio is currently composed of over 200 issued patents and 150 patent applications in major territories, including the U.S., Europe, Brazil, Japan, China, Canada, India, and Australia, and includes patents and patent applications that we own as well as license from other parties. These patents and patent applications cover various aspects of our manufacturing expression platform, product candidate pipeline and other product candidates that we are no longer developing. Patents covering aspects of our manufacturing expression platform will expire between 2016 and 2027. If they were to issue, patents granted on pending patent applications covering the expression platform will expire between 2018 and 2027. Patents covering sebelipase alfa will expire in 2021. If they were to issue, patents granted on pending patent applications covering sebelipase alfa will expire between 2021 and 2032.

In addition, our own pending applications contain claims directed to compositions and improved methods for expression of therapeutic proteins, with expirations between 2025 and 2027. We continue to develop new intellectual property based on ongoing research to improve and enhance our expression platform.

While there can be no assurance that patent applications relating to our product candidates will ultimately issue or what the scope of the claims of such patent applications will cover if they were to issue, we expect to rely heavily on orphan drug exclusivity for our product candidates, including sebelipase alfa, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. In addition, we continue to pursue intellectual property protection for our product candidates in the form of patent applications that have been and will continue to be filed in the U.S. and internationally.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. Additional patent extension can be granted for time spent in clinical development and regulatory review in certain jurisdictions as well.

University of Georgia Research Foundation

Our patent rights include an exclusive, worldwide, sublicensable license to patents rights owned by University of Georgia Research Foundation (“UGARF”) to develop, make, use and commercialize the avian transgenesis technology. Under the license, which was initially executed in 1996 and amended in 2007 and 2013, we paid UGARF an upfront license fee and issued shares of our common stock in return for worldwide exclusive rights under the license. Additionally, UGARF is eligible to receive low single digit royalties on net sales of products covered under the license. This license agreement covers patents and patent applications pending worldwide that are the basis of our expression platform. The UGARF license is effective until the last to expire of the licensed patents. Patents exclusively licensed from UGARF covering various aspects of our expression platform will expire between 2017 and 2024. UGARF can terminate the license or, at UGARF’s discretion, convert the license into a non-exclusive license, if we materially breach the agreement, make any materially false reports to UGARF, or fail to pay any required consideration under the agreement. We have the right to terminate the agreement upon 60 days’ prior written notice to UGARF.

Shire Human Genetics Therapies

In April 2013, we entered into a settlement agreement with Shire Human Genetics Therapies, Inc. and its affiliates (“Shire”) and Cincinnati Children’s Hospital Research Foundation, an operating division of Children’s Hospital Medical Center, and its affiliates, under which the parties settled the outstanding sebelipase alfa patent-related issues between them, including revocation actions in the United Kingdom and France and an outstanding opposition in the European Patent Office. Simultaneously with the execution of the settlement agreement, we entered into a sublicense agreement with Shire under which we received exclusive, worldwide rights to multiple patents and patent applications owned by Cincinnati Children’s Hospital Research Foundation and its affiliates, which had been exclusively licensed to, or co-owned with, Shire. The patents and patent applications cover the use of LAL including for the treatment of LAL Deficiency and atherosclerosis. These additional patents and patent applications complement our existing and planned patent portfolio covering our LAL Deficiency program including patents and patent applications for composition of matter, methods of use, and manufacturing. In exchange for the settlement and the rights acquired from Shire, we paid an upfront payment and will be obligated to make two sales-based milestones (each a low single-digit million dollar payment), and low, single-digit percentage tiered royalty payments on sales of sebelipase alfa in the U.S. and certain countries in Europe. The patents covering sebelipase alfa that are subject to our obligation to make tiered royalty payments are expected to expire in 2021.

University of Minnesota

In 2009, we entered into an exclusive license agreement, with the right to grant sublicenses, with the University of Minnesota that relates to compositions and methods useful for generating transgenic Gallus. In exchange for the license, which is effective until the last to expire of the licensed patents, we paid the University of Minnesota an upfront license fee. In addition, University of Minnesota is entitled to minimal annual royalties which are creditable against low single digit royalties on net sales of products covered under the license. The patents included in this license agreement expire between 2016 and 2017. The University of Minnesota may terminate the agreement for our failure to timely cure any material breach or failure to perform any obligations under the agreement. We may terminate the agreement upon 90 days’ prior written notice.

Pangenix

In 2000, we entered into a non-exclusive, sublicensable license agreement with Pangenix that relates to patents covering compositions and methods useful for generating transgenic Gallus. In exchange for the license granted by Pangenix, which is effective until the last to expire of the licensed patents, Pangenix received an upfront license fee and is entitled to receive minimum annual royalties creditable against low single digit royalties on net sales of products covered under the license. The patents included in this license agreement are set to expire between 2013 and 2015.

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

Sales and Marketing

We are currently developing marketing, sales and distribution capabilities to support commercialization for sebelipase alfa. Similar to other companies with specialized call points, our current plans for commercialization resources include limited field-based representatives supported by a specialized in-house organization to address the needs and opportunities for the North American, European, Latin American, and Asia Pacific regions.

With respect to pipeline products and other product candidates, we may elect to utilize our own commercial capabilities to market and sell a product for which we obtain regulatory approval.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies and specialty pharmaceutical companies, academic institutions, government agencies, and research institutions. The market for enzyme replacement therapies is becoming increasingly competitive and technologies such as gene therapy, chaperones, fusion proteins and others could compete against existing enzyme replacement therapies. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profile, reliability and durability of response, convenience of dosing, and price and reimbursement.

We are not aware of direct competitors to sebelipase alfa. We are aware that BioMarin Pharmaceutical Inc. has selected a drug development candidate for the treatment of MPS IIIB as an enzyme replacement therapy and it is in preclinical development. In addition, uniQure B.V. has a gene-therapy program that is in Phase 1 clinical trials for the treatment of MPS IIIB.

Government Regulation

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our product candidates and future products, are subject to extensive regulation by governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. We expect sebelipase alfa to be regulated by the FDA as a drug and biologic. Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the U.S. Biologics derived from transgenic sources also require submission and approval by FDA of a New Animal Drug Application (NADA) prior to being marketed in the U.S. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

The steps required before a biologic may be approved for marketing of an indication in the U.S. generally include:

•	preclinical laboratory tests and animal tests;

•	validation of manufacturing processes and analytical methods;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission to the FDA of a BLA or supplemental BLA;

•	FDA pre-approval inspection of product manufacturers; and

•	FDA review and approval of the BLA or supplemental BLA.

Preclinical studies include laboratory evaluation as well as animal studies to assess the potential safety and efficacy of the product candidate. Many preclinical safety studies must be conducted in compliance with FDA regulations regarding good laboratory practices (GLPs). The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND becomes effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND. The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. Submission of an IND does not guarantee FDA authorization to commence clinical trials.

Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of qualified principal investigators. Each clinical study at each clinical site must be reviewed and approved by an independent institutional review board or ethics committee, and often other local clinical research review committees, prior to the recruitment of subjects.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations. Phase 1 studies may be conducted in a limited number of patients, but are sometimes conducted in healthy volunteer subjects. Phase 1 studies are typically intended and designed to evaluate safety, and may also be used to evaluate pharmacokinetics and activity.

Phase 2 usually involves studies in a larger, but still limited, patient population to evaluate preliminarily the efficacy of the drug candidate for specific, targeted indications and to determine optimal dosing and regimens and to identify possible short-term adverse effects and safety risks.

Phase 3 trials are undertaken to confirm clinical efficacy safety within an expanded patient population at multiple clinical study sites. Phase 1, Phase 2, or Phase 3 testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Results from one trial are not necessarily predictive of results from later trials. Furthermore, the FDA may require that clinical trials be suspended at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and control of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The BLA review fee alone can exceed $500,000, subject to certain limited deferrals, waivers, and reductions that may be available. Similar fees may be required for marketing applications submitted in other countries. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following submission of the application. If the FDA finds the filing complete, the FDA will “accept” the BLA for filing, thus triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of priority BLA applications in six months of the 60 day filing date and 90% of standard BLA applications in 10 months of the 60 day filing date, whereupon a review decision is to be made. The

FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but an “action letter” that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured or tested and will not approve the product unless compliance with current good manufacturing processes (cGMP) is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. Marketing a product for other indicated uses or making certain manufacturing or other changes requires FDA review and approval of a BLA supplement or new BLA. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

As part of the Patient Protection and Affordable Care Act of 2010 under the subtitle of Biologics Price Competition and Innovation Act of 2009 (“BPCI”), a statutory pathway has been created for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the Public Health Service Act. Also under the BPCI, innovator manufacturers of original reference biological products are granted a 12 year period of exclusivity from the date of approval of its biological product before biosimilar competition can enter the market in the U.S. under this statutory pathway. The objectives of the BPCI are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the “Hatch-Waxman Act,” which established abbreviated pathways for the approval of drug products. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA and is currently being developed. In late 2010, the FDA held a hearing to receive comments from a broad group of stakeholders regarding the implementation of the BCPI. The approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance. Similar requirements and inspectional obligations exist with other worldwide regulatory authorities.

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

Other Healthcare Laws and Compliance Requirements

If we obtain regulatory approval for any of our product candidates, we may be subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

the federal transparency laws, including the federal Physician Payment Sunshine Act, that requires drug manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals;

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The Healthcare Reform Law broadened the reach of the fraud and abuse laws by, among other things, amending the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes. Under the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Healthcare Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. We are also subject to the Foreign Corrupt Practices Act (FCPA), which prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business.

Foreign Regulation

In addition to regulations in the U.S., we are subject to a variety of foreign regulatory requirements governing human clinical trials, marketing approval for drugs, and fraud and abuse in the healthcare industry. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Similarly, if our operations are found to be in violation of any foreign laws and regulations covering fraud and abuse, we would be subject to penalties and risks similar to those described above. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

Employees

As of December 31, 2013, we had 172 full-time employees. Approximately 124 were primarily engaged in research and development activities and 48 were primarily engaged in commercial, general and administrative activities. None of our employees are subject to a collective bargaining agreement, and we believe our employee relations to be good.

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

The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Paper copies of our SEC reports are available free of charge upon request in writing to Investor Relations, Synageva BioPharma Corp., 33 Hayden Avenue, Lexington MA 02421.

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

Risks Related to the Development and Commercialization of Product Candidates

We are largely dependent on the success of sebelipase alfa. All of our product candidates, including sebelipase alfa, are still in development. Clinical trials of our product candidates may not be successful.

Our business prospects are largely dependent upon the successful development and commercialization of sebelipase alfa. We have completed enrollment in our global ARISE clinical trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency, and our Phase 2/3 trial in infants with LAL Deficiency. We are planning to enroll patients in an additional, open label clinical trial in a broader patient population with LAL Deficiency, including children and adults and anticipate initiating other clinical trials. Before we can commercialize product candidates, including sebelipase alfa, we need to:

•	conduct substantial research and development;

•	undertake preclinical and clinical testing and other costly and time consuming measures;

•	scale-up and transfer manufacturing processes while maintaining consistent product quality; and

•	pursue and obtain marketing and manufacturing approvals and, in some jurisdictions, pricing and reimbursement approvals.

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

•

inability to produce, or sufficiently test, comparable or consistent drug materials derived from different manufacturing facilities operated by us or from processes run by third party manufacturers which could impact our ability or timing with respect to receiving regulatory approval for our product candidates;

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

We may decide to abandon development of a product candidate or service at any time, or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs of development and delay any revenue from those programs. In addition, a regulatory authority may deny or delay an approval because it is not satisfied with the design, conduct, or results of clinical trials or due to its assessment of the data we supply.

We have neither obtained marketing approval, nor commercialized any of our current rare disease product candidates.

We have neither obtained marketing approval nor commercialized any of our current product candidates and do not expect to receive marketing approval or generate revenue from the direct sale of an approved product, including sebelipase alfa, for an indefinite period, if ever. We have only limited clinical experience from our sebelipase alfa studies even though we have completed enrollment in the ARISE trial and the Phase 2/3 open-label trial in infants with LAL Deficiency. We are planning to enroll patients in another open label clinical trial for a broader patient population with LAL Deficiency, including children and adults, and may initiate additional clinical trials. We are also conducting preclinical studies with other product candidates for various other indications and our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these indications. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval, including because we may be unsuccessful in convincing regulatory authorities of the adequacy of the design of our trials or the sufficiency of the data generated from our clinical and other studies. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead programs, or might be significantly delayed in doing so, which will materially harm our business.

If our preclinical studies do not produce positive results, if our clinical trials are delayed or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our receipt of regulatory approval for, or the commercialization of, our product candidates, including:

•

our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide to conduct, or regulators may require, additional preclinical testing prior being able to initiate clinical trials, or we may decide, or regulators may require us, to change the design of clinical trials in ways that may slow their progress, to delay the initiation of clinical trials, or we may abandon projects that we expect to be promising;

•	a regulatory authority or institutional review board may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to these authorities or to institutional review boards or ethics committees for re-review due to changes in the regulatory environment;

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

•

we might have to suspend or terminate one or more of our clinical trials if we, a regulatory authority or an institutional review board or ethics committee determine that the participants are being exposed to unacceptable health risks;

•

a regulatory authority or institutional review board or ethics committee may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	a regulatory authority may require that we conduct additional clinical research to provide additional information regarding the efficacy or safety of sebelipase alfa;

•	the cost of our clinical trials may be greater than we anticipate;

•

the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective contract manufacturing organizations;

•	we may not be able to reach agreements on acceptable terms with prospective clinical research organizations;

•	if approved, we may not be able to reach agreements on acceptable terms with commercial distributors; or

•	the effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics.

We may obtain approval for indications that are not as broad as intended or entirely different than those indications for which we sought approval. For example, even if we meet the pre-specified primary and secondary endpoints in the ARISE clinical trial for children and adults, potential regulatory approval could be limited to the treatment of LAL Deficiency only in infants, and that would represent a small portion of the total LAL Deficiency patient population. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate or are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining, or may not be able to obtain, marketing approval for one or more of our product candidates;

•	incur substantial additional costs in conducting such additional clinical trials or other testing;

•	obtain regulatory approval for only a narrower indication or an indication that might be otherwise qualified or constrained; or

•	have the product removed from the market after obtaining marketing approval.

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

We may find it difficult to enroll patients in our clinical trials.

Although we have completed enrollment in our ARISE clinical trial and our Phase 2/3 trial in infants with LAL Deficiency, we are currently enrolling patients in an additional open label clinical trial for a broader patient population with LAL Deficiency, including children and adults. Potential patients for our product candidates, including sebelipase alfa, may not be adequately diagnosed or identified with the diseases being targeted by our product candidates. Sebelipase alfa is being developed to treat LAL Deficiency, which is very rare. Studies by investigators who screened various populations for a common mutation that causes LAL Deficiency indicate a prevalence range of 1:40,000 to 1:300,000 for LAL Deficiency in children and adults. There is no prevalent population for infants with LAL Deficiency, since these infants almost never survive beyond the first year of life. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

The results of our clinical trials may not prove sufficient to obtain regulatory approval of our product candidates, and subsequent trials may fail to replicate promising data seen in earlier preclinical studies and clinical trials.

Interim data from an ongoing Phase 1/2 extension study with sebelipase alfa in adults with LAL Deficiency provided results consistent with preclinical findings and the known mechanism of action for LAL. We have completed enrollment in our ARISE clinical trial and our Phase 2/3 trial in infants with LAL Deficiency. We are currently enrolling patients in another, open label clinical trial for a broader patient population with LAL Deficiency, including children and adults.

We have other product candidates that are in various stages of preclinical development. Promising results in our preclinical studies or clinical trials may not be replicated in ongoing and future studies or trials, and final data analysis may differ from interim data analysis. Even if our additional trials of sebelipase alfa are conducted and completed as planned, the results may not meet the primary or secondary endpoints, or otherwise not prove sufficient to obtain regulatory approval or result in a restricted product label that could negatively impact commercialization. Success in preclinical testing does not ensure success in clinical trials, and success in early stage clinical trials does not ensure success in later clinical trials. This can be due to a variety of reasons, including variations in patient populations, or the inability of certain patients to complete all assessments required by the clinical trial protocol, adjustments to clinical trial protocols or designs as compared to earlier testing or trials, variations in the data that could produce inconclusive or uninterpretable results, or the use of additional trial sites or investigators. Phase 3 clinical trials often fail to replicate encouraging results seen in preclinical studies and early clinical trials. In addition, clinical trial data are subject to differing interpretations, and regulatory agencies may not concur with our analysis of clinical trial data or its implications, which may result in delays in the regulatory approval process. Ongoing and future studies may, for example, indicate safety concerns that regulatory authorities view as unacceptable. Final data analysis of our completed, ongoing and future clinical trials may fail to demonstrate that our product candidates are sufficiently safe and effective for pursued indications. Any such failure could cause us to abandon a product candidate, substantially delay development of other product candidates, or require substantial expenditures to conduct additional trials. Both preclinical and clinical data are often susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining regulatory approval of the affected product candidate and, consequently, our ability to commercialize that product candidate and potentially our other product candidates. Development and commercialization of therapies for rare diseases requires expenditure of significant funds with no assurance of success.

A regulatory authority may deny or delay approval of our product candidates, including sebelipase alfa, because it is not satisfied with the structure or conduct of our clinical trials or due to its assessment of the data we supply, or may determine to approve our product candidates for use in narrow patient populations.

A regulatory authority may not agree with the design or endpoints of our clinical trials. We sought advice from EMA for our sebelipase alfa development plan, including the ARISE clinical trial design and EMA was supportive of our plan in principle. We did not seek a special protocol assessment (SPA) with the FDA and do not have agreement with the FDA regarding the design or primary endpoint utilized in the ARISE clinical trial. Accordingly, we believe that we will need to demonstrate efficacy based on a totality of evidence including success on multiple endpoints in our clinical studies to support a favorable risk-benefit profile and provide substantial evidence of efficacy of sebelipase alfa for the treatment of LAL Deficiency, including data from the ARISE clinical trial, the Phase 2/3 open-label trial in infants with LAL Deficiency, as well as from the natural history studies for LAL Deficiency. Based on FDA feedback, it will be essential to link the primary endpoint for the ARISE clinical trial, ALT normalization, to other evidence of clinical benefit. We also will need to provide evidence to FDA demonstrating that ALT normalization, alone or in combination with other endpoints, is reasonably likely to predict clinical benefit. If we are unable to do so, even if we meet the pre-specified primary and secondary endpoints in the ARISE clinical trial, potential regulatory approval could be limited to a small subset of the total LAL Deficiency patient population, unless and until we successfully complete additional clinical trials, if ever. In addition, regulatory authorities may not believe that we have provided sufficient safety data or adequately demonstrated clinical benefit in the patient population studied in the clinical trial. Clinical data is subject to varied interpretations, and regulatory authorities may disagree with our assessments of data. In any such case, a regulatory authority could insist that we provide additional data or conduct additional clinical studies, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies. A positive opinion by the Committee for Medicinal Products for Human Use (CHMP) is required for EMA approval and requires agreement among a majority of CHMP members, each of whom may have differing opinions on the strength of the evidence we may provide.

Priority review for our drug product candidates, if obtained, may not actually lead to a faster review process.

In the future, we may request priority review from the FDA and/or accelerated assessment from EMA for sebelipase alfa and our other drug product candidates; however, the FDA or EMA may not grant it. Without priority review, the FDA review timeline for first cycle review could be longer than 12 months, at which time FDA may decline to approve the application or issue a complete response letter requiring additional data to be submitted. A determination of acceptance for priority review is made after a complete BLA is accepted for filing, based on criteria defined by FDA. A lengthier review process will delay revenue from the sale of products and will increase the capital necessary to fund these product development programs. In addition, sebelipase alfa received Fast Track Designation by the FDA, and Breakthrough Therapy designation by the FDA for LAL Deficiency presenting in infants; however, the practical implications of Fast Track and Breakthrough Therapy designation cannot be determined at this time and may not lead to a faster review or approval. The review timelines to reach a CHMP opinion and EMA action will also depend on how efficiently we respond to questions which stop the clock during the review.

Our product candidates, including sebelipase alfa, if approved by any regulatory authorities could be subject to labeling and other restrictions, and we will be subject to ongoing regulatory obligations, oversight and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that we obtain for our product candidates will be subject to limitations on the approved indicated uses or patient population for which the product may be recommended for use or marketed, or to the conditions of approval, including a risk evaluation and mitigation strategy (REMS) or post-marketing commitments, requirements, or follow-up measures. In addition, if the FDA, EMA or other regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, storage, adverse event reporting, dispensation, distribution, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements will include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration, as well as continued compliance with cGMPs, GCPs (good clinical practices), and GLPs. If we do not comply with the applicable regulations and requirements, the range of possible sanctions includes issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications, and enforcement actions, including injunctions and civil or criminal prosecution. The FDA and comparable international regulatory agencies can withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.

Regulatory approvals could also contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and extraordinary requirements for surveillance to monitor the safety and efficacy of the drug product. Post-marketing studies and/or post-market surveillance may suggest that a product causes undesirable side effects which present an increased risk to the patient. If data we collect from post-marketing studies suggest that one of our approved products may present a risk to safety, the regulatory authorities could withdraw our product approval, suspend production or place other labeling or marketing restrictions on our products. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, the value of our Company and our operating results will be adversely affected.

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. In addition, the awareness of LAL Deficiency among treating health care providers is low. Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. For example, studies estimate the prevalence of LAL Deficiency in children and adults to be between 1:40,000 and 1:300,000. In addition, there is no prevalent population for infants with LAL Deficiency, since these infants almost never survive beyond the first year of life. These estimates may prove to be incorrect and new studies may change the estimated prevalence of these diseases. If the estimates are incorrect, and the prevalence rate is lower than we anticipate, our commercial business may suffer.

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

Any future product that we may bring to the market, including sebelipase alfa, may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If our products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects of the product, including any limitations or warnings contained in a product’s approved labeling;

•	the perception of clinical benefit, safety, and potential advantages over alternative treatments;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third party insurance coverage or reimbursement in the countries or geographies where patients live.

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

In the U.S. and elsewhere, sales of prescription drugs depend in part on the consumers’ ability to obtain reimbursement for the cost of the drugs from third-party payors, such as private and government insurance programs. Third-party payors are increasingly challenging the prices charged for medical products and services, including those related to rare diseases, in an effort to promote cost containment measures and alternative health care delivery systems. Our prospects for achieving profitability will depend heavily upon the availability of adequate reimbursement for the use of our approved product candidates from governmental and other third party payors, both in the U.S. and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

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

Even if we obtain regulatory approval for our product candidates, if we are unable to successfully develop internal and external commercialization capabilities, we will be unable to successfully commercialize them.

We currently have limited internal capabilities for the commercialization of any product candidates that may be approved. In order to commercialize a product if approved, we must develop our internal sales, marketing, contracting and reimbursement capabilities. We will need to commit significant time and financial and managerial resources to develop a medical affairs team, and a marketing and sales force with technical expertise and with supporting distribution capabilities.

Factors that may inhibit our efforts to develop our commercialization capabilities include:

•	our inability to recruit and retain adequate numbers of effective medical and commercial personnel or manage a potential substantial increase in our number of full-time employees in a short period;

•

our inability to train sales personnel, who may have limited experience with us or our future products, to deliver a consistent message regarding and be effective in convincing physicians to prescribe our future products;

•

our inability to equip medical and sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable rare diseases and our future products; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

If we are not successful in building a medical affairs as well as a sales and marketing infrastructure, we will have difficulty commercializing any future products, which would adversely affect our business and financial condition.

In addition, we plan to rely on third parties to help distribute our future products to patients. We expect that we will need to contract with third-party logistics companies to warehouse and distribute any approved products, and coordinate prescription intake and distribution, reimbursement adjudication, patient financial support, and ongoing compliance support. This distribution network will require significant coordination with our sales and marketing and finance organizations. If we are unable to effectively establish and manage the distribution process, the commercial launch and sales of any future products we may commercialize, will be delayed or severely compromised and our results of operations may be harmed.

We expect to rely heavily on orphan drug exclusivity for sebelipase alfa and SBC-103. A competitor may receive orphan drug marketing authorization prior to us for the same indication for which we are seeking approval.

Approval of sebelipase alfa and SBC-103 as orphan drugs would grant us seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to 10 years of marketing exclusivity in Europe. While the orphan drug designation for sebelipase alfa and SBC-103 will provide market exclusivity in the U.S., Europe and Japan, we will not be able to exclude other companies from manufacturing and/or selling drugs using the same active ingredient for the same indication beyond that timeframe. Furthermore, the marketing exclusivity in Europe can be reduced from 10 years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan drug or orphan exclusivity may be revoked if we cannot reliably supply the market. Even if we have orphan drug designation for a particular drug indication, we cannot guarantee that another company also with orphan drug designation will not receive marketing authorization for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity has expired. Also, we cannot guarantee that another company with orphan drug designation will not receive marketing authorization for the same indication at the same time we do. In this case, both companies would receive market exclusivity, which could have a material adverse effect on sales in that market. Even if we are the first to obtain marketing authorization for an orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity in the U.S., such as if the later product is shown to be clinically superior to our product, or if the later product is a different drug than sebelipase alfa or SBC-103. Further, the seven-year marketing exclusivity in the U.S. would not prevent competitors from obtaining approval of the same compound for other indications or the use of other types of drugs for the same use as the orphan drug.

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

We are subject to regulations regarding the manufacturing of therapeutic proteins and, if we are unable to comply, or if we or any third party provider fails to provide sufficient quantities of material, we may experience delays and incur additional costs.

We and our third party suppliers are subject to ongoing periodic unannounced inspections by the FDA, corresponding state agencies or non-U.S. regulatory authorities to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. The cGMP requirements govern manufacturing, quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. We and our contract manufacturers and testing laboratories must also pass pre-approval inspections prior to regulatory approvals. Failure to pass a pre-approval inspection might significantly delay regulatory approval of our products. If we or our contract manufacturers or testing laboratories fail to comply with these requirements, we would be subject to possible regulatory action and might be limited in the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition, and results of operations might be materially harmed.

We currently manufacture the therapeutic protein product candidates that we are developing, using both internal resources and external contract manufacturers; however, we have limited experience in manufacturing or procuring products in commercial quantities and our manufacturing system has never been utilized to produce a product approved by regulatory authorities for commercial use. We may not be able to manufacture enough product to conduct clinical trials or for later commercialization at an acceptable cost or at all. We may not be able to produce, or sufficiently test comparable drug materials derived from different manufacturing facilities operating by us or from processes run by our third party manufacturing partners, which could impact our ability or timing with respect to receiving regulatory approval for our product candidates. In addition, a number of other factors could cause production interruptions at our facilities or the facilities of our third-party providers, including equipment malfunctions, facility contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, terrorist activities, human error or disruptions in the operations of our suppliers.

Our product candidates are biologics and are very difficult to manufacture. We employ multiple steps to attempt to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient material for clinical trials. Certain of the raw materials required in the manufacturing and the formulation of our product candidates are derived from biological sources, including EW and human serum albumin. Such raw materials are difficult to procure and may be subject to contamination or recall. Also, some countries in which we may operate could restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, or restriction on the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt manufacturing or could result in a withdrawal of our product candidates.

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

We currently rely on third parties to complete the manufacturing process, including purifying, finishing and filling our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We might be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and other regulatory authorities must approve any replacement contractor. This approval would generally require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products prior to receipt of FDA approval, if any.

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

•

Drug manufacturers are subject to ongoing periodic unannounced inspections by regulatory authorities, corresponding state agencies and non-U.S. regulatory authorities to ensure strict compliance with cGMP, and other government regulations and corresponding foreign standards. We do not have complete control over third-party manufacturers’ compliance with these regulations and standards.

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

If we do not achieve our projected development and commercialization goals in the time frames we expect and announce, the credibility of our management and our organizational competence may be adversely affected.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, market launch and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings and eventual product launch.

From time to time, we may publicly announce the estimated timing of some of these milestones. All of these milestones will be based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. For example, clinical trials may be delayed due to factors such as institutional review board approvals, qualification of clinical sites, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient enrollment. In most circumstances, we rely on academic institutions, major medical institutions, governmental research organizations (U.S. or internationally based), clinical research organizations or contract manufacturing organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We will have limited control over the timing and other aspects of these clinical trials.

If we do not meet the milestones as publicly announced (or as projected by various security analysts who follow us), our stockholders or potential stockholders may lose confidence in our ability to meet overall product development and commercialization goals and, as a result, the price of our common stock may decline.

Risks Related to Intellectual Property

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

•	governments may adopt regulations requiring compulsory licensing of IP rights, and governments or courts may render decisions enforcing those regulations;

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

We have licensed technology that is related to our proprietary expression technology from the University of Georgia, University of Minnesota and Pangenix. In addition, we obtained exclusive worldwide rights to multiple patents and patent applications relating to the use of LAL for the treatment of LAL Deficiency and atherosclerosis from Shire and Cincinnati Children’s Hospital Research Foundation. We might enter into additional licenses in the future. Licenses to which we are a party contain, and we expect that any future licenses will contain, provisions requiring up-front, milestone, and royalty payments to licensors and other conditions to maintaining the license rights. If we fail to comply with our obligations under any such license, the applicable licensor may have the right to terminate the license on relatively short notice and as a result, we may not be able to commercialize drug candidates or technologies that were covered by the applicable license. Also, the milestone and other payments associated with these licenses will make it less profitable for us to develop our drug candidates.

Risks Related to our Business Operations and Industry

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

Our success depends on our ability to manage our projected growth.

With our growth and preparation for a potential commercial launch of sepelipase alfa for the treatment of LAL Deficiency and the continued progress of our preclinical-stage programs, we will be required to retain existing and add required new qualified and experienced personnel in the commercial, regulatory, manufacturing, quality, program management, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through internal discoveries, or the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.

Our staff, financial resources, systems, procedures or controls may be inadequate to support our expanding operations and our management may be unable to take advantage of future market opportunities or manage successfully our relationships with third parties if we are unable to adequately manage our anticipated growth and the integration of new personnel.

We may pursue rapid expansion of our workforce or diversify our business strategy through mergers, acquisitions, licensing arrangements or other contractual arrangements with third parties which may require substantial resources and substantial amounts of time from members of our senior management and involve numerous risks.

We may spend substantial resources to hire additional employees or pursue acquisitions of new technologies or businesses that we would expect to be complementary to our current technologies or business focus through mergers, acquisitions, licensing arrangements or other contractual arrangements with third parties. Acquisitions of technologies, companies or product rights involve numerous risks, including potential difficulties in the integration of acquired operations such as retaining key employees of an acquired business, integrating research and development programs, not meeting financial objectives, increased costs, undisclosed liabilities not covered by insurance or terms of acquisition, and diversion of management’s attention and resources in connection with an acquisition. No assurance can be given as to our success in identifying, executing, and integrating acquisitions in the future.

Our operations are subject to the economic, political, legal and business conditions in the countries in which we do business, and our failure to operate successfully or adapt to changes in these conditions could cause our operations to be limited or disrupted.

We have expanded our operations outside of the United States and expect to continue to do so in the future. Our current operations in foreign countries subject us to certain risks that could cause our operations to be limited or disrupted, including volatility in international economies, inflation, political instability, difficulties enforcing contractual and intellectual property rights, changes in laws, regulations or enforcement practices with respect to our business, compliance with tax, employment and labor laws, costs and difficulties in recruiting and retaining qualified managers and employees to manage and operate the business in local jurisdictions and costs and difficulties in managing and monitoring international operations.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, customers and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

We may be subject, directly or indirectly, to healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties and it could affect our ability to develop, market and sell our potential products.

If we obtain FDA approval for any of our product candidates and commercialize those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•

federal false claims law, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•

HIPAA and HITECH Act, which prohibit executing a scheme to defraud healthcare programs; impose requirements relating to the privacy, security, and transmission of individually identifiable health information; and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•

the federal physician sunshine requirements under the health care reform laws requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security.

Similar strict restrictions are imposed on the promotion and marketing of drug products in the EU and other countries. Violations of the rules governing the promotion of drug products in the EU could be penalized by administrative measures, fines and imprisonment.

Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of any inducements to physicians to prescribe, recommend, endorse, order, purchase, supply, use or administer a drug product is prohibited. A number of EU member states have introduced additional rules requiring pharmaceutical companies to publicly disclose their interactions with physicians and to obtain approval from employers, professional organizations and/or competent authorities before entering into agreements with physicians. Violations of these rules could lead to the imposition of fines or imprisonment.

Laws, including those governing promotion, marketing and anti-kickback provisions, industry regulations and professional codes of conduct are often strictly enforced. Increasing regulatory scrutiny of the promotional activities of pharmaceutical companies has been observed in a number of EU member states. We are also subject to the FCPA, the U.K. Bribery Act, and other anti-corruption laws and regulations pertaining to our efforts in this area. For example, the Bribery Act in the United Kingdom entered into force in July 2011 applies to any company incorporated in or “carrying on business” in the United Kingdom, regardless of the country in which the alleged bribery activity occurs and even if the inappropriate activity is undertaken by our international distribution partners.

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

Risks Related to FUZEON Revenue

We derive a significant portion of our income from royalties on sales of FUZEON. If FUZEON sales continue to decline, our business could suffer.

Royalties on sales of FUZEON are currently a significant source of revenue for us. FUZEON competes with numerous existing therapies for the treatment of HIV. From 2010 through 2013, overall FUZEON net sales reported by Roche have shown a general declining trend, from $88.4 million in 2010 to $45.8 million in 2013. We cannot predict if or when sales levels for FUZEON will stabilize.

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

The wholesale acquisition cost of a one-year supply of FUZEON in the U.S. is approximately $35,135. A high drug price could also negatively affect patients’ ability to receive reimbursement coverage for FUZEON from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

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

On November 20, 2007, Novartis Vaccines and Diagnostics, Inc. (Novartis) filed a lawsuit against us and Roche and certain of its affiliated entities, alleging infringement of Novartis’s U.S. Patent No. 7,285,271 (the 271 Patent), related to the manufacture, sale and offer for sale of FUZEON. On September 23, 2010, we entered into a settlement agreement (the Settlement Agreement) with Roche and Novartis settling the lawsuit and the lawsuit was dismissed with prejudice from the Eastern District of North Carolina on September 28, 2010. Under the terms of the Settlement Agreement, we, in collaboration with Roche, have the right to continue to sell FUZEON under a license to the ‘271 Patent in exchange for the payment of royalties to Novartis on net sales of FUZEON. We will share responsibility for payment of these royalties equally with Roche.

We rely on Roche to timely deliver important financial information relating to sales of FUZEON. In the event that this information is inaccurate, incomplete, or not timely, we will not be able to meet our financial reporting obligations as required by the SEC.

Under the Amended and Restated Agreement by and between Roche and Trimeris, effective as of January 1, 2011 (the Roche License Agreement), Roche has exclusive control over the flow of information relating to sales of FUZEON that we require to meet our SEC reporting obligations. Roche is required under the Roche License Agreement to provide us with timely and accurate financial data related to sales of FUZEON so that we may meet our reporting requirements under federal securities laws. In the event that Roche fails to provide us with timely and accurate information, we may incur significant liability with respect to the federal securities laws, our disclosure controls and procedures under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) may be inadequate, and we may be forced to restate our financial statements, any of which could adversely affect the market price of our common stock.

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

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if there is a change in ownership of Synageva, or if taxable income does not reach sufficient levels.

As of December 31, 2013, we had $158.1 million of U.S. federal net operating loss carryforwards (NOL’s), available to reduce taxable income in future years. A portion of these NOL’s are currently subject to an annual limitation under Section 382 of the Code (section 382). We believe it is more likely than not that we will use the majority of net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income.

Our ability to utilize the NOL’s may be further limited if we undergo an ownership change, as defined in section 382. This ownership change could be triggered by substantial changes in the ownership of our outstanding stock, which are generally outside of our control. An ownership change would exist if the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock, or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated there under, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL’s. The limitation imposed by section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present with respect to assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change. Our use of NOL’s arising after the date of an ownership change would not be affected.

We may have exposure to additional tax liabilities which could have a material impact on our results of operations and financial position.

As a result of our international operations, we are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements. If the Internal Revenue Service, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. In addition, the United States government and other governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities which could materially harm our business, financial condition and results of operations.

Our management is required to devote substantial time to comply with public company regulations.

As a public company, we incur significant legal, accounting and other expenses. Sarbanes-Oxley and rules implemented by the SEC and the NASDAQ Global Select Market impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel will need to devote substantial time to these requirements.

Sarbanes-Oxley requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley (Section 404). We will incur substantial accounting and related expenses to comply with Section 404. We may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Select Market, the SEC, or other regulatory authorities.

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

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including the following factors:

•	announcements of clinical or regulatory developments or technological innovations by us or our competitors;

•	changes in our relationship with our licensors and other strategic partners;

•	our quarterly operating results;

•	declines in sales of FUZEON;

•	developments in patent or other technology ownership rights;

•	public concern regarding the safety of our products;

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stock holders;

•	government regulation of drug pricing; and

•	general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTY AND FACILITIES

The following table contains information about our currently occupied significant leased properties:

Location	Approximate Square Feet	Use	Lease Expiration Date
Lexington, Massachusetts	50,500	Corporate headquarters, office and laboratory	2019
Several locations in and around Athens, Georgia	52,000	Office, manufacturing and laboratory	2015-2017
Holden, Massachusetts	39,000	Manufacturing and laboratory	2020

We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities and our manufacturing facilities, together with third party manufacturing facilities, will be adequate for our on-going activities. In addition to the locations above, we also maintain small offices in a variety of locations around the world.

In October 2013, we entered into a new lease agreement for approximately 70,000 square feet of manufacturing and laboratory space to be constructed in Bogart, Georgia. The construction of the facility is expected to be completed in mid-2014. Upon completion of the new facility, we will relocate a portion of our Athens research, manufacturing and laboratory operations to this new facility.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation currently pending that could have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or cash flows.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$55.99	$46.26
Second Quarter	$54.91	$38.79
Third Quarter	$63.39	$42.70
Fourth Quarter	$69.69	$45.51
Year Ended December 31, 2012
First Quarter	$39.33	$24.50
Second Quarter	$42.38	$32.70
Third Quarter	$56.88	$39.89
Fourth Quarter	$58.00	$41.49

The closing price as of February 21, 2014 was $109.92.

Holders

The number of record holders of our common stock as of February 21, 2014 was 74.

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

Repurchases

We did not repurchase any shares of our equity securities during the year ended December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our equity compensation plans as of December 31, 2013, including the number of shares of our common stock issuable upon exercise of all outstanding options, the weighted-average exercise price of all outstanding options and the number of shares available for future issuance under our equity compensation plans (share amounts in thousands).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	2,710	$34.05	1,099
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Synageva’s Stock Performance

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) the NASDAQ Global Select Index, and (ii) the NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2008 in each of our Common Stock, the stocks comprising the NASDAQ Global Select Index and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock. Prior to the Reverse Merger on November 2, 2011, the stock of Trimeris traded under the symbol “TRMS” on the Nasdaq Global Market and any comparison with any comparison with Trimeris’ historical stock prices may not be meaningful.

Cumulative Total Return

	12/08	12/09	12/10	12/11	12/12	12/13
Synageva BioPharma Corp.	100.00	195.52	183.58	397.46	690.90	965.97
NASDAQ Global Select	100.00	145.48	171.54	173.22	202.63	286.35
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

ITEM 6.	SELECTED FINANCIAL DATA.

The following Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 beginning on page 40 and the consolidated financial statements and related notes thereto beginning on page 55 of this Annual Report on Form 10-K.

Basis of Presentation (2011 and future periods)

The Reverse Merger was accounted for as a reverse acquisition in fiscal 2011. As such, the financial statements of Private Synageva are treated as our historical financial statements, with the results of the combined company being included from November 2, 2011. Immediately following the closing of the Reverse Merger, Private Synageva designees to our Board of Directors represented a majority of our directors, Private Synageva’s senior management represented our entire senior management and the operations formerly conducted by Private Synageva were our only continuing development efforts. For periods prior to the closing of the Reverse Merger, therefore, our discussion below relates to the historical business and operations of Private Synageva. Certain portions of this Annual Report on Form 10-K may contain information that relates to Pre-Merger Trimeris’ previous operations, which are no longer material to our business. Any comparison of Pre-Merger Trimeris’ revenues and operations with ours may not be helpful to an understanding of our results for both the periods presented and future periods.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Royalty revenue	$7,042	$7,023	$1,083	$—	$—
Collaboration and license revenue	6,332	7,875	640	280	80
Other revenue	—	56	376	315	82

Total revenue	13,374	14,954	2,099	595	162
Costs and expenses:
Research and development	79,644	37,347	17,346	9,866	6,583
Selling, general and administrative	27,560	17,396	9,268	3,852	3,843
Amortization of developed technology	2,073	3,232	504	—	—

Total costs and expenses	109,277	57,975	27,118	13,718	10,426

Loss from operations	(95,903)	(43,021)	(25,019)	(13,123)	(10,264)
Other income (expense), net	159	—	(259)	2,295	82
Interest income (expense), net	342	72	(28)	4	(1,238)

Loss before provision for income taxes	(95,402)	(42,949)	(25,306)	(10,824)	(11,420)
Provision for income taxes	48	—	—	—	—
Net loss	$(95,450)	$(42,949)	$(25,306)	$(10,824)	$(11,420)

Basic and diluted net income per share(1)	$(3.40)	$(1.90)	$(8.58)	$(338.25)	$(516.13)

Weighted average shares used in basic and diluted per share computations(1)	28,087	22,579	2,950	32	22

(1)	Per share computations for fiscal 2011 are based on (i) Private Synageva’s historic common stock balances (excluding preferred stock) up to the Reverse Merger date and (ii) post-Reverse Merger common stock from the Reverse Merger date to year end. For fiscal 2010 through 2009, per share computations are based on Private Synageva’s historic common stock balances, which exclude preferred stock.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$408,733	$218,953	$60,232	$14,715	$25,851
Working capital	402,803	212,028	56,393	14,285	25,135
Total assets	447,949	243,256	83,298	16,982	27,019
Long-term debt	—	—	—	—	—
Total convertible preferred stock	—	—	—	95,581	95,556
Accumulated deficit	(254,239)	(158,789)	(115,840)	(90,534)	(79,710)
Total convertible preferred stock and stockholders’ equity (deficit)	430,201	230,177	74,048	15,403	26,023

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with life-threatening rare diseases. Our most advanced pipeline programs are enzyme replacement therapies for lysosomal storage diseases (LSDs) for which there are currently no approved treatments. We have additional protein therapeutic programs for other rare diseases, which are currently at different stages of preclinical development.

Our lead program, sebelipase alfa, is a recombinant human lysosomal acid lipase (“LAL”) currently under Phase 3 global clinical investigation for the treatment of patients with LAL deficiency, a rare, devastating genetic disease that causes significant morbidity and mortality. Sebelipase alfa has been granted orphan designations by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency, and the Japanese Ministry of Health, Labour and Welfare. Additionally, sebelipase alfa received Fast Track Designation by the FDA which allows for an expedited regulatory review for the product and Breakthrough Therapy designation by the FDA for LAL Deficiency presenting in infants. We have not yet received approval to market this product and we are not currently commercializing any other products.

Financial Operations Overview

General

Our future operating results will depend on the progress of drug candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and will depend largely on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted and efforts for registration and commercialization of our products.

A discussion of certain risks and uncertainties that could affect our capital requirements and ability to raise additional funds is set forth under the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Revenue

Royalty Revenue

Royalty revenues are recognized in the period earned, based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. Royalty revenue relates to amounts earned from the sale of FUZEON by Hoffman-La Roche, Inc. (“Roche”). The FUZEON royalty stream was acquired in the Reverse Merger in the fourth quarter of fiscal 2011.

Collaboration and License Revenue

Collaboration and license revenue relates to revenue from the licensing of our intellectual property. In 2013 and 2012, revenues were primarily driven by our collaboration agreements with Mitsubishi Tanabe Corporation (“Mitsubishi Tanabe”) whereby we utilized our proprietary expression technology in two development programs, in exchange for upfront license payments and funded development. Under the first agreement, which was entered into in

August 2011, we received an upfront license payment of $3.0 million and on-going funding of development costs. Additionally, we entered into a second agreement in March 2012, where we received an upfront license payment of $9.0 million and on-going funding of development costs. Both programs were completed in the fourth quarter of 2013. We recognized revenue under a proportional performance method.

Other Revenue

Other revenues relate to a National Institutes of Health (“NIH”) grant where revenue was recognized through the first quarter of fiscal 2012.

Research and Development

We expense research and development costs as incurred. Research and development expense consists of costs incurred to discover, research and develop drug candidates, including personnel and facility-related expenses, outside contracted services including clinical trial costs, manufacturing and process development costs, research costs, medical affairs and regulatory costs outside consulting services, research license fees, depreciation and amortization of lab facilities, lab supplies and other external costs. We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the vendors that perform the services. Research and development expense includes any costs associated with generating collaboration or grant revenue.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in commercial, executive, business development, finance, human resource, legal, information technology, and support personnel functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, accounting and commercial services.

Amortization of Developed Technology

We provide for the cost of amortization of developed technology, computed using an accelerated method based on the undiscounted cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows.

Other Income (Expense), net

Other income (expense), net primarily relates to the recognition of income related to a 2013 grant from the Massachusetts Life Sciences Center (“MLSC”) based on projected hiring in the Commonwealth of Massachusetts. We recognize the grant ratably over the five year commitment period.

Interest Income, net

Interest income relates to interest earned on our cash equivalent and short-term investment balances.

Provision for Income Taxes

Provision for income taxes is comprised of the taxes currently payable as a result of foreign operations. We have certain international subsidiaries that are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions based on intercompany service arrangements.

Results of Operations

Years Ended December 31, 2013 and 2012

Revenues

The following table presents total revenue for the years ended December 31, 2013 and 2012, respectively (in thousands):

	Year Ended December,
	2013	2012	$ Change	% Change
Royalty revenue	$7,042	$7,023	$19	0%
Collaboration and license revenue	6,332	7,875	(1,543)	(20)
Other revenue	—	56	(56)	—

Total revenue	$13,374	$14,954	$(1,580)	(11)%

Total revenues decreased by approximately $1.6 million for the year ended December 31, 2013, as compared to the prior year. The decrease in revenues was primarily the result of lower revenue related to the Mitsubishi Tanabe collaboration programs.

Royalty revenue of $7.0 million was consistent with the prior year and relates to the royalty payment earned from Roche, based on total worldwide net sales of FUZEON. Collaboration and license revenue for the year ended December 31, 2013 primarily relates to revenue recognized from development programs with Mitsubishi Tanabe. For the year ended December 31, 2013, we recognized $2.0 million and $4.1 million related to the first and second Mitsubishi Tanabe programs, respectively. In the prior year, we recognized $1.9 million and $6.0 million related to the first and second programs, respectively. In the prior year, we performed a greater percentage of the projected hours, particularly related to the second Mitsubishi Tanabe program, for which we received an upfront payment of $9 million. As we approached the end of both projects in 2013 and our level of hours and effort decreased, collaboration and license revenue were lower compared to the prior year. As of December 31, 2013, we had completed the development effort for both projects and all of the related deferred revenue was recognized.

We expect license and collaboration revenue to decrease significantly in 2014 due to the completion of the Mitsubishi Tanabe programs in 2013. In addition, FUZEON royalty revenues are unpredictable, as we are not marketing the product and inconsistent sales in certain regions can cause period to period variability. Current year royalty revenues benefited from a higher than usual second quarter royalty totaling $2.9 million; however, royalties decreased in the second half of 2013 by $1.7 million when compared to the prior year. We estimate that royalty revenue in 2014 will be lower than 2013.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$17,692	$10,339	$7,353	71%
Clinical trials, external manufacturing and toxicology studies	40,488	18,275	22,213	122
Other development related external services	7,046	3,492	3,554	102
Facilities and related	8,332	3,465	4,867	140
Stock-based compensation expense	3,586	1,432	2,154	150
Acquired in-process research and development	2,500	344	2,156	627

Total research and development expense	$79,644	$37,347	$42,297	113%

Research and development expense increased by approximately $42.3 million, or 113%, to $79.6 million for the year ended December 31, 2013 as compared to $37.3 million for the prior year. The increase in total research and development expense is due to increased clinical trial costs, external manufacturing fees, toxicology studies and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was higher in-process research and development of $2.2 million and higher facilities and other expenses of $4.9 million. In-process research and development expense relates to an upfront license payment made to Shire Human Genetics Therapies, Inc. and its affiliates (“Shire”) to sublicense multiple patent and patent applications relating to the use of LAL for the treatment of LAL Deficiency and atherosclerosis, which complement our intellectual property portfolio covering our LAL Deficiency program. Higher facilities expenses primarily relate to increased depreciation expense related to manufacturing and lab facilities fixed asset additions, as well as higher costs to operate our facilities. For the year ended December 31, 2013, research and development expense includes $3.6 million of stock-based compensation expense, compared to $1.4 million in the prior year. We expect research and development expense to continue to increase as development activities for sebelipase alfa, SBC-103 and our other pipeline programs continue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Compensation and benefits-related	$11,584	$7,537	$4,047	54%
External and professional services	9,405	5,545	3,860	70
Facilities related and other	970	775	195	25
Stock-based compensation expense	5,601	3,539	2,062	58

Total selling, general and administrative expense	$27,560	$17,396	$10,164	58%

Selling, general and administrative expense increased by approximately $10.2 million to $27.6 million for the year ended December 31, 2013 as compared to $17.4 million for the prior year. The increase was primarily due to higher compensation-related expenses and external service costs. Compensation related costs, including stock-based compensation, increased $6.1 million as we continued to expand our resources to support our international organization and commercial preparations. External service costs contributed $3.9 million to the period-over-period increase in expense and were primarily due to increased consulting, accounting, patent and external commercial related costs. We expect selling, general and administrative expense to continue to increase as we continue commercial preparations and support expanded research operations.

Amortization of Developed Technology

Costs recognized for the amortization of developed technology for the year ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Amortization of developed technology	$2,073	$3,232	$(1,159)	(36)%

In fiscal 2013, we recognized $2.1 million of amortization related to the developed technology acquired in the Reverse Merger, compared to $3.2 million in the prior year. Amortization of developed technology is computed using an accelerated method based on the undiscounted actual cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows from the asset. In conjunction with expected cash flows, our amortization model assumed a larger proportion of expense in the periods immediately following the Reverse Merger, thus the decrease in 2013 as compared to the prior year.

Other Income, Net

	Year Ended December 31,
	2013	2012	$ Change	% Change
Other income, net	$159	$—	$159	—%

In fiscal 2013 we recognized $0.2 million related to a 2013 grant from the MLSC based on projected hiring in the Commonwealth of Massachusetts. We recognize income related to the grant over the five year commitment period, once the commitment is met for the applicable year.

Interest Income, Net

	Year Ended December 31,
	2013	2012	$ Change	% Change
Interest income, net	$342	$72	$270	—%

Interest income increased $0.3 million, primarily related to interest earned on our increased short-term investment balance. Our investments include U.S. treasury securities and money market funds, with a weighted average maturity of one year or less.

Provision for income taxes

	Year Ended December 31,
	2013	2012	$ Change	% Change
Provision for income taxes	$48	$—	$48	—%

Our provision for income taxes is comprised of the taxes currently payable as a result of foreign operations, and totaled less than $0.1 million for fiscal 2013. As we are in a full valuation allowance, we do recognize any benefit from U.S. operating losses in our income statement or balance sheet.

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

Royalty revenue increased in 2012 as compared to 2011, due to the inclusion of a full year of FUZEON royalty revenue in our results of operations. Additionally, as of December 31, 2012, our deferred revenue balance related to both of the Mitsubishi Tanabe collaboration agreements, totaled $5.4 million. We recognized both the upfront development payments, which were included in deferred revenue, and the additional funded development payments related to both arrangements in fiscal 2013, in proportion to our performance under the arrangements.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2012 and 2011 are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$10,339	$5,947	$4,392	74%
Clinical trials, external manufacturing and toxicology studies	18,275	7,043	11,232	159
Other development related external services	3,492	2,075	1,417	68
Facilities and related	3,465	2,050	1,415	69
Stock-based compensation expense	1,432	231	1,201	520
Acquired in-process research and development	344	—	344	—

Total research and development expense	$37,347	$17,346	$20,001	115%

Research and development expense increased by approximately $20.0 million, or 115%, to $37.3 million for the year ended December 31, 2012 as compared to $17.3 million for the comparable prior year period. The increase in total research and development expense was due to increased clinical trial costs, external manufacturing fees, toxicology studies, as well as other development related external services, associated with on-going development of sebelipase alfa and our pipeline programs and higher compensation expense from hiring additional staff to move the sebelipase alfa and pipeline programs forward. Additionally, in fiscal 2012, research and development expense included $1.4 million of stock-based compensation expense and $0.3 million related to acquired in-process research and development.

Selling, General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 and 2011 are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Compensation and benefits-related	$7,537	$4,187	$3,350	80%
External and professional services	5,545	4,167	1,378	33
Facilities related and other	775	512	263	51
Stock-based compensation expense	3,539	402	3,137	780

Total selling, general and administrative expense	$17,396	$9,268	$8,128	88%

Selling, general and administrative expense increased by approximately $8.1 million, or 88%, to $17.4 million for the year ended December 31, 2012 as compared to $9.3 million for the comparable prior year period. The increase was primarily due to higher compensation-related expenses of $3.4 million and increased stock-based compensation expense of $3.1 million, resulting from hiring additional staff to support expanded operations and the increasing financial and legal costs associated with public company requirements and commercial preparations. Additionally, external fees and professional service costs increased $1.4 million period over period, primarily a result of higher commercial related spending, higher public company costs, including insurance expense and higher professional service fees.

Amortization of Developed Technology

Costs recognized for the amortization of developed technology for the year ended December 31, 2012 and 2011 are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Amortization of developed technology	$3,232	$504	$2,728	541%

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

We completed a total of four equity financings in fiscal 2012 and 2013, resulting in the issuance of approximately 12.0 million shares of common stock and the receipt of approximately $473.9 million of net proceeds. In addition, in November 2011 we acquired $50.1 million in cash as a result of the Reverse Merger with Trimeris. We intend to use our cash, cash equivalents and investments for general corporate purposes, which may include expanding our infrastructure to benefit sebelipase alfa and our platform, commercial preparations, supporting our pre-clinical and clinical studies, supporting the advancement of SBC-103, accelerating our early-stage programs, leveraging our platform technology to initiate multiple new pipeline programs and acquiring new technologies or businesses that are complementary to our current technologies and business focus.

We do not expect to generate significant revenue from the direct sale of products currently in development for years, if ever. As a result of the Reverse Merger, we receive royalties from the sale of FUZEON by Roche, which we expect to decrease over time. A significant portion of our revenues for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON and up-front license payments and funded research and development that we may receive under existing or new collaboration agreements, if any.

As of December 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $408.7 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of U.S. treasury bills and amounts held in money market funds.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office, laboratory, and manufacturing facilities, fees paid in connection with preclinical studies, clinical studies, outsourced manufacturing, laboratory supplies, consulting fees and commercial, legal and accounting fees. We expect that costs associated with clinical studies and manufacturing costs as well as commercial costs will increase in future periods as sebelipase alfa advances into further stages of development and our other preclinical candidates, including SBC-103, move forward in development.

Net cash used in operating activities was $75.0 million for the year ended December 31, 2013, and was primarily the result of a net loss of $95.4 million, the drivers of which are discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during year ended December 31, 2013. Non-cash items include depreciation of fixed assets of $3.5 million, amortization of developed technology of $2.1 million, stock-based compensation of $9.2 million, and the amortization of premium on available for sale investments of $2.5 million. Cash used for in-process research and development of $2.5 million is presented as an adjustment to cash flows from operating activities and classified as a cash use from investing activities. Changes in operating assets and liabilities resulted in a net source of cash of $0.7 million, which was primarily the result of decreased accounts receivable of $1.2 million and a net increase in accounts payable, accrued expenses, other liabilities and deferred rent of $7.7 million from December 31, 2012. These changes were partially offset by net increased prepaid expenses and other assets of $3.1 million and decreased deferred revenue of $5.2 million from December 31, 2012. The increases in prepaid and other assets, as well as accrued expenses and other liabilities were primarily driven by clinical, toxicology and manufacturing activities, the details of which are disclosed in further detail in Note 4, “Supplemental Balance Sheet Information.” The decrease in deferred revenue in the period was primarily the result of the recognition of the remaining deferred revenue related to the Mitsubishi Tanabe development programs.

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

Net cash used in investing activities totaled $173.1 million in the year ended December 31, 2013 and was primarily a result of the purchase of available-for-sale investments of $426.0 million, partially offset by cash received from the maturity of available for sale investments totaling $272.0 million. Other uses of cash for investing activities included $14.6 million for capital expenditures, $1.9 million of restricted cash related to security deposits on properties and $2.5 million of in-process research and development costs, as discussed in the “Results of Operations – Research and Development Expenses.” The restricted cash outlay relates to deposits associated with construction activities at our new Bogart, GA facility and a long-term letter of credit associated with our headquarters in Lexington, MA. Capital expenditures of $14.6 million primarily relate to leasehold improvements at our production, lab and office locations. Cash used for capital expenditures in the statement of cash flows does not include $1.7 million for amounts that were incurred by our landlord related to the construction of our new Bogart, GA manufacturing facility, where we have been deemed the “accounting owner” based on the applicable lease accounting guidance. See Note 3 “Property and Equipment” and Note 14 “Supplemental Disclosures of Cash Flow Information” for additional information.

Net cash used in investing activities totaled $199.5 million in fiscal 2012, and was primarily a result of the purchase of available-for-sale investments of $195.4 million. Our investment portfolio includes short-term treasury securities, and was funded from our cash and cash equivalents balance in the fourth quarter of fiscal 2012. We had not received proceeds from either the sale or maturity of investments as of December 31, 2012. Other uses of cash for investing activities included $3.7 million for capital expenditures and $0.4 million for the purchase of certain intellectual property rights and other long-term assets. We anticipate cash spent on capital expenditures will continue to increase as we expand our internal production and development capabilities.

Financing activities provided cash of approximately $286.4 million in the year ended December 31, 2013, resulting from net cash received in secondary offerings of $281.2 million, net cash from issuance of stock in conjunction with our Employee Stock Purchase Plan of $0.2 million and proceeds from the exercise of stock options of $5.0 million.

Financing activities provided cash of approximately $194.1 million in fiscal 2012, resulting from net cash received in secondary offerings of $192.7 million and proceeds from the exercise of stock options of $1.4 million.

Funding Requirements

We have incurred significant losses since our inception. As of December 31, 2013, we had an accumulated deficit of approximately $254.2 million. Our cash and cash equivalents and investments balance at December 31, 2013 totaled $408.7 million. We expect to use our existing cash and cash equivalents and investments to continue our research and development programs and commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for sebelipase alfa, SBC-103 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative and commercial costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations to at least the second half of 2015.

Our ability to finance our operations into the future and to generate revenues will depend heavily on our ability to obtain favorable results in the ongoing clinical trials of sebelipase alfa and to successfully develop and commercialize sebelipase alfa. We expect that our sources of cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON and additional collaboration revenues, if any. Net sales of FUZEON by Roche are generally expected to continue to decline in the future.

We may not be able to successfully enter into any new corporate collaborations. As a result, we cannot assure that we will attain any further funding from collaborations or licensing arrangements.

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

•

unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including costs related to litigation and contested proceedings, and technology license fees.

We may seek additional funding through debt or equity financings. The fundraising environment for life science companies, in general, is highly volatile. Due to this and various other factors, additional funding may not be available on acceptable terms, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also may seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third-party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates.

Contractual Obligations and Requirements

As of December 31, 2013, our contractual obligations consisted primarily of operating and capital leases for our headquarters and manufacturing facilities, contractual purchase obligations and to a lesser extent, royalty payments on licensed technology.

Our contractual obligations were as follows at December 31, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$9,151	$1,509	$3,017	$3,046	$1,579
Capital lease obligations, including interest(2)	4,751	253	887	923	2,688
Capital expenditures(3)	10,908	10,908	—	—	—
Purchase obligations(4)	43,579	37,956	5,623	—	—
Royalty payments(5)	60	20	40	—	—

	$68,449	$50,646	$9,567	$3,969	$4,267

(1)	Represents minimum lease payments for operating leases, including leases with remaining lease terms of under one year. See Item 2.—Properties and Facilities and Note 12 for additional information about our leases.
(2)	Represents minimum lease payments for our capital lease related to our Bogart, GA manufacturing facility lease. See Item 2.—Properties and Facilities and Note 12 for additional information about our leases.
(3)	Represents our estimate of amounts related to leasehold improvements that will be paid under contractual arrangements existing at December 31, 2013. Such contractual obligations are dependent upon the third party providing the good or services under the contract and are cancelable.
(4)	Purchase obligations primarily represent our estimate of amounts that will be paid to third parties, assuming continued development of sebelipase alfa and our pipeline, relating to contractual arrangements existing as of December 31, 2013. For the avoidance of doubt, the purchase obligations herein are dependent upon the third party providing goods or services under the contract and are cancelable.
(5)	The royalty payments listing above represent amounts expected to be owed through December 31, 2013 to Pangenix and the University of Minnesota.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•	Revenue recognition;

•	Research and development expenses;

•	Amortization of developed technology; and

•	Income taxes

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

Research and Development

Research and development expenses primarily consist of internal personnel expense for discovery research, pre-clinical and clinical operations, manufacturing development, medical affairs and regulatory functions as well as fees for clinical and non-clinical studies, materials and supplies, facilities, depreciation, third-party costs for contracted services, manufacturing process improvement and testing costs, and other research and development related costs. Clinical development and manufacturing costs are a significant component of our research and development expenses. We contract with third parties that perform various clinical trial activities and outsourced manufacturing activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Research and development costs are expensed as incurred if no planned alternative future use exists for the technology and if the payment is not payment for future services. We defer and capitalize our nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited to our investments in interest rate-sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in treasury-backed money market funds and short-term treasury securities. In accordance with our investment policy, we do not invest in auction rate securities. We estimate that a hypothetical 50 and 100-basis point movement in market interest rates would impact the fair value of our December 31, 2013 investment portfolio by $0.9 million and $1.8 million, respectively. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses are not recognized in our statement of operations until the investment is sold prior to maturity or if a reduction in fair value is determined to be a permanent impairment. We do not use derivative financial instruments in our investment portfolio.

Foreign Exchange Market Risk

As we expand internationally, we face exposure to movements in the foreign currency exchange rates of local currencies, including the British Pound, Euro and Swiss Franc against the U.S. dollar. Cash held and transacted in foreign currencies is not currently material to our operations, and as a result, we believe our exposure to foreign exchange risk is insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this Item 8 are set forth beginning on page 50 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, which audited our financial statements for the fiscal year ended December 31, 2013, has issued an attestation report on our internal control over financial reporting, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: March 3, 2014

SYNAGEVA BIOPHARMA CORP.

By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Sanj K. Patel Sanj K. Patel	President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2014

/s/ Carsten Boess Carsten Boess	Chief Financial Officer (Principal Financial Officer)	March 3, 2014

/s/ Chris Heberlig Chris Heberlig	Group Vice President, Finance (Principal Accounting Officer)	March 3, 2014

/s/ Felix J. Baker Felix J. Baker	Director	March 3, 2014

/s/ Stephen R. Biggar Stephen R. Biggar	Director	March 3, 2014

/s/ Stephen R. Davis Stephen R. Davis	Director	March 3, 2014

/s/ Thomas R. Malley Thomas R. Malley	Director	March 3, 2014

/s/ Barry Quart Barry Quart	Director	March 3, 2014

/s/ Thomas J. Tisch Thomas J. Tisch	Director	March 3, 2014

/s/ Peter Wirth Peter Wirth	Director	March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Synageva BioPharma Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Synageva BioPharma Corp. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2014

Synageva BioPharma Corp.

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands, except per share amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$62,137	$23,883
Short-term investments	346,596	195,070
Accounts receivable	1,373	2,599
Prepaid expenses and other current assets	6,617	3,555

Total current assets	416,723	225,107
Property and equipment, net	17,213	4,012
Developed technology, net	3,491	5,564
Goodwill	8,535	8,535
Other assets	1,987	38

Total assets	$447,949	$243,256

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,427	$2,576
Accrued expenses	11,261	5,112
Deferred revenue	232	5,391

Total current liabilities	13,920	13,079
Other long term liabilities	3,828	—

Total liabilities	$17,748	$13,079

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at December 31, 2013 and 2012, respectively; 30,768 and 24,467 shares issued and outstanding at December 31, 2013 and 2012, respectively	31	24
Additional paid-in capital	684,468	388,936
Accumulated other comprehensive (loss) income	(59)	6
Accumulated deficit	(254,239)	(158,789)

Total stockholders’ equity	$430,201	$230,177

Total liabilities and stockholders’ equity	$447,949	$243,256

The accompanying notes are an integral part of these financial statements.

Synageva BioPharma Corp.

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except per share amounts)

	2013	2012	2011
Revenues:
Royalty revenue	$7,042	$7,023	$1,083
Collaboration and license revenue	6,332	7,875	640
Other revenue	—	56	376

Total revenue	13,374	14,954	2,099
Costs and expenses:
Research and development	79,644	37,347	17,346
Selling, general and administrative	27,560	17,396	9,268
Amortization of developed technology	2,073	3,232	504

Total costs and expenses	109,277	57,975	27,118

Loss from operations	(95,903)	(43,021)	(25,019)
Other income (expense), net	159	—	(259)
Interest income (expense), net	342	72	(28)

Loss before provision for income taxes	(95,402)	(42,949)	(25,306)
Provision for income taxes	48	—	—

Net loss	$(95,450)	$(42,949)	$(25,306)

Basic and diluted net loss per share	$(3.40)	$(1.90)	$(8.58)

Weighted average shares used in basic and diluted per share computations	28,087	22,579	2,950

The accompanying notes are an integral part of these financial statements.

Synageva BioPharma Corp.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Net loss	$(95,450)	$(42,949)	$(25,306)
Other comprehensive loss:
Fair market value adjustments of available for sale securities	(37)	15	—
Foreign currency translation adjustments	(28)	(5)	(4)

Total other comprehensive (loss) gain	(65)	10	(4)

Comprehensive loss	$(95,515)	$(42,939)	$(25,310)

The accompanying notes are an integral part of these financial statements.

Synageva BioPharma Corp.

Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Total Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances December 31, 2010	25,997	95,581	61	0	10,356	(90,534)	—	(80,178)

Conversion of notes payable to preferred stock	5,000	12,500	—	—	—	—	—	—
Exchange of preferred stock for common stock in connection with the Reverse Merger	(30,997)	(108,081)	12,789	13	108,067	—	—	108,080
Acquisition of Trimeris	—	—	4,480	5	69,860	—	—	69,865
Issuance of common stock to underwriter	—	—	33	0	500	—	—	500
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	271	—	—	271
Exercise of common stock warrants	—	—	10	0	0	—	—	—
Exercise of stock options	—	—	209	0	187	—	—	187
Stock-based compensation expense	—	—	—	—	633	—	—	633
Cumulative translation adjustment	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	(25,306)	—	(25,306)

Balances December 31, 2011	—	$—	17,582	$18	$189,874	$(115,840)	$(4)	$74,048

Issuance of common stock	—	—	6,366	6	192,730	—	—	192,736
Exercise of stock options	—	—	519	1	1,361	—	—	1,361
Stock-based compensation expense			—	—	4,971	—	—	4,971
Fair market value adjustments of available for sale investments	—	—	—	—	—	—	15	15
Cumulative translation adjustment	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(42,949)	—	(42,949)

Balances December 31, 2012	—	$—	24,467	$24	$388,936	$(158,789)	$6	$230,177

Issuance of common stock	—	—	5,636	6	281,187	—	—	281,193
Issuance of common stock- ESPP	—	—	5	—	190	—	—	190
Exercise of stock options	—	—	660	1	4,968	—	—	4,969
Stock-based compensation expense			—	—	9,187	—	—	9,187
Fair market value adjustments of available for sale investments	—	—	—	—	—	—	(37)	(37)
Cumulative translation adjustment	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	—	—	(95,450)	—	(95,450)

Balances December 31, 2013	—	$—	30,768	$31	$684,468	$(254,239)	$(59)	$430,201

The accompanying notes are an integral part of these financial statements.

Synageva BioPharma Corp.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011
Cash flows from operating activities
Net Loss	$(95,450)	$(42,949)	$(25,306)
Adjustments:
Depreciation and amortization	5,566	4,272	1,034
Stock compensation expense	9,187	4,971	633
Amortization of premium on investments	2,486	310	—
Acquired in-process research and development	2,500	344	—
Revaluation of preferred stock warrants	—	—	259
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,226	(388)	1,586
Prepaid expenses, other current assets, and other assets	(3,076)	(1,324)	(464)
Accounts payable	(149)	1,069	1,079
Accrued expenses	7,294	109	1,850
Deferred revenue	(5,159)	2,651	2,740
Deferred rent	573	—	—

Net cash used in operating activities	(75,002)	(30,935)	(16,589)

Cash flows from investing activities
Purchase of available for sale investments	(425,999)	(195,365)	—
Proceeds from sales and maturities of available for sale investments	271,950	—	—
Capital expenditures	(14,621)	(3,746)	(683)
Purchase of in-process research and development and other assets	(2,500)	(394)	—
Change in restricted cash	(1,935)	—	—
Cash received from merger	—	—	50,107

Net cash (used in) provided by investing activities	(173,105)	(199,505)	49,424

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	281,193	192,736	—
Proceeds from exercise of stock options	5,159	1,361	186
Proceeds from issuance of convertible notes	—	—	12,500

Net cash provided by financing activities	286,352	194,097	12,686

Effect of exchange rate on cash	9	(6)	(4)

Net increase (decrease) in cash and equivalents	38,254	(36,349)	45,517
Cash and equivalents at the beginning of period	23,883	60,232	14,715

Cash and equivalents at the end of period	$62,137	$23,883	$60,232

The accompanying notes are an integral part of these financial statements. See Note 14 for Supplemental Disclosures of Cash Flow Information.

Synageva BioPharma Corp.

Notes to Consolidated Financial Statements

(In thousands, except for per share amounts and as otherwise disclosed)

1.	Nature of the Business

Synageva BioPharma Corp. (“Synageva” or the “Company”) is a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases. The Company’s most advanced pipeline programs are enzyme replacement therapies for lysosomal storage diseases (“LSDs”). The Company’s lead program, sebelipase alfa, is in global Phase 3 clinical investigation for the treatment of infants, children and adults with lysosomal acid lipase (“LAL”) Deficiency, a rare but devastating disease that causes significant morbidity and mortality. In addition to sebelipase alfa, the Company has multiple other ongoing research programs at different stages of preclinical development, including SBC-103, another enzyme replacement therapy for an LSD known as mucopolysaccharidosis type IIIB (“MPS IIIB”) or Sanfilippo B. The Company’s pipeline programs target rare diseases that are characterized by significant morbidity and mortality and are selected based on scientific rationale, high unmet medical need, the potential to impact disease course and strategic alignment with our corporate focus. The Company has not yet received approval to market or commercialize sebelipase alfa or any other products.

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

The Company has incurred losses since inception and at December 31, 2013, had an accumulated deficit of $254.2 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships, licensing or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new collaboration or license agreements. If the Company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some or all of its development programs, including some or all of its drug candidates.

Through December 31, 2013, the Company has funded its operations primarily from proceeds of the sale of stock, royalty income and collaboration agreements. On September 30, 2013, the Company announced the closing of a $179.1 million underwritten public offering of approximately 3.2 million shares of common stock at a price per share of $56.63. The Company received net proceeds of approximately $170.1 million from this offering. In addition, on January 9, 2013, the Company announced the closing of a $117.5 million underwritten public offering of approximately 2.5 million shares of common stock at a price per share of $47.53. The Company received net proceeds of approximately $111.1 million from this offering. In addition to these financings, the Company received net proceeds of $192.7 million from two public equity offerings in fiscal 2012.

The Company intends to use its cash, cash equivalents and investments for general corporate purposes, which may include expanding our infrastructure to benefit sebelipase alfa and our platform, supporting our clinical studies, supporting the advancement of SBC-103, accelerating our early-stage programs, leveraging our platform technology to initiate multiple new pipeline programs and acquiring technologies or businesses that are complementary to our current technologies and business focus. The Company expects that it will have sufficient cash and cash equivalents to sustain operations to at least the second half of 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase of less than three months to be cash equivalents. At December 31, 2013 and 2012, substantially all cash equivalents were U.S. treasury bills and amounts held in money market accounts at commercial banks.

Investments

All of the Company’s investments were classified as available-for-sale at December 31, 2013 and December 31, 2012. The principal amounts of short-term investments are summarized in the tables below:

	Less Than 12 Months to Maturity
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Balance at December 31, 2013:
U.S. Treasury securities	$346,618	$—	$(22)	$346,596

Total	$346,618	$—	$(22)	$346,596
Balance at December 31, 2012:
U.S. Treasury securities	$195,055	$15	$—	$195,070

Total	$195,055	$15	$—	$195,070

The Company completed an evaluation of its investments and determined that it did not have any other-than-temporary impairments as of December 31, 2013 or 2012. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$27,899	$27,899	$—	$—
US treasury securities	$21,021	$—	$21,021	$—
Marketable securities
US treasury securities	$346,596	$—	$346,596	$—

Total	$395,516	$27,899	$367,617	$—

Items classified as Level 2 within the valuation hierarchy consist of institutional money market funds, and U.S. government-related debt securities. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

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

Amortization of Developed Technology

The Company provides for amortization of developed technology, computed using an accelerated method based on the undiscounted cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows, as discussed in further in Note 6 “Goodwill and Intangible Assets, net”.

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

The Company adopted ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, during fiscal 2012, which allows companies to perform a simplified goodwill impairment test. Entities are no longer required to calculate the fair value of the reporting unit unless the qualitative factors indicate that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. We evaluated our goodwill using the simplified approach, and our goodwill was not impaired as of December 31, 2013. See Note 6, “Goodwill and Intangible Assets, Net,” for additional information.

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

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement

The Company applies the guidance pursuant to ASU No. 2010-17, Revenue Recognition—Milestone Method, for all sales-based, commercial and research and development milestones achieved. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due. The determination that a milestone is substantive is subject to considerable judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement. The adoption of this standard in fiscal 2011 has not impacted our financial position or results of operations.

See Note 11, “License Agreements and Collaborations,” for additional information on specific arrangements. Collaboration and license revenue totaled approximately $6.3 million, $7.9 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Royalty Revenue

Royalty revenues are recognized in the period earned, based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. Following the merger with Trimeris, we received royalties due to the Development and License Agreement with Roche (the “Roche License Agreement”). As part of the Roche License Agreement, Roche has an exclusive license to manufacture and sell FUZEON worldwide and the Company receives royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. Under the Roche License Agreement, Roche may deduct from its royalty payments to us 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis Vaccines and Diagnostics, Inc. (“Novartis”).” To calculate the royalty revenue paid to

Synageva, a 5.5% distribution charge is deducted from Roche’s reported net sales, and Synageva receives a 16% royalty on the adjusted net sales amount. Revenue from royalties totaled $7.0 million, $7.0 million and $1.1 million for the year ended December 31, 2013, 2012 and the approximate two month post-merger period ending December 31, 2011, respectively. These royalties represent the royalty payment earned from Roche based on total worldwide net sales of FUZEON since the closing of the Reverse Merger in November 2011.

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

Revenue from grants was recognized in the period in which the related expenditures were incurred and totaled approximately $0.1 million and 0.4 million for the years ended December 31, 2012 and 2011, respectively, and are reflected as other revenue in the statements of operations.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within twelve months from the balance sheet date would be classified as long-term deferred revenue.

Research and Development

Research and development expenses primarily consist of internal personnel expense for discovery research, pre-clinical and clinical operations, manufacturing development, medical affairs and regulatory functions as well as fees for, clinical and non-clinical studies, materials and supplies, facilities, depreciation, third-party costs for contracted services, manufacturing process improvement and testing costs, and other research and development related costs. Clinical development and manufacturing costs are a significant component of our research and development expenses. We contract with third parties that perform various clinical trial activities and outsourced manufacturing activities on our behalf in the ongoing development of our product candidates. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flow. Research and development costs are expensed as incurred if no planned alternative future use exists for the technology and if the payment is not payment for future services. The Company defers and capitalizes its nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed.

Segment Reporting

The Company is managed and operated as one business, focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases for which there is a high unmet medical need. The entire business is managed by a single management team with reporting to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(95,450)	$(42,949)	$(25,306)
Denominator
Weighted average common shares(1)
Denominator for basic calculation	28,087	22,579	2,950
Denominator for diluted calculation	28,087	22,579	2,950
Net loss per share:(1)
Basic	$(3.40)	$(1.90)	$(8.58)
Diluted	$(3.40)	$(1.90)	$(8.58)

(1)	Per share computations for fiscal 2011 are based on (i) Private Synageva’s historic common stock balances (excluding preferred stock) up to the Reverse Merger date and (ii) post-Reverse Merger common stock from the Reverse Merger date to year end.

The Company’s potential dilutive stock options have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share are the same. The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	As of December 31,
	2013	2012	2011
Options to purchase common stock	2,710	2,529	2,371

Recently Issued and Proposed Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The revised standard requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. The Company adopted this standard in the first quarter of 2013 and presented this information below under the heading, Accumulated Other Comprehensive Income (Loss) to these consolidated financial statements. The adoption of this standard did not have an impact on our financial position or results of operations.

In July 2013, the FASB issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance is not currently expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

	Unrealized Gains on Available for Sale Securities	Translation Adjustments	Total
Balance, as of December 31, 2012	15	(9)	6
Other comprehensive loss before reclassifications	(37)	(28)	(65)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive loss	(37)	(28)	(65)

Balance, as of December 31, 2013	(22)	(37)	(59)

3.	Property and Equipment

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

Asset Classification	Estimated Useful Life
Computer hardware and software	3 years
Vehicles	5 years
Furniture and fixtures	5-7 years
Lab and facility equipment	5-7 years
Leasehold improvements and fixed assets under financing lease	shorter of estimated useful life or lease term

Bogart, GA Manufacturing Facility Lease and Buildout

In October 2013, the Company entered into a lease agreement for two 35,000 square foot shell buildings on twelve acres in Bogart, Georgia. The construction of the shell buildings is being provided by the landlord and is expected to be completed in mid-2014. In conjunction with the construction, the Company will be outfitting the shell buildings to its specifications, at an estimated cost of approximately $11 million.

The landlord construction and tenant improvements will be in accordance with the Company’s plans and include substantial outfitting of the building. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the buildings during the construction period. As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Upon completion of the buildings, the Company will determine if the assets and corresponding financing obligation should continue to be carried on its balance sheet under the accounting guidance. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period. As of December 31, 2013, the Company has recorded construction in process and a facility lease obligation of $1.7 million.

Lexington, MA Headquarters and Lab Buildout

In January 2013, the Company entered into a lease agreement to accommodate the Company’s continue growth and to relocate its corporate headquarters in Lexington, Massachusetts. The Company began occupying the facility in the second quarter of 2013. The Company spend approximately $5.0 million to buildout the lab facilities, $1.2 million of which was in the form of a landlord funded tenant allowance. The Company has established a long-term liability for the landlord funded tenant allowance that is being amortized ratably over the life of the lease.

The following summarizes our property and equipment balances as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Laboratory equipment	$6,228	$3,478
Leasehold improvements	13,923	2,748
Computer, software and other	2,048	1,115
Construction in process	1,713	—

	23,912	7,341
Less: Accumulated depreciation and amortization	(6,699)	(3,329)

	$17,213	$4,012

Depreciation expense was $3.5 million, $1.0 million and $0.5 million for fiscal years 2013, 2012, and 2011, respectively.

4.	Supplemental Balance Sheet Data

Prepaid expenses and other current assets consist of the following:

	December 31,
	2013	2012
Prepaid clinical, manufacturing, and scientific costs	$3,960	$1,598
Interest receivable	859	603
Prepaid insurance	958	896
Other	840	458

	$6,617	$3,555

Other non-current assets consist of the following:

	December 31,
	2013	2012
Restricted cash	$1,935	$—
Other	52	38

	$1,987	$38

Restricted cash relates to deposits associated with construction activities at our new Bogart, GA facility and a long-term letter of credit associated with our headquarters in Lexington, MA.

Accrued expenses consist of the following:

	December 31,
	2013	2012
Accrued compensation and benefits	$3,244	$1,862
Clinical, manufacturing and scientific costs	6,587	1,978
Professional fees	568	685
Other	862	587

	$11,261	$5,112

5.	Reverse Merger

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

Merger Purchase Price

The consolidated financial statements reflect the merger of Synageva with Trimeris as a reverse merger wherein Synageva is deemed to be the acquiring entity from an accounting perspective. Under the acquisition method of accounting, Trimeris’ 4.5 million of outstanding shares of common stock (following the stock split but prior to the Merger) were valued using the closing price on the Nasdaq Global Market of $15.35 per share on November 2, 2011. Further, as a result of the Reverse Merger, options to purchase an aggregate of 0.4 million shares of Trimeris common stock that were held by officers and directors of Trimeris immediately vested (see Note 9). The fair values of the Trimeris outstanding stock options were determined using the Black-Scholes option pricing model with the following assumptions: stock price of $15.35; volatility of 51%; risk-free interest rate of 1.02%; and a weighted average expected life of 2.8 years. In addition, Synageva incurred approximately $1.1 million of transaction costs related to the Reverse Merger. These costs were expensed as incurred, and classified as general and administrative expense.

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

Year Ended
2011
(Unaudited)
Pro forma net revenue(1)	$10,035
Pro forma net (loss) income	(22,337)
Pro forma net (loss) income per common share—basic	$(4.82)
Pro forma net (loss) income per common share—diluted	$(4.82)

(1)	Fiscal 2010 revenue includes $18.7 million of revenue resulting from entering into the Deferred Marketing Expenses Agreement with Roche, which relieved the obligation to repay certain deferred marketing expenses.

Fiscal 2011 pro forma net loss incorporates the elimination of $5.2 million of acquisition-related costs, which have been reflected in the 2010 pro forma net loss. Both 2011 and 2010 pro forma net loss includes $3.2 million of estimated amortization expense related to acquired developed technology.

6.	Goodwill and Intangible Assets, net

In fiscal 2011, we acquired $8.5 million of goodwill in the Reverse Merger. We have not recognized any impairment charges, nor have we acquired additional goodwill in any of the periods presented. The Company performed its annual goodwill assessment as of December 31, 2013, and notes that its goodwill is not impaired as of December 31, 2013.

Intangible assets, net of accumulated amortization is as follows (in thousands):

		As of December 31, 2013
	Initial Estimated Life	Cost	Accumulated Amortization	Net
Developed Technology	10 years	$9,300	$(5,809)	$3,491

The developed technology asset represents the present value of the estimated future FUZEON royalty stream (Note 11). Amortization expense totaled $2.1 million, $3.2 million and $0.5 million for fiscal 2013, 2012 and 2011, respectively. The developed technology asset acquired in the Reverse Merger with Trimeris is being amortized over the estimated life of the royalty stream, in proportion to the related royalty revenue. As a result, the estimated level of amortization expense is weighted toward the earlier years. Assuming no change to our estimates of the Roche royalty stream, the Company expects amortization expense to approximate the following:

Fiscal Year	Amortization (in thousands)
2014	$1,218
2015	847
2016	555
2017	361
2018 and beyond	510

7.	Convertible Notes and Convertible Preferred Stock

Convertible Preferred Stock

As of December 31, 2010, of the 28,000 authorized shares of preferred stock, 246 shares were designated as Series A-2 convertible preferred stock (“Series A-2 preferred stock”), 4,169 shares were designated as Series B-2 convertible preferred stock (“Series B-2 preferred stock”), 3,659 shares were designated as Series C-2 convertible preferred stock (“Series C-2 preferred stock”), and 18,000 shares were designated as Series D-2 preferred stock. These shares converted to common stock of the combined company as part of the Reverse Merger at a ratio of approximately 0.413 for every share of previously issued stock. There were no shares of authorized preferred stock outstanding at December 31, 2013, 2012 or 2011.

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

At the Company’s annual meeting of stockholders held June 6, 2013, stockholders approved amendments to the 2005 Stock Plan to increase the number of shares of common stock available for issuance by 1.5 million shares, increasing the maximum number of shares that may be issued under the 2005 Stock Plan to approximately 4.9 million shares. Shares subject to outstanding awards under the 2005 Stock Plan totaled 2.5 million as of December 31, 2013. At December 31, 2013, there were 1.1 million shares remaining available for grant under the 2005 Stock Plan.

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”), which allows eligible employees to use payroll deductions to purchase shares of the Company’s common stock at a discount of 15%. The plan is considered a compensatory employee stock purchase plan, results in incremental stock-based compensation expense in future periods. Option periods under the ESPP run from January 1 to June 30 and July 1 to December 31 of each year. Approximately five thousand shares were issued with the June 30, 2013 purchase. Approximately six thousand shares were issued in connection with the December 31, 2013 purchase in early 2014, and therefore, were not considered in our outstanding common stock balance as of December 31, 2013.

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the limited exercise historical experience at the Company, management’s expectations based on the length of time that an employee will stay at the Company, the vesting period of four years and the contractual term of ten years. The Company estimates volatility using a blended approach encompassing: 1) Historical experience and peer group (including industry, size, life cycle and financial leverage), and 2) Implied volatility from publicly traded options with the longest available contractual terms. The Company’s peer group includes companies that are similar to us in terms of size, stage of life cycle and financial leverage. The risk-free interest rate is based on the rate of U.S. Treasury zero coupon rate with a remaining term approximating the expected term used as the input to the Black-Scholes option pricing model.

The weighted average assumptions used in the option pricing model for stock option grants were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	None	None	None
Weighted average volatility in stock price	58%	50%	51%
Weighted average risk-free interest rate	1.39%	.88%	1.51%
Expected life of stock awards-years	6 years	6 years	6 years

The assumptions used to estimate the per share fair value of stock purchase rights granted under the ESPP were as follows for 2013, the first year of our ESPP:

Year Ended December 31,
2013
Expected volatility	38.5-49.6%
Dividend yield	0.0%
Expected life	6 months
Risk-free interest rate	0.09-.12%

A summary of stock option activity under all equity plans for the year ended December 31, 2013, 2012, and 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,244	$1.27
Options granted	1,029	13.39
Options assumed through merger with Trimeris	373	57.23
Options exercised	(209)	0.89
Options canceled or expired	(66)	1.41

Outstanding at December 31, 2011	2,371	$15.34

Options granted	820	43.90
Options exercised	(519)	2.62
Options canceled or expired	(143)	53.83

Outstanding at December 31, 2012	2,529	$25.06

Options granted	1,119	45.31
Options exercised	(660)	7.52
Options canceled or expired	(278)	60.80

Outstanding at December 31, 2013	2,710	$34.05

Exercisable at December 31, 2013	1,000	$26.39
Exercisable and expected to vest at December 31, 2013	2,521	$33.71

The weighted average grant date fair value of options granted in 2013, 2012 and 2011 was $23.41, $20.38 and $8.11, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $28.3 million, $21.2 million and $1.0 million, respectively.

Options outstanding and currently exercisable at December 31, 2013, under all equity plans, are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.61-$0.95	102	5.6	$0.94	102	$0.94
$1.10-$1.70	200	7.1	1.66	76	1.61
$3.52-$8.73	160	6.2	6.08	116	5.10
$10.10-$20.60	34	5.6	13.94	34	13.94
$23.00-$45.50	1,701	8.5	35.69	536	31.73
$45.51-$69.50	509	8.1	57.56	132	58.56
$94.80-$194.00	4	0.1	94.80	4	94.80

	2,710	8.0	$34.05	1,000	$26.39

As of December 31, 2013, the unamortized compensation expense related to outstanding unvested options approximated $31.5 million and is expected to be recognized over a weighted average period of 2.7 years.

The aggregate intrinsic value of shares outstanding and shares exercisable at December 31, 2013 is approximately $83.3 million and $38.5 million, respectively, which represents the total intrinsic value (the excess of the fair value of the Company’s stock on December 31, 2013 over the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.

The Company recognized stock-based compensation expense on all stock option awards as follows:

	Year Ended December 31,
	2013	2012	2011
Research and development	$3,586	$1,432	$231
Selling, general and administrative	5,601	3,539	402

	$9,187	$4,971	$633

9.	Defined Contribution Plan

The Company has a defined contribution plan that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). All employees, except part-time employees, are eligible to participate in the plan. Participants may contribute through payroll deductions, amounts not to exceed Internal Revenue Code limitations. During the years ended December 31, 2013, 2012 and 2011, the Company recognized expense for 401(k) matching contributions of $0.5 million, $0.2 million and $0.2 million, respectively.

10.	Income Taxes

For financial reporting purposes, loss before income taxes includes the following components for the year ended December 31:

	Year Ended December 31,
	2013	2012	2011
U.S. pretax loss	$(95,588)	$(43,032)	$(25,402)
Non-U.S. pretax income	186	83	96

Loss before provision for income taxes	$(95,402)	$(42,949)	$(25,306)

The Company has not recorded a benefit for income taxes related to its U.S. operating losses for the years ended December 31, 2013, 2012 or 2011. The Company is in a full valuation allowance for our U.S. operations as it is more-likely-than-not that we will not utilize our net deferred assets. In 2013, the Company recorded a minimal current income tax provision related to certain international subsidiaries that are profitable on a stand-alone basis based on intercompany service arrangements.

The Company’s effective tax rate differs from that based on the federal statutory rate due to the following:

	Years Ended December 31,
	2013	2012	2011
Federal tax at statutory rate	$(32,453)	$(14,603)	$(8,571)
State income taxes	(3,580)	(1,149)	(1,278)
State rate changes	215	2,161	(1,443)
Federal and state credits	(21,186)	(15,784)	(1,611)
Trimeris net operating losses	—	—	(9,481)
Nondeductible 162(m) compensation	2,780	—	—
Expiration of state NOLs	46	11,129	337
Stock-based compensation	564	335	(26)
Valuation allowance	53,155	17,887	22,081
Other	507	24	(8)

Provision for income taxes	$48	$—	$—

Significant components of the Company’s net deferred tax asset as December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating losses	$42,962	$37,451
Capitalized research and development	23,822	10,286
Tax credit carryforwards	57,155	25,693
Deferred revenue	87	2,056
Accrued expenses	210	142
Depreciation and amortization	1,787	235
Stock-based compensation	3,411	1,289
Other	11	10

	129,445	77,162
Deferred tax liabilities:
Acquired intangibles	(655)	(1,527)

Valuation allowance	(128,790)	(75,635)

Net deferred tax asset	$—	$—

At December 31, 2013, the Company had federal and state net operating loss carry forwards of $158.1 million and $110.6 million, respectively, which begin to expire in 2018 and 2014, respectively. Approximately $0.9 million of Massachusetts net loss carry forwards expired in 2013. In conjunction with ceasing of Trimeris operations in 2012, approximately $11.1 million of tax effected state net operating loss carryforwards expired (or were forfeited) in the prior year. The Company has federal orphan drug credits and federal and state research tax credit carryforwards of $57.1 million, available to reduce future tax liabilities, which begin expiring in 2018 and 2023, respectively. Included in our December 31, 2012 deferred tax balance were orphan drug credits that were generated in earlier periods, resulting in a net increase in our gross deferred tax asset balance of approximately $4.1 million. Given the corresponding increase in the valuation allowance, this out-of-period adjustment had no impact on the Company’s balance sheet, statement of operations, or statement of cash flows and is considered immaterial to the Company’s prior period financial statements taken as a whole. Approximately $42.3 million of the federal and state net operating loss carryforwards relate to deductions from stock option compensation, which are tracked separately and not included in the Company’s deferred tax asset in accordance with ASC 718. The future benefit from these deductions will be recorded as a credit to additional paid in capital to the extent they reduce taxes payable.

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

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more-likely-than-not that the Company will not recognize the benefits of its deferred tax asset. Accordingly, a valuation allowance of $128.8 million and $75.7 million has been established at December 31, 2013 and 2012, respectively.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations.

Below is a table of the earliest tax years that remain subject to examination by jurisdictions:

Earliest Tax Year Subject to Examination
Jurisdiction
U.S Federal	2010
State of Georgia	2010
State of North Carolina	2010
Commonwealth of Massachusetts	2010

All years including and subsequent to the above years remain open to examination by the taxing authorities. Also, tax attributes carrying forward from years prior to 2010 are subject to adjustment by the Internal Revenue Service if they have been or will be used in a future period. The resolution of any tax matters is not expected to have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There were no uncertain tax positions in 2013 and 2012.

Unrecognized Deferred Tax Liability Related to Investments in Foreign Subsidiaries

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences were immaterial as of December 31, 2013. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries. In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations.

Uncertain Tax Positions

Under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2013 and 2012.

Massachusetts Life Sciences Center

In 2013, the Company received a grant totaling $0.7 million from the Massachusetts Life Sciences Center (“MLSC”) based on projected hiring in the state of Massachusetts in 2013. The Company recognizes the grant ratably to other income over the five year commitment period, once it is probable that the hiring commitment has been met for the applicable year. We recognized $0.1 million in 2013, related to the award.

11.	License Agreements and Collaborations

Collaborations

In August 2011, the Company entered into a collaboration agreement with Mitsubishi Tanabe Pharma Corporation (“Mitsubishi Tanabe”) whereby the Company utilizes its proprietary expression technology for the development of a certain targeted compound. The agreement included an upfront development payment to the Company of $3.0 million and on-going reimbursement or funding of development costs, estimated during the initial development period to be approximately $1.5 million.

In March 2012, the Company entered into a second agreement with Mitsubishi Tanabe to develop a second protein therapeutic. The agreement included an upfront license payment to the Company of $9.0 million and on-going reimbursement or funding of development costs, estimated during the initial development period to be approximately $0.8 million.

The Company evaluated the collaboration agreements in order to determine whether the deliverables at the inception of the agreements: (i) the upfront license payments, (ii) the research services during the development periods, and (iii) the JSC’s participation should be accounted for as a single unit or multiple units of accounting. The Company concluded that the upfront license payments do not have standalone value to Mitsubishi Tanabe because (i) Mitsubishi Tanabe does not have the ability to transfer or sublicense and (ii) the activities to be conducted during the development period are highly dependent on the Company’s unique knowledge and understanding of its proprietary technology which is critical to optimizing the compounds. The Company determined that the JSC is a deliverable through the development period. In both agreements, the Company concluded that there are two units of accounting which are being delivered over the same performance period. Under both agreements, we recognized revenue using the proportional performance method, which resulted in both upfront payments and reimbursed research and development payments being recognized over the development term which is our performance period. We measure our proportional performance based on the development hours incurred to date compared to the estimated total development hours.

Revenue recognized under the first and second Mitsubishi Tanabe development programs totaled $2.0 million and $4.1 million for the year ended December 31, 2013, respectively, and $1.9 million and $6.0 million, respectively for the year ended December 31, 2012. Revenue is recognized using the proportional performance method. As of December 31, 2013, the Company had completed its obligations under the arrangements and had recognized all remaining deferred revenue balances associated with the programs.

Roche Collaboration

The Roche License Agreement

On May 25, 2011, Trimeris entered into the Roche License Agreement with Roche, pursuant to which Roche has an exclusive license to manufacture and sell FUZEON worldwide and the Company receives royalty payments equal to 16% of worldwide net sales of FUZEON occurring from and after January 1, 2011. The Roche License Agreement superseded and replaced the Prior Roche Agreements. Under the Roche License Agreement, Roche may deduct from its royalty payments to us 50% of any royalties paid to third parties which are reasonably required to allow Roche to sell FUZEON in a given country, including royalties paid to Novartis Vaccines and Diagnostics, Inc. (“Novartis”).” To calculate the royalty revenue paid to Synageva, a 5.5% distribution charge is deducted from Roche’s reported net sales, and Synageva receives a 16% royalty on the adjusted net sales amount. We recognized royalty revenue of $7.0 million, $7.0 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Occupancy Arrangements

The Company leases office, laboratory and manufacturing and research facility space under operating and capital lease agreements expiring through 2024. Certain of the leases provide for options by the Company to extend the lease for multiple periods and also provide for annual minimum increases in rent, usually based on a consumer price index or annual minimum increases.

The following is a schedule by years of future minimum rental payments required under lease agreements that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013:

Year Ending December 31,	Operating Leases	Capital Leases
2014	$1,490	$253
2015	1,501	439
2016	1,516	448
2017	1,519	457
2018	1,527	466
2019 and beyond	1,579	2,688

Total minimum lease payments	$9,132	$4,751

Less amount representing interest		(700)

Present value of obligations under capital leases (1)		$4,051

(1)	The Company’s capital lease obligation relates to the construction of a manufacturing facility in Bogart, GA. As of December 31, 2013, the Company has recorded construction in process and a facility lease obligation of $1.7 million. Upon the completion of the landlord construction in 2014, the Company estimates that the present value of the obligation will be approximately $4.1 million. The current portion of capital lease obligation was less than $0.1 million as of December 31, 2013.

Rental expense for the years ended December 31, 2013, 2012 and 2011 approximated $1.6 million, $1.0 million and $0.7 million, respectively.

UGARF License Agreement

On April 5, 2007, the Company amended and restated its technology license agreement with the University of Georgia Research Foundation (“UGARF”). In consideration for exclusive worldwide rights to the same patents, know-how and related technology under the original agreement, the Company provided nine thousand shares of its common stock to UGARF in addition to sublicense royalties, if applicable, and product royalties to be payable upon future commercialization and sale of any products subject to the license. On December 3, 2013, Synageva amended and restated license agreement with UGARF again to restate and clarify certain provisions, rights and obligations under the original amended and restated license agreement. No payments have been made to UGARF in fiscal 2013, 2012 and 2011.

Shire Human Genetics Therapies

In April 2013, we entered into a settlement agreement with Shire Human Genetics Therapies, Inc. and its affiliates (“Shire”) and Cincinnati Children’s Hospital Research Foundation, an operating division of Children’s Hospital Medical Center, and their respective affiliates under which the parties settled the outstanding sebelipase alfa patent-related issues between them, including the revocation actions in the United Kingdom and France and the outstanding opposition in the European Patent Office. Simultaneously with the execution of the settlement agreement, we entered into a sublicense agreement with Shire under which we received exclusive, worldwide rights to multiple patents and patent applications owned by Cincinnati Children’s Hospital Research Foundation and its affiliates. In exchange for the settlement and the rights acquired from Shire, we paid an upfront payment of $2.5 million, and will be obligated to make two sales-based milestones (each a low single-digit million dollar payment), and low, single-digit percentage tiered royalty payments on sales of sebelipase alfa in the U.S. and certain countries in Europe. We recognized the $2.5 million upfront license payment as in-process research and development expense in the second quarter of fiscal 2013.

Other Licensing Agreements

The Company has licensing and sponsored research agreements with certain scientific and research institutions. The Company incurred expenses under these agreements of less than $0.1 million for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, the Company had approximately $0.1 million of potential milestone payments or other commitments payable over the next four years under agreements that are cancelable by either party under certain circumstances. These agreements also specify the payment of certain percentage royalties based on net sales of developed technologies.

13.	Quarterly Financial Data (Unaudited)

The following tables present quarterly consolidated statement of operations data for fiscal 2013 and 2012. The below data is unaudited but, in our opinion, reflects all adjustments necessary for a fair presentation of this data in accordance with GAAP.

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(unaudited)
Revenue	$5,118	3,413	$1,369	$3,474
Loss from operations	(14,573)	(22,190)	(28,196)	(30,944)
Net loss	(14,484)	(22,107)	(28,123)	(30,736)
Loss per share, basic and diluted	$(0.54)	$(0.81)	$(1.02)	$(1.00)
Weighted average shares outstanding, basic and diluted	26,826	27,280	27,491	30,751

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(unaudited)
Revenue	$2,397	2,249	$5,428	$4,880
Loss from operations	(7,355)	(10,226)	(10,189)	(15,251)
Net loss	(7,353)	(10,223)	(10,182)	(15,191)
Loss per share, basic and diluted	$(0.35)	$(0.48)	$(0.43)	$(0.62)
Weighted average shares outstanding, basic and diluted	20,774	21,284	23,825	24,347

14.	Supplemental Disclosures of Cash Flow Information

The following schedule summarizes the Company’s supplemental noncash investing and financing activities that are not presented in the statement of cash flows:

	Years Ended December 31,
	2013	2012	2011
Supplemental schedule of noncash investing and financing activities
Capitalization of construction-in-progress related to facility lease obligation (Note 3)	$1,713	—	—
Capital expenditures incurred but not yet paid	$360	—	—
Related to Reverse Merger:
Conversion of convertible note into preferred stock	—	—	12,500
Conversion of preferred stock into common stock	—	—	108,081
Payments made in common stock to underwriter	—	—	500
Conversion of preferred stock warrants to common stock warrants	—	—	271
Fair value of assets acquired in Merger	$—	$—	$72,379
Fair value of liabilities assumed in Merger	—	—	(2,510)

Fair value of net assets acquired in Merger	$—	$—	$69,869

15.	Subsequent Events

On February 20, 2014, the Company entered into a lease amendment to expand the currently leased corporate headquarters located at 33 Hayden Avenue, Lexington, Massachusetts by 29,316 rentable square feet. The Company anticipates that it will occupy the expanded space in June 2014 upon the completion of landlord building modifications. The initial rent for the additional space will be $22.50 per square foot plus certain operating expenses and taxes. The Company will have the right to occupy the entire additional space upon the completion of the building modifications, but it will pay rent on only 9,524 square feet for the first two months and on 19,048 for the following eight months, before paying rent on the full 29,316 rentable square feet thereafter. The total combined leased space, including the additional space, will consist of 80,872 square feet. The initial term of the amendment begins upon the Company occupying the additional space, through December 2019, concurrent with the original lease.

EXHIBIT LIST

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of June 13, 2011, by and among Trimeris, Inc., Tesla Merger Sub, Inc. and Synageva BioPharma Corp., incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2010.

3.1	Fifth Amended and Restated Certificate of Incorporation of the Registrant, as amended, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 8, 2005, as amended by the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2011.

3.2	Second Amended and Restated Bylaws of the Registrant, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 8, 2005.

4.1	Specimen certificate for shares of Common Stock, incorporated by reference to the Company Registration Statement on Form S-3 (File No. 333-178653) initially filed with the SEC on December 21, 2011.

4.2	Description of Capital Stock (contained in the Fifth Amended and Restated Certificate of Incorporation of Synageva BioPharma Corp., filed as Exhibit 3.1), incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 8, 2005, as amended by the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2011.

10.1	Form of Indemnification Agreement between Synageva BioPharma Corp. and its directors, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.2	Form of Indemnification Agreement between Synageva BioPharma Corp. and its officers, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.3	Amended and Restated Registration Rights Agreement dated April 1, 2009, between the Company and the investors signatory to the agreement, as amended through January 4, 2012, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2012.

10.4	Non-Exclusive Sub-License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Synageva BioPharma Corp.) (f/k/a AviGenics, Inc.) and Pangenix, dated April 1, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.†

10.5	Exclusive Sublicense Agreement, between Shire AG and Synageva BioPharma Corp., dated April 5, 2013, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.†

10.6	Second Amended and Restated License Agreement between Synageva BioPharma Corp. and the University of Georgia Research Foundation, Inc., effective as of December 3, 2013.†

10.7	License Agreement between The Regents of the University of California and Hoffman-La Roche Inc. and Trimeris, Inc. for Method for Preventing and Treating a Viral Condition by Inhibiting Membrane Fusion, dated June 27, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2005.†

10.8	Exclusive Patent License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Synageva BioPharma Corp.) (f/k/a Synageva BioPharma Corp.) and the University of Minnesota, dated May 13, 2009, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.†

10.9	Amended and Restated Agreement among Trimeris, Inc., F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated May 25, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2011.

Exhibit Number	Description

10.10	Trimeris, Inc. Amended and Restated Stock Incentive Plan, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 13, 2006.*

10.11	1996 Stock Option Plan of AviGenics, Inc, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on November 8, 2011.*

10.12	Synageva BioPharma Corp. 2005 Stock Plan, as amended, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on June 26, 2013.*

10.13	Synageva BioPharma Corp. 2005 Stock Plan-form of Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2013.*

10.14	Trimeris, Inc. 2007 Stock Incentive Plan, incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 16, 2010.*

10.15	Trimeris, Inc. 2007 Stock Incentive Plan—form of Option Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008.*

10.16	Synageva BioPharma Corp. Employee Stock Purchase Plan, as amended, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2012.*

10.17	Employment Agreement between Synageva BioPharma Corp. and Sanj K. Patel, effective as of November 2, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011.*

10.18	Employment Agreement between Synageva BioPharma Corp. and Carsten Boess, effective as of November 2, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011.*

10.19	Employment Agreement between Synageva BioPharma Corp. and Anthony Quinn, effective as of November 2, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011.*

10.20	Employment Agreement between Synageva BioPharma Corp. and Glen Williams, effective as of September 24, 2012; incorporated by reference to the Company’s Annual Report on Form 10-K Filed with the SEC on March 14, 2013.

10.21	Employment Agreement between Synageva BioPharma Corp. and Mark Goldberg, effective as of November 2, 2011, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2011.*

10.22	Lease, between Abbey BioPharma Corp. (f/k/a Synageva BioPharma Corp.) and One Ledgemont LLC, dated April 8, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.

10.23	Lease Agreement between Synageva BioPharma Corp. and Barrett Investment Properties, LLC, dated January 23, 2012, incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2012.

10.24	Lease, between Synageva BioPharma Corp. and the Trustees of Hayden Office Trust, dated January 15, 2013, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.†

10.25	Agreement to Lease, between Synageva BioPharma Corp. and Jarrell Realty, LLC, dated August 30, 2012. †

10.26	Lease, between Synageva BioPharma Corp. and RP Gateway, LLC, dated October 22, 2013. †

Exhibit Number	Description

10.27	Biopharmaceutical Services Agreement between Synageva BioPharma Corp. and Cytovance Biologics, Inc., effective February 28, 2012, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012. †

10.28	Amendment to the Biopharmaceutical Services Agreement between Synageva BioPharma Corp. and Cytovance Biologics, Inc., effective April 27, 2012, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2012.

10.29	Bioprocessing Services Agreement, between Synageva BioPharma Corp. and FUJIFILM Diosynth Biotechnologies U.S.A. Inc., dated January 22, 2013, incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.†

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a) Certification by Sanj K. Patel as Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Carsten Boess as Chief Financial Officer.

32.1	Section 1350 Certification by Sanj K. Patel as Chief Executive Officer and Carsten Boess as Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(a) of this report.
†	Confidential treatment has been granted by the Securities and Exchange Commission for portions of this exhibit.