Form 10-K/A
period 2013-12-31
SYNAGEVA BIOPHARMA CORP
filed 2014-03-04
CIK 911326

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Synageva BioPharma Corp. (together with its subsidiaries, the “Company,” “we,” “our,” or “us”) for the fiscal year ended December 31, 2013 as filed with the SEC on March 3, 2014 (the “Annual Report”), is being filed solely to file a revised Exhibit 32.1 Certification of the Principal Executive Officer and Principal Financial Officer. Exhibit 32.1 as originally filed incorrectly stated the period of the report as the year ended December 31, 2012 instead of December 31, 2013.

This Amendment No. 1 does not amend, modify or update any other portion of this Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after the time this Annual Report was filed on March 3, 2014.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). These statements include, but are not limited to, statements regarding our development programs, our capabilities, our goals, the expected timeline for achievement of our clinical milestones, the expected properties and benefits of our product candidates, the results of clinical and other studies, the size of the market for our products and our financial results. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements often, but not always, include the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “management believes,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this report or incorporated by reference.

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

Date: March 4, 2014

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