Form 10-Q
period 2014-03-31
SYNAGEVA BIOPHARMA CORP
filed 2014-05-01
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 25, 2014 was 33,018,829.

SYNAGEVA BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$152,331	$62,137
Short-term investments	422,887	346,596
Accounts receivable	1,446	1,373
Prepaid expenses and other current assets	8,925	6,617

Total current assets	585,589	416,723
Property and equipment, net	23,647	17,213
Developed technology, net	3,102	3,491
Goodwill	8,535	8,535
Other assets	2,231	1,987

Total assets	$623,104	$447,949

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,512	$2,427
Accrued expenses	13,929	11,121
Deferred revenue	93	232
Other current liabilities	653	140

Total current liabilities	17,187	13,920
Other liabilities	4,825	3,828

Total liabilities	$22,012	$17,748

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 32,975 and 30,768 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	33	31
Additional paid-in capital	891,735	684,468
Accumulated other comprehensive loss	(13)	(59)
Accumulated deficit	(290,663)	(254,239)

Total stockholders’ equity	601,092	430,201

Total liabilities and stockholders’ equity	$623,104	$447,949

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue:
Royalty revenue	$1,447	$1,705
Collaboration and license revenue	139	3,413

Total revenue	1,586	5,118

Costs and expenses:
Research and development	27,868	13,338
Selling, general and administrative	9,804	5,654
Amortization of developed technology	390	699

Total costs and expenses	38,062	19,691

Loss from operations	(36,476)	(14,573)
Interest income	75	89
Other expense, net	(5)	—

Loss before provision for income taxes	(36,406)	(14,484)
Provision for income taxes	18	—

Net loss	$(36,424)	$(14,484)

Basic and diluted net loss per common share	$(1.16)	$(0.54)

Weighted average shares used in basic and diluted per common share computations	31,338	26,826

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(36,424)	$(14,484)

Other comprehensive loss:
Change in fair market value of available for sale securities	51	8
Foreign currency translation adjustments	(5)	(2)

Total other comprehensive income	46	6

Comprehensive loss	$(36,378)	$(14,478)

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net Loss	$(36,424)	$(14,484)
Adjustments:
Depreciation and amortization	1,407	1,314
Stock compensation expense	3,181	1,716
Amortization of premium on investments	687	674
Changes in assets and liabilities:
Accounts receivable	(73)	6
Prepaid expenses, other current assets and other assets	(2,552)	(2,482)
Accounts payable	(956)	(495)
Accrued expenses, other current liabilities and other liabilities	832	(481)
Deferred revenue	(139)	(2,919)

Net cash used in operating activities	(34,037)	(17,151)

Cash flows from investing activities
Purchase of available for sale investments	(167,577)	(103,776)
Proceeds from sales and maturities available for sale investments	90,650	43,000
Capital expenditures	(3,245)	(2,412)
Restricted cash	320	(2,868)

Net cash used in investing activities	(79,852)	(66,056)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	200,925	111,055
Proceeds from exercise of stock options	3,163	2,034

Net cash provided by financing activities	204,088	113,089

Effect of exchange rate on cash	(5)	(3)

Net increase in cash and equivalents	90,194	29,879
Cash and equivalents at the beginning of period	62,137	23,883

Cash and equivalents at the end of period	$152,331	$53,762

Capitalization of construction in progress related to facility lease obligation (Note 8)	1,574	—
Capital expenditures incurred but not yet paid	2,633	—

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (Synageva or the Company) is a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases. The Company’s most advanced pipeline programs are enzyme replacement therapies for lysosomal storage diseases (LSDs). The Company’s lead program, sebelipase alfa, is in global Phase 3 clinical trials for the treatment of infants, children and adults with lysosomal acid lipase deficiency (LAL Deficiency), a rare and devastating disease that causes significant morbidity and early mortality. In addition to sebelipase alfa, the Company has multiple other ongoing research programs at different stages of preclinical development, including SBC-103, another enzyme replacement therapy for an LSD known as mucopolysaccharidosis type IIIB (MPS IIIB) or Sanfilippo B. The Company’s pipeline programs target rare diseases that are characterized by significant morbidity and mortality and are selected based on scientific rationale, high unmet medical need, the potential to impact disease course and strategic alignment with our corporate focus. The Company has not yet received approval to market or commercialize sebelipase alfa or any other products.

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

The Company has incurred losses since inception and at March 31, 2014, had an accumulated deficit of $290.7 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships, licensing or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new collaboration or license agreements. If the Company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some or all of its development programs, including some or all of its drug candidates.

Through March 31, 2014, the Company has funded its operations primarily from proceeds of the sale of stock, royalty income and collaboration agreements. On March 5, 2013, the Company announced the closing of a $211.5 million underwritten public offering of 2.0 million shares of common stock at a price per share of $105.75. The Company received net proceeds of approximately $200.9 million from this offering. In addition to this financing, the Company received aggregate net proceeds of approximately $473.9 million from public equity offerings in fiscal 2013 and 2012.

The Company currently intends to use its cash, cash equivalents and investments for general corporate purposes, which may include expanding its infrastructure, including commercial and manufacturing, to benefit sebelipase alfa and the rest of its pipeline, supporting its clinical studies, supporting the advancement of SBC-103, accelerating its early-stage programs, and acquiring technologies or businesses that are complementary to its current technologies and business focus. The Company expects that it will have sufficient cash and cash equivalents to sustain operations to at least the second half of 2016.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by the accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Financial Statements should therefore be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014.

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying disclosures. Although these estimates are based on the information reasonably available and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Synageva and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2014, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

3.	Fair Value of Financial Instruments

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase of 90 days or less to be cash equivalents. At March 31, 2014 and December 31, 2013, substantially all cash equivalents were U.S. treasury bills and amounts held in money market accounts at commercial banks.

Investments

All of the Company’s investments were classified as available-for-sale at March 31, 2014 and December 31, 2013. The principal amounts of short-term investments are summarized in the tables below:

	Less Than 12 Months to Maturity
	Amortized Cost	Unrealized Gains	Unrealized Gains (Losses)	Fair Value
Balance at March 31, 2014:
U.S. Treasury securities	$422,858	$—	$29	$422,887

Total	$422,858	$—	$29	$422,887
Balance at December 31, 2013:
U.S. Treasury securities	$346,618	$—	$(22)	$346,596

Total	$346,618	$—	$(22)	$346,596

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

	March 31, 2014	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$111,778	$111,778	$—	$—
US treasury securities	$29,009	$—	$29,009	$—
Marketable securities
US treasury securities	$422,887	$—	$422,887	$—

Total	$563,674	$111,778	$451,896	$—

Level 1 inputs are quoted prices in active markets for identical assets or liabilities and consist of cash and money market funds. Items classified as Level 2 within the valuation hierarchy consist of U.S. government-related debt securities. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$27,899	$27,899	$—	$—
US treasury securities	$21,021	$—	$21,021	$—
Marketable securities
US treasury securities	$346,596	$—	$346,596	$—

Total	$395,516	$27,899	$367,617	$—

4.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets consist of the following:

	March 31, 2014	December 31, 2013
Prepaid clinical, manufacturing, and scientific costs	$5,957	$3,960
Interest receivable	828	859
Prepaid insurance	923	958
Other	1,217	840

	$8,925	$6,617

Other non-current assets consist of the following:

	March 31, 2014	December 31, 2013
Restricted cash	$2,151	$1,935
Other	80	52

	$2,231	$1,987

Restricted cash relates to deposits associated with construction activities at our new Bogart, GA facility and a long-term letter of credit associated with our headquarters in Lexington, MA.

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Accrued compensation and benefits	$2,760	$3,244
Clinical, manufacturing and scientific costs	7,399	6,587
Professional fees	1,011	568
Accrued capital expenditures	1,592	—
Other	1,167	722

	$13,929	$11,121

5.	Share Based Payments

The Company’s 2005 Stock Plan is the only existing equity compensation plan from which the Company may make equity-based awards to employees, directors and consultants. The maximum number of shares that may be issued under the 2005 Stock Plan is approximately 4.9 million shares. Shares subject to outstanding awards under the 2005 Stock Plan totaled 2.4 million as of March 31, 2014. At March 31, 2014, there were 1.0 million shares remaining available for grant under the 2005 Stock Plan.

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected life assumption is based on the limited exercise historical experience at the Company, management’s expectations based on the length of time that an employee will stay at the Company, the vesting period of four years and the contractual term of ten years. The Company estimates volatility using a blended approach encompassing: (i) Historical experience and peer group (including industry, size, life cycle and financial leverage), and (ii) Implied volatility from publicly traded options with the longest available contractual terms. The risk-free interest rate is based on the U.S. Treasury zero coupon rate with a remaining term approximating the expected term used as the input to the Black-Scholes option pricing model.

The Company also maintains an Employee Stock Purchase Plan (the ESPP), which allows eligible employees to use payroll deductions to purchase shares of the Company’s common stock at a discount of 15% to the lesser of the fair market value of the Company’s stock on (i) the date on which an employee elects to participate in the ESPP and (ii) the closing price on the last day of the ESPP option period. The plan is considered a compensatory employee stock purchase plan, results in incremental stock-based compensation expense in future periods. Option periods under the ESPP run from January 1 to June 30 and July 1 to December 31 of each year.

A summary of stock option activity under all equity plans for the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,710	$34.05
Options granted	100	97.93
Options exercised	(202)	14.71
Options canceled or expired	(34)	46.61

Outstanding at March 31, 2014	2,574	$37.88

The Company recognized stock-based compensation expense on all stock option awards for the three months ended March 31, 2014 and 2013, as follows:

	Three Months Ended March 31,
	2014	2013
Research and development	$1,467	$664
Selling, general and administrative	1,714	1,052

	$3,181	$1,716

6.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

	Unrealized Gains on Available for Sale Securities	Translation Adjustments	Total
Balance, as of December 31, 2013	$(22)	$(37)	$(59)
Other comprehensive loss before reclassifications	51	(5)	46
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive income (loss)	51	(5)	46

Balance, as of March 31, 2014	$29	$(42)	$(13)

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

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(36,424)	$(14,484)
Denominator
Weighted average common shares
Denominator for basic calculation	31,338	26,826
Denominator for diluted calculation	31,338	26,826
Net loss per share:
Basic	$(1.16)	$(0.54)
Diluted	$(1.16)	$(0.54)

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

	March 31,
	2014	2013
Options to purchase common stock	2,574	2,294

8.	Commitments and Contingencies

Occupancy Arrangements

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

As of March 31, 2014, the Company has recorded total construction in process for the Bogart facility of $6.9 million, $3.3 million of which related to landlord funded construction.

Lexington, MA Headquarters and Lab Buildout

In January 2013, the Company entered into a lease agreement to accommodate the Company’s continued growth and to relocate its corporate headquarters in Lexington, Massachusetts. The Company began occupying the facility in the second quarter of 2013. The Company spent approximately $5.0 million to buildout the lab facilities, $1.2 million of which was in the form of a landlord funded tenant allowance. The Company has established a long-term liability for the landlord funded tenant allowance that is being amortized ratably over the life of the lease.

In addition, on February 20, 2014, the Company entered into a lease amendment to expand the currently leased corporate headquarters located at 33 Hayden Avenue, Lexington, Massachusetts by 29,316 rentable square feet. The Company anticipates that it will occupy the expanded space in June 2014 upon the completion of landlord building modifications. The initial rent for the additional space will be $22.50 per square foot plus certain operating expenses and taxes. The Company will have the right to occupy the entire additional space upon the completion of the building modifications, but it will pay rent on only 9,524 square feet for the first two months and on 19,048 for the following eight months, before paying rent on the full 29,316 rentable square feet thereafter. The total combined leased space, including the additional space, will consist of 80,872 square feet. The initial term of the amendment begins upon the Company occupying the additional space, through December 2019, concurrent with the original lease.

9.	Subsequent Events

In connection with the March equity offering, on May 1, 2014, the Company entered into an amendment (the Amendment) to the Amended and Restated Registration Rights Agreement dated April 1, 2009, between the Company and the investors signatory thereto, as amended through the date hereof. The Amendment eliminates the prohibition against the Company granting investors new information or registration rights.

Also related to the March equity offering, on May 1, 2014, the Company entered into a new Registration Rights Agreement (the Registration Rights Agreement) with certain investors, including our director, Thomas Tisch, and certain entities affiliated with our directors Felix Baker, Stephen Biggar and Thomas Tisch. The Registration Rights Agreement provides that, among other things, within 10 business days of signing the agreement, the Company will file a final prospectus to its existing registration statement covering the resale of the Registrable Securities (as defined therein) of each investor party thereto.

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

Sebelipase Alfa for LAL Deficiency

LAL Deficiency is a rare autosomal recessive LSD caused by a marked decrease in LAL enzyme activity. LAL Deficiency presenting in children and adults, historically called Cholesteryl Ester Storage Disease (CESD), is an underappreciated cause of cirrhosis and accelerated atherosclerosis. These complications are due to the buildup of fatty material in the liver, blood vessel walls and other tissues as a result of the decreased LAL enzyme activity. Infants presenting with LAL Deficiency, historically called Wolman disease, show very rapid progression, with death usually in the first six months of life. Affected infants develop growth failure, severe liver complications, and malabsorption.

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

We are pursuing a development strategy for sebelipase alfa to assess safety and tolerability in a broad population of patients, including infants, children, and adults, and to demonstrate efficacy, safety and tolerability of sebelipase alfa in the treatment of LAL Deficiency. We intend to submit a Biologic License Application (BLA) and a New Animal Drug Application (NADA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA), as well as submit marketing applications in other regions of the world if clinical trials are successful.

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

In addition to the studies noted above, we are planning to enroll patients in two other open label clinical trials, one targeting infants with LAL Deficiency and another for a broader patient population with LAL Deficiency, including children and adults. Additional studies may be initiated in order to support requirements for long-term safety and to provide patients with ongoing access to the drug until we receive BLA approval of sebelipase alfa, if ever.

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

SBC-103 is a recombinant form of the human NAGLU enzyme which we are developing as an enzyme replacement therapy for MPS IIIB. SBC-103 has been granted orphan designation by the FDA and the EMA. We currently plan to initiate clinical trial sites for SBC-103 in patients with MPS IIIB in mid-2014.

Using various dosing approaches, SBC-103 reduced HS substrate storage in the brain, liver and kidney in an MPS IIIB animal model. At the LDN WORLD Symposium in February 2014, we presented data from a preclinical study with SBC-103 in a mouse model of MPS IIIB. Data from this study confirmed that SBC-103 delivered by intravenous and intrathecal administration reduced abnormal heparan sulfate levels in the brain of NAGLU-deficient mice. In addition, intravenously administered SBC-103 increased NAGLU enzyme activity levels in the brain of a MPS IIIB mouse model and increased cerebrospinal fluid NAGLU enzyme activity in non-human primates in preclinical studies. These findings suggest that SBC-103 may have properties that allow it to cross the normal blood-brain barrier.

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

Additional Pipeline Programs

In addition to sebelipase alfa and SBC-103, we are progressing protein therapeutic programs for rare diseases, which are currently at different stages of development. These protein therapeutic programs are selected based on scientific rationale, unmet medical need within the patient population, ability to make a meaningful impact on the lives of patients, a clinical endpoint that can be achieved with a small number of patients, a definable path to registration, and the attractiveness of the commercial opportunity.

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

Revenue

Royalty Revenue

Royalty revenues are recognized in the period earned, based on contract terms when reported sales are reliably measurable and collectability is reasonably assured. Royalty revenue relates to amounts earned from the sale of FUZEON by Hoffman-La Roche, Inc. (Roche).

Collaboration and License Revenue

Collaboration and license revenue relates to revenue from the licensing of our intellectual property. In 2013 and 2012, revenues were primarily driven by our collaboration agreements with Mitsubishi Tanabe Corporation (Mitsubishi Tanabe) whereby we utilized our proprietary expression technology in two development programs, in exchange for upfront license payments and funded development. Under the first agreement, which was entered into in August 2011, we received an upfront license payment of $3.0 million and on-going funding of development costs. Additionally, we entered into a second agreement in March 2012, where we received an upfront license payment of $9.0 million and on-going funding of development costs. Both programs were completed in the fourth quarter of 2013. We recognized revenue under a proportional performance method.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues

The following table presents total revenue for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Royalty revenue	$1,447	$1,705	$(258)	(15)%
Collaboration and license revenue	139	3,413	(3,274)	(96)

Total revenue	$1,586	$5,118	$(3,532)	(69)%

Total revenues decreased by approximately $3.5 million for the three months ended March 31, 2014, as compared to the comparable period of the prior year, primarily as a result of decreased collaboration revenue. Collaboration and license revenue was driven by the first and second Mitsubishi Tanabe programs in the prior year. These collaboration programs were completed in the fourth quarter of 2013 and as a result, collaboration and licensing revenue was lower for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recognized $0.5 million and $2.9 million related to the first and second Mitsubishi Tanabe programs, respectively. In addition, royalty revenue decreased $0.3 million to $1.4 million in the three months ended March 31, 2014, as compared to the prior year period.

We expect license and collaboration revenue to continue to decrease in 2014 due to the completion of the Mitsubishi Tanabe programs in 2013. In addition, we estimate that royalty revenue in 2014 will be lower than 2013. FUZEON royalty revenues are unpredictable, as we are not marketing the product and inconsistent sales in certain regions can cause period to period variability. Prior year royalty revenues benefited from a higher than usual second quarter royalty, which contributed favorably to fiscal 2013 royalty revenues.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$5,576	$3,738	$1,838	49%
Clinical trials and manufacturing	14,069	6,010	8,059	134
Other development related external services	4,117	1,497	2,620	175
Facilities and related	2,639	1,429	1,210	85
Stock-based compensation expense	1,467	664	803	121

Total research and development expense	$27,868	$13,338	$14,530	109%

Research and development expense increased by approximately $14.5 million, or 109%, to $27.9 million for the three months ended March 31, 2014 as compared to $13.3 million for the prior year. The increase in total research and development expense is due to increased clinical trial costs, external manufacturing fees, toxicology studies and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was higher facilities and other expenses of $1.2 million. Higher facilities expenses primarily relate to increased depreciation expense related to manufacturing and lab facilities fixed asset additions, as well as higher costs to operate our facilities. For the three months ended March 31, 2014, research and development expense includes $1.5 million of stock-based compensation expense, compared to $0.7 million in the prior year. We expect research and development expense to continue to increase as development activities for sebelipase alfa, SBC-103 and our other pipeline programs continue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$3,762	$2,478	$1,284	52%
External and professional services	3,894	2,010	1,884	94
Facilities related and other	434	114	320	281
Stock-based compensation expense	1,714	1,052	662	63

Total selling, general and administrative expense	$9,804	$5,654	$4,150	73%

Selling, general and administrative expense increased by approximately $4.2 million to $9.8 million for the year ended December 31, 2013 as compared to $5.7 million for the prior year. The increase was primarily due to higher compensation-related expenses and external service costs. Compensation related costs, including stock-based compensation, increased $1.9 million as we continued to expand our resources to support our international organization and commercial preparations. External service costs contributed $1.9 million to the period-over-period increase in expense and were primarily due to increased consulting, accounting, patent and external commercial related costs. We expect selling, general and administrative expense to continue to increase as we continue commercial preparations and support expanded research operations.

Amortization of Developed Technology

Costs recognized for the amortization of developed technology for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Amortization of developed technology	$390	$699	$(309)	(44)%

We recognized $0.4 million of amortization related to the developed technology associated with the FUZEON royalty stream in the three months ended March 31, 2014, as compared to $0.7 million in the prior year period. Amortization of developed technology is computed using an accelerated method based on the undiscounted actual cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows from the asset. In conjunction with expected cash flows, our amortization model assumed a larger proportion of expense in the periods immediately following the acquisition of the FUZEON royalty stream, thus the period-over-period decrease.

Interest Income, Net

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Interest income, net	$75	$89	$(14)	(16)%

Interest income primarily relates to interest earned on our short-term investment balance. Our investments include U.S. treasury securities and money market funds, with a weighted average maturity of one year or less.

Provision for income taxes

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Provision for income taxes	$18	$—	$18	—%

Our provision for income taxes is comprised of the taxes currently payable as a result of foreign operations, and totaled less than $0.1 million for the three months ended March 31, 2014. As we are in a full valuation allowance, we do recognize any benefit from U.S. operating losses in our income statement or balance sheet.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily from the proceeds of the sale of stock, and, to a lesser extent, license and royalty fees, upfront cash payments and research and development funding from collaborators, government grants and licensors. We intend to use our cash, cash equivalents and investments for general corporate purposes, which may include expanding our infrastructure to benefit sebelipase alfa and our platform, commercial preparations, supporting our pre-clinical and clinical studies, supporting the advancement of SBC-103, accelerating our early-stage programs, leveraging our platform technology to initiate multiple new pipeline programs and acquiring new technologies or businesses that are complementary to our current technologies and business focus.

On March 5, 2014, the Company announced the closing of a $211.5 million underwritten public offering of 2.0 million shares of common stock at a price per share of $105.75. The Company received net proceeds of approximately $200.9 million from this offering. In addition to this financing, the Company received aggregate net proceeds of approximately $473.9 million from public equity offerings in fiscal 2013 and 2012.

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

As of March 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $575.2 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of U.S. treasury bills and amounts held in money market funds.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office, laboratory, and manufacturing facilities, fees paid in connection with preclinical studies, clinical studies, outsourced manufacturing, laboratory supplies, consulting fees and commercial, legal and accounting fees. We expect that costs associated with clinical studies and manufacturing costs as well as commercial costs will increase in future periods as sebelipase alfa advances into further stages of development and our other preclinical candidates move forward in development.

Net cash used in operating activities was $34.0 million for the three months ended March 31, 2014, and was primarily the result of a net loss of $36.4 million, the drivers of which are discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during three months ended March 31, 2014. Non-cash items include depreciation of fixed assets of $1.0 million, amortization of developed technology of $0.4 million, stock-based compensation of $3.2 million, and the amortization of premium on available for sale investments of $0.7 million. Changes in operating assets and liabilities resulted in a net use of cash of $2.9 million, which was primarily the result of increased prepaid expenses, other current assets and other assets of $2.6 million. The increases in prepaid and other assets, as well as accrued expenses and other liabilities were primarily driven by clinical, toxicology and manufacturing activities, the details of which are disclosed in further detail in Note 4, “Supplemental Balance Sheet Information.”

Net cash used in operating activities was $17.2 million for the three months ended March 31, 2013, and was primarily the result of a net loss of $14.5 million. In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the first quarter of fiscal 2013. Non-cash items partially offsetting net loss include depreciation of fixed assets of $0.6 million, amortization of developed technology of $0.7 million, stock-based compensation of $1.7 million, and the amortization of discount on available for sale investments of $0.7 million. Changes in operating assets and liabilities resulted in a net use of cash of $6.4 million, which was primarily the result of increased prepaid expenses and other assets of $2.5 million, decreased deferred revenue of $2.9 million and decreased accounts payable and accrued expenses of $1.0 million from December 31, 2012. The increase in prepaid expense and other assets was primarily driven by cash outlays for clinical and manufacturing activities. The decrease in deferred revenue in the period was primarily the result of the recognition of upfront license fees related to the Mitsubishi Tanabe development programs.

We expect to continue to use cash in operations as we continue to seek to advance our pipeline programs through preclinical testing and clinical development. In addition, in the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales, and other specified objectives.

Net cash used in investing activities totaled $79.9 million for the three months ended March 31, 2014, and was primarily a result of the purchase of available-for-sale investments of $167.6 million, partially offset by cash received from the maturity of available for sale investments totaling $90.7 million. Cash flows used for investing activities included $3.2 million for capital expenditure, partially offset by a change in restricted cash related to security deposits on properties of $0.3 million. Capital expenditures primarily relate to leasehold improvements at our production, lab and office locations. Cash used for capital expenditures in the statement of cash flows does not include $1.6 million for amounts that were incurred by our landlord related to the construction of our new Bogart, GA manufacturing facility, where we have been deemed the “accounting owner” based on the applicable lease accounting guidance and $2.7 million for capital expenditures that were accrued but not yet paid.

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

Financing activities provided cash of approximately $204.1 million in the three months ended March 31, 2014, resulting from net cash received from a secondary offering of $200.9 million and proceeds from the exercise of stock options of $3.2 million.

Financing activities provided cash of approximately $113.1 million in the three months ended March 31, 2013, resulting from net cash received from a secondary offering of $111.1 million and proceeds from the exercise of stock options of $2.0 million.

Funding Requirements

We have incurred significant losses since our inception. As of March 31, 2014, we had an accumulated deficit of approximately $290.7 million. Our cash and cash equivalents and investments balance at March 31, 2014 totaled $575.2 million. We expect to use our existing cash and cash equivalents and investments to continue our research and development programs and commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for sebelipase alfa, SBC-103 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative and commercial costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations to at least the second half of 2016.

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

We may seek additional funding through debt or equity financings. The fundraising environment for life science companies, in general, is highly volatile. Due to this and various other factors, additional funding may not be available on acceptable terms, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also may seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third-party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our drug candidates

Contractual Obligations and Requirements

As of March 31, 2014, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, contractual purchase obligations and to a lesser extent, minimum contractual payments on licensed technology.

Headquarters Lease

In the first quarter of 2014, we entered into a lease amendment to expand our currently leased corporate headquarters by 29,316 rentable square feet. We anticipate that we will occupy the expanded space in June 2014 upon the completion of landlord building modifications. The initial rent for the additional space will be $22.50 per square foot plus certain operating expenses and taxes. We will have the right to occupy the entire additional space upon the completion of the building modifications, but will pay rent on only 9,524 square feet for the first two months and on 19,048 for the following eight months, before paying rent on the full 29,316 rentable square feet thereafter. The total combined leased space, including the additional space, will consist of 80,872 square feet. The initial term of the amendment begins upon us occupying the additional space, through December 2019, concurrent with the original lease.

There have been no other significant changes to our contractual obligations and requirements during the three months ended March 31, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March  3, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2014 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Development and Commercialization of Product Candidates

We are largely dependent on the success of sebelipase alfa. All of our product candidates, including sebelipase alfa, are still in development. Preclinical and clinical trials of our product candidates may not be successful.

Our business prospects are largely dependent upon the successful development and commercialization of sebelipase alfa. We have completed enrollment in our global ARISE clinical trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency, and our Phase 2/3 trial in infants with LAL Deficiency. We are planning to enroll patients in two additional open label clinical trials in patients with LAL Deficiency, one in a broader patient population with LAL Deficiency, including children and adults, and another targeting infants with the rapidly progressive disease. In addition, we may initiate other clinical trials. Before we can commercialize product candidates, including sebelipase alfa, we need to:

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

This process involves a high degree of risk and takes many years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•	failure of the product candidate in preclinical studies;

•	failure to obtain, or delays in obtaining, the required regulatory approvals to initiate clinical studies for the product candidate;

•	failure of later trials to confirm positive results from earlier preclinical studies or clinical trials;

•	delays or difficulty enrolling patients in clinical trials, particularly for disease indications with small patient populations;

•	failure to identify a sufficient number of patients who meet the clinical trial enrollment criteria and/or who would support commercial launch and subsequent commercialization efforts;

•	patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the safety, effectiveness or superiority of the product candidate;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner, if at all;

•	inability to produce, or sufficiently test, comparable or consistent drug materials derived from different manufacturing facilities operated by us or from processes run by third party manufacturers which could impact our ability or timing with respect to receiving regulatory approval for our product candidates;

•	failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, the facilities or the processes used to manufacture the product candidate; or

•	changes in the regulatory or pricing and reimbursement environments could make development of a new product or further development of an existing product for a new indication no longer desirable.

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

We have neither obtained marketing approval, nor commercialized any of our current product candidates.

We have neither obtained marketing approval nor commercialized any of our current product candidates and do not expect to receive marketing approval or generate revenue from the direct sale of an approved product, including sebelipase alfa, for an indefinite period, if ever. We have only limited clinical experience from our sebelipase alfa studies even though we have completed enrollment in the ARISE trial and the Phase 2/3 open-label trial in infants with LAL Deficiency. We are planning to enroll patients in two other open label clinical trials, one targeting infants with the LAL Deficiency and another for a broader patient population with LAL Deficiency, including children and adults, and may initiate additional clinical trials. We are also conducting preclinical studies with other product candidates, including SBC-103, for various other indications. Our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these indications. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval, including because we may be unsuccessful in convincing regulatory authorities of the adequacy of the design of our trials or the sufficiency of the data generated from our clinical and other studies. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead programs, or might be significantly delayed in doing so, which will materially harm our business.

If our preclinical or clinical studies do not produce positive results, or are delayed or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous events during, or as a result of, preclinical testing and the clinical trial process, including for potential new indications, which could delay or prevent our receipt of regulatory approval for, or the commercialization of, our product candidates, including:

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide or regulators may require, us to conduct additional preclinical testing prior to initiating clinical trials, or to suspend ongoing studies;

•	we may decide, or regulators may require us, to change the design of clinical trials in ways that may slow their progress, delay the initiation of clinical trials, or we may abandon projects that we expect to be promising;

•	a regulatory authority or institutional review board may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to these authorities or to institutional review boards or ethics committees for re-review due to changes in the regulatory environment;

•	the number of patients required for clinical trials may be larger than we anticipate or are able to enroll, or participants may drop out of, or not qualify for, clinical trials at a higher rate than we anticipate;

•	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner or at all;

•	we might have to suspend or terminate one or more of our clinical trials if we, a regulatory authority or an institutional review board or ethics committee determine that the participants are being exposed to unacceptable health risks;

•	a regulatory authority or institutional review board or ethics committee may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	a regulatory authority may require that we conduct additional clinical research to provide additional information regarding the efficacy or safety of sebelipase alfa;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective contract manufacturing organizations;

•	we may not be able to reach agreements on acceptable terms with prospective clinical research organizations;

•	if approved, we may not be able to reach agreements on acceptable terms with commercial distributors; or

•	the effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics.

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

Although we have completed enrollment in our ARISE clinical trial and our Phase 2/3 trial in infants with LAL Deficiency, we are currently planning to enroll patients in two additional open label clinical trials in patients with LAL Deficiency, one in a broader patient population, including children and adults, and another one targeting infants with the rapidly progressive disease. Potential patients for our product candidates, including sebelipase alfa, may not be adequately diagnosed or identified with the diseases being targeted by our product candidates. Sebelipase alfa is being developed to treat LAL Deficiency, which is very rare. Studies by investigators who screened various populations for a common mutation that causes LAL Deficiency indicate a prevalence range of 1:40,000 to 1:300,000 for LAL Deficiency in children and adults. There is no prevalent population for infants with LAL Deficiency, since these infants almost never survive beyond the first year of life. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

The results of our clinical trials may not prove sufficient to obtain regulatory approval of our product candidates, and subsequent trials may fail to replicate promising data seen in earlier preclinical studies and clinical trials.

The data presented from our clinical trials with sebelipase alfa in infants and adults with LAL Deficiency are consistent with preclinical findings and the known mechanism of action for LAL. We have completed enrollment in our ARISE clinical trial and our Phase 2/3 trial in infants with LAL Deficiency. In addition, we are planning to enroll patients with LAL Deficiency in two additional open label clinical trials, one in a broader patient population, including children and adults, and another one targeting infants with rapidly progressive disease. We also have other product candidates, including SBC-103, that are in various stages of preclinical development and we have plans to, or may, initiate clinical studies with these candidates.

However, promising results in our preclinical studies or clinical trials may not be replicated in ongoing and future studies or trials, and final data analysis may differ from interim data analysis. Even if our ongoing and additional trials of sebelipase alfa are conducted and completed as planned, the results may not meet the primary or secondary endpoints, or otherwise not prove sufficient to obtain regulatory approval or result in a restricted product label that could negatively impact commercialization. Success in preclinical testing does not ensure success in clinical trials, and success in early stage clinical trials does not ensure success in later clinical trials. This can be due to a variety of reasons, including variations in patient populations, or the inability of certain patients to complete all assessments required by the clinical trial protocol, adjustments to clinical trial protocols or designs as compared to earlier testing or trials, variations in the data that could produce inconclusive or uninterpretable results, or the use of additional trial sites or investigators. Phase 3 clinical trials often fail to replicate encouraging results seen in preclinical studies and early clinical trials. In addition, clinical trial data are subject to differing interpretations, and regulatory agencies may not concur with our analysis of clinical trial data or its implications, which may result in delays in the regulatory approval process. Ongoing and future studies, including for new indications, may, for example, indicate safety concerns that regulatory authorities view as unacceptable. Final data analysis of our completed, ongoing and future clinical trials may fail to demonstrate that our product candidates are sufficiently safe and effective for pursued or new indications. Any such failure could cause us to abandon a product candidate, substantially delay development of other product candidates, or require substantial expenditures to conduct additional trials. Both preclinical and clinical data are often susceptible to varying interpretations that may delay, limit or prevent initiation of clinical studies, regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining regulatory approval of the affected product candidate and, consequently, our ability to commercialize that product candidate and potentially our other product candidates. Development and commercialization of therapies for rare diseases requires expenditure of significant funds with no assurance of success.

A regulatory authority may deny or delay approval of our product candidates, including sebelipase alfa, because it is not satisfied with the structure or conduct of our clinical trials or due to its assessment of the data we supply, or may determine to approve our product candidates for use in narrow patient populations.

A regulatory authority may not agree with the design or endpoints of our clinical trials. We sought advice from EMA for our sebelipase alfa development plan, including the ARISE clinical trial design and EMA was supportive of our plan in principle. We did not seek a special protocol assessment with the FDA and do not have agreement with the FDA regarding the design or primary endpoint utilized in the ARISE clinical trial. Accordingly, we believe that we will need to demonstrate efficacy based on a totality of evidence including success on multiple endpoints in our clinical studies to support a favorable risk-benefit profile and provide substantial evidence of efficacy of sebelipase alfa for the treatment of LAL Deficiency, including data from the ARISE clinical trial, the Phase 2/3 open-label trial in infants with LAL Deficiency, as well as from the natural history studies for LAL Deficiency. Based on FDA feedback, it will be essential to link the primary endpoint for the ARISE clinical trial, alanine aminotransferase (ALT) normalization, to other evidence of clinical benefit. We also will need to provide evidence to FDA demonstrating that ALT normalization, alone or in combination with other endpoints, is reasonably likely to predict clinical benefit. If we are unable to do so, even if we meet the pre-specified primary and secondary endpoints in the ARISE clinical trial, potential regulatory approval could be limited to a small subset of the total LAL Deficiency patient population, unless and until we successfully complete additional clinical trials, if ever. In addition, regulatory authorities may not believe that we have provided sufficient safety data or adequately demonstrated clinical benefit in the patient population studied in the clinical trial. Clinical data is subject to varied interpretations, and regulatory authorities may disagree with our assessments of data. In any such case, a regulatory authority could insist that we provide additional data or conduct additional clinical studies, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies. A positive opinion by the Committee for Medicinal Products for Human Use (CHMP) is required for EMA approval and requires agreement among a majority of CHMP members, each of whom may have differing opinions on the strength of the evidence we may provide.

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

Any regulatory approvals that we obtain for our product candidates will be subject to limitations on the approved indicated uses or patient population for which the product may be recommended for use or marketed, or to the conditions of approval, including a risk evaluation and mitigation strategy or post-marketing commitments, requirements, or follow-up measures. In addition, if the FDA, EMA or other regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, storage, adverse event reporting, dispensation, distribution, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements will include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration, as well as continued compliance with cGMPs, GCPs (good clinical practices), and GLPs. If we do not comply with the applicable regulations and requirements, the range of possible sanctions includes issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications, and enforcement actions, including injunctions and civil or criminal prosecution. The FDA and comparable international regulatory agencies can withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.

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

If we are not successful in building a medical affairs and sales and marketing infrastructure, we will have difficulty commercializing any future products, which would adversely affect our business and financial condition.

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

We and our third party suppliers are subject to ongoing periodic unannounced inspections by the FDA, corresponding state agencies or non-U.S. regulatory authorities to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. The cGMP requirements govern manufacturing, quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product candidate or product meets applicable specifications and other requirements. We and our contract manufacturers and testing laboratories must also pass pre-approval inspections prior to regulatory approvals. Failure to pass a pre-approval inspection might significantly delay regulatory approval of our product candidates. If we or our contract manufacturers or testing laboratories fail to comply with these requirements, we would be subject to possible regulatory action and might be limited in the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition, and results of operations might be materially harmed.

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

Our product candidates are biologics and are very difficult to manufacture. We employ multiple steps to attempt to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient material for clinical trials. Certain of the raw materials required in the manufacturing and the formulation of our product candidates are derived from biological sources, including egg white and human serum albumin. Such raw materials are difficult to procure and may be subject to contamination or recall. Also, some countries in which we may operate could restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, or restriction on the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt manufacturing or could result in a withdrawal of our product candidates.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, preclinical, clinical, regulatory, market launch and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific, preclinical and clinical studies, the submission of regulatory filings and eventual product launch.

From time to time, we may publicly announce the estimated timing of some of these milestones. All of these milestones will be based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. For example, clinical trials may be delayed due to factors such as regulatory agency approval, institutional review board approvals, qualification of clinical sites, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient enrollment. In most circumstances, we rely on academic institutions, major medical institutions, governmental research organizations (U.S. or internationally based), clinical research organizations or contract manufacturing organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We will have limited control over the timing and other aspects of these clinical trials.

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

In addition, the U.S. Patent and Trademark Office (USPTO) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.

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

If we fail to manage projected growth, our results and operations may be adversely affected.

With our growth and preparation for a potential commercial launch of sebelipase alfa for the treatment of LAL Deficiency and the continued progress of our preclinical-stage programs, we will be required to retain existing and add required new qualified and experienced personnel in the commercial, regulatory, manufacturing, quality, program management, clinical and medical areas over the next several years. Also, as our preclinical pipeline diversifies through internal discoveries, or the acquisition or in-licensing of new molecules, we will need to hire additional scientists to supplement our existing scientific expertise over the next several years.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of patients, our suppliers, and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

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

These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	federal false claims law, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Health Information Technology and Clinical Health (HITECH) Act, which prohibit executing a scheme to defraud healthcare programs; impose requirements relating to the privacy, security, and transmission of individually identifiable health information; and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the federal physician sunshine requirements under the health care reform laws requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•	state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security.

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

On November 2, 2011, we completed the merger transaction between Trimeris, Inc., a Delaware corporation (Trimeris), and Synageva BioPharma Corp., a privately held Delaware corporation (Private Syangeva), pursuant to which Private Synageva became a wholly-owned subsidiary of Trimeris and Trimeris changed its name to Synageva BioPharma Corp. (the Reverse Merger) which resulted in an “ownership change” of Trimeris. Trimeris previously experienced an “ownership change” in 2008. Accordingly, our ability to utilize Trimeris’ NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for us, which could have a material adverse effect on our business, financial condition

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if there is a change in ownership of Synageva, or if taxable income does not reach sufficient levels.

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

Item 5. Other Information.

In connection with the March equity offering, on May 1, 2014, the Company entered into an amendment (the Amendment) to the Amended and Restated Registration Rights Agreement dated April 1, 2009, between the Company and the investors signatory thereto, as amended through the date hereof. The Amendment eliminates the prohibition against the Company granting investors new information or registration rights.

Also related to the March equity offering, on May 1, 2014, the Company entered into a new Registration Rights Agreement (the Registration Rights Agreement) with certain investors, including our director, Thomas Tisch, and certain entities affiliated with our directors Felix Baker, Stephen Biggar and Thomas Tisch. The Registration Rights Agreement provides that, among other things, within 10 business days of signing the agreement, the Company will file a final prospectus to its existing registration statement covering the resale of the Registrable Securities (as defined therein) of each investor party thereto.

Item 6. Exhibits.

10.1	First Amendment to Lease, by and between the Company and The Trustees of Hayden Office Trust (the “Landlord”), which amends the Lease, by and between the Company and the Landlord, dated January 15, 2013.

10.2	Registration Rights Agreements, dated May 1, 2014, between the Company and the investors signatory to the agreement.

10.3	Amendment to Amended and Restated Information and Registration Rights Agreement, dated May 1, 2014, between the Company and the investors signatory to the agreement.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synageva BioPharma Corp.

Date: May 1, 2014	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2014	By:	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.1	First Amendment to Lease, by and between the Company and The Trustees of Hayden Office Trust (the “Landlord”), which amends the Lease, by and between the Company and the Landlord, dated January 15, 2013.

10.2	Registration Rights Agreements, dated May 1, 2014, between the Company and the investors who are signatories to the agreement.

10.3	Amendment to Amended and Restated Information and Registration Rights Agreement, dated May 1, 2014, between the Company and the investors who are signatories to the agreement.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document