Form 10-Q
period 2014-06-30
SYNAGEVA BIOPHARMA CORP
filed 2014-07-31
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of July 25, 2014 was 33,165,493.

SYNAGEVA BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$70,453	$62,137
Short-term investments	464,048	346,596
Accounts receivable	2,241	1,373
Prepaid expenses and other current assets	8,899	6,617

Total current assets	545,641	416,723
Property and equipment, net	30,369	17,213
Developed technology, net	2,565	3,491
Goodwill	8,535	8,535
Other assets	6,125	1,987

Total assets	$593,235	$447,949

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,620	$2,427
Accrued expenses	22,008	11,121
Deferred revenue	—	232
Other current liabilities	641	140

Total current liabilities	27,269	13,920
Other liabilities	5,352	3,828

Total liabilities	$32,621	$17,748

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 33,159 and 30,768 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	33	31
Additional paid-in capital	901,535	684,468
Accumulated other comprehensive loss	(51)	(59)
Accumulated deficit	(340,903)	(254,239)

Total stockholders’ equity	560,614	430,201

Total liabilities and stockholders’ equity	$593,235	$447,949

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Royalty revenue	$2,240	$2,944	$3,687	$4,649
Collaboration and license revenue	103	469	242	3,882

Total revenue	2,343	3,413	3,929	8,531

Costs and expenses:
Research and development	39,528	18,454	67,396	31,792
Selling, general and administrative	12,591	6,443	22,395	12,097
Amortization of developed technology	537	706	927	1,405

Total costs and expenses	52,656	25,603	90,718	45,294

Loss from operations	(50,313)	(22,190)	(86,789)	(36,763)

Interest income	98	83	173	172
Other expense, net	(9)	—	(14)	—

Loss before provision for income taxes	(50,224)	(22,107)	(86,630)	(36,591)
Provision for income taxes	16	—	34	—

Net loss	$(50,240)	$(22,107)	$(86,664)	$(36,591)

Basic and diluted net loss per share	$(1.52)	$(0.81)	$(2.69)	$(1.35)

Weighted average shares used in basic and diluted per share computations	33,057	27,280	32,210	27,055

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(50,240)	$(22,107)	$(86,664)	$(36,591)
Other comprehensive loss:
Fair market value adjustments of available for sale securities	(17)	(20)	34	(12)
Foreign currency translation adjustments	(21)	(7)	(26)	(9)

Total other comprehensive loss	(38)	(27)	8	(21)

Comprehensive loss	$(50,278)	$(22,134)	$(86,656)	$(36,612)

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net Loss	$(86,664)	$(36,591)
Adjustments:
Depreciation and amortization	3,150	2,658
Stock compensation expense	7,426	3,586
Amortization of premium on investments	1,640	1,317
Acquired in-process research and development	—	2,500
Changes in assets and liabilities:
Accounts receivable	(868)	(1,207)
Prepaid expenses, other current assets and other assets	(2,529)	(3,196)
Accounts payable	(27)	(133)
Accrued expenses, other current liabilities and other liabilities	8,514	1,150
Deferred revenue	(232)	(3,238)

Net cash used in operating activities	(69,590)	(33,154)

Cash flows from investing activities
Purchase of available for sale investments	(304,758)	(162,027)
Proceeds from sales and maturities available for sale investments	185,700	118,700
Purchase of equity method investment	(4,104)	—
Purchase of in-process research and development	—	(2,500)
Capital expenditures	(8,877)	(7,941)
Restricted cash	320	(2,868)

Net cash used in investing activities	(131,719)	(56,636)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	200,925	111,245
Proceeds from exercise of stock options	8,718	2,430

Net cash provided by financing activities	209,643	113,675

Effect of exchange rate on cash	(18)	(8)

Net increase in cash and equivalents	8,316	23,877
Cash and equivalents at the beginning of period	62,137	23,883

Cash and equivalents at the end of period	$70,453	$47,760

Capitalization of construction in progress related to facility lease obligation (Note 8)	2,133	—
Capital expenditures incurred but not yet paid	4,158	2,507

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (Synageva or the Company) is a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases. The Company’s most advanced pipeline programs are enzyme replacement therapies for lysosomal storage diseases (LSDs). The Company’s lead program, sebelipase alfa, is in global Phase 3 clinical trials for the treatment of infants, children and adults with lysosomal acid lipase deficiency (LAL Deficiency), a rare and devastating disease that causes significant morbidity and early mortality. On June 30, 2014, the Company reported positive top-line results from its global Phase 3 ARISE (Acid Lipase Replacement Investigating Safety and Efficacy) trial of sebelipase alfa in children and adults with LAL Deficiency (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information). In addition to sebelipase alfa, the Company has multiple other ongoing research programs at different stages of preclinical development, including SBC-103, another enzyme replacement therapy for an LSD known as mucopolysaccharidosis type IIIB (MPS IIIB) or Sanfilippo B. The Company’s pipeline programs include proteins targeting rare diseases at various stages of preclinical development. These diseases are characterized by significant morbidity and mortality and are selected based on scientific rationale, high unmet medical need, potential to impact disease course and strategic alignment with our corporate and commercial focus. The Company owns the worldwide commercial rights to these programs.

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

The Company has incurred losses since inception and at June 30, 2014, had an accumulated deficit of $340.9 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships, licensing or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new collaboration or license agreements. If the Company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some or all of its development programs, including some or all of its drug candidates.

Through June 30, 2014, the Company has funded its operations primarily from proceeds of the sale of stock, royalty income and collaboration agreements. On March 5, 2014, the Company announced the pricing of a $211.5 million underwritten public offering of 2.0 million shares of common stock at a price per share of $105.75. The Company received net proceeds of approximately $200.9 million from this offering. In addition to this financing, the Company received aggregate net proceeds of approximately $473.9 million from public equity offerings in fiscal 2013 and 2012.

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

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying disclosures. Although these estimates are based on the information reasonably available and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Synageva and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2014, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued an accounting standards update clarifying the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward when settlement of the liability for an unrecognized tax benefit in this manner is available. The update is effective prospectively for reporting periods beginning after December 15, 2013, and early adoption and retrospective adoption are permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

3.	Fair Value of Financial Instruments

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase of 90 days or less to be cash equivalents. At June 30, 2014 and December 31, 2013, substantially all cash equivalents were U.S. treasury bills and amounts held in money market accounts at commercial banks.

Investments

All of the Company’s investments were classified as available-for-sale at June 30, 2014 and December 31, 2013. The principal amounts of short-term investments are summarized in the tables below:

	Less Than 12 Months to Maturity
	Amortized Cost	Unrealized Gains	Unrealized Gains (Losses)	Fair Value
Balance at June 30, 2014:
U.S. Treasury securities	$464,035	$—	$13	$464,048

Total	$464,035	$—	$13	$464,048
Balance at December 31, 2013:
U.S. Treasury securities	$346,618	$—	$(22)	$346,596

Total	$346,618	$—	$(22)	$346,596

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	June 30, 2014	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$49,902	$49,902	$—	$—
US treasury securities	$6,502	$—	$6,502	$—
Marketable securities
US treasury securities	$464,048	$—	$464,048	$—

Total	$520,452	$49,902	$470,550	$—

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$27,899	$27,899	$—	$—
US treasury securities	$21,021	$—	$21,021	$—
Marketable securities
US treasury securities	$346,596	$—	$346,596	$—

Total	$395,516	$27,899	$367,617	$—

4.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets consist of the following:

	June 30, 2014	December 31, 2013
Prepaid clinical, manufacturing, and scientific costs	$4,925	$3,960
Interest receivable	1,130	859
Prepaid insurance	740	958
Other	2,104	840

	$8,899	$6,617

Other non-current assets consist of the following:

	June 30, 2014	December 31, 2013
Restricted cash	$2,151	$1,935
Equity method investment	3,891	—
Other	83	52

	$6,125	$1,987

Restricted cash relates to deposits associated with construction activities at our new Bogart, GA facility and a long-term letter of credit associated with our headquarters in Lexington, MA.

Strategic Investment

During the second quarter of 2014, Synageva made a strategic investment in a privately-held biotechnology company focused on the development of targeted treatments for liver diseases. Under the terms of the exclusive agreement, Synageva made an initial $5.0 million non-refundable payment, which in part will be used to fund preclinical development through proof of concept for an undisclosed initial program, and has the option to fund further preclinical development. Upon achievement of certain development milestones for the initial program, Synageva has the option to acquire the company for $28.5 million plus additional payments based on achievement of development, regulatory and revenue milestones.

Synageva determined that this investment represents a variable interest in a variable interest entity (VIE). Variable interests in VIEs are investments or other interests that absorb portions of a VIEs expected losses or receive portions of the entity’s expected returns. According to the accounting guidance, a variable interest holder must evaluate whether it is the VIE’s primary beneficiary, to determine whether consolidation accounting is required. Only one entity can be the primary beneficiary. The Company evaluated the applicable criteria and determined that, while it may be in a position to benefit most significantly from the investment, it does not have the power to direct the activities that most significantly impacts the economic performance of the VIE. The Company believes those powers reside with the management of the VIE. Therefore, the Company is not required to consolidate the VIE in its financial statements at this time. The consolidation assessment could change if significant changes to the relationship occur in the future, such as if the option to acquire is exercised. The Company next evaluated whether its involvement in the VIE provides it with “significant influence” over the investment, which is the determining factor to determine whether to account for the investment under the equity or cost methods. The Company’s ownership percentage at the onset of the arrangement was approximately 12%, which is below the 20% presumed percentage of significant influence. However, because of the continued involvement in reviewing the progress of the development program, the Company determined that it does have a significant level of influence, as defined by the accounting guidance.

The initial $5.0 million investment was comprised of a $1.5 million upfront cash payment and $3.5 million cash payment for Series A-1 Preferred Stock. In addition, the Company capitalized $0.6 million of direct costs associated with the investment. The $4.1 million equity method investment is being amortized based on the Company’s pro-rata share of the investment’s net income or net loss. The $1.5 million upfront cash payment is being expensed, as services are being performed, over the estimated development period, on a straight-line basis. As of June 30, 2014, the equity method investment totaled $3.9 million and is included in other assets in our accompanying consolidated balance sheets. The $3.9 million equity method investment represents the Company’s current maximum exposure to loss related to the VIE.

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Accrued compensation and benefits	$4,448	$3,244
Clinical, manufacturing and scientific costs	13,911	6,587
Professional fees	845	568
Accrued capital expenditures(1)	1,945	—
Other	859	722

	$22,008	$11,121

(1)	Total incurred but not yet paid capital expenditures totaled $4,158, as disclosed on the statement of cash flows. The remaining $2,213 of the total was included in our accounts payable balance as of June 30, 2014.

5.	Share Based Payments

The 2014 Equity Incentive Plan (2014 Plan) was approved by the Company’s stockholders at the Company’s annual meeting of stockholders, held June 4, 2014. The 2014 Plan replaced the Company’s 2005 Stock Plan as the equity compensation plan from which the Company may make equity based awards to employees, directors and consultants. The 2014 Plan provides for the issuance of up to 2.5 million shares of the Company’s common stock, plus up to 1.0 million of additional shares if those awards under the 2005 Stock Plan are cancelled or expire. Shares subject to outstanding awards under the 2005 Option Plan and 2014 Stock Plan totaled 2.2 million and 1.0 million, respectively, as of June 30, 2014. At June 30, 2014, there were 1.6 million shares remaining available for grant under the 2014 Plan.

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

A summary of stock option activity under all equity plans for the three months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,710	$34.05
Options granted	100	97.93
Options exercised	(202)	14.71
Options canceled or expired	(34)	46.61

Outstanding at March 31, 2014	2,574	$37.88
Options granted	971	80.35
Options exercised	(184)	30.22
Options canceled or expired	(55)	55.17

Outstanding at June 30, 2014	3,306	$50.48

The Company recognized stock-based compensation expense on all stock option awards for the three and six months ended June 30, 2014 and 2013, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and development	$1,841	$712	$3,308	$1,376
Selling, general and administrative	2,404	1,158	4,118	2,210

	$4,245	$1,870	$7,426	$3,586

6.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

	Unrealized Gains on Available for Sale Securities	Translation Adjustments	Total
Balance, as of December 31, 2013	$(22)	$(37)	$(59)
Other comprehensive loss before reclassifications	34	(26)	8
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive income (loss)	34	(26)	8

Balance, as of June 30, 2014	$12	$(63)	$(51)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(50,240)	$(22,107)	$(86,664)	$(36,591)
Denominator
Weighted average common shares
Denominator for basic calculation	33,057	27,280	32,210	27,055
Denominator for diluted calculation	33,057	27,280	32,210	27,055
Net loss per share:
Basic	$(1.52)	$(0.81)	$(2.69)	$(1.35)
Diluted	$(1.52)	$(0.81)	$(2.69)	$(1.35)

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

	June 30,
	2014	2013
Options to purchase common stock	3,306	2,829

8.	Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies and occupancy arrangements in the six months ended June 30, 2014, as compared to those disclosed in Note 12, “Commitments and Contingencies” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014, except as summarized below.

Occupancy Arrangements

Bogart, GA Manufacturing Facility Lease and Buildout

In October 2013, the Company entered into a lease agreement for two 35,000 square foot shell buildings on twelve acres in Bogart, Georgia. The construction of the shell buildings is being provided by the landlord and was completed late in the second quarter of 2014. In conjunction with the construction, the Company is outfitting the shell buildings to its specifications.

The landlord construction and tenant improvements are in accordance with the Company’s plans and include substantial outfitting of the building. The scope of the planned tenant improvements do not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company is the deemed owner of the buildings during the construction period. As construction progresses, the Company records the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. Based on the current terms of the lease, the Company expects to continue to be the deemed owner of the buildings upon completion of the construction period.

As of June 30, 2014, the Company has recorded total construction in process for the Bogart facility of $13.3 million, $3.8 million of which related to landlord funded construction.

Lexington, MA Headquarters

On February 20, 2014, the Company entered into a lease amendment to expand the currently leased corporate headquarters located at 33 Hayden Avenue, Lexington, Massachusetts by 29,316 rentable square feet. The Company began occupying the expanded space in June 2014 upon the completion of landlord building modifications. The total combined leased space, including the additional space, totals 80,872 square feet. The initial term of the amendment begins upon the Company occupying the additional space, through December 2019, concurrent with the original lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Many of these statements can be identified by the use of words such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements address, among other matters, our plans to submit the Phase 3 ARISE (Acid Lipase Replacement Investigating Safety and Efficacy) trial results for future publication, our plans and timing to submit sebelipase alfa for regulatory approval, the plans for additional clinical studies for sebelipase alfa, the timing for the initiation of clinical trial sites and dosing of the first patient for SBC-103 and our plans to advance additional programs into the clinic. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include inaccurate assumptions and a broad variety of risks and uncertainties some of which are known, including, unanticipated delays in our submission timelines, risk that the outcomes of our clinical trials may not support registration or further development of our product candidates due to safety, efficacy or other reasons, the content and timing of decisions by the U.S. Food and Drug Administration (FDA) and other regulatory authorities, and the risks discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

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

Sebelipase Alfa for LAL Deficiency

LAL Deficiency is a rare autosomal recessive LSD caused by a marked decrease in LAL enzyme activity. LAL Deficiency presenting in children and adults, historically called Cholesteryl Ester Storage Disease, is an underappreciated cause of cirrhosis and accelerated atherosclerosis. These complications are due to the buildup of fatty material in the liver, blood vessel walls and other tissues as a result of the decreased LAL enzyme activity. Infants presenting with LAL Deficiency, historically called Wolman disease, show very rapid progression, with death usually in the first six months of life. Affected infants develop growth failure, severe liver complications and malabsorption.

Sebelipase alfa is a recombinant form of the human LAL enzyme being developed by us as an enzyme replacement therapy for LAL Deficiency. We are evaluating sebelipase alfa in global Phase 3 clinical trials in infants, children and adults with LAL Deficiency. Sebelipase alfa has been granted orphan designation by the FDA, the European Medicines Agency (EMA), and the Japanese Ministry of Health, Labour and Welfare. Additionally, sebelipase alfa received fast track designation by the FDA, and Breakthrough Therapy designation by the FDA for LAL Deficiency presenting in infants.

Top-Line Results from Phase 3 Study of Sebelipase Alfa in Children and Adults with LAL Deficiency

On June 30, 2014, we announced that the global, randomized, double-blind, placebo-controlled Phase 3 ARISE trial of sebelipase alfa in 66 children and adults with LAL Deficiency met the primary endpoint of normalization of alanine aminotransferase (ALT), a marker of liver injury (p=0.027). In addition, sebelipase alfa demonstrated statistically significant improvement in multiple other disease-related abnormalities as measured by a number of secondary endpoints.

LAL Deficiency patients enrolled in the trial presented with multiple clinically important abnormalities at baseline. Fibrosis and/or cirrhosis was documented in 100% (32/32) of patients who had baseline biopsies even though the median age of patients enrolled in the trial was only 13 years old. Dyslipidemia was common at baseline, with a median low-density lipoprotein (LDL) cholesterol of 204 mg/dl (which is in the very high category of >190 mg/dl), and an abnormally low median high-density lipoprotein (HDL) cholesterol of 32.5 mg/dl.

Impact on Dyslipidemia. In addition to demonstrating a statistically significant improvement in ALT normalization, sebelipase alfa improved dyslipidemia with statistically significant reductions in LDL cholesterol (p<0.001), non-HDL cholesterol (p<0.001) and triglycerides (p=0.038), as well as a statistically significant increase in HDL cholesterol (p<0.001), all compared with placebo from baseline to the completion of the double-blind treatment period of 20 weeks.

Impact on Other Liver Abnormalities. Statistically significant improvements were also seen in AST normalization (p<0.001) and in liver fat fraction as assessed by multi-echo gradient echo (MEGE) magnetic resonance imaging (MRI) (p<0.001). Paired liver biopsies at baseline and at 20 weeks were available in 26/66 patients. Of these, 63% of patients treated with sebelipase alfa (10/16) had improvement in hepatic steatosis compared to 40% of patients on placebo (4/10). This difference did not reach statistical significance. The hierarchical fixed-sequence testing statistical methodology did not allow for a formal assessment of the remaining secondary endpoint, but decreased liver volume as assessed by MRI was observed with sebelipase alfa compared with placebo.

Sebelipase Alfa Safety Overview. The sebelipase alfa and placebo arms had a similar number of patients with reported adverse events during the double-blind treatment period. Most adverse events were mild in nature and considered unrelated to sebelipase alfa. The adverse events occurring in three or more sebelipase alfa treated patients, and which occurred more commonly in treated than placebo patients, were headache (28% versus 20%), pyrexia or body temperature increased (25% versus 23%), oropharyngeal pain (17% versus 3%), nasopharyngitis (11% versus 10%), abdominal pain (8% versus 3%), constipation (8% versus 3%), nausea (8% versus 7%) and asthenia (8% versus 3%). One patient discontinued from the double-blind portion of the clinical trial. This patient experienced a serious adverse event described as an atypical infusion related reaction following treatment with sebelipase alfa. Four patients in the placebo arm and two patients in the sebelipase alfa arm experienced infusion associated reactions during the double-blind portion of the study.

Clinical Trial Design. The ARISE trial enrolled 66 children and adults with LAL Deficiency. Patients enrolled in the trial were randomized on a one-to-one basis to every other week infusions of sebelipase alfa (1 mg/kg) or placebo for the double-blind treatment period of 20 weeks. Details of the Phase 3 ARISE trial will be submitted to a future medical conference and for publication.

Together with safety and efficacy data from the Phase 2/3 study in infants with rapidly progressive LAL Deficiency, in which six of the nine infants enrolled met the primary endpoint of survival to 12 months of age, data from this Phase 3 study in children and adults will be used to support global submissions for product registration. We plan to complete submission of a Biologic License Application (BLA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for sebelipase alfa for the treatment of LAL Deficiency by the end of the first quarter of 2015.

We continue to progress additional clinical trials to expand the clinical experience with sebelipase alfa in LAL Deficiency. The data from these trials are not required for the planned regulatory submissions for sebelipase alfa for LAL Deficiency. Eligible patients may include those who were not able to enroll into one of the previously completed studies based on completion of enrollment, age, disease presentation, previous treatment by hematopoietic stem cell or liver transplantation, or disease characteristics that would have precluded participation in a placebo-controlled study.

Study LAL-CL06 is an open-label trial to assess the safety of sebelipase alfa in a broad LAL Deficiency patient population. Infants (greater than eight months of age), children and adults with LAL Deficiency with evidence of advanced liver disease or disease recurrence in patients with past liver or hematopoietic transplant, among other disease manifestations can be included in this study. Clinical trial site initiation began in April 2014 with the first of the patients dosed in July 2014.

Study LAL-CL08 is an open-label trial to expand the clinical experience with sebelipase alfa in additional infants. The first of these patients was initially dosed under compassionate use in April 2014 and subsequently entered into this study in June 2014.

Additional studies may be initiated in order to further evaluate safety and efficacy and additional patients may also receive treatment under expanded access or compassionate use mechanisms unless or until we receive marketing approval of sebelipase alfa.

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

SBC-103 is a recombinant form of the human NAGLU enzyme which we are developing as an enzyme replacement therapy for MPS IIIB. SBC-103 has been granted orphan designation by the FDA and the EMA. We plan to initiate clinical trial sites later this year and dose the first patient with intravenous administration of SBC-103 in a Phase 1/2 study in patients with mucopolysaccharidosis IIIB (MPS IIIB) by late 2014 or early 2015. This is based upon longer-term preclinical toxicology data expected during the second half of 2014 that could support a longer Phase 1/2 clinical trial than originally planned.

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

Additional Pipeline Programs

We continue to plan to advance two additional programs into clinical trials by the end of 2016. Our pipeline programs include proteins targeting rare diseases at various stages of preclinical development. These diseases are characterized by significant morbidity and mortality and are selected based on scientific rationale, high unmet medical need, potential to impact disease course and strategic alignment with our corporate and commercial focus. We own the worldwide commercial rights to these programs.

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

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Revenues

The following tables present total revenue for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change

Royalty revenue	$2,240	$2,944	$(704)	(24	) %
Collaboration and license revenue	103	469	(366)	(78)

Total revenue	$2,343	$3,413	$(1,070)	(31)%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change

Royalty revenue	$3,687	$4,649	$(962)	(21	) %
Collaboration and license revenue	242	3,882	(3,640)	(94)%

Total revenue	$3,929	$8,531	$(4,602)	(54)%

Total revenue decreased by approximately $1.1 million and $4.6 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods of the prior year. The decrease related to lower collaboration license and royalty revenues. In the prior year, collaboration and license revenue was driven by the first and second Mitsubishi Tanabe programs. These collaboration programs were completed in the fourth quarter of 2013 and as a result, collaboration and licensing revenue was lower for the three and six months ended June 30, 2014. In addition, royalty revenue decreased $0.7 million and $1.0 million, respectively, from the comparable prior year periods. Royalty payments were lower as a result of a general decrease in sales of FUZEON as compared to the prior year.

We expect license and collaboration revenue to continue to decrease in 2014 due to the completion of the Mitsubishi Tanabe programs in 2013. In addition, we estimate that royalty revenue in 2014 will be lower than 2013. FUZEON royalty revenues are unpredictable, as we are not marketing the product and inconsistent sales in certain regions can cause period to period variability.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$6,228	$4,171	$2,057	49%
Clinical trials and manufacturing	22,473	7,254	15,219	210
In-process research and development	—	2,500	(2,500)	—
Development and other external services	5,830	1,856	3,974	214
Facilities related and other	3,156	1,961	1,195	61
Stock-based compensation expense	1,841	712	1,129	159

Total research and development expense	$39,528	$18,454	$21,074	114%

Research and development expense increased by approximately $21.1 million, or 114%, to $39.5 million for the three months ended June 30, 2014 as compared to $18.5 million for the prior year. The increase in total research and development expense is due to increased clinical trial costs, external manufacturing fees, toxicology studies and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was higher facilities and other expenses of $1.2 million. Higher facilities expenses primarily relate to increased depreciation expense related to manufacturing and lab facilities fixed asset additions, as well as higher costs to operate our facilities. For the three months ended June 30, 2014, research and development expense includes $1.8 million of stock-based compensation expense, compared to $0.7 million in the prior year.

Research and development expenses for the six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$11,804	$7,909	$3,895	49%
Clinical trials and manufacturing	36,542	13,264	23,278	176
In-process research and development	—	2,500	(2,500)	—
Development and other external services	9,947	3,091	6,856	222
Facilities related and other	5,795	3,652	2,143	59
Stock-based compensation expense	3,308	1,376	1,932	140

Total research and development expense	$67,396	$31,792	$35,604	112%

Research and development expense increased by approximately $35.6 million, or 112%, to $67.4 million for the six months ended June 30, 2014 as compared to $31.8 million for the six months ended June 30, 2013. The increase in total research and development expense is due to increased clinical trial costs, external manufacturing fees, toxicology studies and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was higher facilities and other expenses of $2.1 million. Higher facilities expenses primarily relate to increased depreciation expense related to manufacturing and lab facilities fixed asset additions, as well as higher costs to operate our facilities. For the six months ended June 30, 2014, research and development expense includes $3.3 million of stock-based compensation expense, compared to $1.4 million in the prior year.

We expect research and development expense to continue to increase as our clinical, manufacturing, and regulatory development activities for sebelipase alfa, SBC-103 and our other pipeline programs continue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$5,053	$2,665	$2,388	90%
External and professional services	4,650	2,471	2,179	88
Facilities related and other	484	149	335	225
Stock-based compensation expense	2,404	1,158	1,246	108

Total selling, general and administrative expense	$12,591	$6,443	$6,148	95%

Selling, general and administrative expense increased by approximately $6.1 million to $12.6 million for the three months ended June 30, 2014 as compared to $6.4 million for the comparable prior year period. The increase was primarily due to higher compensation-related expenses and external service costs. Compensation related costs, including stock-based compensation, increased $3.6 million as we continued to expand our resources to support our international organization and commercial preparations. External service costs contributed $2.2 million to the period-over-period increase in expense and were primarily due to increased consulting, accounting, patent and external commercial related costs.

Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$8,815	$5,143	$3,672	71%
External services	8,544	4,481	4,063	91
Facilities related and other	918	263	655	249
Stock-based compensation expense	4,118	2,210	1,908	86

Total selling, general and administrative expense	$22,395	$12,097	$10,298	85%

Selling, general and administrative expense increased by approximately $10.3 million to $22.4 million for the six months ended June 30, 2014 as compared to $12.1 million for the comparable prior year period. The increase was primarily due to higher compensation-related expenses and external service costs. Compensation related costs, including stock-based compensation, increased $5.6 million as we continued to expand our resources to support our international organization and commercial preparations. External service costs contributed $4.1 million to the period-over-period increase in expense and were primarily due to increased consulting, accounting, patent and external commercial related costs. We expect selling, general and administrative expense to continue to increase as we continue commercial preparations and support expanded research operations.

Amortization of Developed Technology

Costs recognized for the amortization of developed technology for the three and six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Amortization of developed technology	537	706	(169)	(24)%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Amortization of developed technology	927	1,405	(478)	(34)%

Amortization of developed technology decreased $0.2 million and $0.5 million, for the three and six months ended June 30, 2014, respectively, as compared to the same periods of the prior year. Amortization of developed technology is computed using an accelerated method based on the undiscounted actual cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows from the asset. In conjunction with expected cash flows, our amortization model assumed a larger proportion of expense in the periods immediately following the acquisition of the FUZEON royalty stream, thus the period-over-period decrease.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily from the proceeds of the sale of stock, and to a lesser extent, license and royalty fees, upfront cash payments and research and development funding from collaborators, government grants and licensors. We intend to use our cash, cash equivalents and investments for general corporate purposes, which may include expanding our infrastructure to benefit sebelipase alfa and our platform, commercial preparations, supporting our pre-clinical and clinical studies, supporting the advancement of SBC-103, accelerating our early-stage programs, leveraging our platform technology to initiate multiple new pipeline programs and acquiring new technologies or businesses that are complementary to our current technologies and business focus.

On March 5, 2014, the Company announced the pricing of a $211.5 million underwritten public offering of 2.0 million shares of common stock at a price per share of $105.75. The Company received net proceeds of approximately $200.9 million from this offering. In addition to this financing, the Company received aggregate net proceeds of approximately $473.9 million from public equity offerings in fiscal 2013 and 2012.

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

As of June 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $534.5 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of U.S. treasury bills and amounts held in money market funds.

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

Net cash used in operating activities was $69.6 million for the six months ended June 30, 2014, and was primarily the result of a net loss of $86.7 million, the drivers of which are discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the six months ended June 30, 2014. Non-cash items include depreciation and amortization of $3.2 million, stock-based compensation of $7.4 million, and the amortization of premium on available for sale investments of $1.6 million. Changes in operating assets and liabilities resulted in a net source of cash of $4.9 million, primarily the result of increased accrued expenses and other liabilities of $8.5 million. Increased accounts receivable and prepaid expenses, other current assets, and other assets resulted in a net use of cash of $3.4 million, which partially offset the cash impact of accrual increases in the six month period. The increases in prepaid and other assets, as well as accrued expenses and other liabilities were primarily driven by clinical, toxicology and manufacturing activities, the details of which are disclosed in further detail in Note 4, “Supplemental Balance Sheet Information.”

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

We expect to continue to use cash in operations as we continue to seek to advance our pipeline programs through preclinical testing and clinical development. In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Net cash used in investing activities totaled $131.7 million for the six months ended June 30, 2014, and was primarily a result of the purchase of available-for-sale investments of $304.8 million, partially offset by cash received from the maturity of available for sale investments totaling $185.7 million. Cash flows used for investing activities includes $4.1 million related to our purchase of an equity method investment, the details of which are disclosed in further detail in Note 4, “Supplemental

Balance Sheet Information.” Cash flows used for investing activities also includes $8.9 million for capital expenditures, partially offset by a change in restricted cash related to security deposits on properties of $0.3 million. Capital expenditures primarily relate to leasehold improvements at our production, lab and office locations. Cash used for capital expenditures in the statement of cash flows does not include $2.1 million for amounts that were incurred by our landlord related to the construction of our new Bogart, GA manufacturing facility, where we have been deemed the “accounting owner” based on the applicable lease accounting guidance and $4.1 million for capital expenditures that were accrued but not yet paid. We anticipate cash spent on capital expenditures will continue to increase as we expand and improve our internal production and development facilities.

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

Financing activities provided cash of approximately $209.7 million in the six months ended June 30, 2014, resulting from net cash received from a secondary offering of $200.9 million and proceeds from the exercise of stock options of $8.7 million.

Financing activities provided cash of approximately $113.7 million in the first half of fiscal 2013, resulting from net cash received in secondary offerings of $111.1 million, net cash from issuance of stock in conjunction with our Employee Stock Purchase Plan of $0.2 million and proceeds from the exercise of stock options of $2.4 million.

Funding Requirements

We have incurred significant losses since our inception. As June 30, 2014, we had an accumulated deficit of approximately $340.9 million. Our cash and cash equivalents and investments balance at June 30, 2014 totaled $534.5 million. We expect to use our existing cash and cash equivalents and investments to continue our research and development programs and commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for sebelipase alfa, SBC-103 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative and commercial costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations to at least the second half of 2016.

Our ability to finance our operations into the future and to generate revenues will depend heavily on our ability to obtain regulatory approval for sebelipase alfa and to continue to successfully clinically develop, manufacture and commercialize sebelipase alfa. We expect that our sources of cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON and additional collaboration revenues, if any. Net sales of FUZEON by Roche are generally expected to continue to decline in the future.

We may not be able to successfully enter into any new collaborations or licenses. As a result, we cannot assure that we will attain any further funding from collaborations or licensing arrangements.

There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are beyond our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of contingent milestone payments, if any, from future investments, acquisitions, or license agreements, as applicable;

•	the timing and amount of payments due to licensors of patent rights and technology used in our drug candidates; and

•	unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including costs related to litigation and contested proceedings, and technology license fees.

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

Contractual Obligations and Requirements

As of June 30, 2014, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, contractual purchase obligations and to a lesser extent, minimum contractual payments on licensed technology.

Headquarters Lease

On February 20, 2014, we entered into a lease amendment to expand our corporate headquarters located at 33 Hayden Avenue, Lexington, Massachusetts by 29,316 rentable square feet. We began occupying the expanded space in June 2014 upon the completion of landlord building modifications. The total combined leased space, including the additional space, totals 80,872 square feet. The initial term of the amendment begins upon the Company occupying the additional space, through December 2019, concurrent with the original lease.

There have been no other significant changes to our contractual obligations and requirements during the six months ended June 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the six months ended June 30, 2014 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the Exchange Act), Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions.

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business prospects are largely dependent upon the successful development and commercialization of sebelipase alfa. We have announced top-line results from our global ARISE clinical trial, a randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency. We have also completed enrollment in our Phase 2/3 trial in infants with LAL Deficiency. We are enrolling patients in two additional open label clinical trials in patients with LAL Deficiency, one in a broader patient population with LAL Deficiency, including children and adults, and another targeting infants with the rapidly progressive disease. In addition, we may initiate other clinical trials. Before we can commercialize product candidates, including sebelipase alfa, we need to:

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

We have neither obtained marketing approval nor commercialized any of our current product candidates and do not know if or when we will receive marketing approval or generate revenue from the direct sale of an approved product, including sebelipase alfa. We have only limited clinical experience from our sebelipase alfa studies even though we have completed enrollment in the ARISE trial and the Phase 2/3 open-label trial in infants with LAL Deficiency. We are enrolling patients in two other open label clinical trials, one targeting infants with the LAL Deficiency and another for a broader patient population with LAL Deficiency, including children and adults, and may initiate additional clinical trials. We are also conducting preclinical studies with other product candidates, including SBC-103, for various other indications. Our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these indications. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval, including because we may be unsuccessful in convincing regulatory authorities of the adequacy of the design of our trials or the sufficiency of the data generated from our clinical and other studies. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead programs, or might be significantly delayed in doing so, which will materially harm our business.

If our preclinical or clinical studies do not produce positive results or are delayed or if serious side effects are identified during drug development, we may experience delays, incur additional costs and ultimately be unable to commercialize our product candidates.

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

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide or regulators may require us, to conduct additional preclinical testing prior to initiating clinical trials, or to suspend ongoing studies;

•	we may decide, or regulators may require us, to change the design of clinical trials in ways that may slow their progress, delay the initiation of clinical trials, or we may abandon projects that we expect to be promising;

•	a regulatory authority or institutional review board may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to these authorities or to institutional review boards or ethics committees for re-review due to changes in the regulatory environment;

•	the number of patients required for clinical trials may be larger than we anticipate or are able to enroll, or participants may drop out of, or not qualify for, clinical trials at a higher rate than we anticipate;

•	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner or at all;

•	we might have to suspend or terminate one or more of our clinical trials if we, a regulatory authority or an institutional review board or ethics committee determine that the participants are being exposed to unacceptable health risks;

•	a regulatory authority or institutional review board or ethics committee may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	a regulatory authority may require that we conduct additional clinical research to provide additional information regarding the efficacy or safety of sebelipase alfa;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective contract manufacturing organizations;

•	we may not be able to reach agreements on acceptable terms with prospective clinical research organizations;

•	if approved, we may not be able to reach agreements on acceptable terms with commercial distributors; or

•	the effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics.

We may obtain approval for indications that are not as broad as intended or entirely different than those indications for which we sought approval. For example, even though we met the pre-specified primary and six secondary endpoints in the ARISE clinical trial for children and adults, potential regulatory approval could be limited to the treatment of LAL Deficiency only in infants, and that would represent a small portion of the total LAL Deficiency patient population. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate or are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Although we have completed enrollment in our ARISE clinical trial and our Phase 2/3 trial in infants with LAL Deficiency, we are enrolling patients in two additional open label clinical trials in patients with LAL Deficiency, one in a broader patient population, including children and adults, and another one targeting infants with the rapidly progressive disease. Potential patients for our product candidates, including sebelipase alfa, may not be adequately diagnosed or identified with the diseases being targeted by our product candidates. Sebelipase alfa is being developed to treat LAL Deficiency, which is very rare. Studies by investigators who screened various populations for a common mutation that causes LAL Deficiency indicate a prevalence range of 1:40,000 to 1:300,000 for LAL Deficiency in children and adults. There is no prevalent population for infants with LAL Deficiency, since these infants almost never survive beyond the first year of life. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

The results of our clinical trials may not prove sufficient to obtain regulatory approval of our product candidates, and subsequent trials may fail to replicate promising data seen in earlier preclinical studies and clinical trials.

The data presented from our clinical trials with sebelipase alfa in infants and adults with LAL Deficiency are consistent with preclinical findings and the known mechanism of action for LAL. We have announced top line results from our ARISE clinical trial and have completed enrollment in our Phase 2/3 trial in infants with LAL Deficiency. In addition, we are enrolling patients with LAL Deficiency in two additional open label clinical trials, one in a broader patient population, including children and adults, and another one targeting infants with rapidly progressive disease. We also have other product candidates, including SBC-103, that are in various stages of preclinical development and we have plans to, or may, initiate clinical studies with these candidates.

Promising results in our preclinical studies or clinical trials may not be replicated in ongoing and future studies or trials, and final data analysis may differ from interim data analysis. Even though we have reported positive top-line results from our ARISE clinical trial, and even if our other clinical trials of sebelipase alfa are conducted and completed as planned, the results may not prove sufficient to obtain regulatory approval or result in a restricted product label that could negatively impact commercialization. Success in preclinical testing does not ensure success in clinical trials, and success in early stage clinical trials does not ensure success in later clinical trials. This can be due to a variety of reasons, including variations in patient populations, or the inability of certain patients to complete all assessments required by the clinical trial protocol, adjustments to clinical trial protocols or designs as compared to earlier testing or trials, variations in the data that could produce inconclusive or uninterpretable results, or the use of additional trial sites or investigators. Clinical trial data are subject to differing interpretations, and regulatory agencies may not concur with our analysis of clinical trial data or its implications, which may result in delays in the regulatory approval process. Ongoing and future studies, including for new indications, may, for example, indicate safety concerns that regulatory authorities view as unacceptable. Final data analysis of our completed, ongoing and future clinical trials may fail to demonstrate that our product candidates are sufficiently safe and effective for pursued or new indications. Any such failure could cause us to abandon a product candidate, substantially delay development of other product candidates, or require substantial expenditures to conduct additional trials. Both preclinical and clinical data are often susceptible to varying interpretations that may delay, limit or prevent initiation of clinical studies, regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining regulatory approval of the affected product candidate and, consequently, our ability to commercialize that product candidate and potentially our other product candidates. Development and commercialization of therapies for rare diseases requires expenditure of significant funds with no assurance of success.

A regulatory authority may deny or delay approval of our product candidates, including sebelipase alfa, because it is not satisfied with the structure or conduct of our clinical trials or due to its assessment of the data we supply, or may determine to approve our product candidates for use in narrow patient populations.

A regulatory authority may not agree with the design or endpoints of our clinical trials. We sought advice from EMA for our sebelipase alfa development plan, including the ARISE clinical trial design and EMA was supportive of our plan in principle. We did not seek a special protocol assessment with the FDA and do not have agreement with the FDA regarding the design or primary endpoint utilized in the ARISE clinical trial. Accordingly, we believe that we will need to demonstrate efficacy based on a totality of evidence including success on multiple endpoints in our clinical studies to support a favorable risk-benefit profile and provide substantial evidence of efficacy of sebelipase alfa for the treatment of LAL Deficiency, including data from the ARISE clinical trial, the Phase 2/3 open-label trial in infants with LAL Deficiency, as well as from the natural history studies for LAL Deficiency. Based on FDA feedback, it will be essential to link the primary endpoint for the ARISE clinical trial, alanine aminotransferase (ALT) normalization, to other evidence of clinical benefit. We also will need to provide evidence to FDA demonstrating that ALT normalization, alone or in combination with other endpoints, is reasonably likely to predict clinical benefit. If we are unable to do so, even though we met the pre-specified primary endpoint and six secondary endpoints in the ARISE clinical trial, potential regulatory approval could be limited to a small subset of the total LAL Deficiency patient population, unless and until we successfully complete additional clinical trials, if ever. In addition, regulatory authorities may not believe that we have provided sufficient safety data or adequately demonstrated clinical benefit in the patient population studied in the clinical trial. Clinical data is subject to varied interpretations, and regulatory authorities may disagree with our assessments of data. In any such case, a regulatory authority could insist that we provide additional data or conduct additional clinical studies, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies. A positive opinion by the Committee for Medicinal Products for Human Use (CHMP) is required for EMA approval and requires agreement among a majority of CHMP members, each of whom may have differing opinions on the strength of the evidence we may provide.

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

We currently have limited internal capabilities for the commercialization of any product candidates that may be approved. In order to commercialize a product if approved, we must develop our internal sales, marketing, contracting, distribution and reimbursement capabilities. We will need to commit significant time and financial and managerial resources to develop a medical affairs team, a marketing and sales force with technical expertise, and sufficient distribution capabilities.

Factors that may inhibit our efforts to develop our commercialization capabilities include:

•	our inability to recruit and retain adequate numbers of effective medical and commercial personnel or manage a potential substantial increase in our number of full-time employees in a short period;

•	our inability to train sales personnel, who may have limited experience with us or our future products, to deliver a consistent message regarding the underlying disease and be effective (after regulatory approval) in convincing physicians to prescribe our future products;

•	our inability to equip medical and sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable rare diseases and our future products; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

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

We may spend substantial resources to hire additional employees or pursue acquisitions of new technologies or businesses that we would expect to be complementary to our current technologies or business focus through mergers, acquisitions, licensing arrangements or other contractual arrangements with third parties. Acquisitions of technologies, companies or product rights involve numerous risks, including potential difficulties in the integration of acquired operations such as retaining key employees of an acquired business, integrating research and development programs, not meeting financial objectives, increased costs, undisclosed liabilities not covered by insurance or terms of acquisition, and diversion of management’s attention and resources in connection with an acquisition. We cannot ensure that we will be successful in identifying, executing, and integrating acquisitions in the future.

Our operations are subject to the economic, political, legal and business conditions in the countries in which we do business, and our failure to operate successfully or adapt to changes in these conditions could cause our operations to be limited or disrupted.

We have expanded our operations outside of the United States and expect to continue to do so in the future. Our current operations in foreign countries subject us to certain risks that could cause our operations to be limited or disrupted, including volatility in international economies, inflation, political instability, difficulties enforcing contractual and intellectual property rights, changes in laws, regulations or enforcement practices with respect to our business, compliance with tax, privacy, employment and labor laws, costs and difficulties in recruiting and retaining qualified managers and employees to manage and operate the business in local jurisdictions and costs and difficulties in managing and monitoring international operations.

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

If we obtain FDA approval for any of our product candidates and commercialize those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. The laws and regulations concerning promotion and marketing of drug products may impact, among other things, our proposed sales, marketing, and disease education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not necessarily limited to:

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

Similar strict restrictions are imposed on the promotion and marketing of drug products in the EU and other countries. Violations of the rules governing the promotion of drug products in the EU could be penalized by administrative measures, fines and imprisonment. In addition, many countries have strict data privacy laws and violators could be subject to administrative measures and fines.

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

Laws, including those governing promotion, marketing and anti-kickback provisions, industry regulations and professional codes of conduct are often strictly enforced. Increasing regulatory scrutiny of the promotional activities of pharmaceutical companies has been observed in the U.S. and a number of EU member states. We are also subject to the FCPA, the U.K. Bribery Act, and other anti-corruption laws and regulations pertaining to our efforts in this area. For example, the Bribery Act in the United Kingdom entered into force in July 2011 applies to any company incorporated in or “carrying on business” in the United Kingdom, regardless of the country in which the alleged bribery activity occurs and even if the inappropriate activity is undertaken by our international distribution partners.

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

Federal and state income tax laws impose restrictions on the utilization of net operating loss (NOL) and tax credit carryforwards in the event that an “ownership change” occurs for tax purposes, as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change occurs when stockholders owning 5% or more of a “loss corporation” (a corporation entitled to use NOL or other loss carryforwards) have increased their aggregate ownership of stock in such corporation by more than 50 percentage points during any three-year period. If an “ownership change” occurs, Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOLs of the loss corporation experiencing the ownership change. The annual limitation is calculated by multiplying the loss corporation’s value immediately before the ownership change by the greater of the long-term tax-exempt rate determined by the IRS in the month of the ownership change or the two preceding months. This annual limitation may be adjusted to reflect any unused annual limitation for prior years and certain recognized built-in gains and losses for the year. Section 383 of the Code also imposes a limitation on the amount of tax liability in any post-ownership change year that can be reduced by the loss corporation’s pre-ownership change tax credit carryforwards.

On November 2, 2011, we completed a merger transaction between Trimeris, Inc., a Delaware corporation (Trimeris), and Synageva BioPharma Corp., a privately held Delaware corporation (Private Synageva), pursuant to which Private Synageva became a wholly-owned subsidiary of Trimeris and Trimeris changed its name to Synageva BioPharma Corp. (the Reverse Merger) which resulted in an “ownership change” of Trimeris. Trimeris previously experienced an “ownership change” in 2008. Accordingly, our ability to utilize Trimeris’ NOL and tax credit carryforwards may be substantially limited. These limitations could, in turn, result in increased future tax payments for us, which could have a material adverse effect on our business, financial condition

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if there is a change in ownership of Synageva, or if taxable income does not reach sufficient levels.

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

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including the following factors:

•	announcements of preclinical, clinical or regulatory developments or technological innovations by us or our competitors;

•	changes in our relationship with our licensors and other strategic partners;

•	our quarterly operating results;

•	declines in sales of FUZEON;

•	developments in patent or other technology ownership rights;

•	public concern regarding the safety of our products;

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stock holders;

•	government regulation of drug pricing; and

•	general changes in the economy, the financial markets or the pharmaceutical or biotechnology industries.

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

Synageva BioPharma Corp.

Date: July 31, 2014	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2014	By:	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document