Form 10-Q
period 2014-09-30
SYNAGEVA BIOPHARMA CORP
filed 2014-10-30
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2014 was 33,218,438.

SYNAGEVA BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$76,537	$62,137
Short-term investments	411,845	346,596
Accounts receivable	1,362	1,373
Prepaid expenses and other current assets	10,382	6,617

Total current assets	500,126	416,723
Property and equipment, net	31,324	17,213
Developed technology, net	2,247	3,491
Goodwill	8,535	8,535
Other assets	5,974	1,987

Total assets	$548,206	$447,949

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,008	$2,427
Accrued expenses	19,434	11,121
Deferred revenue	—	232
Other current liabilities	660	140

Total current liabilities	23,102	13,920
Other liabilities	5,464	3,828

Total liabilities	$28,566	$17,748

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 33,197 and 30,768 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	33	31
Additional paid-in capital	908,902	684,468
Accumulated other comprehensive loss	(73)	(59)
Accumulated deficit	(389,222)	(254,239)

Total stockholders’ equity	519,640	430,201

Total liabilities and stockholders’ equity	$548,206	$447,949

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue:
Royalty revenue	$1,326	$1,054	$5,013	$5,703
Collaboration and license revenue	—	315	242	4,197

Total revenue	1,326	1,369	5,255	9,900

Costs and expenses:
Research and development	34,605	22,676	102,001	54,468
Selling, general and administrative	14,441	6,597	36,836	18,694
Amortization of developed technology	318	292	1,245	1,697

Total costs and expenses	49,364	29,565	140,082	74,859

Loss from operations	(48,038)	(28,196)	(134,827)	(64,959)

Interest income, net	47	73	220	245
Other expense, net	(312)	—	(326)	—

Loss before provision for income taxes	(48,303)	(28,123)	(134,933)	(64,714)
Provision for income taxes	16	—	50	—

Net loss	$(48,319)	$(28,123)	$(134,983)	$(64,714)

Basic and diluted net loss per share	$(1.46)	$(1.02)	$(4.15)	$(2.38)

Weighted average shares used in basic and diluted per share computations	33,173	27,491	32,536	27,190

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(48,319)	$(28,123)	$(134,983)	$(64,714)
Other comprehensive loss:
Fair market value adjustments of available for sale securities	28	49	62	37
Foreign currency translation adjustments	(50)	(18)	(76)	(27)

Total other comprehensive (loss) income	(22)	31	(14)	10

Comprehensive loss	$(48,341)	$(28,092)	$(134,997)	$(64,704)

The accompanying notes are an integral part of these financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net Loss	$(134,983)	$(64,714)
Adjustments:
Depreciation and amortization	4,431	4,005
Stock compensation expense	13,909	6,265
Amortization of premium on investments	2,695	1,869
Loss related to equity method investment	366	—
Acquired in-process research and development	—	2,500
Changes in assets and liabilities:
Accounts receivable	11	1,457
Prepaid expenses, other current assets and other assets	(3,798)	(486)
Accounts payable	(346)	(1,031)
Accrued expenses, other current liabilities and other liabilities	8,225	5,084
Deferred revenue	(232)	(3,556)

Net cash used in operating activities	(109,722)	(48,607)

Cash flows from investing activities
Purchase of available for sale investments	(414,082)	(226,819)
Proceeds from sales and maturities available for sale investments	346,200	201,450
Purchase of equity method investment	(4,104)	—
Purchase of in-process research and development	—	(2,500)
Capital expenditures	(14,036)	(12,314)
Restricted cash	(216)	(2,868)

Net cash used in investing activities	(86,238)	(43,051)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	200,925	281,383
Proceeds from exercise of stock options	9,602	3,279
Payments for lease financing obligation (Note 8)	(95)	—

Net cash provided by financing activities	210,432	284,662

Effect of exchange rates on cash	(72)	(17)

Net increase in cash and equivalents	14,400	192,987
Cash and equivalents at the beginning of period	62,137	23,883

Cash and equivalents at the end of period	$76,537	$216,870

Capitalization of landlord constructed assets related to facility lease obligation (Note 8)	2,338	—
Capital expenditures incurred but not yet paid	923	1,509

The accompanying notes are an integral part of these consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (Synageva or the Company) is a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases. The Company’s most advanced pipeline programs are enzyme replacement therapies for lysosomal storage diseases (LSDs). The Company’s lead program, sebelipase alfa, is in global Phase 3 clinical trials for the treatment of infants, children and adults with lysosomal acid lipase deficiency (LAL Deficiency), a rare and devastating disease that causes significant morbidity and early mortality. In June 2014, the Company reported positive top-line results from its global Phase 3 trial of sebelipase alfa in children and adults with LAL Deficiency and on October 21, 2014, the Company announced the start of a rolling submission of a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for sebelipase alfa. The Company anticipates completing the rolling submission of the BLA to the FDA and submitting the Marketing Authorization Application (MMA) to the European Medicines Agency (EMA) by the end of January 2015. In addition to sebelipase alfa, the Company has multiple other ongoing research programs at different stages of preclinical development, including SBC-103, another enzyme replacement therapy for an LSD known as mucopolysaccharidosis type IIIB (MPS IIIB) or Sanfilippo B. The Company’s other pipeline programs include proteins targeting rare diseases that are at various stages of preclinical development. These diseases are characterized by significant morbidity and mortality and are selected based on scientific rationale, high unmet medical need, potential to impact disease course and strategic alignment with our corporate and commercial focus. The Company owns the worldwide commercial rights to these programs.

The Company’s business is subject to risks including those common to companies in the biopharmaceutical industry, such as the successful development of products, patient enrollment, clinical trial uncertainty, regulatory approval, manufacturing and supply, fluctuations in operating results and financial risks, potential need for additional funding, protection of proprietary technology and patent risks, compliance with government regulations, dependence on key personnel, competition, commercial infrastructure, technological and medical risks and management of growth.

The Company has incurred losses since inception and at September 30, 2014, had an accumulated deficit of $389.2 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships, licensing or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new collaboration or license agreements. If the Company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some or all of its development programs and commercialization plans, including some or all of its product candidates.

Through September 30, 2014, the Company has funded its operations primarily from proceeds of the sale of stock, royalty income and collaboration agreements. In March 2014, the Company completed a $211.5 million underwritten public offering of 2.0 million shares of common stock at a price per share of $105.75. The Company received net proceeds of approximately $200.9 million from this offering. In addition to this financing, the Company received aggregate net proceeds of approximately $473.9 million from public equity offerings in fiscal 2013 and 2012.

The Company currently intends to use its cash, cash equivalents and investments for general corporate purposes, which may include expanding its infrastructure, including commercial and manufacturing to benefit sebelipase alfa and the rest of its pipeline, supporting its clinical studies, supporting the advancement of SBC-103, accelerating its early-stage programs, and acquiring technologies or businesses that are complementary to its current technologies and business focus. The Company expects that it will have sufficient cash and cash equivalents to sustain operations to at least the second half of 2016.

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

Although these estimates are based on the information reasonably available and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Synageva and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2014, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity at the date of purchase of 90 days or less to be cash equivalents. At September 30, 2014 and December 31, 2013, substantially all cash equivalents were U.S. treasury bills and amounts held in money market accounts at commercial banks.

Investments

All of the Company’s investments were classified as available-for-sale at September 30, 2014 and December 31, 2013. The principal amounts of short-term investments are summarized in the tables below:

	Less Than 12 Months to Maturity
	Amortized Cost	Unrealized Gains	Unrealized Gains (Losses)	Fair Value
Balance at September 30, 2014:
U.S. Treasury securities	$411,805	$40	$—	$411,845

Total	$411,805	$40	$—	$411,845
Balance at December 31, 2013:
U.S. Treasury securities	$346,618	$—	$(22)	$346,596

Total	$346,618	$—	$(22)	$346,596

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	September 30, 2014	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$71,893	$71,893	$—	$—
US treasury securities	$—	$—	$—	$—
Marketable securities
US treasury securities	$411,845	$—	$411,845	$—

Total	$483,738	$71,893	$411,845	$—

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

	December 31, 2013	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$27,899	$27,899	$—	$—
US treasury securities	$21,021	$—	$21,021	$—
Marketable securities
US treasury securities	$346,596	$—	$346,596	$—

Total	$395,516	$27,899	$367,617	$—

4.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets consist of the following:

	September 30, 2014	December 31, 2013
Prepaid clinical, manufacturing, and scientific costs	$6,863	$3,960
Interest receivable	961	859
Prepaid insurance	567	958
Other	1,991	840

	$10,382	$6,617

Other non-current assets consist of the following:

	September 30, 2014	December 31, 2013
Restricted cash	$2,151	$1,935
Equity method investment	3,738	—
Other	85	52

	$5,974	$1,987

Restricted cash relates to deposits associated with construction activities at our new Bogart, GA facility and a long-term letter of credit associated with our headquarters in Lexington, MA.

During the second quarter of 2014, Synageva made a strategic investment in a privately-held biotechnology company focused on the development of targeted treatments for liver diseases. Under the terms of the agreement, Synageva made an initial $5.0 million non-refundable payment, which in part will be used to fund preclinical development through proof of concept for an undisclosed initial program, and has the option to fund further preclinical development. Upon achievement of certain development milestones for the initial program, Synageva has the option to acquire the company for $28.5 million plus additional payments based on achievement of development, regulatory and revenue milestones.

Synageva determined that this investment represents a variable interest in a variable interest entity (VIE). Variable interests in VIEs are investments or other interests that absorb portions of a VIEs expected losses or receive portions of the entity’s expected returns. According to the accounting guidance, a variable interest holder must evaluate whether it is the VIE’s primary beneficiary, to determine whether consolidation accounting is required. Only one entity can be the primary beneficiary. The Company evaluated the applicable criteria and determined that, while it may be in a position to benefit most significantly from the investment, it does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company believes those powers reside with the management of the VIE. Therefore, the Company is not required to consolidate the VIE in its financial statements at this time. The consolidation assessment could change if significant changes to the relationship occur in the future, such as if the option to acquire is exercised. The Company also evaluated whether its involvement in the VIE provides it with “significant influence” over the investment, which determines whether to account for the investment under the equity or cost methods. The Company’s ownership percentage at the onset of the arrangement was approximately 12%, which is below the 20% presumed percentage of significant influence. However, because of the continued involvement in reviewing the progress of the development program, the Company determined that it does have a significant level of influence, as defined by the accounting guidance.

The initial $5.0 million investment was comprised of a $1.5 million upfront cash payment and $3.5 million cash payment for Series A-1 Preferred Stock. In addition, the Company capitalized $0.6 million of direct costs associated with the investment. The $4.1 million equity method investment is adjusted based on the Company’s pro-rata share of the investment’s net income or net loss. The $1.5 million upfront cash payment is being expensed, as services are being performed, over the estimated development period, on a straight-line basis. As of September 30, 2014, the equity method investment totaled $3.7 million and is included in other assets in our accompanying consolidated balance sheets. The Company has recorded approximately $0.4 million of “other expense” related to its pro rata portion of the VIEs operating losses since the investment was made. The $3.7 million equity method investment represents the Company’s current maximum exposure to loss related to the VIE.

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Accrued compensation and benefits	$5,572	$3,244
Clinical, manufacturing and scientific costs	11,641	6,587
Professional fees	1,202	568
Other	1,019	722

	$19,434	$11,121

5.	Share Based Payments

The 2014 Equity Incentive Plan (2014 Plan) was approved by the Company’s stockholders at the Company’s annual meeting, held June 4, 2014. The 2014 Plan replaced the Company’s 2005 Stock Plan as the equity compensation plan from which the Company may make equity based awards to employees, directors and consultants. The 2014 Plan provides for the issuance of up to 2.5 million shares of the Company’s common stock, plus up to 1.0 million of additional shares if awards under the 2005 Stock Plan are cancelled or expire. Shares subject to outstanding awards under the 2005 Option Plan and 2014 Stock Plan totaled 2.1 million and 1.2 million, respectively, as of September 30, 2014. At September 30, 2014, there were 1.5 million shares remaining available for grant under the 2014 Plan.

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

A summary of stock option and restricted stock unit activity under all equity plans for the three months ended September 30, 2014 is as follows (in thousands):

	Stock Options		Restricted Stock Units
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	2,710	$34.05	—	$—
Granted	100	97.93	—	—
Exercised	(202)	14.71	—	—
Canceled or expired	(34)	46.61	—	—

Outstanding at March 31, 2014	2,574	$37.88	—	$—
Granted	971	80.35	—	—
Exercised	(184)	30.22	—	—
Canceled or expired	(55)	55.17	—	—

Outstanding at June 30, 2014	3,306	$50.48	—	$—
Granted	186	63.11	30	63.11
Exercised	(33)	18.83	—	—
Canceled or expired	(85)	70.44	—	—

Outstanding at September 30, 2014	3,374	$51.00	30	$63.11

The Company recognized stock-based compensation expense on all stock option awards for the three and nine months ended September 30, 2014 and 2013, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development	$2,599	$1,030	$5,907	$2,406
Selling, general and administrative	3,884	1,649	8,002	3,859

	$6,483	$2,679	$13,909	$6,265

6.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax by component:

	Unrealized Gains on Available for Sale Securities	Translation Adjustments	Total
Balance, as of December 31, 2013	$(22)	$(37)	$(59)
Other comprehensive income (loss) before reclassifications	62	(76)	(14)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive income (loss)	62	(76)	(14)

Balance, as of September 30, 2014	$40	$(113)	$(73)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(48,319)	$(28,123)	$(134,983)	$(64,714)
Denominator
Weighted average common shares
Denominator for basic calculation	33,173	27,491	32,536	27,190
Denominator for diluted calculation	33,173	27,491	32,536	27,190
Net loss per share:
Basic	$(1.46)	$(1.02)	$(4.15)	$(2.38)
Diluted	$(1.46)	$(1.02)	$(4.15)	$(2.38)

The Company’s potential dilutive securities, which include stock options and restricted stock units, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share are the same. The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive (in thousands):

	September 30,
	2014	2013
Options to purchase common stock	3,404	2,742

8.	Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies and occupancy arrangements in the nine months ended September 30, 2014, as compared to those disclosed in Note 12, “Commitments and Contingencies” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014, except as summarized below.

Occupancy Arrangements

Bogart, GA Manufacturing Facility Lease and Buildout

In October 2013, the Company entered into a lease agreement for two 35,000 square foot shell buildings on twelve acres in Bogart, Georgia. The landlord’s construction of the shell buildings was completed late in the second quarter of 2014. In conjunction with the construction, the Company built out the shell buildings to its specifications.

The landlord construction and tenant improvements were made in accordance with the Company’s plans and included substantial outfitting of the building. The scope of the improvements did not qualify as “normal tenant improvements” under the lease accounting guidance. Accordingly, for accounting purposes, the Company was deemed the owner of the buildings during the construction period. As construction progressed, the Company recorded the project construction costs incurred as an asset, along with a corresponding facility lease obligation, on the balance sheet for the total amount of project costs incurred whether funded by the Company or the landlord. At the time the Company began occupying the facilities in the third quarter of 2014, it had recorded total leasehold improvements for the Bogart facility of $14.4 million, $4.1 million of which related to landlord funded construction. The Company is amortizing the facility lease obligation using the effective interest method, and reduced the facility lease obligation by $0.1 million related to payments made in the period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Many of these statements can be identified by the use of words such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward-looking statements address, among other matters, our plans to submit the Phase 3 trial results for future publication, our plans and timing to submit sebelipase alfa for regulatory approval, the plans for additional clinical studies for sebelipase alfa, the timing for the initiation of clinical trial sites and dosing of the first patient for SBC-103 and our plans to advance additional programs into the clinic. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include inaccurate assumptions and a broad variety of risks and uncertainties some of which are known, including, unanticipated delays in our submission timelines, risk that the outcomes of our clinical trials may not support registration or further development of our product candidates due to safety, efficacy or other reasons, the content and timing of decisions by the U.S. Food and Drug Administration (FDA) and other regulatory authorities, and the risks discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

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

Our Business

We are a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases. Our most advanced pipeline programs are enzyme replacement therapies for lysosomal storage diseases (LSDs) and we have additional protein therapeutic programs for other rare diseases, which are currently at different stages of preclinical development. These programs are selected based on scientific rationale, high unmet medical need, potential to impact disease course, and strategic alignment with our corporate and commercial efforts. Our lead program, sebelipase alfa for lysosomal acid lipase deficiency (LAL Deficiency), is in global Phase 3 clinical trials. On October 21, 2014, we announced the start of a rolling submission of a Biologics License Application (BLA) to the FDA for sebelipase alfa. The Company anticipates completing the rolling submission of the BLA to the FDA and submitting the Marketing Authorization Application (MMA) to the European Medicines Agency (EMA) by the end of January 2015.

Sebelipase Alfa for LAL Deficiency

LAL Deficiency is a life-threatening, underdiagnosed disease that manifests with significant morbidity and early mortality. LAL Deficiency causes progressive and multisystemic organ damage including hepatic cirrhosis and accelerated atherosclerosis that can lead to sudden and unpredictable clinical complications. LAL Deficiency often manifests in childhood but can be diagnosed at all ages with a simple blood test. LAL Deficiency is caused by genetic mutations that result in decreased LAL enzyme activity in the lysosomes across multiple body tissues, leading to the buildup of fatty material in the liver, blood vessel walls and other tissues. LAL Deficiency was historically called Cholesteryl Ester Storage Disease in children and adults, and Wolman disease in infants.

Sebelipase alfa is a recombinant form of the human LAL enzyme that we are developing as an enzyme replacement therapy for LAL Deficiency. We are evaluating sebelipase alfa in global Phase 3 clinical trials in infants, children and adults with LAL Deficiency. Sebelipase alfa has been granted orphan designation by the FDA, the European Medicines Agency (EMA), and the Japanese Ministry of Health, Labour and Welfare. Additionally, sebelipase alfa received fast track designation by the FDA, and Breakthrough Therapy designation by the FDA for LAL Deficiency presenting in infants.

Top-Line Results from Phase 3 Study of Sebelipase Alfa in Children and Adults with LAL Deficiency

On June 30, 2014, we announced that the global, randomized, double-blind, placebo-controlled Phase 3 trial of sebelipase alfa in 66 children and adults with LAL Deficiency met the primary endpoint of normalization of alanine aminotransferase (ALT), a marker of liver injury (p=0.027). In addition, sebelipase alfa demonstrated statistically significant improvement in multiple other disease-related abnormalities as measured by a number of secondary endpoints.

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

Clinical Trial Design. The Phase 3 trial in children and adults enrolled 66 children and adults with LAL Deficiency. Patients enrolled in the trial were randomized on a one-to-one basis to every other week infusions of sebelipase alfa (1 mg/kg) or placebo for the double-blind treatment period of 20 weeks. Data from the Phase 3 trial has been selected for oral presentation during the late-breaking session at The Liver Meeting®, the 65th Annual Meeting of the American Association for the Study of Liver Diseases (AASLD), being held in November 2014 in Boston, Massachusetts. Additional data from the Phase 3 trial will be submitted for future publication.

Together with safety and efficacy data from the Phase 2/3 study in infants with rapidly progressive LAL Deficiency, in which six of the nine infants enrolled met the primary endpoint of survival to 12 months of age, data from this Phase 3 study in children and adults will be used to support global submissions for product registration.

We continue to progress additional clinical trials to expand the clinical experience with sebelipase alfa in LAL Deficiency. The data from these trials are not required for our planned regulatory submissions for sebelipase alfa for LAL Deficiency, although they may contribute safety data to these submissions. Eligible patients may include those who were not able to enroll into one of the previously completed studies based on completion of enrollment, age, disease presentation, previous treatment by hematopoietic stem cell or liver transplantation, or disease characteristics that would have precluded participation in a placebo-controlled study.

Additional studies may be initiated in order to further evaluate safety and efficacy and additional patients may also receive treatment under expanded access or compassionate use mechanisms unless or until we receive marketing approval of sebelipase alfa.

SBC-103 for MPS IIIB

Our SBC-103 program is another enzyme replacement therapy for an LSD known as mucopolysaccharidosis IIIB (MPS IIIB). The mucopolysaccharidoses (MPS) consist of a group of rare LSDs caused by a deficiency of enzymes needed to break down complex sugars called glycosaminoglycans. The MPS III syndromes (also known as Sanfilippo syndromes) share complications with other MPS diseases but represent a clinically distinct subset with marked central nervous system degeneration. MPS IIIB is caused by a marked decrease in alpha-N-acetyl-glucosaminidase (NAGLU) enzyme activity which leads to the buildup of abnormal amounts of heparan sulfate (HS) in the brain and other organs. The accumulation of abnormal HS, particularly in the central nervous system, leads to severe cognitive decline, behavioral problems, speech loss, increasing loss of mobility, and premature death.

SBC-103 is a recombinant form of the human NAGLU enzyme which we are developing as an enzyme replacement therapy for MPS IIIB. SBC-103 has been granted orphan designation by the FDA and the EMA. We plan to initiate clinical trial sites later this year and dose the first patient with intravenous administration of SBC-103 in our Phase 1/2 study in patients with MPS IIIB by the end of 2014 or early 2015.

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

Additional Pipeline Programs

We intend to advance two additional programs into clinical trials by the end of 2016. Our pipeline programs include proteins targeting rare diseases at various stages of preclinical development. These diseases are characterized by significant morbidity and mortality and are selected based on scientific rationale, high unmet medical need, potential to impact disease course and strategic alignment with our corporate and commercial focus. We own the worldwide commercial rights to these programs.

Financial Operations Overview

General

Our future operating results will depend on the progress of product candidates currently in our research and development pipeline. The results of our operations will vary significantly from year-to-year and quarter-to-quarter and will depend largely on, among other factors, the cost and outcome of any preclinical development or clinical trials then being conducted and efforts for registration and commercialization of our products.

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

Collaboration and License Revenue

Collaboration and license revenue relates to revenue from the licensing of our intellectual property. In 2013 and 2012, revenues were primarily driven by our collaboration agreements with Mitsubishi Tanabe Corporation (Mitsubishi Tanabe) whereby we utilized our proprietary expression technology in two development programs, in exchange for upfront license payments and funded development. Under the agreements, we received upfront license payments totaling $12.0 million and on-going funding of development costs. We completed the collaboration programs in the fourth quarter of 2013. We recognized revenue under a proportional performance method.

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries, stock-based compensation expense and other related costs for personnel in commercial, marketing, executive, business development, finance, human resource, legal, information technology, and support personnel functions. Other costs include facility costs not otherwise included in research and development expense, insurance, and professional fees for legal, accounting and commercial services.

Amortization of Developed Technology

We provide for the cost of amortization of developed technology, computed using an accelerated method based on the undiscounted cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows.

Interest Income, net

Interest income relates to the net interest earned on our cash equivalent and short-term investment balances.

Other (Expense) Income, net

Other (expense) income, net refers to non-operating income and expenses for items such as realized currency gains and losses, grant income from the Massachusetts Life Sciences Center (“MLSC”) based on hiring commitments, and our pro-rata share of the operating income or losses from an investment accounted for under the equity method.

Provision for Income Taxes

Provision for income taxes is comprised of the taxes currently payable as a result of foreign operations. We have certain international subsidiaries that are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions based on intercompany service arrangements.

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

Revenues

The following tables present total revenue for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change

Royalty revenue	$1,326	$1,054	$272	26%
Collaboration and license revenue	—	315	(315)	—

Total revenue	$1,326	$1,369	$(43)	(3)%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change

Royalty revenue	$5,013	$5,703	$(690)	(12)%
Collaboration and license revenue	242	4,197	(3,955)	(94)%

Total revenue	$5,255	$9,900	$(4,645)	(47)%

Total revenue decreased by approximately 3% and 47% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods of the prior year. The decrease related to lower collaboration license and royalty revenues. In the prior year, collaboration and license revenue was driven by the Mitsubishi Tanabe collaborations. These collaboration programs were completed in the fourth quarter of 2013 and as a result, collaboration and licensing revenue was lower for the three and nine months ended September 30, 2014. Royalty revenue increased by $0.3 million and decreased $0.7 million for the three and nine months ended September 30, 2014 as compared to the same periods of the prior year. Royalty payments have generally trended lower in 2014 as a result of a general decrease in sales of FUZEON as compared to the same periods of the prior year.

We expect license and collaboration revenue to continue to decrease in 2014 compared to the prior year due to the completion of the Mitsubishi Tanabe programs in 2013. In addition, we estimate that royalty revenue in 2014 will be lower than 2013. FUZEON royalty revenues are unpredictable, as we are not marketing the product and inconsistent sales in certain regions can cause period to period variability.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$7,143	$4,504	$2,639	59%
Clinical trials and manufacturing	13,766	10,950	2,816	26
Development and other external services	7,674	4,262	3,412	80
Facilities related and other	3,423	1,930	1,493	77
Stock-based compensation expense	2,599	1,030	1,569	152

Total research and development expense	$34,605	$22,676	$11,929	53%

Research and development expense increased by 53%, to $34.6 million for the three months ended September 30, 2014 as compared to the prior year period. The increase in total research and development expense is due to increased clinical trial costs, external manufacturing fees, toxicology studies and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense and stock-based compensation from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was higher facilities and other expenses, primarily related to increased depreciation expense related to manufacturing and lab facilities fixed asset additions, as well as higher costs to operate our facilities.

Research and development expenses for the nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$18,947	$12,413	$6,534	53%
Clinical trials and manufacturing	50,308	24,214	26,094	108
In-process research and development	—	2,500	(2,500)	—
Development and other external services	17,621	7,353	10,268	140
Facilities related and other	9,218	5,582	3,636	65
Stock-based compensation expense	5,907	2,406	3,501	146

Total research and development expense	$102,001	$54,468	$47,533	87%

Research and development expense increased by 87%, to $102.0 million for the nine months ended September 30, 2014 as compared to the prior year period. The increase in total research and development expense is due to increased clinical trial costs, external manufacturing fees, toxicology studies and other development related external services associated with on-going development of sebelipase alfa, SBC-103 and our pipeline programs, as well as higher compensation expense and stock-based compensation from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was higher facilities and other expenses, primarily related to increased depreciation expense related to manufacturing and lab facilities fixed asset additions, as well as higher costs to operate our facilities.

We expect research and development expense to continue to increase as our clinical, manufacturing, and regulatory development activities for sebelipase alfa, SBC-103 and our other pipeline programs continue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$5,543	$2,630	$2,913	111%
External and professional services	4,299	2,027	2,272	112
Facilities related and other	715	291	424	146
Stock-based compensation expense	3,884	1,649	2,235	136

Total selling, general and administrative expense	$14,441	$6,597	$7,844	119%

Selling, general and administrative expense increased by 119% to $14.4 million for the three months ended September 30, 2014 as compared to the prior year period. The increase was primarily due to higher compensation-related expenses (including stock-based compensation) and external service costs. Compensation related costs increased as we continued to expand our resources to support our international organization and commercial preparations. The increase in external service costs were primarily due to increased consulting, accounting, patent and external commercial related costs.

Selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Compensation and benefits-related	$14,358	$7,773	$6,585	85%
External services	12,843	6,508	6,335	97
Facilities related and other	1,633	554	1,079	195
Stock-based compensation expense	8,002	3,859	4,143	107

Total selling, general and administrative expense	$36,836	$18,694	$18,142	97%

Selling, general and administrative expense increased by 97% to $36.8 million for the nine months ended September 30, 2014 as compared to the prior year period. The increase was primarily due to higher compensation-related expenses (including stock-based compensation) and external service costs. Compensation related costs increased as we continued to expand our resources to support our international organization and commercial preparations. The increase in external service costs were primarily due to increased consulting, accounting, patent and external commercial related costs. We expect selling, general and administrative expense to continue to increase as we continue commercial preparations and support expanded research operations.

Amortization of Developed Technology

Costs recognized for the amortization of developed technology for the three and nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Amortization of developed technology	318	292	26	9%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Amortization of developed technology	1,245	1,697	(452)	(27)%

Amortization of developed technology increased 9% and decreased 27% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods of the prior year. Amortization of developed technology is computed using an accelerated method based on the undiscounted actual cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows from the asset. In conjunction with expected cash flows, our amortization model assumed a larger proportion of expense in the periods immediately following the acquisition of the FUZEON royalty stream and as a result, lower year-over-year amortization expense.

Other Expense (Income), net

Other expense (income), net decreased $0.3 million for the three and nine months ended September 30, 2014 as compared to the same periods of the prior year. The decrease was primarily due to the Company’s pro-rata portion of the net loss associated with an investment accounted for under the equity method.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily from the proceeds of the sale of stock, and to a lesser extent, license and royalty fees, upfront cash payments and research and development funding from collaborators, government grants and licensors. We intend to use our cash, cash equivalents and investments for general corporate purposes, which may include expanding our infrastructure to benefit sebelipase alfa and our platform, commercial preparations, supporting our pre-clinical and clinical studies, supporting the advancement of SBC-103, accelerating our early-stage programs, leveraging our platform technology to initiate multiple new pipeline programs and acquiring new technologies or businesses that are complementary to our current technologies and business focus. In March 2014, we completed a $211.5 million underwritten public offering of 2.0 million shares of common stock at a price per share of $105.75. We received net proceeds of approximately $200.9 million from this offering. In addition to this financing, we received aggregate net proceeds of approximately $473.9 million from public equity offerings in fiscal 2013 and 2012.

We are unsure when we will generate significant revenue from the direct sale of products currently in development, if ever. We receive royalties from the sale of FUZEON by Roche, which are generally expected to continue to decrease over time. A significant portion of our revenues for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON and up-front license payments and funded research and development that we may receive under existing or new collaboration agreements, if any.

As of September 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $488.4 million. Our cash equivalents are highly liquid investments with a maturity of three months or less at date of purchase and consist of U.S. treasury bills and amounts held in money market funds.

Cash Flows

The use of our cash flows for operations has primarily consisted of salaries and wages for our employees, facility and facility-related costs for our office, laboratory, and manufacturing facilities, fees paid in connection with preclinical studies, clinical studies, outsourced manufacturing and laboratory supplies and consulting, commercial, legal and accounting fees. We expect that costs associated with clinical studies and manufacturing costs as well as commercial costs will increase in future periods as sebelipase alfa advances into further stages of development and our other preclinical candidates move forward in development.

Net cash used in operating activities was $109.7 million for the nine months ended September 30, 2014, and was primarily the result of a net loss of $135.0 million, the drivers of which are discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the nine months ended September 30, 2014. Non-cash items include depreciation and amortization of $4.4 million, stock-based compensation of $13.9 million, and the amortization of premium on available for sale investments of $2.7 million. In addition, non-cash adjustments to net loss include $0.4 million of net loss recognized related to an investment accounted for under the equity method. Changes in operating assets and liabilities resulted in a net source of cash of $3.9 million, primarily the result of increased accrued expenses and other liabilities of $8.2 million. Increased accounts receivable and prepaid expenses, other current assets, and other assets resulted in a net use of cash of $4.0 million, which partially offset the cash impact of accrual increases in the nine month period. The increases in prepaid and other assets, as well as accrued expenses and other liabilities were primarily driven by clinical, toxicology and manufacturing activities, the details of which are disclosed in further detail in Note 4, “Supplemental Balance Sheet Information.”

Net cash used in operating activities was $48.6 million for the nine months ended September 30, 2013, and was primarily the result of a net loss of $64.7 million. In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the nine months ended September 30, 2013. Non-cash items partially offsetting net loss include depreciation of fixed assets of $2.3 million, amortization of developed technology of $1.7 million, stock-based compensation of $6.3 million, and the amortization of discount on available for sale investments of $1.9 million. Cash used for in-process research and development of $2.5 million is presented as an adjustment to cash flows from operating activities and classified as a cash use from investing activities. Changes in operating assets and liabilities resulted in a net source of cash of $1.5 million, which was primarily the result of decreased accounts receivable of $1.5 million and a net increase in accounts payable, accrued expenses, other liabilities and deferred rent of $4.1 million from December 31, 2012. These changes were partially offset by net increased prepaid expenses of $0.5 million and decreased deferred revenue of $3.6 million from December 31, 2012. The increase in accrued expenses and other liabilities was primarily driven by clinical and manufacturing activities. The decrease in deferred revenue in the period was primarily the result of the recognition of upfront license fees related to the Mitsubishi Tanabe development programs.

We expect to continue to use cash in operations as we continue to seek to advance our pipeline programs through preclinical testing and clinical development. In the future, we may owe royalties and other contingent payments to our licensors based on the achievement of developmental milestones, product sales and other specified objectives.

Net cash used in investing activities totaled $86.2 million for the nine months ended September 30, 2014, and was primarily a result of the purchase of available-for-sale investments of $414.1 million, partially offset by cash received from the maturity of available for sale investments totaling $346.2 million. Cash flows used for investing activities includes $4.1 million related to our purchase of an equity method investment, the details of which are disclosed in further detail in Note 4, “Supplemental Balance Sheet Information.” Cash flows used for investing activities also includes $14.0 million for capital expenditure and $0.2 million for restricted cash related to security deposits on properties. Capital expenditures primarily relate to leasehold improvements at our production, lab and office locations. Cash used for capital expenditures in the statement of cash flows does not include $2.3 million for amounts that were incurred by our landlord related to the construction of our new Bogart, GA manufacturing facility, where we have been deemed the “accounting owner” based on the applicable lease accounting guidance and $0.9 million for capital expenditures that were accrued but not yet paid.

Net cash used in investing activities totaled $43.1 million in the nine months ended September 30, 2013, and was primarily a result of the purchase of available-for-sale investments of $226.8 million, partially offset by cash received from the maturity of available for sale investments totaling $201.5 million. Other uses of cash for investing activities included $12.3 million for capital expenditures, $2.9 million of restricted cash and $2.5 million of in-process research and development costs. The restricted cash outlay relates to a short-term letter of credit associated with construction activities at our headquarters in Lexington, MA. Capital expenditures of $12.3 million primarily relate to leasehold improvements at our production, lab and office locations. Cash used for capital expenditures in the statement of cash flows does not include $1.5 million for amounts that were incurred, but not yet paid as of September 30, 2013. In the nine months ended September 30, 2013, net cash used in investing activities totaled $3.1 million, $2.7 million of which related to capital expenditures.

Financing activities provided cash of approximately $210.4 million in the nine months ended September 30, 2014, resulting from net cash received from a secondary offering of $200.9 million and proceeds from the exercise of stock options of $9.6 million. In addition, we classified $0.1 million of rent payments made related to the lessor funded construction of our Bogart facility for which we are deemed the “accounting owner” as a cash outflow from financing activities.

Financing activities provided cash of approximately $284.7 million in the nine months ended September 30, 2013, resulting from net cash received in secondary offerings of $281.2 million, net cash from issuance of stock in conjunction with our Employee Stock Purchase Plan of $0.2 million and proceeds from the exercise of stock options of $3.3 million.

Funding Requirements

We have incurred significant losses since our inception. As September 30, 2014, we had an accumulated deficit of approximately $389.2 million. Our cash and cash equivalents and investments balance at September 30, 2014 totaled $488.4 million. We expect to use our existing cash and cash equivalents and investments to continue our research and development programs and commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support our research and development activities for sebelipase alfa, SBC-103 and other preclinical candidates that we are seeking to develop, and to fund our general and administrative and commercial costs and expenses. We expect that we will have sufficient cash and cash equivalents to sustain operations to at least the second half of 2016.

Our ability to finance our operations into the future and to generate revenues will depend heavily on our ability to obtain regulatory approval for sebelipase alfa and to successfully clinically develop, manufacture and commercialize sebelipase alfa. We expect that our sources of cash flows from operations for the foreseeable future will be quarterly royalty payments from Roche based on sales of FUZEON and additional collaboration revenues, if any. Net sales of FUZEON by Roche are generally expected to continue to decline in the future.

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

There are a number of factors that may adversely affect our planned future capital requirements and accelerate our need for additional financing, many of which are beyond our control, including the following:

•	unanticipated costs in our research and development programs;

•	the timing, receipt and amount of payments, if any, from current and potential future collaborators;

•	the timing and amount of contingent milestone payments, if any, from future investments, acquisitions, or license agreements, as applicable;

•	the timing and amount of payments due to licensors of patent rights and technology used in our product candidates; and

•	unplanned costs to prepare, file, prosecute, maintain and enforce patent claims and other patent-related costs, including costs related to litigation and contested proceedings, and technology license fees.

We may seek additional funding through debt or equity financings. The fundraising environment for life science companies, in general, is highly volatile. Due to this and various other factors, additional funding may not be available on acceptable terms, if at all. In addition, the terms of any financing may be dilutive or otherwise adversely affect other rights of our stockholders. We also may seek additional funds through arrangements with collaborators, licensees or other third parties. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, whether through sales of debt or equity or through third-party collaboration or license arrangements, we may be required to curtail or terminate some or all of our development programs, including some or all of our product candidates.

Contractual Obligations and Requirements

As of September 30, 2014, our contractual obligations consisted primarily of operating leases for our headquarters and other facilities, contractual purchase obligations and to a lesser extent, minimum contractual payments on licensed technology.

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

There have been no other significant changes to our contractual obligations and requirements during the nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There have been no significant changes to our critical accounting policies and estimates during the quarter ended September 30, 2014, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the nine months ended September 30, 2014 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 3, 2014.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the Exchange Act), Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Research, Development and Commercialization of Product Candidates

We are largely dependent on the success of sebelipase alfa. All of our product candidates, including sebelipase alfa, are still in development. Preclinical and clinical trials of our product candidates may not be successful.

Our business prospects are largely dependent upon the successful development and commercialization of sebelipase alfa. Before we can commercialize any of our product candidates, including sebelipase alfa, we need to:

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

This process involves a high degree of risk and takes many years. Our product development efforts with respect to a product candidate may fail for many reasons, including:

•	failure of the product candidate in preclinical studies;

•	failure to obtain, or delays in obtaining, the required regulatory approvals to initiate or continue clinical studies for the product candidate;

•	failure of later trials to confirm positive results from earlier preclinical studies or clinical trials;

•	delays or difficulty enrolling patients in clinical trials, particularly for disease indications with small patient populations;

•	failure to identify a sufficient number of patients who meet the clinical trial enrollment criteria and/or who would support commercial launch and subsequent commercialization efforts;

•	patients exhibiting adverse reactions to the product candidate or indications of other safety concerns;

•	insufficient clinical trial data to support the safety, effectiveness or superiority of the product candidate;

•	inability to manufacture or release sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner, if at all;

•	inability to produce, or sufficiently test, comparable or consistent drug materials derived from different manufacturing facilities operated by us or from processes run by third party manufacturers which could impact our ability or timing with respect to receiving regulatory approval for our product candidates;

•	failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate, or the facilities or processes used to manufacture the product candidate; or

•	changes in the regulatory or pricing and reimbursement environments could make development of a new product or further development of an existing product for a new indication no longer desirable.

Few research and development projects result in commercial products, and success in preclinical studies or clinical trials often is not replicated in later studies.

We may decide to abandon development of a product candidate or service at any time, or we may be required to expend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs of development and delay any revenue from those programs. In addition, a regulatory authority may delay or deny an approval because it is not satisfied with the design, conduct, or results of clinical trials or due to its assessment of the data we supply.

We have neither obtained marketing approval, nor commercialized any of our current product candidates.

We have commenced a rolling submission of a BLA to the FDA for sebelipase alfa as a treatment of patients with LAL Deficiency, but we have neither obtained marketing approval nor commercialized any of our current product candidates and do not know if or when we will receive marketing approval or generate revenue from the direct sale of an approved product, including sebelipase alfa. We have only limited clinical experience from our sebelipase alfa studies even though we have completed enrollment in our Phase 3 clinical trial for children and adults and the Phase 2/3 open-label trial in infants with LAL Deficiency. We are enrolling patients in two other open label clinical trials, one targeting infants with the LAL Deficiency and another for a broader patient population with LAL Deficiency, including children and adults, and may initiate additional clinical trials. We are also conducting preclinical studies with other product candidates, including SBC-103, for various other indications. Our limited experience might prevent us from successfully designing or implementing a clinical trial for any of these indications. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval, including because we may be unsuccessful in convincing regulatory authorities of the adequacy of the design of our trials or the sufficiency of the data generated from our clinical and other studies. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead programs, or might be significantly delayed in doing so, which will materially harm our business.

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct, at our own expense, extensive preclinical tests to demonstrate the safety of our product candidates in animals, and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement and can take many years to complete. A failure of one or more preclinical studies or clinical trials can occur at any stage of testing. We may experience numerous events during, or as a result of, preclinical testing and the clinical trial process, including for potential new indications, which could delay or prevent our receipt of regulatory approval for, or the commercialization of, our product candidates, including:

•	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide or regulators may require us, to conduct additional preclinical testing prior to initiating clinical trials, or to suspend ongoing studies;

•	we may decide, or regulators may require us, to change the design of our preclinical studies or clinical trials in ways that may slow their progress, delay the initiation of clinical trials, or we may abandon projects that we expect to be promising;

•	a regulatory authority or institutional review board may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	conditions imposed on us by the FDA or any non-U.S. regulatory authority regarding the scope or design of our clinical trials may require us to resubmit our clinical trial protocols to these authorities or to institutional review boards or ethics committees for re-review due to changes in the regulatory environment;

•	the number of patients required for clinical trials may be larger than we anticipate or are able to enroll, or participants may drop out of, or not qualify for, clinical trials at a higher rate than we anticipate;

•	our third-party contractors or clinical investigators may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner or at all;

•	we might have to suspend or terminate one or more of our clinical trials if we, a regulatory authority or an institutional review board or ethics committee determine that the participants are being exposed to unacceptable health risks;

•	a regulatory authority or institutional review board or ethics committee may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	a regulatory authority may require that we conduct additional clinical research to provide additional information regarding the efficacy or safety of sebelipase alfa;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate or we may not be able to reach agreements on acceptable terms with prospective contract manufacturing organizations;

•	we may not be able to reach agreements on acceptable terms with prospective clinical research organizations;

•	if approved, we may not be able to reach agreements on acceptable terms with commercial distributors; or

•	the effects of our product candidates may not be the desired effects, may include undesirable side effects, or the product candidates may have other unexpected characteristics.

We may obtain approval for indications that are not as broad as intended or entirely different than those indications for which we sought approval. For example, even though we met the pre-specified primary and six secondary endpoints in the Phase 3 clinical trial for children and adults, potential regulatory approval could be limited to the treatment of LAL Deficiency only in infants, and that would represent a small portion of the total LAL Deficiency patient population. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate or are unable to successfully complete our clinical trials or other testing or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Although we have completed enrollment in our Phase 3 clinical trial in children and adults and our Phase 2/3 trial in infants with LAL Deficiency, we are enrolling patients in two additional open label clinical trials in patients with LAL Deficiency, one in a broader patient population, including children and adults, and another one targeting infants with the rapidly progressive disease. Potential patients for our product candidates, including sebelipase alfa, may not be adequately diagnosed or identified with the diseases being targeted by our product candidates. Sebelipase alfa is being developed to treat LAL Deficiency, which is very rare. Based on studies by investigators who screened various populations for a common mutation that causes LAL Deficiency, there may be as few as 3,000 children and adults with LAL Deficiency in all of North America, South America, Europe and Japan. There is no prevalent population for infants with LAL Deficiency, since these infants almost never survive beyond the first year of life. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other non-U.S. regulatory agencies. In addition, the process of finding and diagnosing patients may prove costly. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

The results of our clinical trials may not prove sufficient to obtain regulatory approval of our product candidates, and subsequent trials may fail to replicate promising data seen in earlier preclinical studies and clinical trials.

The data presented from our clinical trials with sebelipase alfa in infants and adults with LAL Deficiency are consistent with preclinical findings and the known mechanism of action for LAL. We have announced top line results from our Phase 3 clinical trial in children and adults with LAL Deficiency and we have completed enrollment in our Phase 2/3 trial in infants with LAL Deficiency. In addition, we are enrolling patients with LAL Deficiency in two additional open label clinical trials, one in a broader patient population, including children and adults, and another one targeting infants with rapidly progressive disease. We also have other product candidates, including SBC-103, that are in various stages of preclinical development and we have plans to, or may, initiate clinical studies with these candidates.

Promising results in our preclinical studies or clinical trials may not be replicated in ongoing and future studies or trials, and final data analysis may differ from interim data analysis. Even though we have reported positive top-line results from our Phase 3 clinical trial in children and adults with LAL Deficiency, and even if our other clinical trials for sebelipase alfa are conducted and completed as planned, the results may not prove sufficient to obtain regulatory approval or result in a restricted product label that could negatively impact commercialization. Success in preclinical testing does not ensure success in clinical trials, and success in early stage clinical trials does not ensure success in later clinical trials. This can be due to a variety of reasons, including variations in patient populations, or the inability of certain patients to complete all assessments required by the clinical trial protocol, adjustments to clinical trial protocols or designs as compared to earlier testing or trials, variations in the data that could produce inconclusive or uninterpretable results, or the use of additional trial sites or investigators. Clinical trial data are subject to differing interpretations, and regulatory agencies may not concur with our analysis of clinical trial data or its implications, which may result in delays in the regulatory approval process. Ongoing and future studies, including for new indications, may, for example, indicate safety concerns that regulatory authorities view as unacceptable. Final data analysis of our completed, ongoing and future clinical trials may fail to demonstrate that our product candidates are sufficiently safe and effective for pursued or new indications. Any such failure could cause us to abandon a product candidate, substantially delay development of other product candidates, or require substantial expenditures to conduct additional trials. Both preclinical and clinical data are often susceptible to varying interpretations that may delay, limit or prevent initiation of clinical studies, regulatory approvals or commercialization. Any delay in, or termination of, our clinical trials would delay our obtaining regulatory approval of the affected product candidate and, consequently, our ability to commercialize that product candidate and potentially our other product candidates. Development and commercialization of therapies for rare diseases requires expenditure of significant funds with no assurance of success.

A regulatory authority may deny or delay approval of our product candidates, including sebelipase alfa, because it is not satisfied with the structure or conduct of our clinical trials or due to its assessment of the data we supply, or may determine to approve our product candidates for use in narrow patient populations.

A regulatory authority may not agree with the design or endpoints of our clinical trials. We sought advice from EMA for our sebelipase alfa development plan, including the Phase 3 clinical trial design for sebelipase alfa in children and adults with LAL Deficiency and EMA was supportive of our plan in principle. We did not seek a special protocol assessment with the FDA and do not have agreement with the FDA regarding the design or primary endpoint utilized in the Phase 3 clinical trial. Accordingly, we believe that we will need to demonstrate efficacy based on a totality of evidence including success on multiple endpoints in our clinical studies to support a favorable risk-benefit profile and provide substantial evidence of efficacy of sebelipase alfa for the treatment of LAL Deficiency, including data from the Phase 3 clinical trial in children and adults, the Phase 2/3 open-label trial in infants with LAL Deficiency, as well as from the natural history studies for LAL Deficiency. Based on FDA feedback, it will be essential to link the primary endpoint for the Phase 3 clinical trial, alanine aminotransferase (ALT) normalization, to other evidence of clinical benefit. We also will need to provide evidence to the FDA demonstrating that ALT normalization, alone or in combination with other endpoints, is reasonably likely to predict clinical benefit. If we are unable to do so, even though we met the pre-specified primary endpoint and six secondary endpoints in the Phase 3 clinical trial and the primary endpoint in the Phase 2/3 study in infants, we may not receive regulatory approval or approval could be limited to a small subset of the total LAL Deficiency patient population, unless and until we successfully complete additional clinical trials, if ever. In addition, regulatory authorities may not believe that we have provided sufficient safety data or adequately demonstrated clinical benefit in the patient population studied in the clinical trial. Clinical data is subject to varied interpretations, and regulatory authorities may disagree with our assessments of data. In any such case, a regulatory authority could insist that we provide additional data or conduct additional clinical studies, which could substantially delay or even prevent commercialization efforts, particularly if we are required to conduct additional pre-approval clinical studies. A positive opinion by the Committee for Medicinal Products for Human Use (CHMP) is required for EMA approval and requires agreement among a majority of CHMP members, each of whom may have differing opinions on the strength of the evidence we may provide.

Priority review for our drug product candidates, if obtained, may not actually lead to a faster review process.

In the future, we may request priority review from the FDA and/or accelerated assessment from EMA for sebelipase alfa and our other drug product candidates; however, the FDA or EMA may not grant it. Without priority review, the FDA review timeline for first cycle review could be longer than 12 months, at which time the FDA may decline to approve the application or issue a complete response letter requiring additional data to be submitted. A determination of acceptance for priority review is made after a complete BLA is accepted for filing, based on criteria defined by FDA. Because FDA also requires parallel approval of a New Animal Drug Application for transgenic products such as sebelipase alfa, this could create delays in the review and approval process for the BLA. A lengthier review process will delay revenue from the sale of products and will increase the capital necessary to fund these product development programs. In addition, sebelipase alfa received Fast Track Designation by the FDA, and Breakthrough Therapy designation by the FDA for LAL Deficiency presenting in infants. Based on this designation, we initiated a rolling submission of some components of the BLA in October 2014. However, the practical implications of Fast Track and Breakthrough Therapy designation on the regulatory review and approval process cannot be determined at this time and may not lead to a faster review or approval. The review timelines to reach a CHMP opinion and EMA action will also depend on how efficiently we respond to questions which stop the clock during the review.

Our product candidates, including sebelipase alfa, if approved by any regulatory authorities could be subject to labeling and other restrictions, and we will be subject to ongoing regulatory obligations, oversight and continued regulatory review, which may result in significant additional expense.

Any regulatory approvals that we obtain for our product candidates will be subject to limitations on the approved indicated uses or patient population for which the product may be recommended for use or marketed, or to the conditions of approval, including a possible risk evaluation and mitigation strategy or post-marketing commitments, requirements, or follow-up measures. In addition, if the FDA, EMA or other regulatory authorities approve a product candidate, the manufacturing processes, labeling, packaging, distribution, storage, adverse event reporting, dispensation, distribution, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements will include submissions of safety and other post-marketing information and reports, ongoing maintenance of product registration, as well as continued compliance with current good manufacturing practices (cGMPs), good clinical practices (GCPs) and good laboratory practices (GLPs). If we do not comply with the applicable regulations and requirements, the range of possible sanctions includes issuance of adverse publicity, product recalls or seizures, fines, total or partial suspensions of production and/or distribution, suspension of marketing applications, and enforcement actions, including injunctions and civil or criminal prosecution. The FDA and comparable international regulatory agencies can withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.

Regulatory approvals could also contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and extraordinary requirements for surveillance to monitor the safety and efficacy of the drug product. Post-marketing studies and/or post-market surveillance may suggest that a product causes undesirable side effects which present an increased risk to the patient. If data we collect from post-marketing studies suggest that one of our approved products may present a risk to safety, the regulatory authorities could withdraw our product approval, suspend production or place other labeling or marketing restrictions on our products. If regulatory sanctions are applied or if regulatory approval is delayed or withdrawn, the value of our Company and our business, financial condition and operating results will be adversely affected.

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. In addition, the awareness of LAL Deficiency among treating health care providers is low. Currently, most reported estimates of the prevalence of these diseases are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. Based on studies by investigators who screened various populations for a common mutation that causes LAL Deficiency, there may be as few as 3,000 children and adults with LAL Deficiency in all of North America, South America, Europe and Japan. In addition, there is no prevalent population for infants with LAL Deficiency, since these infants almost never survive beyond the first year of life. These estimates may prove to be incorrect and new studies may change the estimated prevalence of these diseases. If the estimates are incorrect, and the prevalence rate is lower than we anticipate, our commercial business may suffer.

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

We and our third party suppliers are subject to ongoing periodic unannounced inspections by the FDA, corresponding state agencies or non-U.S. regulatory authorities to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. The cGMP requirements govern manufacturing, quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product candidate or any approved product meets applicable specifications and other requirements. We and our contract manufacturers and testing laboratories must also pass pre-approval inspections prior to regulatory approvals. Failure to pass a pre-approval inspection might significantly delay regulatory approval of our product candidates. If we or our contract manufacturers or testing laboratories fail to comply with these requirements, we would be subject to possible regulatory action and might be limited in the jurisdictions in which we are permitted to sell our products. As a result, our business, financial condition, and results of operations might be materially harmed.

We currently manufacture the therapeutic protein product candidates that we are developing using both internal resources and external contract manufacturers; however, we have limited experience in manufacturing or procuring products in commercial quantities and our manufacturing system has never been utilized to produce a product approved by regulatory authorities for commercial use. We may not be able to manufacture enough product to conduct clinical trials or for later commercialization at an acceptable cost or at all. We may also experience shortages in supply of our products which would have a material adverse impact on our business, financial condition and financial operations. We may not be able to produce, or sufficiently test comparable drug materials derived from different manufacturing facilities operating by us or from processes run by our third party manufacturing partners, which could impact our ability or timing with respect to receiving regulatory approval for our product candidates. In addition, a number of other factors could cause production interruptions at our facilities or the facilities of our third-party providers, including equipment malfunctions, facility or product contamination, labor problems, raw material shortages or contamination, natural disasters, disruption in utility services, terrorist activities, human error or disruptions in the operations of our suppliers. Our product candidates are biologics and are very difficult to manufacture. We employ multiple steps to attempt to control the manufacturing processes. Problems with these manufacturing processes, even minor deviations from the normal process, could result in product defects, contamination or manufacturing failures that result in lot failures, product recalls, product liability claims and insufficient material for clinical trials. Certain of the raw materials required in the manufacturing and the formulation of our product candidates are derived from biological sources, including egg white and human serum albumin. Such raw materials are difficult to procure and may be subject to contamination or recall. Also, some countries in which we may operate could restrict the use of certain biologically derived substances in the manufacture of drugs. A material shortage, contamination, recall, or restriction on the use of certain biologically derived substances in the manufacture of our products could adversely impact or disrupt manufacturing or could result in a withdrawal of our product candidates or any approved products. As a result, our business, financial condition, and results of operations might be materially harmed.

Our current and anticipated future reliance on a limited number of third parties to complete the manufacturing process for our products exposes us to certain risks.

We currently rely on third parties to complete the manufacturing process, including purifying, finishing, filling, labeling and testing our products. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We might be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and other regulatory authorities must approve any replacement contractor. This approval would generally require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products prior to receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture the relevant drugs in the volume and of the quality required to meet our clinical and commercial needs, if any.

•	Our third-party contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply possible clinical trials or to successfully produce, store and distribute our products.

•	Drug manufacturers are subject to ongoing periodic unannounced inspections by regulatory authorities, corresponding state agencies and non-U.S. regulatory authorities to ensure strict compliance with cGMP, and other government regulations and corresponding foreign standards. We do not have complete or direct control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for the relevant products, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors.

•	We might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

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

We currently have limited internal capabilities for the commercialization of any product candidates that may be approved. In order to commercialize a product if approved, we must develop our sales, marketing, contracting, distribution and reimbursement capabilities. We will need to commit significant time and financial and managerial resources to develop a medical affairs team, a marketing and sales force with technical expertise, and sufficient distribution capabilities.

Factors that may inhibit our efforts to develop our commercialization capabilities include:

•	our inability to recruit and retain adequate numbers of effective medical and commercial personnel or manage a potential substantial increase in our number of full-time employees in a short period;

•	our inability to train sales personnel, who may have limited experience with us or our future products, to deliver a consistent message regarding the underlying disease and be effective (after regulatory approval) in convincing physicians to prescribe our future products;

•	our inability to equip medical and sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable rare diseases and our future products;

•	our inability to develop or obtain sufficient operational functions to support our commercial activities; and

•	unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

If we are not successful in building a medical affairs and sales, marketing and other commercial infrastructure, we will have difficulty commercializing any future products, which would adversely affect our business and financial condition.

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

If we do not meet the milestones as publicly announced (or as projected by various analysts who follow us), our stockholders or potential stockholders may lose confidence in our ability to meet overall product development and commercialization goals and, as a result, the price of our common stock may decline.

Risks Related to Intellectual Property and Orphan Drug Exclusivity

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

We have licensed technology that is related to our proprietary expression technology from the University of Georgia, University of Minnesota and Pangenix. In addition, we obtained exclusive worldwide rights to multiple patents and patent applications relating to the use of LAL for the treatment of LAL Deficiency and atherosclerosis from Shire and Cincinnati Children’s Hospital Research Foundation. We might enter into additional licenses in the future. Licenses to which we are a party contain, and we expect that any future licenses will contain, provisions requiring up-front, milestone, and royalty payments to licensors and other conditions to maintaining the license rights. If we fail to comply with our obligations under any such license, the applicable licensor may have the right to terminate the license on relatively short notice and as a result, we may not be able to commercialize product candidates or technologies that were covered by the applicable license. Also, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates.

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

Risks Related to our Business Operations and Industry

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

The loss of any of our key executives, employees or key consultants could impede the achievement of our research, development and commercial objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We must also recruit and retain personnel experienced in manufacturing, marketing, selling, distributing, supporting and otherwise commercializing approved therapeutic products. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, biopharmaceutical, and health care companies, universities, and non-profit research institutions for experienced scientists and other disciplines. Competition for employees may impact our ability to recruit and retain qualified personnel in the future. Certain of our officers, directors, scientific advisors, and/or consultants may from time to time serve as officers, directors, scientific advisors, and/or consultants of other biopharmaceutical or biotechnology companies. We do not maintain “key man” insurance policies on any of our officers or employees. We currently have employment contracts with our Chief Executive Officer, Sanj K. Patel, and other executive officers which provide for certain severance benefits. Consistent with our current employment policies, all of our employees are employed “at will” and, therefore, each employee may leave our employment at any time. If we are unable to retain our existing employees, including qualified scientific personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected. We are not aware of any key personnel who intend to retire or otherwise leave us in the near future.

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

Our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. The laws and regulations concerning promotion and marketing of drug products and dialogistic tests may impact, among other things, our disease awareness and education programs, as well as our proposed sales and marketing activities. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not necessarily limited to:

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

Similar strict restrictions are imposed on the promotion and marketing of drug products in the European Union (EU) and other countries. Violations of the rules governing the promotion of drug products in the EU could be penalized by administrative measures, fines and imprisonment. In addition, many countries have strict data privacy laws and violators could be subject to administrative measures and fines.

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

Royalties on sales of FUZEON are currently a significant source of revenue for us. FUZEON competes with numerous existing therapies for the treatment of HIV. From 2010 through 2013, overall FUZEON net sales reported by Roche have shown a general declining trend, from $88.4 million in 2010 to $45.8 million in 2013. This general declining trend has continued in 2014. We cannot predict if or when sales levels for FUZEON will stabilize.

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

The wholesale acquisition cost of a one-year supply of FUZEON in the U.S. is approximately $35,000. A high drug price could also negatively affect patients’ ability to receive reimbursement coverage for FUZEON from third-party payors, such as private or government insurance programs. If Roche is unable to obtain and maintain reimbursement from a significant number of third-party payors, it would have a material adverse effect on our business, financial condition and results of operations.

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

Synageva BioPharma Corp.

Date: October 30, 2014	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2014	By:	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document