Form 10-Q
period 2015-03-31
SYNAGEVA BIOPHARMA CORP
filed 2015-04-30
CIK 911326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2015 was 37,153,036.

SYNAGEVA BIOPHARMA CORP.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$98,577	$82,653
Short-term investments	611,984	364,255
Accounts receivable	926	986
Prepaid expenses and other current assets	10,791	9,938

Total current assets	722,278	457,832
Property and equipment, net	31,917	31,559
Developed technology, net	1,781	2,003
Goodwill	8,535	8,535
Other assets	4,035	4,274

Total assets	$768,546	$504,203

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,080	$2,625
Accrued expenses	24,801	21,710
Other current liabilities	971	908

Total current liabilities	27,852	25,243
Other liabilities	5,568	5,721

Total liabilities	$33,420	$30,964

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.001; 60,000 shares authorized at March 31, 2015 and December 31, 2014; 37,002 and 33,370 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	37	33
Additional paid-in capital	1,241,853	920,333
Accumulated other comprehensive loss	(276)	(240)
Accumulated deficit	(506,488)	(446,887)

Total stockholders’ equity	735,126	$473,239

Total liabilities and stockholders’ equity	$768,546	$504,203

The accompanying notes are an integral part of these interim consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Royalty revenue	$927	$1,447
Collaboration and license revenue	—	139

Total revenue	927	1,586

Costs and expenses:
Research and development	38,207	27,868
Selling, general and administrative	21,671	9,804
Amortization of developed technology	222	390

Total costs and expenses	60,100	38,062

Loss from operations	(59,173)	(36,476)
Other expense, net	(252)	(5)
Interest income, net	83	75

Loss before provision for income taxes	(59,342)	(36,406)
Provision for income taxes	259	18

Net loss	$(59,601)	$(36,424)

Basic and diluted net loss per common share	$(1.63)	$(1.16)

Weighted average shares used in basic and diluted per common share computations	36,495	31,338

The accompanying notes are an integral part of these interim consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(59,601)	$(36,424)

Other comprehensive loss:
Change in fair market value of available for sale securities	(24)	51
Foreign currency translation adjustments	(12)	(5)

Total other comprehensive (loss) gain	(36)	46

Comprehensive loss	$(59,637)	$(36,378)

The accompanying notes are an integral part of these interim consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net Loss	$(59,601)	$(36,424)
Adjustments:
Depreciation and amortization	1,641	1,407
Stock compensation expense	7,045	3,181
Amortization of premium on investments	1,491	687
Loss on equity method investment	254	—
Changes in assets and liabilities:
Accounts receivable	60	(73)
Prepaid expenses, other current assets and other assets	(868)	(2,552)
Accounts payable	(545)	(956)
Accrued expenses, other current liabilities and other liabilities	3,080	693

Net cash used in operating activities	(47,443)	(34,037)

Cash flows from investing activities
Purchase of available for sale investments	(385,244)	(167,577)
Proceeds from sales and maturities available for sale investments	136,000	90,650
Capital expenditures	(1,777)	(3,245)
Restricted cash	—	320

Net cash used in investing activities	(251,021)	(79,852)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	308,708	200,925
Proceeds from exercise of stock options	5,771	3,163
Payments for lease financing obligation	(79)	—

Net cash provided by financing activities	314,400	204,088

Effect of exchange rate on cash	(12)	(5)

Net increase in cash and equivalents	15,924	90,194
Cash and equivalents at the beginning of period	82,653	62,137

Cash and equivalents at the end of period	$98,577	$152,331

Capitalization of construction in progress related to facility lease obligation	—	1,574
Capital expenditures incurred but not yet paid	213	2,633

The accompanying notes are an integral part of these interim consolidated financial statements.

SYNAGEVA BIOPHARMA CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

1.	Nature of the Business

Synageva BioPharma Corp. (Synageva or the Company) is a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for patients with rare diseases. The Company has a pipeline of protein therapeutic programs for rare diseases with unmet medical need which are currently at various stages of development. Synageva is currently planning for a global launch of its lead program, Kanuma™ (sebelipase alfa) for lysosomal acid lipase deficiency (LAL Deficiency). Kanuma is under regulatory review in the U.S., Europe, and Mexico. The Company also has an active investigational new drug application (IND) with the U.S. Food & Drug Administration (FDA) to evaluate its second program, SBC-103 a first-mover program for mucopolysaccharidosis IIIB (MPS IIIB, also known as Sanfilippo B syndrome). The Company is currently dosing patients with MPS IIIB in a Phase 1/2 study investigating intravenous administration of SBC-103 and plans to report preliminary data from this study in the second half of 2015. The Company’s third pipeline program, SBC-105, is a first-mover enzyme therapy in preclinical development for rare disorders of calcification. Synageva has additional first-mover and potentially bio-superior protein therapeutic pipeline programs for other rare diseases at different stages of preclinical development. Synageva owns the worldwide commercial rights to all of its pipeline programs.

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

The Company has incurred losses since inception and at March 31, 2015, had an accumulated deficit of $506.5 million. The Company expects to incur losses over the next several years as it continues to expand its drug discovery, development efforts and commercial activities. As a result of continuing losses, the Company may seek additional funding through a combination of public or private financing, collaborative relationships, licensing or other arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into new collaboration or license agreements. If the Company is unable to obtain additional funding on a timely basis, it may be required to curtail or terminate some or all of its development programs and commercialization plans, including some or all of its product candidates.

Through March 31, 2015, the Company has funded its operations primarily from proceeds of the sale of stock, and to a lesser extent, royalty income and collaboration agreements. In January 2015, the Company completed an offering of 3.45 million shares of common stock and received net proceeds of $308.7 million. In addition to this financing, the Company received aggregate net proceeds of approximately $674.8 million from public equity offerings in fiscal 2014, 2013 and 2012.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by the accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The Financial Statements should therefore be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2015.

The accompanying Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Financial Statements and accompanying disclosures. Although these estimates are based on the information reasonably available and actions that the Company may undertake in the future, actual results may be different from those estimates. The Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair statement of results for these interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Synageva and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company identifies entities that (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). The Company performs an initial and on-going evaluation of the entities with which the Company has variable interests to determine if any of these entities are a VIE. If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (1) the power to direct activities that most significantly impact the VIE’s economic performance and (2) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE.

The Company determined that a strategic investment made and disclosed in the second quarter of 2014 was a VIE. The Company is not the primary beneficiary for this entity since it does not have the power to direct the activities that most significantly impact the economic performance of the VIE. This determination has not changed through March 31, 2015.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Issued and Proposed Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our financial position, results of operations or cash flows.

In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

3.	Fair Value of Financial Instruments

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase to be cash equivalents. At March 31, 2015 and December 31, 2014, all cash equivalents were U.S. treasury bills and amounts held in money market accounts at commercial banks.

Investments

All of the Company’s investments were classified as available-for-sale at March 31, 2015 and December 31, 2014. The principal amounts of short-term investments are summarized in the tables below:

	Less Than 12 Months to Maturity
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
Balance at March 31, 2015:
U.S. Treasury securities	$612,105	$—	$(121)	$611,984

Total	$612,105	$—	$(121)	$611,984
Balance at December 31, 2014:
U.S. Treasury securities	$364,352	$—	$(97)	$364,255

Total	$364,352	$—	$(97)	$364,255

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	March 31, 2015	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$53,100	$—	$53,100	$—
US treasury securities	31,024	—	31,024	—
Marketable securities
US treasury securities	611,984	—	611,984	—

Total	$696,108	$—	$696,108	$—

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	December 31, 2014	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market fund	$71,226	$—	$71,226	$—
US treasury securities	—	—	—	—
Marketable securities
US treasury securities	364,255	—	364,255	—

Total	$435,481	$—	$435,481	$—

4.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
Prepaid clinical, manufacturing, and scientific costs	$5,269	$4,081
Interest receivable	1,623	1,018
Prepaid insurance	1,054	1,238
Other	2,845	3,601

	$10,791	$9,938

Other non-current assets consist of the following:

	March 31, 2015	December 31, 2014
Restricted cash	$2,151	$2,151
Equity method investment	1,744	2,000
Other	140	123

	$4,035	$4,274

Restricted cash relates to deposits associated with construction activities at our new Bogart, GA facility and a long-term letter of credit associated with our headquarters in Lexington, MA. The equity method investment balance relates to an investment made in 2014.

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accrued compensation and benefits	$4,608	$6,093
Clinical, manufacturing and scientific costs	14,352	12,140
Commercial and medical costs	3,055	539
Professional fees	1,653	1,131
Other	1,133	1,807

	$24,801	$21,710

5.	Share Based Payments

The Company’s 2014 Equity Incentive Plan (2014 Plan) replaced the Company’s 2005 Stock Plan as the equity compensation plan from which the Company may make equity based awards to employees, directors and consultants. The 2014 Plan provides for the issuance of up to 2.5 million shares of the Company’s common stock, plus up to 1.0 million of additional shares if awards under the 2005 Stock Plan are cancelled or expire. Shares subject to outstanding awards under the 2005 Stock Plan and 2014 Plan totaled 1.8 million and 1.4 million, respectively, as of March 31, 2015. At March 31, 2015, there were 1.3 million shares remaining available for grant under the 2014 Plan.

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

A summary of stock option activity under all equity plans for the three months ended March 31, 2015 is as follows:

	Stock Options		Restricted Stock Units
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	3,256	$53.62	30	$63.11
Granted	174	103.61	—	—
Exercised	(176)	30.29	—	—
Canceled or expired	(40)	77.45	—	—

Outstanding at March 31, 2015	3,214	$57.30	30	$63.11

The Company recognized stock-based compensation expense on all stock option awards for the three months ended March 31, 2015 and 2014, as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$2,736	$1,467
Selling, general and administrative	4,309	1,714

	$7,045	$3,181

6.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss on Available for Sale Securities	Translation Adjustments	Total
Balance, as of December 31, 2014	$(97)	$(143)	$(240)
Other comprehensive loss before reclassifications	(24)	(12)	(36)

Net current period other comprehensive loss	$(24)	$(12)	$(36)

Balance, as of March 31, 2015	$(121)	$(155)	$(276)

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

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(59,601)	$(36,424)
Denominator
Weighted average common shares
Denominator for basic calculation	36,495	31,338
Denominator for diluted calculation	36,495	31,338
Net loss per share:
Basic	$(1.63)	$(1.16)
Diluted	$(1.63)	$(1.16)

The Company’s potential dilutive stock options and restricted stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average common stock outstanding used to calculate both basic and diluted net loss per share are the same. The following shares of potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as the effect of including such securities would be antidilutive:

	March 31,
	2015	2014
Common stock equivalents	3,244	2,574

8.	Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies and occupancy arrangements in the three months ended March 31, 2015, as compared to those disclosed in Note 10, “Commitments and Contingencies” included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 26, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined under federal securities laws. Many of these statements can be identified by the use of words such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. These forward looking statements address, among other matters, plans to prepare for the potential launch of Kanuma, plans for the Phase 1/2 trial with SBC-103 including the number of patients to enroll and timing to report preliminary data, plans and timing to advance SBC-105 to the clinic, the ability for the company’s manufacturing platform to potentially create bio-superior treatments, and plans to generate proof of concept data and improved product characteristics. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include inaccurate assumptions and a broad variety of risks and uncertainties some of which are known, including, unanticipated delays in our submission timelines, risk that the outcomes of our clinical trials may not support registration or further development of our product candidates due to safety, efficacy or other reasons, the content and timing of decisions by the U.S. Food and Drug Administration (FDA) and other regulatory authorities, and the risks discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should carefully consider that information before you make an investment decision.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and the related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Financial Statements and Notes thereto for the fiscal year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2015.

All references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Synageva BioPharma Corp. and its consolidated subsidiaries unless the context requires otherwise. Synageva BioPharma™ and Kanuma™ are trademarks of Synageva BioPharma Corp. FUZEON® , is a registered trademark of Hoffmann-La Roche, Inc.

Our Business

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for patients with rare diseases. We have a pipeline of protein therapeutic programs for rare diseases with unmet medical need which are at various stages of development. We are planning for a global launch of our lead product, Kanuma for LAL Deficiency. Kanuma is currently under regulatory review in the U.S., Europe, and Mexico.

We have an active IND with the FDA to evaluate our second program, SBC-103, a first-mover enzyme replacement therapy program for MPS IIIB, also known as Sanfilippo B syndrome. We have begun dosing patients with MPS IIIB in a Phase 1/2 study investigating intravenous administration of SBC-103 and plan to report preliminary data from this study in the second half of 2015.

Our third pipeline program, SBC-105, is a first-mover enzyme therapy in preclinical development for rare disorders of calcification. We have additional first-mover and potentially bio-superior protein therapeutic pipeline programs for other rare diseases at different stages of preclinical development. We own the worldwide commercial rights to all of our pipeline programs.

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

Kanuma™ (sebelipase alfa) and LAL Deficiency

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

Based on prevalence estimates published in the medical literature, we estimate there are at least 3,000 children and adults with LAL Deficiency in North America, South America, Europe, Japan and parts of the Middle East (the “major reimbursable markets”). The physician target audience for LAL Deficiency primarily consists of pediatric hepatologists and gastroenterologists, as well as lipidologists.

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

We have submitted a Biologics License Application (BLA) to the FDA and a Marketing Authorization Application (MAA) to the EMA for Kanuma as a treatment for patients with LAL Deficiency. The FDA has accepted for review the BLA for Kanuma for the treatment of LAL Deficiency. The FDA granted our request for Priority Review, which shortens the regulatory review period and is reserved for investigational therapies that treat serious conditions and, if approved, would provide a significant improvement in safety or effectiveness compared to available therapies. The FDA established a target action date of September 8, 2015 under the Prescription Drug User Fee Act (PDUFA). The EMA validated the MAA and granted our request for accelerated assessment, which has the potential to shorten the EMA’s regulatory review time. In addition, in March 2015, the Company announced the submission of an application for Kanuma to the Comisión Federal para la Protección contra Riesgos Sanitarios (Cofepris) in Mexico as a treatment for patients with LAL Deficiency.

The regulatory filings included data from a global, randomized, double-blind, placebo-controlled Phase 3 trial of Kanuma in children and adults with LAL Deficiency, a Phase 2/3 trial of Kanuma in infants with LAL Deficiency, and an ongoing Phase 1/2 trial in adults with LAL Deficiency. Patients in these trials, combined with patients in other ongoing clinical trials with Kanuma, represent the largest patient population studied to date for this rare, devastating disease.

We continue to conduct additional trials that expand the clinical experience with Kanuma in LAL Deficiency. These trials include eligible patients who were not able to enroll into the previously completed Phase 3 studies based on completion of enrollment, age, disease presentation, previous treatment by hematopoietic stem cell or liver transplantation, or disease characteristics that would have precluded participation in a placebo-controlled study.

Study LAL-CL06 is a global, open-label trial to assess the safety of Kanuma in infants (greater than eight months of age), or children and adults with LAL Deficiency with evidence of advanced liver disease or disease recurrence in patients with past liver or hematopoietic transplant, among other disease manifestations. This trial recently completed enrollment with a total of 31 patients.

Study LAL-CL08 is a global, open-label trial to expand the clinical experience with Kanuma in additional infants with LAL Deficiency. This trial continues to enroll with four infants currently receiving treatment with Kanuma. These four infants are in addition to the five infants who continue to receive treatment with Kanuma as part of the ongoing, open-label Phase 2/3 trial.

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

Our commercial strategy for Kanuma after approval will focus on: (i) continuing to raise disease awareness, (ii) facilitating diagnosis, (iii) supporting treatment, and (iv) facilitating third party reimbursement. By aligning resources against these imperatives, we believe that our commercial footprint will be efficient and scaled to a highly specialized market niche. Similar to other companies with such specialized call points, our current plans for resourcing the commercialization effort for Kanuma include a small number of highly specialized field-based representatives supported by a specialized organization in-house. The planned commercial organization is being developed to initially address the needs and opportunities for the major reimbursable markets.

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

SBC-103 is a recombinant form of the natural human NAGLU enzyme we are developing as an enzyme replacement therapy for MPS IIIB. In December 2014, we announced that the IND application to FDA to evaluate SBC-103 as a treatment for MPS IIIB is active. Patient enrollment and dosing continues with MPS IIIB in a Phase 1/2 study investigating intravenous administration of SBC-103 and we plan to report preliminary data from this study in the second half of 2015. SBC-103 has been granted orphan designation by the FDA and the EMA and Fast Track designation from the FDA.

The Phase 1/2 open-label trial will enroll approximately nine patients, two years of age or greater but less than 12 years of age, with definitive diagnosis of MPS IIIB and developmental delay. Patients will be treated in one of three different dosing cohorts (0.3 mg/kg, 1.0 mg/kg or 3.0 mg/kg) with every other week intravenous administrations of SBC-103 for 24 weeks. Patients who meet qualifying criteria may continue therapy with SBC-103 for an extended period. The primary endpoint of the trial is safety and tolerability of intravenous administration of SBC-103 in patients with MPS IIIB. The study will also determine the effects of dosing with SBC-103 on the onset, magnitude, and reversibility of changes in levels of total HS in cerebral spinal fluid (CSF), serum, and urine as well as measure the effects of neurocognitive and developmental function and change in brain structures as assessed by magnetic resonance imaging. Exploratory biomarkers, MPS IIIB disease characteristics, symptoms, and quality of life will also be measured.

The advancement of SBC-103 into the clinic is supported by preclinical studies demonstrating that intravenously administered SBC-103 is able to cross the blood-brain barrier and reduce HS storage in the brain, liver and kidney in an MPS IIIB animal model. These studies include a mouse model of MPS IIIB, an in vitro model of the blood-brain barrier, and a non-human primate study.

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

SBC-105 for rare disorders of calcification

SBC-105 is our third pipeline program and a first-mover enzyme replacement therapy in preclinical development for rare disorders of calcification. In healthy individuals, an enzyme called ectonucleotide pyrophosphatase/phosphodiesterase-1 (ENPP1) generates pyrophosphate (PPi), which is a potent inhibitor of tissue calcification. Inherited mutations of ENPP1 in diseases such as generalized arterial calcification of infancy (GACI), hypophosphatemic rickets and pseudoxanthoma elasticum, result in increased calcification of the arteries and other tissues that can lead to increased morbidity and early mortality. In addition, low PPi levels have been linked to vascular calcification in patients with chronic kidney disease (CKD) and PPi has been shown to inhibit vascular calcification in animal models of CKD.

SBC-105 is a recombinant enzyme that replaces the mutated ENPP1 enzyme and increases production of PPi. SBC-105 improved survival and biomarkers, and decreased tissue calcification in a preclinical mouse model of GACI. We are testing SBC-105 in GACI animal models with plans to expand testing of SBC-105 to CKD animal models to support entry into the clinic in 2016.

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

We continue to explore opportunities that leverage our proprietary EW manufacturing platform and other capabilities to create potentially bio-superior treatments for patient populations who still have unmet medical need. We have produced enzymes targeting Hunter syndrome, Fabry disease and Pompe disease with expression levels and activity that support further preclinical assessment. Combined, these diseases affect well-defined patient populations in excess of 10,000 individuals worldwide. Preclinical testing in animal models is underway to generate proof of concept data including the potential for improved product characteristics for at least one of these programs this year.

In addition to SBC-105 and the potentially bio-superior programs, we have other first-mover protein therapeutic pipeline programs for other rare diseases at different stages of preclinical development. With respect to pipeline products and other product candidates, we may elect to utilize our own commercial capabilities to market and sell a product for which we obtain regulatory approval. We also may enter into strategic transactions to supplement or partner our technologies and resources. When identifying strategic transactions, we seek to leverage our expertise in commercial, product development and production technologies for rare diseases.

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

Collaboration and License Revenue

Collaboration and license revenue relates to revenue from the licensing of our intellectual property in 2014. In 2013 and 2012, collaboration and license revenue included revenue from collaboration agreements.

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

Other Expense, net

Other expense, net includes our pro-rata share of the net loss associated with an equity method investment.

Interest Income, net

Interest income, net relates to interest earned on our cash equivalent and short-term investment balances, partially offset by interest expense related to our financing lease obligation.

Provision for Income Taxes

Provision for income taxes is comprised of the taxes currently payable as a result of foreign operations. We have certain international subsidiaries that are profitable on a stand-alone basis. Accordingly, a tax provision is reflected for the taxes incurred in such jurisdictions based on intercompany service arrangements.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues

The following table presents total revenue for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Royalty revenue	$927	$1,447	$(520)	(36)%
Collaboration and license revenue	—	139	(139)	(100)

Total revenue	$927	$1,586	$(659)	(42)%

Total revenues decreased by approximately $0.7 million for the three months ended March 31, 2015, as compared to the comparable period of the prior year, primarily as a result of decreased FUZEON royalty revenue. In the three months ended March 31, 2014, we recognized approximately $0.1 million related to the licensing of certain intellectual property rights. FUZEON royalty revenues are unpredictable, as we are not marketing the product and inconsistent sales in certain regions can cause period to period variability. In general, we have seen a trend of decreasing royalties related to FUZEON which we expect to continue in 2015.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Compensation and benefits-related	$7,858	$5,576	$2,282	41%
Clinical trials and manufacturing	16,498	14,069	2,429	17
Other development related external services	6,702	4,117	2,585	63
Facilities related and other	4,413	2,639	1,774	67
Stock-based compensation expense	2,736	1,467	1,269	87

Total research and development expense	$38,207	$27,868	$10,339	37%

Research and development expense increased by approximately $10.3 million to $38.2 million for the three months ended March 31, 2015 as compared to $27.9 million for the comparable prior year period. The increase in total research and development expense is due to increased clinical trial costs, external manufacturing fees, toxicology studies and other development related external services associated with on-going development of Kanuma, SBC-103, SBC-105 and our pipeline programs, as well as higher compensation expense and stock-based compensation expense from hiring additional staff to move our programs forward. Also contributing to the period-over-period increase in research and development expense was higher facilities and related costs of $1.8 million primarily related to increased depreciation expense for our manufacturing and lab facilities fixed asset additions, as well as higher costs to operate our facilities.

We expect our investment in research and development to continue to increase as development activities for Kanuma, SBC-103, SBC-105 and our other pipeline programs continue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Compensation and benefits-related	$7,807	$3,762	$4,045	108%
External and professional services	6,989	3,894	3,095	79
Facilities related and other	2,566	434	2,132	491
Stock-based compensation expense	4,309	1,714	2,595	151

Total selling, general and administrative expense	$21,671	$9,804	$11,867	121%

Selling, general and administrative expense increased by approximately $11.9 million to $21.7 million for the three months ended March 31, 2015 as compared to $9.8 million for the comparable prior year period. The increase was primarily due to higher compensation-related expenses (including stock-based compensation expense), external service costs and facilities related and other expenses. Compensation related costs, including stock-based compensation, increased $6.6 million as we continue to expand our resources to support our international organization and commercial preparations for Kanuma. External service costs contributed $3.1 million to the period-over-period increase in expense and were primarily due to increased consulting, external commercial and marketing costs, patent and legal fees and accounting and other professional service costs. Facilities related and other expenses increased approximately $2.1 million, period-over-period due to increased domestic facility expenses, travel and costs related to our commercial preparations for Kanuma. We expect selling, general and administrative expense to continue to increase as we continue commercial preparations and support expanded research operations.

Amortization of Developed Technology

Costs recognized for the amortization of developed technology for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Amortization of developed technology	$222	$390	$(168)	(43)%

We recognized $0.2 million of amortization related to the developed technology associated with the FUZEON royalty stream in the three months ended March 31, 2015, as compared to $0.4 million in the prior year period. Amortization of developed technology is computed using an accelerated method based on the undiscounted actual cash flows received from the FUZEON royalty stream, in proportion to the estimated total undiscounted cash flows from the asset. In conjunction with expected cash flows, our amortization model assumed a larger proportion of expense in the periods immediately following the acquisition of the FUZEON royalty stream, thus the period-over-period decrease.

Interest Income, Net

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Interest income, net	$83	$75	$8	11%

Interest income, net primarily relates to interest earned on our short-term investment balance. Our investments include U.S. treasury securities and money market funds, with a weighted average maturity of one year or less.

Other Expense, net

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Other expense, net	$(252)	$(5)	$(247)	(4940)%

For the three months ended March 31, 2015, other expense was comprised primarily of the Company’s pro-rata share of the net loss associated with an equity method investment.

Provision for income taxes

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Provision for income taxes	$259	$18	$241	1,339%

Our provision for income taxes is comprised primarily of the taxes currently payable as a result of transfer pricing arrangements related to foreign operations, and totaled approximately $0.3 million for the three months ended March 31, 2015, compared to less than $0.1 million for the three months ended March 31, 2014. As we are in a full valuation allowance, we do not recognize any benefit from U.S. operating losses in our income statement or balance sheet.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our operations to date primarily from the proceeds of the sale of stock, and to a lesser extent, license and royalty fees, upfront cash payments and research and development funding from collaborators, government grants and licensors. We completed a total of five equity financings from 2012 to 2014, resulting in the issuance of approximately 14.0 million shares of common stock and the receipt of approximately $674.8 million of net proceeds. In addition, in January of 2015, we raised another $308.7 million in net proceeds through the sale of 3.45 million shares of common stock.

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

We are unsure when we will generate significant revenue from the direct sale of products currently in development, if ever. We receive royalties from the sale of FUZEON by Roche, which are generally expected to continue to decrease over time. As of March 31, 2015, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $710.6 million. Our cash equivalents are highly liquid investments purchased with a maturity date of 90 days or less at the date of purchase and consist of U.S. treasury bills and amounts held in money market funds.

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

Net cash used in operating activities was $47.4 million for the three months ended March 31, 2015, and was primarily the result of a net loss of $59.6 million, the drivers of which are discussed in further detail in “Results of Operations.” In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during the three months ended March 31, 2015. Non-cash items include depreciation of fixed assets of $1.4 million, amortization of developed technology of $0.2 million, stock-based compensation of $7.0 million, and the amortization of premium on available for sale investments of $1.5 million. Non-cash items also include $0.3 million of expense related to our pro-rata share of an equity method investment’s net loss. Changes in operating assets and liabilities resulted in a net source of cash of $1.7 million, which was primarily the result of a net increase in current liabilities and other liabilities of $2.5 million from December 31, 2014. These changes were partially offset by a net increase in current assets of approximately $0.8 million from December 31, 2014. The increase in accrued expenses and other liabilities were primarily driven by increased clinical, toxicology and manufacturing activities, as summarized in Note 4, “Supplemental Balance Sheet Information” of the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Net cash used in operating activities was $34.0 million for the three months ended March 31, 2014, and was primarily the result of a net loss of $36.4 million. In addition, non-cash items and changes in certain operating assets and liabilities affected operating cash during three months ended March 31, 2014. Non-cash items include depreciation of fixed assets of $1.0 million, amortization of developed technology of $0.4 million, stock-based compensation of $3.2 million, and the amortization of premium on available for sale investments of $0.7 million. Changes in operating assets and liabilities resulted in a net use of cash of $2.9 million, which was primarily the result of increased prepaid expenses, other current assets and other assets of $2.6 million. The increases in prepaid and other assets, as well as accrued expenses and other liabilities were primarily driven by clinical, toxicology and manufacturing activities.

Net cash used in investing activities totaled $251.0 million in the three months ended March 31, 2015 and was primarily a result of the purchase of available-for-sale investments of $385.2 million, partially offset by cash received from the maturity of available for sale investments totaling $136.0 million. The purchase of available for sale securities reflects the Company’s investment of the proceeds for the January equity offering. Cash flows used for investing activities also included $1.8 million for capital expenditures

Net cash used in investing activities totaled $79.9 million for the three months ended March 31, 2014, and was primarily a result of the purchase of available-for-sale investments of $167.6 million, partially offset by cash received from the maturity of available for sale investments totaling $90.7 million. Cash flows used for investing activities included $3.2 million for capital expenditure, partially offset by a change in restricted cash related to security deposits on properties of $0.3 million. Capital expenditures primarily relate to leasehold improvements at our production, lab and office locations. Cash used for capital expenditures in the statement of cash flows does not include $1.6 million for amounts that were incurred by our landlord related to the construction of our Bogart, GA manufacturing facility, where we have been deemed the “accounting owner” based on the applicable lease accounting guidance and $2.7 million for capital expenditures that were accrued but not yet paid.

Financing activities provided cash of approximately $314.4 million for the three months ended March 31, 2015 resulting from net cash received from the January equity financing of $308.7 million and proceeds from the exercise of stock options of $5.8 million. Cash used in operating activities included $0.1 million related to payments of principle on our lease financing obligation.

Financing activities provided cash of approximately $204.1 million in the three months ended March 31, 2014, resulting from net cash received from a secondary offering of $200.9 million and proceeds from the exercise of stock options of $3.2 million.

Funding Requirements

Our cash and cash equivalents and investments balance at March 31, 2015 totaled $710.6 million. We expect to use our existing cash and cash equivalents and investments to continue our research and development programs and commercialization activities and to fulfill our planned operating goals. In particular, our currently planned operating and capital requirements include the need for working capital to support Kanuma, SBC-103, SBC-105 and the other preclinical candidates that we are seeking to develop, and to fund our commercial and medical affair costs and general and administrative expenses as we approach commercialization of Kanuma. We expect that our current funding position will enable us to sustain operations into at least 2017.

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

Contractual Obligations and Requirements

As of March 31, 2015, our contractual obligations consisted primarily of lease obligations for our headquarters, manufacturing and other facilities, contractual purchase obligations and to a lesser extent, minimum contractual payments on licensed technology.

There have not been any other significant changes to our contractual obligations and requirements during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 26, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2015, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February  26, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks during the three months ended March 31, 2015 have not materially changed from those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 26, 2015.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to process, summarize and disclose this information within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have submitted a BLA to the FDA and an MAA to the EMA for Kanuma as a treatment for patients with LAL Deficiency, but we have neither obtained marketing approval nor commercialized any of our current product candidates and do not know if or when we will receive marketing approval or generate revenue from the direct sale of an approved product, including Kanuma. We have only limited clinical experience, which might prevent us from successfully designing or implementing a clinical trial for any of the indications we currently, or in the future, target. We may not be able to demonstrate that our product candidates meet the appropriate standards for regulatory approval, including because we may be unsuccessful in convincing regulatory authorities of the adequacy of the design of our trials or the sufficiency of the data generated from our clinical and other studies. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining regulatory approvals, we might not be able to commercialize our lead programs, or might be significantly delayed in doing so, which will materially harm our business.

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

We also submitted an MAA to the EMA for Kanuma as a treatment for patients with LAL Deficiency. The EMA validated the MAA and granted our request for accelerated assessment, which has the potential to shorten the EMA’s regulatory review time. However, the review timelines to reach a CHMP opinion and EMA action will depend in part on how efficiently we respond to questions which stop the clock during the review. In addition, the approval of the MAA will require successful completion of inspections and resolution of any significant issues raised during these inspections.

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

If our product candidates or FUZEON, methods, processes, or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and might have to:

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and data about our patients, suppliers, and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, “hactivists,” patient groups, disgruntled current or former employees, and others. Hacker attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached due to employee error or malfeasance. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Furthermore, if our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. Attacks could have a material impact on our business, operations or financial results. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.

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

We are a clinical-stage biopharmaceutical company. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception, and at March 31, 2015, we had an accumulated deficit of approximately $506.5 million. We expect our expenses to increase in connection with our efforts to seek approval for and commercialize Kanuma and our research and development of our other product candidates, including but not limited to, SBC-103 and SBC-105. As a result, we expect to continue to incur significant research and development and other expenses related to our ongoing operations for the foreseeable future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Commercial Supply Agreement, by and between the Company and Fujifilm Diosynth Biotechnologies U.S.A., Inc., dated January 28, 2015. †

10.2	Manufacturing Services Agreement, by and between the Company and Patheon UK Limited, dated February 4, 2015. †

10.3*	Synageva BioPharma Corp. 2014 Equity Incentive Plan—form of Restricted Stock Unit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 6 of this report.
†	Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synageva BioPharma Corp.

Date: April 30, 2015	By:	/s/ Sanj K. Patel
Sanj K. Patel
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2015	By:	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.1	Commercial Supply Agreement, by and between the Company and Fujifilm Diosynth Biotechnologies U.S.A., Inc., dated January 28, 2015. †

10.2	Manufacturing Services Agreement, by and between the Company and Patheon UK Limited, , dated February 4, 2015. †

10.3*	Synageva BioPharma Corp. 2014 Equity Incentive Plan—form of Restricted Stock Unit Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies this report and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 6 of this report.
†	Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.